Form 10QSB
period 1999-09-30
WHITNEY INFORMATION NETWORK INC
filed 2000-01-07
CIK 1095276

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549
                   ----------------------------------
                                FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:

                      ------------------------------
                      Commission file number 0-27403
                      ------------------------------

                     WHITNEY INFORMATION NETWORK, INC.
         (Exact name of Registrant as specified in its charter.)

     COLORADO                                84-1475486
(State of other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)


                          4818 Coronado Parkway
                       Cape Coral, Florida   33904
      (Address of principal executive offices, including zip code.)

                             (941) 542-8999
           Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  x             NO

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at September 30, 1999 was 7,500,047 shares.

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                                 PART I

ITEM 1.   FINANCIAL STATEMENTS.


WHITNEY INFORMATION NETWORK, INC.
Consolidated Financial Statements
For the Nine Months Ended September 30, 1999 and 1998

Index

Consolidated Balance Sheet    .    .    .    .    .    .    1

Consolidated Statement of Operations    .    .    .    .    2

Consolidated Statement of Cash Flows    .    .    .    .    3

Consolidated Statement of Changes in Shareholders'
  Equity  .    .    .    .    .    .    .    .    .    .    4

Comparative Consolidated Statement of Operations  .    .    5

Notes to the Consolidated Financial Statements.   .    .    6-15

WHITNEY INFORMATION NETWORK, INC.
Consolidated Balance Sheet
At September 30, 1999  and 1998

                               ASSETS   1999           1998
CURRENT ASSETS:
Cash                                    $  1,205,523   $   465,010
Accounts Receivable                     $  1,436,997   $ 1,067,572
Notes Receivable                        $      6,364   $    19,083
Prepaid Advertising, Taxes and Other    $  1,076,705   $   262,523
Due From Affiliates                     $     99,211   $    11,210
Land for Resale                         $      9,686   $    12,336
Deferred Production Costs               $    114,953   $   114,953
Deferred Seminar Costs                  $  8,012,511   $   621,934
Miscellaneous Receivable and
 Other Current Assets                   $     95,226   $    24,098
                                        -----------    -----------
Total Current Assets                    $ 12,057,176   $ 2,598,719
                                        ------------   -----------
PROPERTY AND EQUIPMENT
 depreciation of $16,653 in 1999        $    181,481   $        -
                                        ------------   -----------
OTHER ASSETS
 Contract Rights
  (net of amortization of $1,634)       $     48,683   $        -
                                        ------------   -----------
TOTAL ASSETS                            $ 12,287,340   $ 2,598,719
                                        ============   ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts Payable                        $    874,294   $   363,273
Income Taxes Currently Payable          $    528,538   $   240,000
Loans From Affiliates                                  $    89,755
Deferred Educational Revenues           $  8,801,815   $ 1,445,792
Other Accrued Liabilities               $    172,395   $    29,750
                                        ------------   -----------
TOTAL CURRENT LIABILITIES               $ 10,377,042   $ 2,168,570
                                        ------------   -----------
OTHER LIABILITIES AND DEFERRED CREDITS
Deferred Income Taxes                   $    267,000
Loans from Shareholder                                 $    64,979
                                        ------------   -----------
TOTAL OTHER LIABILITIES                 $    267,000   $    64,979
                                        ------------   -----------
TOTAL LIABILITIES                       $ 10,644,042   $ 2,233,549
                                        ------------   -----------
                          SHAREHOLDERS' EQUITY
Common Stock (no par value stock, 7,500,047
 shares issued and outstanding)         $     67,102   $     2,602
Paid In Capital                         $        900   $       900
Retained Earnings                       $  1,575,296   $   361,668
                                        ------------   -----------
TOTAL SHAREHOLDERS' EQUITY              $  1,643,298   $   365,170
                                        ------------   -----------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY               $ 12,287,340   $ 2,598,719
                                        ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                    1

WHITNEY INFORMATION NETWORK, INC.
Consolidated Statement of Operations
For the Nine Months Ended September 30, 1999 and 1998

                                        1999           1998
Sales                                   $ 16,715,387   $ 13,058,283

COST OF SALES                           $  7,082,955   $  4,626,462
                                        ------------   ------------
Gross Profit                            $  9,632,432   $  8,431,821
                                        ------------   ------------
EXPENSES
Advertising and Sales Expense           $  4,780,332   $  4,953,484
General and Administrative Expense      $  3,395,366   $  2,775,364
                                        ------------   ------------
                                        $  8,175,698   $  7,728,848
                                        ------------   ------------
Income Before Taxes                     $  1,456,734   $    702,973

Income Taxes (see note)                 $   (548,600)  $   (240,000)
                                        ------------   ------------
NET INCOME                              $    908,134   $    462,973

Retained Earnings, beginning of year    $    667,162   $   (101,274)
                                        ------------   ------------
Retained Earnings, end of year          $  1,575,296   $    361,699
                                        ============   ============
Basic and Fully Diluted
 Earnings Per Share**                   $       0.12   $       0.06
                                        ============   ============

Weighted average number of shares outstanding
 during the period                         7,513,859      7,500,047
                                        ============   ============

** Prior periods have been restated to reflect the merger as if it took place at the beginning of the period.






















The accompanying notes are an integral part of the consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC.
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 1999 and 1998


                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings from operations            $   908,134    $   462,942
 Add back Depreciation and Amortization $    18,287
                                        -----------    -----------
                                        $   926,421    $   462,942

Changes in operating assets and liabilities
Increase in Accounts Receivable         $   (456,734)  $  (989,456)
Decrease in Notes Receivable            $      4,194   $     6,454
(Increase) Decrease in
 Prepaids and other assets              $   (935,257)  $   (82,835)
Increase in Other Receivables           $    (74,745)  $   (16,772)
Increase in Accounts Payable            $    309,586   $   279,166
Increase in Deferred Income             $  4,843,571   $ 1,206,793
Increase in Income Tax Payable          $    380,538   $   240,000
Increase in Other Liabilities           $    109,447   $    22,937
                                        ------------   -----------
Net cash flow from operations           $  5,107,021   $ 1,129,229
                                        ------------   -----------

CASH USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment      $   (198,134)
Acquisition of Contract Rights          $    (50,317)
Real Estate Sold                                       $    67,625
Loans made to Affiliates                $    (77,407)
                                        ------------   -----------
Net cash used in investing activities   $   (325,858)  $    67,625
                                        ------------   -----------

CASH USED IN FINANCING ACTIVITIES
Issuance of Common Stock                $     64,500
Loans from affiliates                   $     18,111   $   (90,992)
Increase in Deferred Expenses           $ (4,028,822)  $  (670,888)
                                        ------------   -----------
Net cash used in financing activities   $ (3,946,211)  $  (761,880)
                                        ------------   -----------
Increase in cash                        $    834,952   $   434,974

Cash at beginning of year               $    370,571   $    30,036
                                        ------------   -----------
Cash at end of year                     $  1,205,523   $   465,010
                                        ============   ===========











The accompanying notes are an integral part of the consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC.
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 1999 and 1998

                        Common Stock      Paid      Retained       Total
                      Number of           In        Earnings       Shareholders'
                      Shares    Value     Capital   (Deficit)      Equity
Balance
 December 31, 1996      976,200 $  2,602            $    (2,500)           102

Net loss for 1997                                   $       (64)   $       (64)
                      --------- --------  -----     -----------    -----------
Balance
 December 31, 1997      976,200 $  2,602            $    (2,564)   $        38

Reverse Split          (226,153)

Merger with Win Systems,
 Inc.                 6,750,000           $ 900     $   (98,710)   $   (97,810)

Net income for the
 period ending
 December 31, 1998                                  $   768,436    $   768,436
                      --------- --------  -----     -----------    -----------
Balance
 December 31, 1998    7,500,047 $  2,602  $ 900     $   667,162    $   670,664

Issuance of Shares
 for Acquisitions        20,000 $ 50,000                           $    50,000
Issuance of Shares
 for Services             8,000 $ 14,500                           $    14,500

Net income for the
 Nine months ending
 September 30, 1999                                 $   908,134    $   908,134
                      --------- --------  -----     -----------    -----------
Balance
 September 30, 1999   7,528,047   67,102    900       1,575,296      1,643,298
                      ========= ========  =====     ===========    ===========



















   The accompanying notes are an integral part of the consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC.
Comparative Consolidated Statement of Operations
For the Nine Months and Three Months Ended September 30, 1999 and 1998

                         Quarter Ended       Nine Months Ended
                         September 30,       September 30,
                         1999          1998          1999          1998
Sales                    $ 6,429,067   $ 4,879,288   $16,715,387   $13,058,283

Cost of Sales            $ 2,742,865   $ 1,760,533   $ 7,082,955   $ 4,626,462
                         -----------   -----------   -----------   -----------
Gross Profit             $ 3,686,202   $ 3,118,755   $ 9,632,432   $ 8,431,821
                         -----------   -----------   -----------   -----------
Expenses
Advertising and
 Sales Expense           $  1,806,134  $ 1,697,127   $ 4,780,332   $ 4,953,484
General and
 Administrative Expense  $ 1,393,324   $ 1,097,771   $ 3,395,366   $ 2,775,364
                         -----------   -----------   -----------   -----------
                         $ 3,199,458   $ 2,794,898   $ 8,175,698   $ 7,728,848
                         -----------   -----------   -----------   -----------
Income Before Taxes      $   486,744   $   323,857   $ 1,456,734   $   702,973

 Income Taxes (see note) $  (204,719)  $  (133,000)  $  (548,600)  $  (240,000)
                         -----------   -----------   -----------   -----------
NET INCOME               $   282,025   $   190,857   $   908,134   $   462,973

Retained Earnings,
 beginning of period     $ 1,293,271   $   170,842   $   667,162   $  (101,274)
                         -----------   -----------   -----------   -----------
Retained Earnings,
 end of period           $ 1,575,296   $   361,699   $ 1,575,296   $   361,699
                         ===========   ===========   ===========   ===========
Basic and Fully Diluted
 Earnings Per Share**    $      0.04   $      0.03   $      0.12   $      0.06
                         ===========   ===========   ===========   ===========
Weighted average number of
 shares outstanding during
 the period.               7,526,025     7,500,047     7,519,945     7,500,047
                         ===========   ===========   ===========   ===========

** Prior periods have been restated to reflect the merger as if it took place at the beginning of the period.













   The accompanying notes are an integral part of the consolidated financial statements.
                                  5

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

SIGNIFICANT ACCOUNTING POLICIES

General

WHITNEY INFORMATION NETWORK, INC. (formerly Win Systems International, Inc.) was incorporated under the laws of the State of Colorado and began operations in the Educational Seminar industry on August 18, 1998 when it merged with Win Systems, Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Statements

The Company's financial instruments consist principally of cash, accounts receivable and notes receivable, deferred seminar costs, accounts payable, accrued expenses, deferred educational revenues, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of September 30, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WHITNEY INFORMATION NETWORK, INC. and its wholly owned subsidiaries, Whitney Education Group, Inc. (formerly Win Systems, Inc,) Whitney Canada, Ltd. and 1311448 Ontario Corp and Wealth Intelligence Network, Inc., Whitney Consulting Services, Inc., Russ Whitney's Wealth Centers,
Inc. and Whitney Internet Services, Inc.   All significant inter-company
accounts and transactions have been eliminated.

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenue Recognition

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminars (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See liability for Deferred Revenues on the balance sheet in the amount of $8.801815 at September 30, 1999 and $1,445792 at September 30, 1998.

Deferred Expenses for Future Educational Programs

The Company incurs a liability when a student signs up to attend a future educational seminar with the Company and the tuition that was collected or accrued is deferred. The expenses related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Seminar Costs in the amount of $8,012,511 at September 30, 1999 and $621,934 at September 30, 1998.
                                             September 30,
Components of Deferred Expenses         1999           1998

Advertising Expense                     $ 4,223,395    $ 327,821
Instructors and Trainers Compensation     1,361,326      105,667
Support Services                            775,611       60,203
Travel and Facility Costs                 1,109,733       86,138
Administrative Expense                      542,447       42,105
                                        -----------    ---------
Total                                   $ 8,012,511    $  21,934
                                        ===========    =========
Property and Equipment

Property and equipment are carried at cost. Depreciation is provided using accelerated and straight-line methods over the following useful lives:

Office Furniture    .    .    .    .    .    .    .    .  7 years
Office Equipment    .    .    .    .    .    .    .    .  5 years
Intangibles (Contract Rights) .    .    .    .    .    . 15 years

Also; the Company owned land for resale at September 30, 1999, which it plans to sell to an affiliate in the second half of 1999 (at the same price it purchased the land from the affiliate at the beginning of
1997). See related party transactions.

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes" in 1993. SFAS No. 109 requires the liability method of accounting for income taxes. Deferred income taxes result in temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes. These differences are primarily due to the differences in accrual basis reporting for statement purposes and cash basis reporting for tax purposes.

Accounts and Notes Receivable

Notes Receivable represent one-year notes at various interest rates received on sales of real estate. The accounts receivable are trade receivables arising from the sale of educational products and seminars. The company believes the allowance for doubtful accounts is sufficient to cover any uncollectible amounts as of September 30, 1998.

Land for Resale

The land held for resale on the balance sheet is recorded at cost and is reasonably expected to be sold or exchanged during the succeeding year.

Net Income Per Common Share

In 1997 the Company adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128 (the "Statement") establishes standards for computing and presenting earnings per share ("EPS"). This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. This Statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Mergers, Acquisitions and Capital Accounts

On August 18, 1998, Whitney Education Group, Inc. (formerly Win Systems, Inc.) was acquired by WHITNEY INFORMATION NETWORK, INC. (formerly Win Systems International, Inc. and prior to that Gimmel Enterprises, Inc.) in a reverse merger whereby Whitney Education Group, Inc. exchanged 100% of its shares for 90% of Gimmel's shares bringing the total shares of WHITNEY INFORMATION NETWORK, INC. (issued and outstanding) at August 18, 1998 to 7,500,047. Whitney Education Group, Inc. became a wholly owned subsidiary of Whitney Information Network, Inc. (WIN). The financial statements from January 1, 1997 through September 30, 1999 are based upon the assumption that the companies were combined for the entire period and all stock splits have been reflected in the statements as of
the beginning of the period.   Also on August 18, 1998, WIN issued
187,500 Class A stock purchase warrants and 340,000 Class B stock purchase warrants. Both the Class A and Class B warrants are exercisable at $4.00 per share.

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Mergers, Acquisitions and Capital Accounts (continued)

The Class A warrants and the Class B warrants are exercisable 2 years and 4 years respectively after the underlying stock is registered. The Company also instituted a stock option plan for key personnel. Under the plan options are to be granted at the fair market value at the date of the grant and exercisable for a 10-year period after the grant with a three-year vesting schedule. The Company has reserved 750,000 shares for the stock option plan of which 415,000 option shares have been granted (at an exercise price of approximately $2.00 per share) to the balance sheet date. None have been exercised or expired to date.

On February 1, 1999 the Company purchased all of the Assets of Wealth Intelligence Network, Inc. for 20,000 shares of stock at $2.50 per share. In addition the Company (during the period from May to August
1999) issued 8,000 shares to a financial public relations firm in lieu of cash for services valued at $14,500.

Related Party Transactions

The Company has rented its headquarters premises in Cape Coral, Florida since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related party lease were $35,622 and $26,606 for the nine months ended September 30, 1999 and 1998, respectively. The company leases approximately 8,700 square feet presently. Future minimum payments, by year and in the aggregate under capital and noncancellable operating leases with initial or remaining terms of one year or more are shown in the Commitments footnote.

At September 30,1999 and September 30, 1998 the related party receivables and payables on the balance sheet were as follows:

                              Sept 30, 1998            Sept 30, 1999
Payables:
Long-term
Loans Payable to the Chairman
 of the Board                 $ 64,979                 $   -0-
                              ========                 =======
Short-Term
Amounts due to Whitney
 Leadership Group, Inc.       $    225                 $   -0-
Amounts Due to RAW, Inc.      $  1,747                 $   -0-
Amounts Due to MRS Equity
 Corp.                        $ 87,783                 $   -0-
                              --------                 -------
                              $ 89,755                 $   -0-
                              ========                 =======

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Related Party Transactions (continued)

Receivables:
Due from Whitney Leadership Group            $ 98,269
Due form MRS Equity Corp                     $    888
Due from RAW, Inc.                           $     54
                                             --------
                                             $ 99,211
                                             ========

The Company has receivables from Whitney Leadership Group in the amount of $98,269; Precision Software Services, Inc. in the amount of $0; MRS Equity Corp. in the amount of $888 and RAW, Inc. in the amount of $54 shown on the balance sheet as Due from Affiliates at September 30, 1999.

MRS Equity Corp. provides certain products and services for WHITNEY INFORMATION NETWORK, INC. and WHITNEY INFORMATION NETWORK, INC. provides MRS Equity Corp. with payroll services including leased employees.
WHITNEY INFORMATION NETWORK, INC. provides payroll services to MRS Equity Corp in the amount of $78,844 for the six months ended September 30 1999
and $51,795 for the six months ended September 30,1998.   MRS Equity Corp.
provided WHITNEY INFORMATION NETWORK, INC. with $214,800 and $159,515 for product costs for the nine months ending1999 and 1998 respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. owns a controlling interest.

Precision Software Services, Inc. is a Company that develops and licenses software primarily for the real estate and small business industries. The Chairman of the Board of Directors of WHITNEY INFORMATION NETWORK, INC. owns a majority interest in Precision Software Services, Inc. During the first nine months of 1999 and 1998 the Company provided WHITNEY INFORMATION NETWORK, INC. $247,623 and $139,389 in product cost, respectively. WHITNEY INFORMATION NETWORK, INC. provides payroll services to Precision Software Services, Inc in the amount of $31,608 for the nine months ended September 30, 1999 and $21,900 for nine months ended September 30, 1998.

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Related Party Transactions (continued):

WHITNEY INFORMATION NETWORK, INC. provides payroll services to Whitney Leadership Group, Inc. in the amount of $54,948 for 1999 and $75,071 for 1998. The Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. is the President and Chief Operating Officer of Whitney Leadership Group, Inc.

RAW, Inc. is a company owned by the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC., which buys, sells and invests in real property. It was felt that the Company could enhance its operations if
it could also provide the same services that RAW, Inc. did.   RAW, Inc.
on January 1, 1997 sold WHITNEY INFORMATION NETWORK, INC., a portion of its inventory of real estate on hand at that date, Management decided in late 1997 to discontinue real estate purchases in WHITNEY INFORMATION NETWORK, INC., as this practice detracted the Company from its primary focus of education and training.

In 1998, the company's outside accountant became the Chief Financial Officer of the company and a shareholder of the company. In the year ended December 31, 1998 the company paid $ 19,052 in accounting fees to its now Chief Financial Officer and $-0- in 1999.

Those items above that are reasonably expected to be collected within one year are shown as short term and those, which are not expected to be collected during the next twelve months, are shown as long-term.

Income Taxes

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory rate of 34% to the income before income taxes is as follows:

Income tax expense at the statutory rate
 for continuing operations 9/30/99           $ 496,450
State taxes, net of federal tax benefit      $  52,150

Income tax expense per books                 $ 548,600
                                             =========
Currently Payable                            $ 548,600
Deferred                                           -0-
                                             ---------
                                             $ 548,600
                                             =========

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Income Taxes (continued)

At December 31, 1997 the company had Federal net operating loss carry forwards of approximately $96,000 that were used in 1998. The company has previously reported its revenues and expenses for income tax purposes on the "cash basis" of accounting. Deferred income taxes of $267,000 reflect primarily the taxes owing on the change of accounting method (at the end of 1998) to be paid over the next six years and the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Indebtedness

There were no short or long-term borrowings from unrelated third parties for the nine months ending September 30, 1998 and 1999. The interest expense was $-0- for the nine months ending September 30, 1998 and 1999
to date. (See Related Party Transactions).   The Company was indebted to
its Chairman for short-term non-interest bearing advances in the amount of $64,979 at September 30, 1998 and $0 at September 30, 1999.

Commitments and Contingencies

The company carries liability insurance coverage, which it considers sufficient to meet regulatory and consumer requirements and to protect the company's employees, assets and operations.

The company, in the ordinary course of conducting its business, is subject to various state and federal requirements. In the opinion of management, the company is in compliance with these requirements.

The company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Costs of addressing potential problems are expensed as incurred and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Commitments and Contingencies (Continued)

or its vendors are unable to resolve such issues in a timely manner; it
could result in a financial risk.   Accordingly, the Company plans to
devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. While the Company does not at this time anticipate significant problems with suppliers, it will develop contingency plans, if required, with these third parties due to the possibility of compliance issues.

The Company leases the following properties: (1) Its headquarters building in Cape Coral Florida at an annual rental of $73,844 for approximately 8,700 square feet, (2) Its telemarketing facility in Draper, Utah at an annual rental of $46,563 for 3,678 square feet beginning August 8, 1999 and (3) a Wealth Center facility in Jackson, MS for $42,600 per year for 3,000 square feet beginning September 1, 1999. Future minimum payments, by year and in the aggregate under capital and noncancellable operating leases with initial or remaining terms of one year or more are as follows:

          First year               $   133,795
          Second Year              $   158,820
          Third Year               $   120,020
          Fourth Year              $    39,675

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

     On August 18, 1998, Gimmel Enterprises, Inc., a shell company listed on the NASD OTC Bulletin Board acquired all of the outstanding shares of Whitney Education Group, Inc. (formerly Win Systems, Inc.). Prior to this Gimmel Enterprises, Inc. had no operations and its activities consisted of efforts to establish a new business. Gimmel Enterprises, Inc. changed its name to Whitney Information Network, Inc (WIN!). Whitney Education Group, Inc was a privately held company formed in 1992. For financial and reporting purposes the acquisition has been treated as a recapitalization of WIN! with WIN! as the acquirer (a reverse merger). The historical financial statements prior to August 19, 1998 are those of Whitney Education Group, Inc.

     Whitney Information Network, Inc. (WIN!) is a provider of education in the areas of real estate, finance, Internet and other post secondary career related training. Its learning solutions are designed to deploy and manage knowledge practically and more effectively for use as a competitive advantage. The Company has accomplished its position in the market and growth through its innovative distribution channels, including classroom education, one-on-one mentoring, group instruction, training centers and Internet marketing.

NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1999

REVENUE

     Revenue decreased by 34.2% from $4,789,288 to $6,429,067 for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in revenue is a direct result of increased basic and advance real estate courses available to students along with a successful media campaign.

Revenues

     Revenues for the nine months ended September 30, 1999 increased to $16,715,387 as compared with $13,058,283 for the nine months ended September 30, 1998 an increase of $3,657,149,or 28%. Total deferred revenues on the balance sheet were $8,357,501 and $842,304 at September 30, 1999 and 1998, respectively. Cost of sales increased to $2,139,434 in the three months ending September 30, 1999 from $1,886,438 in the three months ending September 30, 1998. Total cost of sales increased to $4,340,090 in the six months ending September 30, 1998 from $2,865,029 in the six months ending September 30, 1998.

Advertising and Sales Expense

     Total Advertising and Sales Expense increased in the 3rd quarter of 1999 to $1,806,134 form $1,697,127 and remained substantially the same for the nine months ending September 30, 1999 as compared with the same six month period in 1998 (being $4,780,332 and $4,953,484 respectively. This lack of change in advertising and sales expenses represents a greater number of period costs incurred in the first six months of 1998 where certain marketing strategies were being tested and refined. The results of these tests and refinements have materialized in the first six months of the current year. Thus, expenses did not increase proportionately with sales due to the increased expenditures in the first half of 1998.

     Advertising, sales and marketing expenses consist primarily of TV and newspaper advertising, direct mailings, travel, public relations, trade shows and other marketing literature and overhead allocations.

General and Administrative Expense

     General and Administrative Expenses (G & A) increased in the 3rd quarter to $1,393,324 at September 30, 1999 from $1,097,771 at September 30, 1998 an increase of $299,453 or 27% and decreased from $4,953,484 for the nine months ending September 30, 1998 to $4,780,332 for the nine months ending September 30, 1999. The increase in the current quarter represents start up expenses for several new divisions and increased administrative hiring to facilitate the increase in revenues and volume. The overall reduction in the nine months ending September 30, 1999 of $173,152 reflects the initial startup expenses in adding more crews in the first half of 1998 and development of additional products in 1998 that were one time expenditures. General and administrative expenses consist mainly of salaries and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

     Net income $282,025 (net of taxes of $204,719) in the 3rd quarter of 1999 increased by 48% over the prior 3rd quarter of 1998 of $190,857 or $.04 a share as compared with $.03 a share for the comparable quarter last year. Nine months net income was $908,134 for the period ending September 30, 1999 and $462,973 for the period ending September 30, 1998, an increase of $445,161 or 96% over the prior period. This resulted in earnings per share of $.012 per share for the nine months ending September 30, 1999 as compared with $.06 for the nine months ending September 30, 1998.

Liquidity and Working Capital

     At September 30, 1999 the company had cash of $1,205,523 as compared with $465,010 at September 30, 1998. This increase of $740,513 is attributable solely to operations. The company anticipates that its cash flow from operations will be sufficient to meet its working capital needs for the next 12 months.

Receivables and Prepaid Advertising

     Accounts receivable increased by $369,425 to $1,436,997 at September 30, 1999 over $1,067,572 at September 30, 1998. This increase reflects the portion of the increased revenues that were credit sales. Prepaid Advertising, Taxes and other consisted of prepaid Federal income taxes of $448,000 and prepaid state income taxes of $72,000 for a total of $520,000 and prepaid media was $490,825. There were no prepaid taxes at September 30, 1998 and prepaid media at September 30, 1998 was approximately $250,000. The prepaid media is usually purchased four to six weeks in advance of each educational conference held. The prepaid taxes are for 1999 taxes and a portion of the taxes payable due to the change in the accounting method for tax purposes at December 31, 1998.

Deferred Educational Revenues

     Deferred educational revenues arise when a student purchases a course or courses and does not attend those courses until after the balance sheet date. All courses must be scheduled by the students within 90 days of registration and taken within one year. Deferred revenues at the September 30, 1999 were $8,801,815 as compared with those at September 30, 1998 of $1,445,792. This substantial increase represents a natural increase from increased volume and an increase due to a change in emphasis from basic training to intensified training and educational camps. Thus; a greater amount of revenue has been deferred as a larger proportion educational products sold in the current nine months will not be realized until the student attends the courses that he/she has been registered. In addition to the deferred revenues, there is a commensurate amount of expenses associated with those revenues that is also deferred. At September 30, 1999 there were $8,012,511 of expenses that were deferred as compared to $621,934 for the period ending September 30, 1998. A breakdown of the amounts deferred appears below:

                                                  September 30,
Components of Deferred Expenses              1999           1998

     Advertising Expense                     $ 4,223,395    $ 327,821
     Instructors and Trainers Compensation     1,361,326      105,667
     Support Services                            775,611       60,203
     Travel and Facility Costs                 1,109,733       86,138
     Administrative Expense                      542,447       42,105
                                             -----------    ---------
Total                                        $ 8,012,511    $ 621,934
                                             ===========    =========

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998

     Revenues for the year ended December 31, 1998 increased to $12,760,208 as compared with $5,558,280 for the year ended December 31, 1997 an increase of $7,201,928 or 130%. Total deferred revenues on the balance sheet were $3,958,244 and $239,000 at December 31, 1998 and 1997, respectively. Cost of sales increased to $4,682,850 in the year ended December 31, 1998 from $1,910,300 in the year ended December 31, 1997.

     Total Advertising, Selling and General and Administrative expenses increased in the year ended December 31, 1998 to $7,893,922 form $3,637,716 as compared with 1997. These substantial increases in revenues and expenses in 1998 over 1997 reflect a general increase in business and reflect the results of the company's plan to expand its business into new markets and develop new products.

     Sales and marketing expenses consist primarily of TV and newspaper advertising, direct mailings, travel, public relations, trade shows and other marketing literature and overhead allocations. General and administrative expenses consist mainly of salaries and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

     Net income $768,436 (net of taxes of $415,000) for the year ended December 31, 1998 increased dramatically over the year ended December 31, 1997 of $10,264 or $.10 a share as compared with $.01 a share for the comparable year.

Liquidity and Working Capital

     At December 31, 1998 the company had cash of $370,571 as compared with $30,036 at December 31, 1997. This increase of $340,535 is attributable primarily to operations. The company anticipates that its cash flow from operations will be sufficient to meet its needs in the next 12 months.

     In addition, the company from time to time evaluates potential acquisitions of business, products and/or technologies that complement the company's business. To the extent that resources are insufficient to fund the company's activities, the company may need to raise additional funds. There can be no assurance that such additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, the company may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company does not anticipate a problem in funding its "Wealth Centers" (Storefront adult education facilities located in upscale strip malls), as the up front costs are minimal and its Joint Venture Partners will pay half of the star-up costs.

Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results have varied in the past and are expected to vary in the future as a result of a variety of factors, some of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include the demand for technology-based training in general and demand for online learning solutions in particular: the size and timing of educational sessions and registrations, the mix of revenue from products and services, the mix of products sold, market acceptance, etc.

PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     There are no senior securities issued by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters presented to the shareholders for vote during the nine months ended October 31, 1999.

ITEM 5.   OTHER INFORMATION.

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Number    Description


27        Financial Data Schedule

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended October 31, 1999.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 6th day of January, 1999.

WHITNEY INFORMATION NETWORK, INC.
(the "Registrant")

BY:  /s/ Ronald S. Simon
     Ronald S. Simon
     Secretary/Treasurer, Chief Financial Officer
     and a member of the Board of Directors
     Chief Financial Officer and a member of
     the Board of Directors.