Form 10QSB/A
period 1999-09-30
WHITNEY INFORMATION NETWORK INC
filed 2000-03-03
CIK 1095276

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549
                   ----------------------------------
                              FORM 10-Q/A-1

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

Notes to the Consolidated Financial Statements.   .    .    6-12

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

Fair Value of Financial Statements

The Company's financial instruments consist principally of cash, accounts receivable and notes receivable, deferred seminar costs, accounts payable, accrued expenses, deferred educational revenues, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value as of Septembr 30, 1999.
The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of WHITNEY INFORMATION NETWORK, INC. and its wholly owned subsidiaries, Whitney Education Group, Inc. (formerly Win Systems, Inc,) Whitney Canada, Ltd. and 1311448 Ontario Corp and Wealth Intelligence Network, Inc., Whitney Consulting Services, Inc.,Russ Whitney's Wealth Centers, Inc. and
Whitney Internet Services, Inc.   All significant inter-company accounts
and transactions have been eliminated.

Revenue Recognition

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminars and the seminar has taken place (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and the seminar has taken place and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See liability for Deferred Revenues on the balance sheet in the amount of $8,801,815 at September 30, 1999 and $1,445,792 at September 30, 1998.

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

                                                September 30,
Components of Deferred Expenses              1999           1998
     Advertising Expense                     $ 4,223,395    $ 327,821
     Instructors and Trainers Compensation     1,361,326      105,667
     Support Services                            775,611       60,203
     Travel and Facility Costs                 1,109,733       86,138
     Administrative Expense                      542,447       42,105

Total                                        $ 8,012,511    $ 621,934

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided using accelerated and straight-line methods over the following useful lives:

          Office Furniture                         7 years
          Office Equipment                         5 years
          Intangibles  (Contract Rights)          15 years

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

On February 1, 1999 the Company purchased all of the stock of Wealth Intelligence Network, Inc. for 20,000 shares of its stock at $2.50 per share. In addition the Company (during the period from May to August
1999) issued 8,000 shares to a financial public relations firm in lieu of cash for services valued at $14,500.

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

At September 30,1999 and September 30, 1998 the related party receivables and payables on the balance sheet were as follows:

                                        Sept 30, 1998  Sept 30, 1999
Payables:
Long-term
Loans Payable to the Chairman
 of the Board                           $ 64,979       $   -0-

Short-Term
Amounts due to Whitney
 Leadership Group, Inc.                 $    225       $   -0-
Amounts Due to RAW, Inc.                $  1,747       $   -0-
Amounts Due to MRS Equity Corp,         $ 87,783       $   -0-
                                        --------       -------
                                        $ 89,755       $   -0-
                                        ========       =======
Receivables:
Due from Whitney Leadership Group                 $ 98,269
Due form MRS Equity Corp                          $    888
Due from RAW, Inc.                                $     54
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

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Related Party Transactions (continued)

Precision Software Services, Inc. (PSS) is a Company that develops and licenses software primarily for the real estate and small business industries. The Chairman of the Board of Directors of WHITNEY INFORMATION NETWORK, INC. owns a majority interest in Precision Software Services, Inc. During the first nine months of 1999 and 1998 the Company provided WHITNEY INFORMATION NETWORK, INC. $247,623 and $139,389 in product cost, respectively. PSS sells products to WIN at a price less than the prices offered to third parties. .WHITNEY INFORMATION NETWORK, INC. provides payroll services to Precision Software Services, Inc in the amount of $31,608 for the nine months ended September 30,1999 and $21,900 for nine months ended September 30,1998.

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

Income Taxes

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory rate of 34% to the income before income taxes is as follows:

Income tax expense at the statutory rate
 for continuing operations 9/30/99                $ 496,450
State taxes, net of federal tax benefit           $  52,150

Income tax expense per books                      $ 548,600

Currently Payable                                 $ 548,600
Deferred                                                -0-
                                                  $ 548,600

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

The company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Costs of addressing potential problems are expensed as incurred and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company or its vendors are unable to resolve such issues
in a timely manner, it could result in a financial risk.   Accordingly,
the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. While the Company does not at this time anticipate significant problems with suppliers, it will develop contingency plans, if required, with these third parties due to the possibility of compliance issues.

As of the date of this filing the Company has not experienced any adverse effects, either financially or operationally, form any of the year 2000 compliance issues concerning the Company's products, internal systems and/or from any of its suppliers. Further, the Company does not anticipate any problem or latent material risks in the future.

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

The Internet division functionally will use the same systems, procedures and operations that the real estate training division currently uses. All internal personnel and systems are in place. The only additional capital required will be for advertising. The funds for advertising will be derived from working capital. After approximately two to three weeks, the funds for advertising will be derived from revenues generated from the Internet operations.

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

     Dated this 2nd day of March, 2000.

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