Form 10KSB
period 1999-12-31
WHITNEY INFORMATION NETWORK INC
filed 2000-03-30
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                    Form 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                   For the fiscal year ending December 31, 1999

                      Whitney Information Network, Inc.
            ......................................................
         (Exact name of registrant as specified in its charter)

       Colorado                       0-27403         84-1475486
  ................................................................
 (State or other jurisdiction      (Commission      (IRS Employer
   of incorporation)               File Number)     Identification No.)

             4818 Coronado Parkway, Cape Coral, Florida 33904
     ............................................................
      (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code (941) 542-8999

     .............................................................
           (Former name or former address, if changed since last report)

       Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

       Securities registered under Section 12 (g) of the Exchange Act:
                                 COMMON STOCK
                          $.001 par value per share
                               (Title of Class)

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements  for  the  past  90  days.
Yes     X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.     [X]

     The  Issuer's  revenues  for  the fiscal year ended
December 31, 1999, were $26,775,589.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the closing sale price of such common stock as quoted on the OTCBB as of March 26, 2000 was about $3,253,207. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.)

     The Issuer had 7,528,022 common shares of common stock outstanding as of December 31, 1999.

     Documents incorporated by reference: See ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-KSB
                                     PART I

ITEM  1.       BUSINESS

History

     Whitney Information Network, Inc. (the 'Company') was incorporated under the laws of the state of Colorado on February 23, 1996 as Gimmel Enterprises, Inc. On August 18, 1998, the Company acquired all of the issued and outstanding shares of common stock of Whitney Education Group, Inc., formerly, Win Systems, Inc., hereinafter 'WSI,' a corporation incorporated under the laws of the state of Florida, on November 12, 1992. Thereafter, WSI became a wholly owned subsidiary corporation of the Company. On August 10, 1998, the Company changed its name to WIN Systems International, Inc. and on February 11, 1999, the Company again changed its name to Whitney Information Network, Inc.

General

     The Company is engaged in the business of providing educational and training services through its publications and lectures to create wealth, achieve financial independence and protect it. The Company currently concentrates its principal efforts in the area of real estate training.

    The Company is currently holding approximately 120 basic real estate courses and real estate training academies per month and approximately 40 advanced programs per month. The Company has 49 instructors and has approximately 15,000 students per month attending its programs.

    The Company trains its students in locations throughout the United States. The Company utilizes hotels and conference facilities throughout the United States and Canada to conduct its training academies. The Company also utilizes its facilities in Cape Coral Florida and Jackson, Mississippi to conduct its training academies.

Publications

     The Company currently produces approximately twenty-four (24) publications which are promoted by the Company to the general public and for use at the Company's training and educational classes. The publications are written by the Company. The Company then retains independent publishers to produce the publications. The publications are sold to the public or incorporated in the cost of training courses. The Company does not rely exclusively on any one publishing firm. In the event that one publisher ceased operations or refused to continue to publish the Company's products, the Company could easily retain another publisher.

Software

     The Company sells a line of software primarily for the real estate and small business industry. The software is developed and licensed by Precision Software Services, Inc., a corporation controlled by Russell Whitney, the Company's Chief Executive Officer and Chairman of the Board of Directors.

Lectures

     The Company delivers a series of lectures and training programs which relate to its publications and software. The Company charges fees its training programs, however, the Company does not charge for its free informational lectures. The Company has many instructors that teach throughout the United States and Canada, while at the same time promoting the Company's publications, software, and the Company's programs to succeed in business, successfully invest in real estate, achieve financial independence and protect assets. The Company promotes an initial program outlining how to invest in real estate and how to succeed via small business ownership. Upon completion of the Company's initial real estate investment training, the Company offers additional programs that allow a customer to concentrate on a specialized area. Each lecture topic is supplemented with the Company's publications.

Real Estate Programs

     The Company's base program is a three day seminar on basic real estate investing. The program is supplemented with its publications and software. Upon completion of the basic real estate investing course, the Company promotes an intensified training camp which is designed to expand the knowledge gained at the basic real estate investing program. The intensified training camp is held at the Company's corporate offices in Cape Coral, Florida.

     The Company also operates six regional training camps at locations in the United States and Canada that emphasize specific areas of real estate investing, small business and asset protection. The camps consist of lectures and interactive dialogue between the lecturer and student. The Company promotes its publications and software at the camps. The specific areas of concentration are: wholesale buying; foreclosure; landlording; purchase/lease option; asset protection; and commercial properties.

Mentoring

     The Company provides a program whereby trained personnel travel to a customer's home town and assist the customer in implementing the knowledge gained at the Company's lectures within the customer's community.

Financial Management

     In addition to the real estate investment programs, the Company also provides additional ancillary programs relating to enhancing and the customer's knowledge of managing and protecting his money.

Internet

     The Company is currently developing a program to assist business minded individuals to take advantage of the Internet, including the creation of a Web-site and marketing thereof. As of the date hereof, the program has not been fully developed and is currently being test marketed to the public in selected locations.

     The Internet Division is still in the development stage. The Company is testing various methods of marketing its Internet courses and products. Currently, the Company has developed an Internet
Training Program to teach basic Internet skills and plans to offer two additional advanced courses. The Company anticipates the Internet Division to be fully operational in the second quarter of 2000. Management has previously reported that the Internet Division was likely to commence operations in the first quarter of 2000.

Marketing

     The Company markets its publications, videos, and lectures through a number of media, including newspapers, periodic publications, direct mail, telemarketing, television, radio and word of mouth. The Company has retained Professional Marketing International, Inc. of Lehigh, Utah to provide telemarketing services. Further, the Company's wholly owned subsidiary corporation, Whitney Consulting Services, Inc. also furnishes telemarketing and mail services to the Company.

 Strategic Alliance

     The Company has entered into an oral agreement with E-Commerce Exchange, LLC. ('E-Commerce'). E-Commerce is engaged in the business of providing credit card services to on-line and conventional businesses. The Company's oral strategic alliance with E-Commerce Exchange will allow the Company's students a means of providing secure credit card transactions on their Web Sites. The Company receives compensation from E-Commerce Exchange based upon a set schedule which compensation varies on a case-by-case basis when the student or customer signs up. The compensation varies depending upon the student or customer's credit rating and the type of services purchased from E-Commerce. E-Commerce offers its services directly to the Company's students on site at the same locations the training takes place.

     The Company, through its wholly owned subsidiary corporation, Whitney Internet Services, Inc., has entered into a written agreement with Powersites Network, Inc. to provide the Company's students with on-line store front web-sites to small and medium size businesses. The fee for one web-site is $19.95 per month. The Company will receive compensation equal to or greater than 50% of all monthly service fees charged by Powersites. The agreement with Powersites replaces the agreement the Company previously had with Internet Development Inc.

Certification

     The Company is accredited by the state of Texas as a Certified Proprietary School. No other state has accredited the Company in any manner and there is no assurance that the Company will ever be accredited by any other state for any reason.

Subsidiary Corporations

     The Company conducts its business through the following wholly owned subsidiary corporations: Whitney Education Group, Inc. (formerly, Win Systems, Inc.); Whitney Internet Services, Inc.; Russ Whitney's Wealth Education Centers, Inc. and its wholly owned subsidiary corporation, Russ Whitney's Wealth Education Center of Jackson, MS, Inc.; Whitney Consulting Services, Inc.; 1311448 Ontario, Inc.; Whitney Canada, Inc.; and, Wealth Intelligence Network, Inc.

Wealth Centers

     The Company intends to create Russ Whitney's Wealth Education Centers which will be store front schools which will offer all the Company's current products and services. Future curricula will include computer training and courses, and continuing and professional education for professionals. The Company intends to joint venture the Wealth Centers with local entrepreneurs. As of the date hereof, the Company has not opened any Wealth Centers and there is no assurance that any Wealth Centers will be opened in the future. Further, the Company has not entered into any agreements with any local entrepreneurs.

Year 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including among others, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has reviewed its information and non-information systems and they are Year 2000 compliant. The Company has consulted with third party vendors and they have advised it that they are Year 2000 compliant. In the event, however, that any of the vendors are not Year 2000 compliant, the Company believes that an interruption of the third party vendor's services may adversely affect the Company until such time as the vendor's services are restored. The cost to bring the Company's information and non-information systems into Year 2000 compliance was nominal. The Company has not established any contingency plans in the event it or its vendors' services are interrupted by a failure of Year 2000 compliance.

    The Company has reviewed its current software and made all necessary adjustments to bring the software into compliance with the Year 2000 issue. In the future, the planned acquisitions of software will most likely involve hardware and software which is relatively new and therefore management does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As the Company makes arrangements with significant hardware and software suppliers, the Company intends to determine the extent to which the Company's systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues and take measures to reduce the Company's exposure, such as, finding alternative suppliers or requiring the suppliers to correct Year 2000 compliance issues prior to the Company acquiring the product. The Company anticipates that this will be an ongoing process as the Company begins to implement its marketing plan through 1999. There can be no assurances that the systems of suppliers or other companies on which the Company may rely on will be converted in a timely manner and will not have a materially adverse effect on the Company's systems. Additionally there can be no assurances that the computer systems necessary to maintain the viability of the Internet will be Year 2000 compliant. The Company believes that it is taking the steps necessary regarding Year 2000 compliance issues with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

    As of March 27, 2000, the Company has not experienced any adverse effects, either financially or operationally, from any of the Year 2000 compliance issues concerning the Company's products, internal systems or from any of its suppliers. Further, the Company does not reasonably anticipate any problems or latent material risks in the future from Year 2000 compliance issues.

Trademarks and Copyrights

   The Company has licenses to sell and distribute all of its products. It is currently seeking trademark protection on certain names and marks. The Company entered into confidential agreements with all technical employees and consultants and with third parties in connection with the Company's license agreements. Despite these precautions, it may be possible for a third party to copy or otherwise obtain proprietary information without authorization. Third parties may also develop similar technology or methods independent of the Company.

Competition

     The Company is involved in highly competitive business. There are several other entities which manufacture, publish, and conduct training programs, many of which are much larger companies possessing substantially greater financial resources and facilities than the Company. However, said corporations are not using the same marketing and distribution channels for their products as is the Company. The Company believes that the principal competitive factors in its marketing are: (1) brand recognition; (2) a broad selection of products and services; (3) comprehensive courses and in-depth curricula; (4) quality and responsiveness of customer service; and, (5) ease of use of the Company's products.

     The Company is currently enhancing its advertising and marketing to keep its name prominent among those providing similar services. The Company is developing new courses and new markets for its existing courses.

     The Company believes that its responsiveness to its student's needs has created customer satisfaction. The foregoing is reflected in information solicited from the Company's students at the conclusion of the Company's training sessions.

Company's Office

     The Company's headquarters are located 4818 Coronado Parkway, Cape Coral, Florida 33904 and the telephone number is (941) 542-8999.

Employees

     The Company employs eighty-one (81) full time employees and one
(1) part-time employee.


RISK FACTORS

     1. DEVELOPMENT AND MARKET ACCEPTANCE OF PRODUCTS. The Company's success and growth will depend upon the Company's ability to market its existing products and services, of which there is no assurance. See 'Business - Real Estate Programs.'

     2. LIQUIDITY; NEED FOR ADDITIONAL FINANCING. The Company believes that it has the cash it needs for at least the next twelve months based upon its internally prepared budget. The Company's cash requirements, however, are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, or seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations. See 'Management's Discussion and Analysis or Plan of Operation.'

     3. COMPETITION. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products. As the market for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets. See 'Business - Competition.'

     4. RELIANCE UPON DIRECTORS AND OFFICERS. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors, Russell A. Whitney, Chief Executive Officer and Chairman of the Board of Directors; Richard W. Brevoort, President and a member of the Board of Directors; and Ronald S. Simon, Secretary/Treasurer and a member of the Board of Directors, who exercise control over the day to day affairs of the Company. See 'Business' and 'Management.'

     5. ISSUANCE OF ADDITIONAL SHARES. 17,472,000 shares of Common Stock or 70% of the 25,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See 'Description of Securities.'

     6. INDEMNIFICATION OF OFFICERS AND DIRECTORS FOR SECURITIES LIABILITIES. The Company's Articles of Incorporation provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in The Company Act of the State of Colorado. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     7. CUMULATIVE VOTING, PREEMPTIVE RIGHTS AND CONTROL. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See 'Description of Securities.'

     8. NO DIVIDENDS ANTICIPATED. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See 'Dividend Policy.'

ITEM 2.   PROPERTIES

   The Company leases office space from Russ Whitney, Chief
Executive Officer and Chairman of the Board of Directors, pursuant to the terms of a three year lease which commenced on September 1, 1999 and terminates on October 31, 2002 with a monthly rental payment of $5,805.34. Russ Whitney is the President of the Company and a member of its Board of Directors. The terms of the lease are no less favorable as can be obtained from independent third parties.

  Russ Whitney's Wealth Education Center of Jackson, MS, Inc. a wholly owned subsidiary corporation of Russ Whitney's Wealth Education Centers, Inc. leases 3000 square feet of office space from Brown Lakeland Properties/Charles Brown at 110 Jones Lane, Flowod, Mississippi pursuant to a written lease agreement. The term of the lease is November 1, 1999 to October 31, 2002. The monthly rental is $3,550.00.

     Whitney Consulting Services, Inc. leases 3,678 square feet of office space from Draper Business Park L.C. at Suite 200, Building 5, 12227 South Business Park Drive, Draper, Utah pursuant to a written
lease agreement.   The term of the lease is from August 8, 1999 to May
14, 2001. The monthly rental is $3,233.58 per month. Whitney Consulting Services, Inc. leases an additional 3,475 square feet of office space from Draper Business Park, L.L.C. at Building #5, Draper Business Park, 12227 South Business Park Drive, Draper, Utah pursuant to a written lease agreement. The term of the lease is from September 27, 1999 to September 26, 2001. The monthly rental is $2,968.23 the first year and $3,113.02 the second year.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party defendant in any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the 'Bulletin Board') under the trading symbol 'RUSS.' The Company's shares began trading in August 1998. These quotations reflected inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Summary trading by quarter for the 1999, 1998 and 1997 (partial) fiscal years are as follows:

          Fiscal Quarter              High Ask        Low Bid

          1999

               Fourth Quarter           $ 2.50         $ 1.88
               Third Quarter            $ 2.00         $ 1.44
               Second Quarter           $ 2.00         $ 1.87
               First Quarter            $ 2.00         $ 1.75

          1998
               Fourth Quarter           $ 2.50         $ 2.00
               Third Quarter            $ 3.50         $ 3.00
               Second Quarter           $ 0.00         $ 0.00
               First Quarter            $ 0.00         $ 0.00

          1997
               Fourth Quarter           $ 0.00         $ 0.00
               Third Quarter            $ 0.00         $ 0.00

          The source for the foregoing high and low bid information was Michael Kirby a registered representative of Spencer Edwards, Inc. a market maker in the Company's common stock.

     As of July 26, 1999, the Company had 195 holders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company has 7,528,022 shares of Common Stock issued and outstanding as of March 27, 2000. Of the 7,528,022 shares of the Company's Common Stock outstanding, 750,022 shares are freely tradeable and 6,778,000 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the 'Act').

     In general, under Rule 144 as currently in effect, a person (or persons whose Shares are aggregated) who has beneficially owned Shares privately acquired directly or indirectly from the Company or from an affiliate, for at least one year, or who is an affiliate, is entitled to sell within any three month period a number of such Shares that does not exceed the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading volume in the Company's Common Stock during the four calendar weeks, immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A person (or persons whose Shares are aggregated) who is not deemed to have been an affiliate at any time during the 90 day preceding a sale, and who has beneficially owned Restricted Shares for at least two years, is entitled to sell all such Shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

     In 1996, the Company issued 976,200 shares of common stock to its officers, directors and others pursuant to Reg. 504 of the Securities Act of 1933.

     On or about August 18, 1998, the Company reverse split its shares of common stock on a 1 for 1.3016 basis.

     On or about August 18, 1998, the Company issued 93,750 Class A Warrants to Earnest Mathis, Jr. in consideration of $100.00 and 93,750 Class A Warrants to Gary Agron in consideration of $100.00. Messrs. Mathis and Agron are former directors of the Company. The Class A Warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 (the 'Act') and are deemed 'restricted' securities as that term is defined in Reg. 144 of the Act. As of the date hereof, Messrs. Mathis and Agron have not exercised any of the foregoing Class A Warrants.
For a description of the Class A Warrants, see 'Description of Securities.'

     On August 18, 1998, the Company acquired all of the issued and outstanding shares of common stock of Win Systems, Inc., a corporation controlled by Russell Whitney, the Company's Chief Executive Officer and Chairman of the Board of Directors in consideration of 6,750,000 shares of the Company's common stock and 340,000 Class B Warrant entitling the holders thereof to acquire an addition 340,000 shares of the Company's common stock at an exercise price of $4.00 per share up
to August 18, 2002.   The shares of common stock and warrants were
issued pursuant to Section 4(2) of the Securities Act of 1933. For a description of the Class B Warrants, see 'Description of Securities.'

     On February 1, 1999, the Company issued 20,000 shares of its common stock in exchange for all the outstanding stock of Wealth Intelligence Network, Inc. The shares were valued at $2.50 each for a total purchase price of $50,000. Wealth Intelligence Network, Inc. publishes a monthly financial newsletter and provides and promotes financial education and training. In addition, the Company issued 8,000 shares to a financial public relations firm for financial public relations services in the amount of $14,500 (2,000 shares at $2.00 on May 31, 1999; and 2,000 shares at $1.875 on June 30, 1999; and 2,000 at $1.75 on
july 31, 1999; and 2,000 shares on August 31, 1999 at $1.625 per share). The issuances of the foregoing shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements within the meaning of the 'safe harbor' provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words 'may', 'expects', 'believes','anticipates', 'intends', 'forecasts', 'projects', or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under 'Risk Factors,' and elsewhere, in or incorporated by reference into this Form 10-KSB.

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

Whitney Information Network, Inc. (WIN!) is a provider of education in the areas of real estate, finance, Internet and other post secondary
career related training.   Its learning solutions are designed to
deploy and manage knowledge practically and more effectively for use as a competitive advantage. The Company has accomplished its position in the market and growth through its innovative distribution channels, including classroom education, one-on-one mentoring, group instruction, training centers, and Internet marketing.

During 1999, the Company opened or acquired new subsidiaries and expanded its existing subsidiaries: Whitney Internet Services, Inc., a Company organized to provide Internet marketing and training.
Russ Whitney's Wealth Education Centers, Inc. will provide the same products and services locally in a brick and mortar facility that the parent does on a national basis. Whitney Consulting Group, Inc. provides consulting and telemarketing services to the public and to the affiliated group. Whitney Canada, Inc. provides the same training and educational services in Canada that the parent Company provides in the US. Wealth Intelligence Network, Inc. provides financial training and financial consulting services. Whitney Mortgage.com, will provide a means for the Company's students to obtain mortgages at reasonable rates, and Whitney Education Group, Inc the Company's mainstay educational and training company.

TWELVE MONTHS AND QUARTER ENDED DECEMBER 31, 1999

REVENUE

Revenue increased $5,860,492 or 140% from $4,179,707 to $10,040,202 for the three months ended December 31, 1998 as compared to the three months ended December 31, 1999. The increase in revenue is a direct result of increased basic and advance real estate courses available to students along with a successful media campaign.

Revenues for the twelve months ended December 31, 1999 increased to $26,775,589 as compared with $13,760,208 for the twelve months ended December 31, 1998 an increase of $13,687,306, or 105%. Total deferred revenues on the balance sheet were $4,098,642 and $9,311,574 at December 31, 1998 and 1999, respectively. Cost of sales increased $3,694,047 in the three months ended
December 31, 1999 from $1,052,310 in the three months ending
December 31, 1998 to $4,746,352 for the three months ending
December 31, 1999.


Total cost of sales increased to $11,529,312 in the twelve months ended December 31, 1999 from $ 4,682,850 in the twelve months ended
December 31, 1998.

Advertising and Sales Expense

Total Advertising and Sales Expense increased in the 4th quarter of 1999 to $3,381,955 from $1,501,213 and increased proportionately for the year ended December 31, 1998 as compared with the same twelve month period in 1998 (being $8,512,287 and $5,351,293 respectively).
This increase in advertising and sales expenses represents management's decision to increase sales, expand product lines, and offer the Company's students a greater variety of courses to choose from. As a result there were a greater number of period costs incurred in the last three months of 1998 where certain marketing strategies were being tested and refined.
The results of these tests and refinements have materialized in the first three months of the current year. Thus, expenses increased proportionately with a sales increases due to the higher expenditures in the last quarter of 1999.

Advertising, sales and marketing expenses consist primarily of TV and newspaper advertising, direct mailings, travel, public relations, trade shows, and other marketing literature and overhead allocations.

General and Administrative Expense

General and Administrative Expenses (G & A) increased in the 4th quarter to $1,154,902 for the quarter ended December 31, 1999 from $980,647 for the quarter ended December 31, 1998, an increase of $174,255 or 18%. They increased from $2,542,629 for the twelve months ending December 31, 1998 to $4,500,268 for the twelve months ended December 31, 1999. The increase in the current quarter represents start up expenses for several new divisions and increased administrative hiring to facilitate the increase in revenues and volume. The overall increase in the twelve months ended December 31, 1999 of $1,657,639 reflects the initial startup expenses in adding more courses and crews in the last half of 1999 and development of additional products in 1999 that were one time expenditures. General and administrative expenses consist mainly of salaries and other personnel-related expenses for the Company's administrative, executive, and finance personnel as well as outside legal and audit costs.

Net income $463,596 (net of taxes of $293,392) in the 4th quarter of 1999 increased by 65% over the prior 4th quarter of 1998 by $305,463, or $.06 per share as compared with $.04 a share for the comparable quarter last year. Net income was $768,436 for the year ended December 31, 1998 and $1,371,770 for the year ended December 31, 1999, an increase of $603,334 or 79% over the prior year. This resulted in earnings per share of $.18 per share for the year ending December 31, 1999 as compared with $.010 for the year ended December 31, 1998.

Liquidity and Working Capital

At December 31, 1999 the company had cash of $1,274,708 as compared with $370,571 at December 31, 1998. This increase of $904,137 is attributable primarily to operations. The Company believes at the moment that (with the exception of any acquisitions, of which none are planned currently) the Company has sufficient working capital to meet its growth plans.

The opening expenses of the Wealth Centers are a relatively minor expense of approximately $50,000 each. The Company's share of the venture is approximately $25,000. Its joint venture partner will fund the remaining $25,000 required to open each store.

The internet division functionally will use the same systems, procedures and operations the real estate training division uses.
All internal personnel are in place and all internal systems are in place. The only additional capital required for the division is an advertising budget which should become self-funding after two to three weeks. Thus; the division will require very little in the way of start up expenses, and since it is operational now, the initial funds have already been expended. Future cash flow need for this division is expected to be provided from its operations.

The Company believes that its cash flow from operations will be sufficient to meet its working capital needs for the next 12 months.

Receivables and Prepaid Advertising (media)

Accounts receivable increased by $415,296 to $1,395,559 at December 31, 1999 from $980,263 at December 31, 1998. This increase reflects the portion of the increased revenue that were credit sales. Prepaid Advertising (media) was $669,107. Prepaid Advertising at
December 31, 1998 was $141,448. Prepaid Advertising is usually purchased four to six weeks in advance of each educational conference held.

Deferred Educational Revenues

Deferred educational revenues arise when a student purchases a course or courses and does not attend those courses until after the balance sheet date. All courses must be scheduled by the students within 90 days of registration and taken within one year. Deferred revenues at December 31, 1999 were $9,311,574 as compared with those at December 31, 1998 of $3,958,244. This substantial increase represents a natural increase from higher volume and an increase due to a change in emphasis from basic training to intensified training and educational camps. Thus, a greater amount of revenue has been deferred as a larger proportion of educational products sold in the current period will not be realized until the student attends the courses for which he/she has been registered. In addition to the deferred revenues, there is a commensurate amount of expenses associated with those revenues that is also deferred. As of December 31, 1998 there were $4,098,642 of expenses that were deferred as compared to $8,865,027 at December 31, 1999. A breakdown of the amounts deferred appears below:

                                                  December 31,

Components of Deferred Expenses            1999                    1998



Advertising Expense                 $ 4,223,395            $  2,099,998
Instructors and
Trainers Compensation                 1,361,326                 676,889
Support Services                        775,611                 385,992

Travel and Facility Costs             1,109,733                 551,456

Administrative Expense                  542,447                 269,344

Production Expense                       47,582                    -

Total                               $ 8,865,502            $  3,983,689

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Revenues for the year ended December 31, 1999 increased to $26,775,589 as compared with $13,760,208 for the year ended
December 31, 1998 an increase of $13,015,381 or 95%. Total deferred revenues on the balance sheet were $9,311,574 and $3,958,244 at December 31, 1999 and 1998, respectively. Cost of sales increased to $11,529,312 for the year ended December 31, 1999 from $4,682,850 in the year ended December 31, 1998.

Total Advertising, Selling and General and Administrative expenses increased for the year ended December 31, 1999 to $8,512,287 from $5,351,293 as compared with 1998. These substantial increases in revenues and expenses in 1999 over 1998 reflect a general increase in business activity, and reflect the results of the company's plan to expand its business into new markets and develop new products.

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

Net income $1,391,770 (net of taxes of $841,952) for the year ended December 31, 1999 increased dramatically over the net income for the year ended December 31, 1998 of $768,436 (net of taxes of $415,000) or $.18 per share as compared with $.10 a share for the prior year.

Liquidity and Working Capital

At December 31, 1998 the company had cash of $370,571 as compared with $1,274,708 at December 31, 1999. This increase of $904,137 is attributable primarily to operations. The company anticipates that its cash flow from operations will be sufficient to meet its needs in the next 12 months.

In addition, the company from time to time evaluates potential acquisitions of business products and/or technologies that complement the company's business. To the extent that resources are insufficient to fund the company's activities, the company may need to raise additional funds. There can be no assurance that such additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, the company may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

The internet division functionally will use the same systems, procedures and operations the real estate training division uses.
All internal personnel are in place and all internal systems are in place. The only additional capital required for the division is an advertising budget which is self-funding after two to three weeks. Thus; the division will require very little in the way of start up expenses and since it operational now, the initial funds have already been expended. Future cash flow need for this division will be provided for from its operations.

The Company does not anticipate significant problems in funding its Wealth Centers Storefront (adult education facilities located in upscale strip malls), as the up front costs are minimal and its Joint Venture Partners will pay half of the start-up costs.

Fluctuations in Quarterly Operating Results

The Company's quarterly operating results have varied in the past and are expected to vary in the future as a result of a variety of factors, some of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include the demand for technology-based training in general, and demand for online learning solutions in particular: the size and timing of educational sessions and registrations, the mix of revenue from products and services, the mix of products sold, market acceptance, etc.

ITEM 7.   FINANCIAL STATEMENTS

                      WHITNEY INFORMATION NETWORK, INC.

                AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    AND

                       INDEPENDENT AUDITOR'S REPORT

         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
















                                            LARRY LEGEL, CPA
                                      5100 N. FEDERAL HWY.SUITE 409
                                      FT LAUDERDALE, FL 33308
                                           (954) 493-8900

                    WHITNEY INFORMATION NETWORK, INC.

                (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                  AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       AND INDEPENDENT AUDITOR'S REPORT

           AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                 TABLE OF CONTENTS



INDEPENDENT AUDITOR'S REPORT                                     F1

CONSOLIDATED BALANCE SHEET                                       F2

STATEMENT OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS       F3

STATEMENT OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY        F4

STATEMENT OF CONSOLIDATED CASH FLOWS                             F5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                 F6-F16

                             LARRY LEGEL, CPA
                   5100 N. Federal Highway, Suite 409
                        Ft. Lauderdale, FL 33308
                         (954) 493-8900 Phone
                          (954) 493-8300 Fax
                     E-Mail: LarryLegel@aol.com


                    INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
WHITNEY INFORMATION NETWORK, INC.
(Formerly Win Systems International, Inc.)
Cape Coral, FL  33907


I have audited the accompanying consolidated balance sheet of Whitney Information Network, Inc., (formerly Win Systems International, Inc.)
as of December 31,1999 and 1998, and the related statements of consolidated operations, changes in consolidated stockholders' equity, and consolidated cash flows for the years ended December 31,1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I have conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, the financial position of Whitney Information Network, Inc., (formerly Win Systems International, Inc.) as of December 31,1999 and 1998, and the results of its consolidated operations and its consolidated cash flows for the years then ended, are in conformity with generally accepted accounting principles consistently applied.


                                                     Larry Legel



                                           Certified Public Accountant
March 21, 2000
Ft Lauderdale, Florida

                                    -F1-

                            WHITNEY INFORMATION NETWORK, INC.

                         (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                                 CONSOLIDATED BALANCE SHEET

                   AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


ASSETS			                      1999                1998
Current Assets:
Cash                                  $  1 274 708         $   370 571
Accounts Receivable                      1 395 559             980 263
Due From Affiliates                        175 961             117 322
Prepaid Advertising                        669 107             141 448
Deferred Expenses                        8 865 027           4 098 642
                                          _________           _________
    Total Current Assets                12 380 362           5 708 246

Other Assets:
Property and Equipment, net                278 540		        -
Other Assets                               161 070              40 725
                                          _______               ______
     Total Other Assets                    439 610              40 725
                                            _______             ______
	   Total Assets                $  12 819 972         $ 5 748 971

LIABILITIES AND SHAREHOLDERS' EQUITY
  	LIABILITIES
Current Liabilities:
Accounts Payable                      $     596 463         $  564 708
Accrued Seminar Expenses                    247 860		       -
Income Taxes Payable                         44 500            148 000
Deferred Revenues                         9 311 574          3 958 244
Other Liabilities                           270 141            140 355
                                            _______            ______
	Total Current Liabilities           10 470 538          4 811 307

Other Liabilities:
Deferred Income Taxes                      222 500             267 000
	Total Other Liabilities               222 500             267 000
                                            _______             _______
		Total Liabilities          $  10 693 038         $ 5 078 307

SHAREHOLDERS' EQUITY
Common Stock, no par value,
7,528,022 shares as of 12/31/99 and
7,500,047 shares as of 12/31/98 issued
and outstanding                         $   67 102          $    2 602
Paid in Capital                                900                 900
Retained Earnings                        2 058 932             667 162
                                         _________              _______
	Total Shareholders' Equity          2 126 934             670 664
                                         _________             _______
Total Liabilities and Shareholders'
 Equity                               $ 12 819 972         $ 5 748 971

The accompanying notes are an integral part of the consolidated financial statements.



                                               -F2-

                             WHITNEY INFORMATION NETWORK, INC.

                         (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                            STATEMENT OF CONSOLIDATED OPERATIONS
                                   AND RETAINED EARNINGS

                AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 1999                 1998

Sales	 				           $ 26 775 589	       $  13 760 208

Cost of Sales                              11 529 312            4 682 850
                                          __________            _________
	Gross Profit                      $  15 246 277        $   9 077 358

Expenses
	Advertising and Sales Expense         8 512 287            5 351 293
	General and Administrative Expense    4 500 268            2 542 629
                                           13 012 555            7 893 922
                                           _________            _________
	Income Before Taxes               $   2 233 722        $   1 183 436

	Income Taxes, see note                  841 952              415 000
                                             _______              _______
	NET INCOME                         $  1 391 770        $     768 436

Retained Earnings (deficit),
beginning of year                             667 162             (101 274)
                                             _______              _______
Retained Earnings, end of year              2 058 932              667 162
                                            __________            _______
Basic and Fully Diluted Earnings Per
Share,Adjusted for Reverse Split and
Exchange of Stock Transaction, see note   $     .18          $     .10
                                                ___                ___

The accompanying notes are an integral part of the consolidated financial statements.


                                                 -F3-

                          WHITNEY INFORMATION NETWORK, INC.

                     (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

             STATEMENT OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY

             AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                           Common Stock       Paid     Retained       Total
                            Number of          in      Earnings   Shareholders'
                             Shares    Value  Capital  (Deficit)      Equity
Balance December 31,1997    976 200    $ 2 602         $  (2 564)    $    38

Reverse Split              (226 153)

Exchange of Stock         6 750 000              900     (98 710)     97 810)

Net Income for the Year
Ended December 31, 1998                                  768 436     768 436
                          _________    _____     ___      _______    _______

Balance December 31,1998  7 500 047    $ 2 602  $900   $ 667 162   $ 670 664

Issuance of Stock
During 1999                  27 975     64 500                        64 500

Net Income for the Year
Ended December 31, 1999                               $1 391 770  $1 391 770

Balance December 31, 1999  7 528 022   $67 102  $900  $2 058 932  $2 126 934
                           _________   ______   ___     _________  _________
Weighted Average Number
of Shares Outstanding
During 1998, Assuming
that the Exchange Took
Place at the
Beginning 1998             7 500 047
                           _________
Weighted Average Number of
Shares Outstanding
During 1999                7 514 035
                           _________

The accompanying notes are an integral part of the consolidated financial statements.

                                                        -F4-

                                WHITNEY INFORMATION NETWORK, INC.

                          (FORMERLY WIN SYSTERMS INTERNATIONAL, INC.)

                              STATEMENT OF CONSOLIDATED CASH FLOWS

                   AS OF AND FOR THE YEARS ENDED DECEMBER, 31, 1999 AND 1998


                                                     1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings from Operations                  $ 1 391 770       $  768 436

  Changes in Operating Assets and Liabilities:
	(Increase) in Accounts Receivable            (415 296)        (902 148)
      (Increase) in Due From Affiliates             (58,639)             -
	(Increase) in Deferred
                 Production Expense                                 (114 953)
	 Decrease  in Notes Receivable                                  14 979
	(Increase) Decrease in Prepaids and
                 Other Assets                      (527,659)         110 306
	(Increase) in Deferred Expenses            (4 766 385)      (3 917 689)
	(Increase) in Other Assets                   (120,345)          (9 405)
	Increase in Accounts Payable                   31 755          480 601
	Increase in Deferred Revenues               5 353 330        3 709 244
	Increase (Decrease) in Income
               Taxes Payable                       (103 500)         415 000
	Increase in Accrued Seminar Expense           247 860              -
        (Decrease) in Deferred Income Taxes         (44 500)             -
	Increase in Other Liabilities                 129 786           55 097
  Net Cash Flow from Operations                 $ 1 118 177       $  619 468

CASH USED IN INVESTING ACTIVITIES
  Purchases of Property and Equipment              (278,540)            -
  Loans Made to Affiliates                          (51 065)        (117 973)
  Net Cash used in Investing Activities         $       -         $ (117 973)

CASH USED IN FINANCING ACTIVITIES
  Issuance of Common Stock                          64 500            (2 602)
  Net Repayments of Loans from Affiliates              -               -
  Net Repayments in loans from Shareholder             -               -
  Net Cash used in Financing Activities        $    64,500          (160 900)

  Increase in Cash                             $       -          $  340 535

  Cash at Beginning of year                    $   370 571        $   30 036

  Cash at End of Year                          $ 1 274 708        $  370 571

The accompanying notes are an integral part of the consolidated financial statements.


                                                      -F5-

                      WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



HISTORY OF THE CORPORATION

Whitney Information Network, Inc., formerly known as
Win Systems International, Inc., incorporated in Colorado on February 23, 1996 under the name of Gimmel Enterprises, Inc.

Whitney Education Group, Inc., formerly known as Win Systems, Inc., incorporated in Florida on November 12, 1992. An exchange of shares was completed between the shareholders of Win Systems, Inc. and Gimmel Enterprises, Inc. on August 18, 1998. Subsequently, the name of Gimmel Enterprises, Inc. was changed to Win Systems International, Inc. on August 25, 1998, and that name was changed to Whitney Information Network, Inc. on February 11, 1999. The name of Win Systems, Inc.
was changed to Whitney Education Group, Inc. on September 10, 1999.

Win System, Inc. has been operating in the Educational Seminars Industry since 1992 and expanded its operation in the industry subsequent to the aforesaid exchange of shares and name change to Whitney Education Group, Inc.

Whitney Education Group, Inc. is accredited by the State of Texas as a Certified Proprietary School, effective January 8, 1999, and is presently seeking national accreditation.

During 1998 Win Systems International, Inc. expanded its educational seminars business into Canada through the opening of a wholly owned subsidiary, 1311448 Ontario, Inc. The Canadian operations continued to expand and at the end of 1999 the operations were transferred to Whitney Canada, Inc. through an amalgamation of two wholly owned subsidiaries.

Whitney Canada, Inc. incorporated in Canada on October 5, 1998 and is the surviving corporation of an amalgamation with 3667057 Canada, Inc.
3667057 Canada, Inc. was incorporated in Ontario, Canada on August 21, 1998 under the name of 1311448 Ontario, Inc. The name was changed to 3667057 Canada, Inc. on October 5, 1999 as a preliminary requirement of federalization of the corporation, which had been an Ontario corporation, in order to qualify for the amalgamation with Whitney Canada, Inc., which was completed January 6, 2000.

Whitney Internet Services, Inc. incorporated in Wyoming on June 8, 1999, is located in Cape Coral, Florida and is an operating subsidiary marketing internet training seminars throughout the United States. Whitney Internet Services, Inc. is expanding its operations into a variety of internet services beyond educational training including marketing web sites and participations in networks of residual internet connection fees.

The accompanying notes are an integral part of the consolidated financial statements.


                                      -F6-

                        WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


Wealth Intelligence Network, Inc. incorporated in Florida on May 26, 1996 under the name of Real Estate Link, Inc. The name was changed to Wealth Intelligence Network, Inc. on September 20, 1998. Win Systems International, Inc. acquired the shares of Wealth Intelligence Network, Inc. on November 18, 1998. Wealth Intelligence Network, Inc. is an operating subsidiary marketing financial training seminars, which represents an expansion from the real estate investment training seminar business.

Whitney Mortgage. com, Inc. incorporated in Florida on September 30, 1999 and operates as a full service internet mortgage broker affiliated with a national internet mortgage provider. Brokering mortgages represents an expansion from educational seminars into a different industry.

Russ Whitney's Wealth Education Centers, Inc. incorporated in Wyoming on
June 8, 1999 as a wholly owned subsidiary of Whitney Information Network, Inc. and the subsidiary is itself the parent corporation of two wholly owned subsidiaries formed to operate permanent learning centers in Jackson, MS. and Atlanta, GA. Russ Whitney's Wealth Education Center of Jackson, MS, Inc. incorporated in Wyoming on June 8, 1999 and a school was opened in December, 1999.Russ Whitney's Wealth Education Center of Atlanta, GA, Inc. incorporated in Wyoming on July 22, 1999 and a school is under construction with plans for an opening in April, 2000. The Wealth Education Centers are the first two of many regional centers being planned throughout the United States and represents an expansion from the educational seminars industry into regional permanent schools for teaching classes in how to build and maintain wealth.

Whitney Consulting Services, Inc. incorporated in Wyoming on July 28, 1998 under the name of Financial Consulting Services, Inc. and the name was changed to Whitney Consulting Group, Inc. on April 28, 1999 when that corporation was acquired by Win Systems International, Inc. The name was again changed to Whitney Consulting Services, Inc. on March 21, 2000. Whitney Consulting Services, Inc. is located in Salt Lake City, Utah and is an operating subsidiary telemarketing real estate investments and financial training seminars and an individual one-on-one mentoring program.

SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying notes are an integral part of the consolidated financial statements.


                                           -F7-

                       WHITNEY INFORMATION NETWORK, INC.

                 (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



FAIR VALUE OF FINANCIAL STATEMENTS

The Company's financial instruments consist principally of cash, accounts receivable and deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 1999 and 1998. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of WHITNEY INFORMATION NETWORK, INC. and its wholly owned subsidiaries, Whitney Education Group, Inc. (formerly Win Systems, Inc.), Whitney
Canada, Inc.,and 1311448 Ontario Inc., Wealth Intelligence Network, Inc., Whitney Consulting Services, Inc., Russ Whitney's Wealth Centers, Inc. and Whitney Internet Services, Inc. All significant inter-company accounts and transactions have been eliminated. For more information see note, 'History of the Corporation.'

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminars and the seminar has taken place (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and the seminar has taken place and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See liability for Deferred Revenues on the balance sheet in the amount of $8.786,597 at December 31, 1999 and $3,958,244 at December 31, 1998.

The accompanying notes are an integral part of the consolidated financial statements.


                                          -F8-

                         WHITNEY INFORMATION NETWORK, INC.

                    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


DEFERRED EXPENSES FOR FUTURE EDUCATIONAL PROGRAMS

When a student signs up to attend a future educational seminar with the Company the tuition that was collected or accrued is deferred. The expenses related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Seminar Expense in the amount of $8,817,445 at December 31, 1999 and $3,983,689 at December 31, 1998.
			  				             December 31,
Components of Deferred Expenses		       1999                    1998

    Advertising Expense                   $ 4,223,395            $   327,821
    Instructors and Trainers Compensation   1,361,326                105,667
    Support Services                          775,611                 60,203
    Travel and Facility Costs               1,109,733                 86,138
    Administrative Expense                    542,447                 42,105
                   [unallocated]             804, 934              3,361,755

Total Deferred Seminar Expense            $ 8,817,445           $  3,983,689



PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using accelerated and straight-line methods over the following useful lives:

Office Furniture ----------------------  7 years
Office Equipment ----------------------  5 years
Intangibles  (Contract Rights) -------- 40 years



INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109
(SFAS No. 109), 'Accounting for Income Taxes' in 1993. SFAS No. 109 requires the liability method of accounting for income taxes. Deferred income taxes result in temporary differences in the recognition of revenue and expenses for income tax and financial reporting purposes. These differences are primarily due to the differences in accrual basis reporting for statement purposes and cash basis reporting for tax purposes.

The accompanying notes are an integral part of the consolidated financial statements.


                                          -F9-

                      WHITNEY INFORMATION NETWORK, INC.

                  (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


ACCOUNTS RECEIVABLE

The accounts receivable are trade receivables arising from the sale of educational products and seminars. The company believes the allowance for doubtful accounts is sufficient to cover any uncollectible amounts as of December 31, 1999 and 1998 and the entire amount of the sales related to the net receivables are deferred.

NET INCOME PER COMMON SHARE

In 1997 the Company adopted SFAS No. 128 'Earnings Per Share.' SFAS No. 128 (the 'Statement') establishes standards for computing and presenting earnings per share ('EPS'). This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. This Statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

MERGERS, ACQUISITIONS AND CAPITAL ACCOUNTS

On August 18, 1998, Whitney Education Group, Inc. (formerly Win Systems, Inc.) was acquired by WHITNEY INFORMATION NETWORK, INC. (formerly Win Systems International, Inc. and prior to that Gimmel Enterprises, Inc.) in a reverse merger whereby Whitney Education Group, Inc. exchanged 100% of its shares for 90% of Gimmel's shares bringing the total shares of WHITNEY INFORMATION NETWORK, INC. (issued and outstanding) at August 18, 1998 to 7,500,047. Whitney Education Group, Inc. became a wholly owned subsidiary of Whitney Information Network, Inc. (WIN). The financial statements from
January 1, 1997 through December 31, 1999 are based upon the assumption that the companies were combined for the entire period and all stock splits have been reflected in the statements as of the beginning of the period.
Also on August 18, 1998, WIN issued 187,500 Class A stock purchase warrants and 340,000 Class B stock purchase warrants. Both the Class A and Class B warrants are exercisable at $4.00 per share.

The accompanying notes are an integral part of the consolidated financial statements.


                                         -F10-

                        WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

            NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                           DECEMBER 31, 1999 AND 1998



MERGERS, ACQUISITIONS AND CAPITAL ACCOUNTS (CONTINUED)

The Class A warrants and the Class B warrants are exercisable 2 years and 4 years respectively after the underlying stock is registered. The Company also instituted a stock option plan for key personnel. Under the plan options are to be granted at the fair market value at the date of the grant and exercisable for a 10-year period after the grant with a three-year vesting schedule. The Company has reserved 750,000 shares for the stock option plan of which 415,000 option shares have been granted (at an exercise price of approximately $2.00 per share)to the balance sheet date. None have been exercised or expired to date.

On February 1, 1999 the Company purchased all of the Assets of Wealth Intelligence Network, Inc. for 20,000 shares of stock at $2.50 per share. In addition the Company (during the period from May to August 1999) issued 8,000 shares to a financial public relations firm in lieu of cash for services valued at $14,500.


RELATED PARTY TRANSACTIONS

The Company has rented its headquarters premises in Cape Coral, Florida since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related party lease were $35,622 and $26,606 for the twelve months ended December 31, 1999 and 1998, respectively. The company leases approximately 8,700 square feet presently. Future minimum payments, by year and in the aggregate under capital and noncancellable operating leases with initial or remaining terms of one year or more are shown in the Commitments footnote.

The accompanying notes are an integral part of the consolidated financial statements.


                                          -F11-

                        WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


RELATED PARTY TRANSACTIONS (CONTINUED)

At December 31,1999 and December 31, 1998 the related party receivables and payables on the balance sheet were as follows:
                                    	Dec 31, 1999	     Dec 31,1998
Receivables:
Due from Whitney Leadership Group      $175,187   		    -0-
Due form MRS Equity Corp.              $    747     		    -0-
Due from RAW, Inc.                     $     27			    -0-

                                       $175,961                 -0-
Payables:
Long-term
Loans Payable to the Chairman
 of the Board                           $   -0-           $ 64,979

Short-Term
Amounts due to Whitney
     Leadership Group, Inc.            $   18            $     -0-
Amounts Due to RAW, Inc.               $   -0-           $   1,220
Amounts Due to MRS Equity
     Corp.                             $   -0-           $  11,208
                                       $   18            $  77,407

The Company has receivables from Whitney Leadership Group in the amount of $175,187; MRS Equity Corp. in the amount of $747 and RAW, Inc. in the amount of 27 shown on the balance sheet as Due from Affiliates at December 31, 1999.

MRS Equity Corp. provides certain products and services for WHITNEY INFORMATION NETWORK, INC. and WHITNEY INFORMATION NETWORK, INC. provides MRS Equity Corp. with payroll services including leased employees. WHITNEY INFORMATION
NETWORK, INC. provides payroll services to MRS Equity Corp. in the amount of $111,724 for the year ended December 31 1999 and $100,272 the year ended December 31,1998. MRS Equity Corp. provided WHITNEY INFORMATION NETWORK, INC. with $254,826 and $216,500 for product costs for the year ended
December 31, 1999 nd 1998, respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. owns a controlling interest.

The accompanying notes are an integral part of the consolidated financial statements.


                                          -F12-

                        WHITNEY INFORMATION NETWORK, INC.

                    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


RELATED PARTY TRANSACTIONS (CONTINUED)

Precision Software Services, Inc. (PSS) is a Company that develops and licenses software primarily for the real estate and small business industries. The Chairman of the Board of Directors of WHITNEY INFORMATION NETWORK, INC. owns a majority interest in Precision Software Services, Inc. During 1999 and 1998 the Company provided WHITNEY INFORMATION NETWORK, INC. $318,089 and $67,925 in product cost, respectively. PSS sells products to WHITNEY INFORMATION
NETWORK, INC. at a price less than the prices offered to third parties.
WHITNEY INFORMATION NETWORK, INC. provides payroll services to Precision Software Services, Inc in the amount of $38,605 for the year ended
December 31,1999 and $44,135 for year ended December 31,1998.

WHITNEY INFORMATION NETWORK, INC. provides payroll services to Whitney Leadership Group, Inc. in the amount of $82,787 for 1999 and $133,928 for 1998. The Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. is the President and Chief Operating Officer of Whitney Leadership Group, Inc.

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

In 1998, the company's outside accountant became the Chief Financial Officer of the company and a shareholder of the company. During the year ended December 31, 1998 the company paid $ 19,052 in accounting fees to its now Chief Financial Officer and $495 during 1999, and $18,487 during 1999 including related companies.

Those items above that are reasonably expected to be collected within one year are shown as short term and those which are not expected to be collected during the next year are shown as long-term.

The accompanying notes are an integral part of the consolidated financial statements.


                                         -F13-

                         WHITNEY INFORMATION NETWORK, INC.

                    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


INCOME TAXES

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory rate of 34% to the income before income taxes is as follows:

Federal Income tax expense at the statutory rate     $  496,450
State taxes, net of federal tax benefit                  52,150


Income taxes expense per books                       $  548,600

Income taxes payable                                 $  548,600
Deferred Income tax                                          -0-
Income Tax                                           $  548,600

At December 31, 1997 the Company had Federal net operating loss carry forwards of approximately $96,000 that were used in 1998. The Company has previously reported its revenues and expenses for income tax purposes on the 'cash basis' of accounting. Deferred income taxes of $267,000 reflect primarily the taxes owing on the change of accounting method at the end of 1998 to be paid over the next six years and the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


INDEBTEDNESS

There were no borrowings from unrelated third parties for the years ended December 31, 1999 and 1998. The interest expense was $0 for the years ended December 31, 1999 and 1998. (See Related Party Transactions). The Company was indebted to its Chairman for short-term non-interest bearing advances in the amount of $0 at December 31, 1999, and $64,979 at December 31, 1998.

The accompanying notes are an integral part of the consolidated financial statements.


                                        -F14-

                        WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


LITIGATION

The Company is not involved in any asserted or unasserted claims and actions arising out of the normal course of its business that in the opinion of the Company, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on the Company's financial position.

COMMITMENTS AND CONTINGENCIES

The Company carries liability insurance coverage which it considers sufficient to meet regulatory and consumer requirements and to protect the Company's employees, assets and operations.

The Company, in the ordinary course of conducting its business, is subject to various state and federal requirements. In the opinion of management, the company is in compliance with these requirements.

The Company's main office is located in Cape Coral, Florida. The Company has three other offices open.

The Company leases the following properties: (1) Its headquarters building in Cape Coral, Florida at an annual rental of $73,844, (2) Its telemarketing facility in Draper, Utah at an annual rental of $46,563 for and (3) a Wealth Center facility in Jackson, MS for $42,600 per year. Future minimum payments by year and in the aggregate under capital and noncancellable operating leases with terms of one year or more are as follows:

2000                     $  133,795
2001                        158,820
2002                        120,020
2003                         39,675
Total                    $  452,310

Y2K MATTERS

The Securities and Exchange Commission (SEC) had expressed concern in general over potential Year 2000 problems.

As of December 31, 1999 and 1998 management is of the opinion that the Company did not and will not suffer any problems of a material nature as a result of any Y2K problems.

The accompanying notes are an integral part of the consolidated financial statements.


                                        -F15-

                         WHITNEY INFORMATION NETWORK, INC.

                    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



COMMON STOCK OPTIONS

The Company has granted to key employees both, non-statutory and incentive stock options for 813,150 shares under terms and conditions that at any time between the grant date and two years of service, the optionee may purchase up to 25% of the option shares. After two years of continuous service the optionee may purchase up to 50% of the shares. After three years of continuous service the optionee may purchase all of the shares. All of the options expire ten years from the date of the grant. The tables below list the status of the options at December 31, 1999.

Non-Statutory Stock Options:

Date of		 	   Number of		Exercise		Date of
 Grant			    Shares		  Price	     Expiration

September 1, 1998         220,000        $  2.000       September 1, 2008
August 31, 1999	        76,700            1.875         August 31, 2009
Total Non - Statutory     296,700

Incentive Stock Options:

September 1, 1998	       121,500      $  2.000           September 1, 2008
April 1, 1999             20,000         1.875               April 1, 2009
April 26, 1999            10,000         1.875              April 26, 2009
August 31, 1999          309,950         1.875             August 31, 2009
October 20, 1999          55,000         1.875            October 20, 2009
    Total Incentive      516,450

       Grand Total       813,150

The accompanying notes are an integral part of the consolidated financial statements.

                                       -F16-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

Name                     Age       Position

Russell A. Whitney       43        Chief Executive Officer and
                                   Chairman of the Board of Directors

Richard W. Brevoort      62        President and a member of the Board
                                   of Directors

Ronald S. Simon          56        Secretary/Treasurer, Chief
                                   Financial Officer, and a member of
                                   the Board of Directors


Each director serves for a term of three years and one-third of the directors are elected at the annual meeting of shareholders. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

Russell A. Whitney - Chief Executive Officer and Chairman of the Board of Directors

     Mr. Whitney was a founder and has been the Chief Executive Officer and Chairman of the Board of Directors of the Company and its predecessor, since 1987. Since 1992, Mr. Whitney has been Chief Executive Officer of Whitney Education Group, Inc. (formerly Win Systems, Inc.) which is engaged in the business of education and training. Since October 1998, Mr. Whitney has been the President and a member of the Board of Directors of 1311448 Ontario, Inc. 1311448 Ontario is in the business of education and training. Since October 1998, Mr. Whitney has been the President and a member of the Board of Directors of Whitney Canada, Inc. Whitney Canada is in the business of education and training. Since February 1999, Mr. Whitney has been the President and a member of the Board of Directors of Wealth Intelligence Network, Inc. Wealth Intelligence Network is in the business of education and training. Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Whitney Internet Services, Inc. Whitney Internet Services is in the business of providing Internet services, education and training. Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Whitney Consulting Services, Inc. Whitney Consulting is
in the business of providing telemarketing services.   Since June 1999,
Mr. Whitney has been the President and a member of the Board of Directors of Russ Whitney's Wealth Education Centers, Inc. Russ Whitney's Wealth Education Centers are in the business of education and training. Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Russ Whitney's Wealth Education Centers of Jackson, Mississippi, Inc. Since March 1991, Mr. Whitney has been Chief Executive Officer of Whitney Leadership Group, Inc., a Florida corporation located in Cape Coral, Florida engaged in the business of publishing and marketing. Since February 1995, Mr. Whitney has been President of RAW, Inc., a Florida corporation engaged in the business of buying, selling and investing in real estate which is located in Cape Coral, Florida. Since August 1993, Mr. Whitney has been Vice President of Precision Software Services, Inc., a Florida corporation located in Cape Coral, Florida, which is engaged in the business of developing and licensing software primarily for the real estate and small business industries. Since March 1992, Mr. Whitney has been President of MRS Equity Corp., a Florida corporation located in Cape Coral, Florida, which is engaged in the business of selling mortgage related products and services. Since November 1996, Mr. Whitney has been affiliated with Teamwork Communications, Inc., a company that provides sales and marketing services located in Cape Coral, Florida.

Richard W. Brevoort - President and a member of the Board of Directors.

Since August 1998, Mr. Brevoort has been a member of the Board of Directors of the Company and spends substantially full-time on Company matters. Mr. Brevoort became the President of Whitney Education Group, Inc. (formerly, Win Systems, Inc.) in February 1997, and President of the Company in August 1998. From January 1984 to February 1991, Mr. Brevoort was the President of the Hudson Agency, a marketing company based in New York City. From September 1970 to October 1975, Mr.

Brevoort was a Deputy Finance Administrator and Commissioner of Tax Collection. From June 1969 to August 1970, Mr. Brevoort was an
Assistant Administrator of Economic Development.    From August 1968 to
March 1969, Mr. Brevoort was a Deputy Commissioner of Commerce. From March 1966 to November 1966, Mr. Brevoort was a Director of Weights and Measures for the City of New York. From November 1975 to December 1983, Mr. Brevoort was the Chief of Staff for the Democratic Party in the New York State Senate. From 1982 to 1987, Mr. Brevoort was a member of the Board of Directors of the New York City Convention Center. From 1996 to 1997, Mr. Brevoort was an Instructional Supervisor of the
Trace Program at Bronx Community College.    From 1968 to 1969, Mr.
Brevoort was a member of an Advisory Committee for the New York City Superintendent of Schools. Mr. Brevoort has been included in the 1996 Who's Who in America and 1996 Who's Who in the World.

Ronald S. Simon - Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors.

     Since August 1998, Mr. Simon has been the Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors of the Company and spends such time that is necessary on Company matters. Since August 1998, Mr. Simon has been the Secretary/Treasurer and a member of the Board of Directors of Whitney Education Group, Inc. (formerly, Win Systems, Inc.). Whitney Education Group is in the business of education and training. Since August 1998, Mr. Simon has been the Secretary/Treasurer and a member of the Board of Directors of Wealth Intelligence Network, Inc. Wealth Intelligence Network is in the business of education and training. Since June 1999, Mr. Simon has been the Secretary/Treasurer and a member of the Board of Directors of Whitney Consulting Group, Inc. Whitney Consulting Group is in the business of telemarketing. From October 1995 to January 1999, Mr. Simon was the President of On Line Services USA, Inc., an Internet service provider and web site design company. Since 1971, Mr. Simon has been Certified Public Accountant in the states of Florida and Illinois. Since 1993, Mr. Simon has had his real estate license in the state of Florida. Since 1996, Mr. Simon has had his insurance license in the state of Florida. Mr. Simon graduated from the University of Illinois with Bachelor of Science degree in accounting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of the registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a)forms they file.

         Based solely on a review of the Forms 3 and 4 furnished to the Company, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

         Form 5 is not required to be filed if there are not previously unreported transactions or holdings to report. Nevertheless, the Company is required to disclose the name of directors, executive officers and 10% shareholders who did not file a Form 5, unless the Company has obtained a written statement that no filing is due. The Company has been advised by those required to file Form 5 that no filings were due.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation.

     The following table sets forth the compensation paid by the Company during the last three years, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                     SUMMARY COMPENSATION TABLE
(a)         (b)   (c)     (d)     (e)     (f)        (g)        (h)     (i)
                                  Other   Restricted Securities
Name and                          Annual  Stock      Underlying LTIP    All
                                                     Other
Principal                        Compen-             Options/           Compen-
Position     Year Salary  Bonus  sation  Award(s)    SARs       Payouts sation
                  ($)     ($)    ($)     ($)         (#)        ($)     ($)
             1999 $67,344  0      0      0           0          0       $67,344
Russell      1998 $52,000  0      0      0           0          0       $52,000
 Whitney     1997 $39,365  0      0      0           0          0       $39,365
CEO          1996     -0-  0      0      0           0          0           -0-

             1999 $44,093  0      0      0           0          0       $44,093
Richard      1998 $30,281  0      0      0           0          0       $30,281
 Brevoort    1997 $32,224  0      0      0           0          0       $32,224
President    1996 $19,480  0      0      0           0          0       $19,480

             1999 $42,770  0      0      0           0          0       $42,770
Ronald       1998 $ 5,927  0      0      0           0          0       $ 5,927
 Simon       1997     -0-  0      0      0           0          0           -0-
CFO          1996     -0-  0      0      0           0          0           -0-

     There are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors. The Company has adopted a Non-Qualified Incentive Stock Option Plan and the Company supplies health insurance to its officers, directors and employees.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ('SARs') and freestanding SARs have been made to officers and/or directors:

                                Number of
                                Securities
                  Number of     Underlying
                  Securities    Options/SARs
                  Underlying    Granted      Exercise      Number of
                  Options       During Last  or Base       Options   Expiration
Name              SARs Granted  12 Months[1] Price ($/Sh)  Exercised Date
Richard Brevoort  100,000         75,000     $1.875        -0-       09/01/2008
Ronald Simon      150,000        125,000     $1.875        -0-       09/01/2008


[1] 75,000 options were granted to Mr. Brevoort and 125,000 options were granted to Mr. Simon, all at an exercise price of $1.875, on August 31, 1999. Mr. Brevoort and Mr. Simon were previously granted 25,000 options each at an exercise price of $2.00 on September 1, 1998. At the date of this Report no options have been exercised.

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

     Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name and                 Number of                          Percent of
address of owner         Shares         Position                 Class

Russell A. Whitney       6,480,000      Chief Executive Officer  86.40%
4818 Coronado Parkway                   and Chairman of the
Cape Coral, Florida                     Board of Directors
33904

Richard W. Brevoort        146,500[1]   President                 1.95%
4500 S.E. Fifth Place                   Director
#206

Cape Coral, Florida
33904

Ronald S. Simon             34,000      Secretary/Treasurer       0.45%
1402 Beechwood Trail                    Chief Financial Officer
Fort Myers, Florida                     Director
33919

All officers and         6,660,500                               88.52%
directors as a
group (3 persons)

[1] Does not include warrant to purchase up to 68,000 shares of common stock at an exercise price of $4.00 per share which warrant expires on August 21, 2003.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 18, 1998, the Company acquired all (100 shares) of the issued and outstanding shares of common stock of Win Systems, Inc. in exchange for 6,750,000 shares, 187,500 Class A Warrants, and 340,000 Class B Warrants. 97.5% of the shares of Win Systems, Inc. were owned by Russell Whitney, the current Chief Executive Officer and Chairman of the Board of Directors of the Company and the remaining shares were owned by other key personnnel.

      The Company has leased office space from Russ Whitney, its Chief Executive Officer and a member of the Board of Directors pursuant to the terms of a three year lease which commenced on September 1, 1999 and terminates on October 31, 2002 with a monthly rental payment of $5,805.34. Russ Whitney is the Chief Executive Officer of the Company and Chairman of its Board of Directors. The terms of the lease are no less favorable as can be obtained from independent third parties.

     The Company is indebted to Russ Whitney, the Company's Chief
Executive Officer and Chairman of the Board of Directors in the sum of $19,979 for cash advances.

     The Company has advanced to Precision Software Services, Inc. and MRS Equity Corp., the amount of $528 and $8, respectively. The aforementioned corporations are owned and controlled by Russ Whitney.

     In addition, the Company has receivables from Whitney Leadership Group, Inc. in the amount of $94,417 for sales of products and from Teamwork Communication, Inc. in the amount of $20,000 in the form of a short-term loan. The aforementioned corporations are controlled by Russ Whitney.

     MRS Equity Corp. provides products and services for the Company and the Company provides MRS Equity Corp. with payroll services.
MRS Equity is a wholly owned subsidiary corporation of Equity Corp. Holdings which is owned and controlled by Russell Whitney, the Company's Chief Executive Officer and Chairman of the Board of Directors.

     Precision Software Services, Inc. develops and licenses software to the Company. Russell Whitney, the Company's Chief Executive Officer and Chairman of the Board of Directors owns controlling interest in Precision Software Services, Inc.

     The Company provides payroll services to Whitney Leadership Group, Inc. and in the past, Whitney Leadership Group, Inc. has lent money to the Company. Russell Whitney, the Company's Chief Executive Officer and Chairman of the Board of Directors President and Chief Operating Officer of Whitney Leadership Group.

     In January 1997, RAW, Inc. a corporation owned and controlled by Russell Whitney, the Company's Chief Executive Officer and Chairman of the Board of Directors, sold to the Company a portion of its inventory consisting of vacant land.

    The amount of purchased products (software books, tapes, and supplies) from affiliates is as follows:

          MRS Equity Corp.                        $148,350
          Precision Software Services, Inc.       $180,123

          The payroll service amounts are as follows:

          MRS Equity Corp.                        $ 51,747
          Precision Software Services, Inc.       $ 22,367
          Whitney Leadership Group, Inc.          $ 46,747

     The terms of all of the transactions between related parties were no less favorable than could be obtained from independent third parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.    Description

3.1*           Articles of Incorporation.

3.2*           Bylaws.

3.3*           Amended Articles of Incorporation

3.4*           Amended Articles of Incorporation

4.1*           Specimen Stock Certificate.

27.1*          Financial Data Schedule

99.1*          Class A Warrant Agreement

99.2*          Class B Warrant Agreement

99.3*          Non-Qualified Incentive Stock Option Plan

99.4*          Office Lease

* Incorporated by reference to exhibit filed with Form 10SB12G
(Sec File No. 000-27403).


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WHITNEY INFORMATION NETWORK, INC.

Dated:  March 29, 2000                       By:/s/Richard W. Brevoort
                                                     -----------------
                                                   Richard W. Brevoort
                                                   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                        Title                       Date
-----------                     -----                        -----

/s/Russell A. Whitney           Chief Executive Officer       March 29, 2000
----------------------          Chairman
Russell A. Whitney


/s/Richard W. Brevoort          President                     March 29, 2000
----------------------          Director
Richard W. Brevoort


/s/Richard S. Simon            Secretary/Treasuer             March 29, 2000
--------------------           Chief Financial Officer
Richard S. Simon               Director
