Form 10QSB
period 2000-03-31
WHITNEY INFORMATION NETWORK INC
filed 2000-05-22
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549
                     ---------------------------------

   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000.

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES  x             NO

  The number of shares outstanding of the Registrant's Common Stock, no par value per share, at March 31, 2000 was 7,528,022 shares.

  ------------------------------------------------------------------------
  ------------------------------------------------------------------------

                                     PART I

  ITEM 1.     FINANCIAL STATEMENTS.

  WHITNEY INFORMATION NETWORK, INC.
  Consolidated Financial Statements
  As of and For the Three Months Ended March 31, 2000 and 1999

                   TABLE OF CONTENTS

  Consolidated Balance Sheet  .  .  .  .  .  .  .  .  . . . .1-2

  Consolidated Statement of Operations . . . .  .  .  . . . .  3

  Consolidated Statement of Cash Flows . . . .  .  .  . . . .  4

  Consolidated Statement of Changes in Shareholders' Equity. . 5

  Notes to the Consolidated Financial Statements . . . . . .6-19

  WHITNEY INFORMATION NETWORK, INC.
  Consolidated Balance Sheet
  For the Three Months Ended March 3, 2000 and 1999

                                                          March 31
                                                    2000             1999
  CURRENT ASSETS:
  Cash                                         $  2,564,284     $  1,339,155
  Accounts Receivable                             1,764,733        1,260,129
  Prepaid Advertising, Taxes and Other            1,188,279          570,197
  Due From Affiliates                               163,849           76,203
  Deferred Seminar Expense                       10,902,174        5,395,724
  Other Current Assets                              115,327           47,032
                                                    -------           ------
  Total Current Assets                           16,698,646        8,688,440


  PROPERTY AND EQUIPMENT,net                        411,182           87,855
                                                    -------           ------

  OTHER ASSETS
   Contract Rights,net                               48,683           49,000
                                                     ------           ------

  TOTAL ASSETS                                 $ 17,158,511    $   8,825,295
                                                 ==========        =========

            The accompanying notes are an integral part of the cosolidated financial statements
                                       1

  WHITNEY INFORMATION NETWORK, INC.
  Consolidated Balance Sheet
  March 31, 2000 and 1999

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           March 31
                                                     2000           1999
  LIABILITIES
  CURRENT LIABILITIES
  Accounts Payable                            $     678,237   $    758,631
  Income Taxes Payable                              357,735        148,000
  Loans from Affiliates                                   -         16,399
  Deferred Revenues                              12,780,554      6,269,357
  Other Accrued Liabilities                         709,160         68,958
                                                    -------       ---------
   TOTAL CURRENT LIABILITIES                     14,525,686      7,261,345
                                                 ----------       ---------
  OTHER LIABILITIES AND DEFERRED CREDITS
  Deferred Income Taxes                             200,000        460,000
  Loans from Shareholder                                  -         64,979
                                                    -------         ------
    TOTAL OTHER LIABILITIES                         200,000        524,979

                                                    -------        -------
    TOTAL LIABILITIES                          $ 14,725,686    $ 7,786,324
                                                 ----------      ---------


                               SHAREHOLDERS' EQUITY

  Common Stock, no par value,
  7,528,022 shares issued and outstanding     $      67,102    $    53,253
    Paid In Capital                                     900            900
    Retained Earnings                             2,364,823        984,764
                                                  ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                    2,432,825      1,038,917
                                                  ---------       ---------
    TOTAL LIABILITIES
     AND SHAREHOLDERS' EQUITY                  $ 17,158,511    $ 8,825,241
                                                 ==========      =========

  The accompanying notes are an integral part of the consolidated financial statements
                                    2

  WHITNEY INFORMATION NETWORK, INC.
  Consolidated Statement of Operations
  For the Three Months Ended March 31, 2000 and 1999

                                                          March 31
                                                    2000            1999

  SALES                                           $ 8,640,017   $  4,654,532

  COST OF SALES                                     3,485,659      1,900,656
                                                    ---------      ---------
  GROSS PROFIT                                    $ 5,154,358   $  2,753,876
                                                    ---------      ---------
  EXPENSES
  Advertising and Sales Expense                   $ 3,204,567   $  1,221,591
  General and Administrative Expense                1,353,165        987,590
                                                    ----------       -------
                                                    4,557,732      2,209,181
                                                    ---------      ---------
  Income Before Taxes                             $   596,626   $    544,695
  Less:Income Taxes (see note)                        290,735        193,000
                                                      -------        --------
  NET INCOME                                      $   305,891   $    351,695

  Retained Earnings, Beginning of Period            2,058,932        633,370
                                                    ---------        -------
  Retained Earnings, End of Period                $ 2,364,823   $    985,065
                                                    =========        =======
  Basic and Fully Diluted
   Earnings Per Share                             $      0.04   $       0.05
                                                         ====           ====

  Weighted average number of shares
  outstanding during the period                     7,513,859      7,500,047
                                                    =========      =========

  The accompanying notes are an integral part of the consolidated financial statements.
                                       3

  WHITNEY INFORMATION NETWORK, INC.
  Consolidated Statement of Cash Flows
  For the Three Months Ended March 31, 2000 and 1999

                                                       March 31
                                                   2000          1999
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings From Operations                $   305,891    $   351,395
  Add Back Depreciation and Amortization           35,000              -
                                                   ------        -------
                                                  340,891        351,395
  Changes in Operating Assets and Liabilities
  (Increase)in Accounts Receivable               (369,174)      (279,866)
  (Increase)in Prepaid and Other Assets          (514,643)      (435,001)
  (Increase)in Deferred Expenses               (2,037,147)    (1,297,082)
  Increase(Decrease)in Accounts Payabe            (61,276)       193,923
  Increase in Deferred Revenues                 3,468,980      2,311,113
  Increase in Income Taxes Payable                290,725              -
  Increase in Other Liabilities                   391,191          6,009
                                                  -------          -----
  Net Cash Flow From Operations                 1,509,547        850,491
                                                ---------        -------

  CASH USED IN INVESTING ACTIVITIES
  Purchase of Property and Equipment             (132,642)       (87,855)
  Acquisition of Contract Rights                      317        (49,000)
  Loans made to Affiliates                        (87,646)         3,971
                                                ---------          -----
  Net Cash Used in Investing Activities         (219,971)       (132,884)
                                                ---------        -------

  CASH USED IN FINANCING ACTIVITIES
  Issuance of Common Stock                              -         50,561
  Increase in Deferred Taxes                                     193,000

  Loans From Affiliates                                          (41,119)
                                                ---------         ------
  Net Cash Used in Financing Activities                 -        202,442
                                                ---------        -------
  Increase in Cash                            $ 1,289,576     $  920,049

  Cash at Beginning of Period                   1,274,708         30,036
                                                ---------         ------
  Cash at End of Period                       $ 2,564,284     $  950,085
                                                =========        =======

  The accompanying notes are an integral part of the consolidated financial statements
                                    4

  WHITNEY INFORMATION NETWORK, INC.
  Consolidated Statement of Changes in Stockholders' Equity
  As of and For the Three Months Ended March 31, 2000 and 1999

                            Common Stock    Paid    Retained   Total
                         Number of           In     Earnings  Shareholders'
                           Shares   Value  Capital (Deficit)  Equity(Deficit)
  Balance
  December 31, 1997        976,200 $ 2,602 $  0    $   (2,564)$       38

  Reverse Split           (226,153)

  Merger with Win Systems,
   Inc./Exchange Stock    6,750,000         $900    $  (98,710)$  (97,810)

  Net Income for the
   Year Ended
   December 31, 1998                                    768,436    768,436
                                                      -------    -------

  Balance
   December 31, 1998     7,500,047 $ 2,602  $900    $  667,162 $  670,664

  Net Income for the
   Year Ended
   December 31, 1999                                 1,391,770  1,391,770

  Issuance of Shares
   for Acquisitions        20,000   50,000                         50,000

  Issuance of Shares
   for Services             8,000   14,500                         14,500
                            -----   ------              ------     ------


  Balance
   December, 1999       7,528,047  $67,102   $900    $2,058,932 $2,126,934

  Net Income for the
   Three Months Ended
   March 31, 2000                                       305,891    305,891

                                                        -------    -------

  Balance
   March 31, 2000      7,528,047  $67,102   $900    $2,364,823  $2,432,825
                       =========   ======   ===      =========   =========

  The accompanying notes are an integral part of the consolidated financial statements
                                      5

                        WHITNEY INFORMATION NETWORK, INC.

                    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

Win Systems, Inc. has been operating in the Educational Seminars Industry since 1992 and expanded its operations in the industry subsequent to the aforesaid exchange of shares and name change to Whitney Education Group, Inc.

Whitney Education Group, Inc. is accredited by the State of Texas as a Certified Proprietary School, effective January 8, 1999, and will be seeking national accreditation.

During 1998 Win Systems International, Inc. expanded its educational seminars business into Canada through the opening of a wholly owned subsidiary, 1311448 Ontario, Inc. The Canadian operations continued to expand and at the end of 1999 the operations were transferred to Whitney Canada, Inc. through an amalgamation of two wholly owned Canadian subsidiaries.

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

                                            6
WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSYTEMS INTERNATIONA, INC.)

NOTES TO THE CONSOLIDATED FNANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Whitney Internet Services, Inc. incorporated in Wyoming on June 8, 1999, is located in Cape Coral, Florida and is an operating subsidiary marketing internet training seminars throughout the United States. Whitney internet Services, Inc. is expanding its operations into a marketing web sites and participations in networks of residual internet connections fees.

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

Whitney Mortgage.com, Inc. incorporated in Florida on September 30, 1999 and operates as a full service internet mortgage broker affiliated with a national internet mortgage provider. Whitney Mortgage.com, Inc. represents an expansion from educational seminars into the mortgage brokerage industry.

Russ Whitney's Wealth Education Centers, Inc. incorporated in Wyoming on June 8, 1999 as a wholly owned subsidiary of Whitney Information Network, Inc. and the subsidiary is itself the parent corporation of two wholly owned subsidiaries formed to operate permanent learning centers in Jackson, MS. and Atlanta, GA. Russ Whitney's Wealth Education Center of Jackson, MS, Inc. incorporated in Wyoming on June 8, 1999 and a school was opened in December, 1999. Russ Whitney's Wealth Education Center of
Atlanta, GA, Inc. incorporated in Wyoming on July 22, 1999 and a school will be opened in June, 2000. The Wealth Education Centers are the first two of many regional centers being planned throughout the United States and represents an expansion from the educational seminars industry into regional permanent schools for teaching classes in how to build and maintain wealth.

Whitney Consulting Services, Inc. incorporated in Wyoming on July 28, 1998 under the name of Financial Consulting Services, Inc. and the name was changed to Whitney Consulting Group, Inc. on April 28, 1999 when that corporation was acquired by Win Systems International, Inc. The name was again changed to Whitney Consulting Services, Inc. on March 21, 2000. Whitney Consulting Services, Inc. is located in Salt Lake City, Utah and is an operating subsidiary telemarketing real estate investments and financial training seminars and an individual one-on-one mentoring program.
                                      7




                       WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminar and the seminar has taken place (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and the seminar has taken place and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See lliability for deferred revenues on the balance sheet in the amount of $12,780,554 at March 31, 2000 and $6,269,357 at
March 31, 1999.

DEFERRED EXPENSE FOR FUTURE EDUCATIONAL PROGRAMS

When a student signs up to attend a future educational seminar with the Company, the tuition that was collected or recorded as a receivable is deferred. The expenses related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Expenses in the amount of $10,902,174 at March 31, 2000 and $5,395,724 at March 31, 1999.

			  				                                         March 31
Components of Deferred Expenses	          2000                1999

Advertising Expense		                  $ 5,806,966	   $  2,873,994
Instructors and Trainers Compensation	   1,890,842	        935,819
Support Service	                         1,077,609	        533,322
Travel and Facility Costs                1,541,098	        762,723
Administrative Expense	                    585,660	        289,856

Total Deferred Expenses                $10,902,175     $ 5,395,714

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using accelerated and straight-line methods over the following useful lives:

Office Furniture........................................7 years
Office Equipment........................................5 years
Intangibles(Contract Rights)...........................40 years

                                                 9


                                 WHITNEY INFORMATION NETWORK, INC.

                            (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

ACCOUNTS RECEIVABLE

The accounts receivable are trade receivables arising from the sale of educational products and seminars. The Company believes the allowance for doubtful accounts is sufficient to cover any uncollectible amounts as of March 31, 2000 and 1999 and the entire amount of the sales related to the net receivables are deferred.

In 1997 the Companyadopted SFAS no. 128 "Earnings Per Share." SFAS no 128 (the"statement") establishes standards for computing and presenting earnings per share ("EPS"). This Statement replaces the presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPA computation.


                          WHITNEY INFORMATION NETWORK,INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

           AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


MERGERS, ACQUISITIONS AND CAPITAL ACCOUNTS

On August 18, 1998, Whitney Education Group, Inc. (formerly Win Systems,
Inc.) was acquired by WHITNEY INFORMATION NETWORK, INC. (formerly Win Systems International, Inc. and prior to that Gimmel Enterprises, Inc.) in a reverse merger whereby Whitney Education Group, Inc. exchanged 100% of its shares for 90% of Gimmel's shares bringing the total shares of WHITNEY INFORMATION NETWORK, INC., issued and outstanding at August 18, 1998 to 7,500,047.
Whitney Education Group, Inc. became a wholly owned subsidiary OF Whitney Information Network, Inc.. The financial statements from January 1, 1998 through March 31, 2000 are based upon the assumption that the companies were combined for the entire period and all stock splits have been reflected in the statements as of the beginning of the period. Also on August 18, 1998, WHITNEY INFORMATION NETWORK, INC. issued 187,500 Class A stock purchase warrants and 340,000 Class B stock purchase warrants. Both the Class A and Class B warrants are exercisable at $4.00 per share.

The class A warrants and the Class B warrants are exercisable 2 years and 4 years respectively after the underlying stock is registerd. The Company also institured a stock option plan for key personnel. Under the plan options are to be granted at the fair market value at the date of the grant and exercisable for a 10 year period after the grant with a three-year vesting schedule. The Company has reserved 750,000 shares for the stock option plan of which 415,000 option shares have been granted at an exercise price of approximately $2.00 per share. None have been exercised or expired to date.

On February 1, 1999 the Company purchased all of the assets of Wealth Intelligence Network, Inc. for 20,000 shares of stock at $2.50 per share. In addition, the Company purchased all of the assets of Wealth Intelligence Network, Inc. for 20,000 shares of stock at $2.50 per share. In additon, the Company, during the period from May to August 1999, issued 8,000 shares to a financial public relations firm in lieu of cash for services valued at $14,500.

                         WHITNEY INFORMATION NETWORK, INC.

                     (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

RELATED PARTY TRANSACTIONS

The Company has rented its international headquarters in Cape Coral, Florida since 1992 from the Chairman of the Board and Pays rent on annual leases. Rentals under the related party lease were $35,622 and $26,606 for the years ended December 31, 1999 and 1998, respectively. The Company leases approximately 8,700 square feet presently. Future minimum payments, by year and in aggregate under capital and noncancellabel operating leases with initial or remaining terms of one year or more are shown in the Commitments footnotes.

At March 31, 2000 and March 31, 1999 the related party receivables and payables on the balance sheet were as follows:

                                    March 31, 2000     March 31,1999
Receivables:
Due from Whitney Leadership Group   $  160,298       	$     -0-
Due from MRS Equity Corp.                3,488
Due from RAW, Inc.                    	     63

                                    $  163,849              -0-
Payables:         			               $  175,961        $     -0-
Long-term:
Loans Payable to the Chairman of
the Board	                         $       -0-	       $ 64,979

MRS Equity Corp. provides certain products and services for WHITNEY INFORMATION NETWORK, INC. and WHITNEY INFORMATION NETWORK, INC. provides
MRS Equity Corp. with payroll services including leased employees. WHITNEY INFORMATION NETWORK, INC. provided payroll services to MRS Equity Corp. in the amount of $34,960 for the three months ended March 31, 2000 and $25,700 for the three months ended March 31, 1999. MRS Equity Corp. provided WHITNEY INFORMATION NETWORK, INC. with $99,879 and $80,400 for product cost for the three months ended March 31, 1999. MRS Equity Corp. provided
WHITNEY INFORMATION NETWORK, INC. with $99,879 and $80,400 for product costs for the three months ended March 31, 2000 and 1999, respectively.
MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc.
of which the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC.
owns a controlling interest.


                       WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



RELATED PARTY TRANSACTIONS (Continued)

Precision Software Services, Inc. (PSS) is a Company that develops and licenses software primarily for the real estate and small business industries. The Chairman of the Board of Directors of WHITNEY INFORMATION NETWORK, INC. owns a majority interest in Precision Software Services, Inc. During the three months ended March 31, 2000 and 1999 the Company provided WHITNEY INFORMATION NETWORK, INC. $90,000 and $61,107 in products, respectively. PSS sells products to WHITNEY INFORMATION NETWORK, INC. at a price offered to third parties. WHITNEY INFORMATION NETWORK, INC. provided payroll services to Precision Software Services, Inc. in the amount of $7,366 for the three months ended March 31, 2000.

WHITNEY INFORMATION NETWORK, INC. provided payroll services to Whintey Leadership Group, Inc. in the amount of $23,359 for the three months ended March 31, 2000 and $33,500 for the three months ended March 31, 1999. The Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. is the President and Chief Operating Officer of Whitney Leadership Group, Inc.

RAW, Inc. is a company owned by the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC., which buys and sels and invests in real property.

In 1998, the Company's outside accountant became the Chief Financial Officer of the Company and a shareholder of the Company. During 1998 the Company paid $19,052 in accounting fees to its now Chief Financial Officer, $495 during 1999, and $18,487 during 1999, and $0 during the three onths ended
March 31, 2000; including realted companies.


Those irems abouve that are reasonably expected to be collected within one year are shown as short term and those which are not expected to be collected during the next year are shown as long-term.

                         WHITNEY INFORMATION NETWORK, INC.

                     (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

INCOME TAXES

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory rate of 35% to the income before income taxes is as follows:


Federal Income tax expense at the statutory rate     $  275,835
State taxes, net of federal tax benefit                  14,900

Income taxes expense per books                       $  290,735
Deferred Income tax                                          -0-
Income tax                                           $  290,735

At December 3, 1997 the Company had Federal net operating loss carry Forwards of approximately $96,000 that were used in 1998. The Company has previously reported its revenues and expenses for income tax purposes on the 'cash basis' of accounting. Deferred income taxes of $267,000 reflect primarily the taxes owing on the change of accounting method at the end of 1998 to be paid over the next six years and the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

INDEBTEDNESS

There were no borrowings from unrelated third parties for the three months ended March 31, 2000 and 1999. The interest expense was $0 for the three months ended March 31, 2000 and 1999. (See Related Party Transactions). The Company was indebted to its Chairman for short-term non-interest bearing advances in the amount of $0 at March 31, 2000, and $64,979 at March 31, 1999.

0
LITIGATION

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

             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



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

The Company's main office is located in Cape Coral, Florida. The Company has three other offices open. The Company leases the following properties:
(1) Its headquarters building in Cape Coral, Florida at an annual rental of $73,844; (2) Its telemarketing facility in Draper, Utah at an annual rental of $46,563; and (3) a Wealth Center facility in Jackson, MS for $42,600 per year. Future minimum payments by year and in the aggregate under capital and noncancellable operating leases with terms of one year or more are as follows:

2000    $  100,346
2001				   158,820
2002				   120,020
2003				    39,675
           ------
Total			$  418,861
           ======


The Company is currently having a disagreement with the Securities and Exchange Commission (SEC) over an accounting issue. The Company is currently treating certain direct response advertising and related seminars costs which have been incurred to produce its deferred revenues as deferred expenses in order to have a proper matching of income and expenses. When the deferred revenues are recognized as current revenue in subsequent periods, the related costs giving rise to such deferred revenues are then expensed. The SEC's position is that all costs incurred to produce the deferred revenues, with the exception of commissions should be costs of the current period and not matched against the revenues tath were created by such costs. The departure from Generally Accepted Accounting Principles. If the SEC were to prevail, the Company would have to restate its financial statements to reflect a change in accounting method, as follows:



                            WHITNEY INFORMATION NETWORK, INC.

                        (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


COMMITMENTS AND CONTINGENCIES(Continued)

                                                       Restated
                                        Stated      Net(Loss)Which
                                      Net Income  Would Be Necessary
                                     Per Company's     Per SEC's
                                       Position        Position


Year Ended December 31, 1998        $   768,436    $ ( 2,238,307)

Year Ended December 31, 1999        $ 1,391,770    $ ( 1,680,290)

Three Months Ended March 31, 2000   $   305,891    $ ( 1,078,951)

The Company is confident that the present accounting method reflects the Company's financial position more accurately than does the SEC's suggested method. At March 31, 2000, the Company had cash in excess of $2,500,000; no long or short term borrowings; no unpaid bills; no unpaid taxes; and approximately $2,500,000 in working capital. A company generating approximately $5,000,000 in losses, as would be the case per the SEC's position, would not likely be able to show such a strong current position as the as the Company now enjoys and not likely would be increasing cash balances each period as the Company has accomplished as is the case without borrowing or obtaining equity investors.

The Company has relied upon the guidance of S.O.P. 93-7 in determining that the deferring of direct response advertising is the most authoritative and correct generally accepted accounting principle to follow in the proper reporting of its financial position and results of operations.

The Company is supported in this position by the Company's auditor, by CPA auditing consultants, by financial consultants, and by legal consultants.

The Company will defend this position vigorously. Management believes that to change the current accounting method away from matching deferred seminars expenses against the related revenues which have been deferred until the seminars are held, would result in a material misstatement of the Company's financial position and results of operations.


                              WHITNEY INFORMATION NETWORK, INC.

                          (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


COMMITMENTS AND CONTINGENCIES(Continued)

Management further believes that upon the proper presentation of the Company's position on this complex accounting method issue, the SEC will agree with the Company's position and that there will be no need to restate any financial statements.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provision of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 10SB, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

                        WHITNEY INFORMATION NETWORK, INC.

                     (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Y2K MATTERS

During 1998 and 1999 the Securities and Exchange Commission (SEC) had expressed concern in general over potential Year 2000 problems. As of March 31, 2000 management is of the opinion that the Company did not and will not suffer any problems of a material nature as a result of any Y2K problems.


COMMON STOCK OPTIONS

The Company has granted to key employees both non-statutory and incentive stock options for 813,150 shares under terms and conditions that at any time between the grant date and two years of service, the optionee may purchase up to 25% of the option shares. After two years of continuous service the optionee may purchase up to 50% of the shares. After three years of continuous service the optionee may purchase all of the shares. All of the options expire ten years from the date of the grant. The tables below list the status of the opitions at March 31, 2000.

Non-Statutory Stock Options:
Date of		              Number of	     Exercise	     Date of
 Grant                  Shares	        Price	      Expiration

September 1, 1998    	  220,000     $  2.000     September 1, 2008
August 31, 1999          76,700        1.875     August 31, 2009
Total Non-Statutory	    296,700

Incentive Stock Options:
September 1, 1998    	  121,500     $ 2.000      September 1, 2008
April 1, 1999	           20,000	      1.875      April 1, 2009
April 26, 1999	          10,000	      1.875      April 26, 2009
August 31, 1999	        309,950	      1.875      August 31, 2009
October 20, 1999         55,000       1.875      October 20, 2009

    Total Incentive  	  516,450

       Grand Total    1,032,900




0                       WHITNEY INFORMATION NETWORK, INC.

                    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


CAPITAL CHANGES

On February 1, 1999 the Company issued 20,000 shares of its common stock in exchange for all of the outstanding stock of Wealth Intelligence Network, Inc. The shares were valued at $2.50 each for a total purchase price of $50,000. Wealth Intelligence Network, Inc. publishes a monthly financial newsletter and provides and promotes financial education and training.
In addition, the Company issued 8,000 shares to a financial public relations firm for financial public relations services in the amount of $14,500 (2,000 on May 31, 1999 valued at $2.00 per share, 2,000 on June 30, 1999 valued at $1.875 per share, 2,000 on July 31, 1999 valued at $1.750 per share, and 2,000 on August 31, 1999 valued at $1.625 per share).



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

None of the Company's business is subject to seasonal fluctuations.

Revenues: Total revenue for the three months ended March 31, 2000 was $8,640,017, an increase of $3,985,485 or 85.6% compared to the same period in 1999. The combination of the increase in advance training courses held and the higher registrations and revenue contributed to the increase above.

Advertising and Sales Expense: Advertising and sales expense, of which Advertising represents approximately 50% of the expenses for the three months ended March 31, 2000, was $3,204,657, an increase of $1,983,066 or 162.3% compared to the same period in 1999. The increase in Advertising and Sales expense is due to higher volume resulting from increased sales and new products introduced late in the fourth quarter of 1999.
0
General and Administrative expenses increased to $1,353,165, an increase of $365,575, or 37% over the comparable period in 1999.

Cost of Sales increased proportionately in comparison with the increase in sales for the first quarter of 2000 to $3,485,659, an increase of $1,585,003 or 83.3% over the prior comparable period in 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ended March 31, 2000 and 1999 was $0.6 million and $0.5 million, respectively. EBITDA is defined as net income before income taxes, interest and other income and expense, net, plus depreciation and amortization including amortization of pending real estate sales contracts.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $1,289,576 to $2,564,284, an increase of 94.4% over the previous comparable period in 1999.

The Company's cash provided by operating activities was $1.5 million and $0.9 million for the three months ended March 31, 2000 and 1999, respectively. In the first quarter 2000, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

The Company's cash used in investing activities was $0.0 and $0.1
0million for the three months ended March 31, 2000 and 1999, respectively. The Company's cash used in investing activities for the three months ended March 31, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $.2 million and $.1 million, respectively.

The Company is currently having a disagreement with the Securities and Exchange Commission (SEC) over an accounting issue. The Company is currently treating certain direct response advertising and related seminars costs which have been incurred to produce its deferred revenues as deferred expenses in order to have a proper matching of income and expenses. When the deferred revenues are recognized as current revenue in subsequent periods, the related costs giving rise to such deferred revenues are then expensed. The SEC's position is that all costs incurred to produce the deferred revenues, with the exception of commissions, should be costs of the current period and not matched against the revenues that were created by such costs. The Company believes that the SEC's position is incorrect and is a departure from Generally Accepted Accounting Principles. If the SEC were to prevail, the Company would have to restate its financial statements to reflect a change in accounting method, as follows:

                                                 Potential Restated
                                        Stated      Net(Loss)Which
                                      Net Income  Would Be Necessary
                                     Per Company's     Per SEC's
                                       Position        Position


Year Ended December 31, 1998        $   768,436    $ ( 2,238,307)

Year Ended December 31, 1999        $ 1,391,770    $ ( 1,680,290)

Three Months Ended March 31, 2000   $   305,891    $ ( 1,078,951)


The Company is confident that the present accounting method reflects the Company's financial position more accurately than does the SEC's suggested method. At March 31, 2000, the Company had cash in excess of $2,500,000; no long or short term borrowings; no unpaid bills; no unpaid taxes; and approximately $2,500,000 in working capital. A company generating approximately $5,000,000 in losses, as would be the case per the SEC's position, would not likely be able to show such a strong current position, as the Company now enjoys and would not likely be increasing cash balances each period, as the Company has accomplished as is the case without borrowing or obtaining equity investors.

The Company has relied upon the guidance of S.O.P. 93-7 in determining that the deferring of direct response advertising is the most authoritative and correct generally accepted accounting principle to follow in the proper reporting of its financial position and results of operations.

The Company is supported in this position by the Company's auditor, by CPA auditing consultants, by financial consultants, and by legal consultants.

The Company will defend this position vigorously. Management believes that to change the current accounting method away from matching deferred seminars expenses against the related revenues which have been deferred until the seminars are held, would result in a material misstatement of the Company's financial position and results of operations.

Management further believes that upon the proper presentation of the Company's position on this complex accounting method issue, the SEC will agree with the Company's position and that there will be no need to restate a00ny financial statements.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform Act,the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 10SB, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

0
                                          22


ITEM 3.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES.

There are no senior securities issued by the Company.

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters presented to the shareholders for vote during the three months ended March 31, 2000.

ITEM 6.   OTHER INFORMATION.

None.

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K.

None.



REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended
March 31,2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 19th day of May, 2000.

WHITNEY INFORMATION NETWORK, INC.
(the "Registrant")

BY:  /s/Ronald S. Simon
     Ronald S. Simon
     Secretary/Treasurer, Chief Financial Officer
     and a member of the Board of Directors