Form 10QSB
period 2000-06-30
WHITNEY INFORMATION NETWORK INC
filed 2000-08-15
CIK 1095276

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549
              -----------------------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
     (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
     (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:

               ----------------------------------
                 Commission file number 0-27403
               ----------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the securities Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES X          NO
The number of shares outstanding of the registrant's Common Stock, no par value per share, at June 30, 2000 was 7,528,047 shares.







             WHITNEY INFORMATION NETWORK, INC.
                       FORM 10Q
           AS OF AND FOR THE SIX MONTHS ENDED
                JUNE 30, 2000 AND 1998
                    TABLE OF CONTENTS


ITEM 1.    FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC.
Consolidated Financial Statements
As of and for the Six Months Ended June 30, 2000 and 1999


Consolidated Balance Sheet.......................1-2

Consolidated Statement of Operations
  And Retained Earnings..........................  3

Consolidated Statement of Cash Flows.............4-5

Consolidated Statement of Changes in
  Shareholders' Equity...........................  6

Comparative Consolidated Statement of
  Operations and Retained Earnings...............  7

Notes to the Consolidated Financial
  Statements................................... 8-21

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS AND

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS........................22-24

ITEM 3.   CHANGES IN SECURITIES AND USE OF
           PROCEEDS

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...................   25

ITEM 6.   NONE

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K....26-27

SIGNATURE PAGE ...............................   28




             WHITNEY INFORMATION NETWORK, INC.
                Consolidated Balance Sheet
                As of June 30, 2000 and 1999

                        ASSETS

                                         June 30
                                    2000	        1999
                                   -----         -----



CURRENT ASSETS:


Cash                           $ 2,827,553    $ 1,512,455
Accounts Receivable              2,615,931      1,730,688
Prepaid Advertising,
 Taxes and Other                 2,285,247        531,949
Due From Affiliates                183,297        114,015
Deferred Seminar
 Expense                        14,874,632      6,946,342
Other Current Assets               355,996         70,344
                                   -------         ------
Total Current Assets            23,142,656     10,905,793


PROPERTY AND EQUIPMENT, net        451,816        127,444

OTHER ASSETS:
 Contract Rights, net               48,683         49,500
                                    ------         ------

TOTAL ASSETS                  $ 23,643,155    $11,082,737
                                ==========     ==========



        The accompanying notes are an integral part of the
              consolidated financial statements
                               1




                 WHITNEY INFORMATION NETWORK, INC.
                    Consolidated Balance Sheet
                    As of June 30, 2000 and 1999

             LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30
                                      2000	         1999
                                      ----          ----

                       LIABILITIES

CURRENT LIABILITIES:
Accounts Payable               $    479,326   $    666,667
Income Taxes Payable              1,478,225        342,868
Deferred Revenues                17,752,891      8,357,501
Other Accrued Liabilities           761,910         74,199
                                    -------         ------
  TOTAL CURRENT LIABILITIES      20,472,352      9,441,235
                                 ----------      ---------
OTHER LIABILITIES AND
 DEFERRED CREDITS:
Deferred Income Taxes               200,000        267,000
Loans from Shareholder                    -         19,979
                                    -------         ------
  TOTAL OTHER LIABILITIES           200,000        286,979
                                    -------        -------

  TOTAL LIABILITIES            $ 20,672,352   $  9,728,214
                                 ----------      ---------


                      SHAREHOLDERS' EQUITY

Common Shares, no par value,
25,000,000 shares authorized,
7,528,047 shares at 6/30/00
and 7,513,859 shares at
6/30/99 issued and outstanding $     67,102   $     60,352

Paid In Capital                         900            900

Retained Earnings                 2,902,801      1,293,271
                                  ---------      ---------
TOTAL SHAREHOLDERS' EQUITY        2,970,803      1,354,523
                                  ---------      ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          $ 23,643,155   $ 11,082,737
                                 ==========     ==========



         The accompanying notes are an integral part of the
                 consolidated financial statements
                              2



               WHITNEY INFORMATION NETWORK, INC.
 Consolidated Statement of Operations and Retained Earnings
  As of and For the Six Months Ended June 30, 2000 and 1999


                                          June
                                          ----
                                   2000	         1999
                                   ----          ----

SALES                         $ 17,418,022    $10,286,320
COST OF SALES                    7,024,545      4,340,090
                                 ---------      ---------
GROSS PROFIT                    10,393,477      5,946,230
                                 ---------      ---------
EXPENSES
Advertising and Sales Expense    5,866,171      2,974,198
General and Administrative
 Expense                         3,069,914      2,002,042
                                 ---------      ---------
  Total Expenses                 8,936,085      4,976,240
                                 ---------      ---------

Income Before Taxes              1,457,392        969,990
Less: Income Taxes(see note)       613,522        343,881
                                   -------        -------
NET INCOME                    $    843,870    $   626,109
                                   =======        =======

Retained Earnings,
 Beginning of Period             2,058,932        667,162
                                 ---------        -------

Retained Earnings,
 End of Period                $  2,902,802    $ 1,293,271
                                 =========      =========

Basic and Fully Diluted
 Earnings Per Share           $       0.11    $      0.08
                                      ====           ====

Weighted average number of
 Shares outstanding during
 the period                      7,520,953      7,513,859
                                 =========      =========


    The accompanying notes are an integral part of the
           consolidated financial statements.
                          3



              WHITNEY INFORMATION NETWORK, INC.
             Consolidated Statement of Cash Flows
 As of and For the Six Months Ended June 30, 2000 and 1999


                                               June
                                               ----
                                         2000        1999
                                         ----        ----


CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Earnings From Operations       $    843,870 $  626,109
  Add Back Depreciation and
   Amortization                          62,000      8,476
                                         ------      -----
                                   $    905,870 $  634,585
                                        -------    -------
Changes in Operating Assets
 and Liabilities
(Increase) in Accounts Receivable   (1,220,372)   (750,425)
 Decrease in Notes Receivable                -      10,558
(Increase) in Prepaid and
  Other Assets                      (1,616,140)   (390,501)
(Increase) in Other Receivables       (256,261)    (40,137)
(Increase) in Deferred Expenses     (6,009,605) (2,847,700)
Increase (Decrease) in Accounts
 Payable                              (364,997)    101,959
Increase in Deferred Revenues        8,441,317   4,399,257
Increase in Income Taxes Payable     1,433,725     194,868
Increase in Other Liabilities          469,268      11,211
                                       -------      ------

Net Cash Flow From Operations      $ 1,782,805  $1,323,675
                                     ---------   ---------

   The accompanying notes are an integral part of the
           consolidated financial statements
                            4



               WHITNEY INFORMATION NETWORK, INC.
         Consolidated Statement of Cash Flows (continued)
     As of and For the Six Months Ended June 30, 2000 and 1999

                                               June
                                               ----

                                         2000	       1999
                                         ----        ----


CASH USED IN INVESTING ACTIVITIES
Purchase of Property and
 Equipment                         $  (235,277)$ (135,103)
Acquisition of Contract Rights             317    (50,317)
Loans Made to Affiliates                (7,336)     3,307
Real Estate Sold                        12,336          -
                                        ------      -----
Net Cash Used in Investing
 Activities                        $  (229,960)$ (182,113)
                                       -------    -------
CASH FROM FINANCING ACTIVITIES
Issuance of Common Stock                     -     57,750
Loans From Affiliates                             (57,428)
                                       -------     ------
Net Cash From Financing
 Activities                                  - $      322
                                       -------        ---

Increase in Cash                    $1,552,845 $1,141,884

Cash at Beginning of Period          1,274,708    370,571
                                     ---------  ---------

Cash at End of Period              $ 2,827,553 $1,512,455
                                     =========  =========


    The accompanying notes are an integral part of the
             consolidated financial statements
                             5



              WHITNEY INFORMATION NETWORK, INC.
Consolidated Statements of Changes in Shareholders' Equity
As of and For the Six Months Ended June 30, 2000 and 1999

               Common Stock    Paid    Retained     Total
           Number of            In     Earnings  Shareholders'
             Shares    Value Capital  (Deficit)    Equity
                                                 (Deficit)


Balance
December 31,
1997             976,200 $2,602 $   0 $   (2,564) $       38

Reverse Split   (226,153)

Merger with Win
 Systems, Inc./
 Exchange Stock6,750,000        $ 900 $  (98,710) $  (97,810)

Net Income for the
 Year Ended
 December 31, 1998                       768,436     768,436
                                         -------     -------

Balance
December 31,
 1998          7,500,047 $2,602 $ 900 $  667,162  $  670,664

Net Income for the
 Year Ended
 December 31, 1999                     1,391,770   1,391,770

Issuance of Shares
 for Acquisitions 20,000 50,000
Issuance of Shares
 for Services      8,000 14,500
                   ----- ------        ---------   ---------
Balance
 December,
   1999        7,528,047$67,102 $ 900 $2,058,932  $2,062,434

Net Income for the
 Six Months Ended
 June 30, 2                              843,870     843,870
                                         -------     -------
Balance
 June 30,
  2000        7,528,047$67,102 $ 900  $2,902,802  $2,906,304
              ========= ======   ===  =========   =========

    The accompanying notes are an integral part of the
               consolidated financial statements
                             6



                WHITNEY INFORMATION NETWORK, INC.
         Comparative Consolidated Statement of Operations
           And Retained Earnings For the Three Months and
                Six Months Ended June 30, 2000 and 1999

               Three Months Ended          Six Months Ended
                     June 30                  June 30
                2000         1999        2000         1999
                ----         ----        ----         ----
Sales       $8,778,005   $5,631,788   $17,418,022 $10,286,320

Cost of Sales3,538,886    2,439,434     7,024,545   4,340,090
             ---------    ---------     ---------   ---------
  Gross
    Profit   5,239,119    3,192,354    10,393,477   5,946,230
             ---------    ---------    ----------   ---------
Expenses
 Advertising
  and Sales
  Expense    2,661,604    1,752,607     5,866,171   2,974,198

General and
 Administrative
 Expense     1,716,749    1,014,452     3,069,914   2,002,042
             ---------    ---------     ---------   ---------
Total
 Expenses    4,378,353    2,767,059     8,936,085   4,976,240
             ---------    ---------     ---------   ---------
Income Before
 Taxes      $  860,766   $  425,295   $ 1,457,392  $  969,990

Income Taxes
 (see note)    322,787      150,881       613,522     343,881
               -------      -------       -------     -------
NET INCOME     537,979   $  274,414   $   843,870  $  626,109

Retained Earnings,
 Beginning
 Of period  $2,325,542    1,018,857     2,019,651     667,162
             ---------    ---------     ---------     -------
Retained
 Earnings,
 End of
 period     $2,863,521   $1,293,271   $ 2,863,521  $1,293,271
             =========    =========     =========   =========


Basic and
 Fully Diluted
 Earnings
 Per Share   $     0.07   $     0.03   $      0.11  $     0.08
                   ====         ====          ====        ====

Weighted average
 Number of shares
 Outstanding
 During the
 Period       7,528,047    7,513,859     7,520,953   7,513,859
              =========    =========     =========   =========

          The accompanying notes are an integral part of the
                  consolidated financial statement
                              7


                  WHITNEY INFORMATION NETWORK, INC.

             (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               AS OF AND FOR THE SIX MONTHS ENDED

                      JUNE 30, 2000 AND 1999

                     HISTORY OF THE CORPORATION

Whitney Information Network, Inc., formerly known as Win
Systems International, Inc., incorporated in Colorado on
February 23, 1996 under the name of Gimmel Enterprises,
Inc.

Whitney Education Group, Inc., formerly known as Win
Systems, Inc., incorporated in Florida on November 12,
1992. An exchange of shares was completed between the shareholders of Win Systems, Inc. and Gimmel Enterprises,
Inc. on August 18, 1998. Subsequently, the name of Gimmel Enterprises, Inc. was changed to Win Systems International, Inc. on August 25, 1998 and that name was changed to Whitney Information Network, Inc. on February 11, 1999. The name of Win Systems, Inc. was changed to Whitney Education Group,
Inc. on September 10, 1999.

Win Systems Inc. has been operating in the Educational
Seminars Industry since 1992 and expanded its operations in the industry subsequent to the aforesaid exchange of shares and name change to Whitney Education Group, Inc.

Whitney Education Group, Inc. is accredited by the State of Texas as a Certified Proprietary School.

During 1998 Win Systems International, Inc. expanded its educational seminars business into Canada through the opening of a wholly owned subsidiary, 1311448 Ontario, Inc. The Canadian operations continued to expand and at the end of 1999 the operations were transferred to Whitney Canada, Inc. through an amalgamation of two wholly owned Canadian subsidiaries.

Whitney Canada, Inc. was incorporated in Canada on October 5, 1998 and is the surviving corporation of an amalgamation with 3667057 Canada, Inc. 3667057 Canada, Inc. was incorporated in Ontario, Canada on August 21, 1998 under the name of 1311448 Ontario, Inc. The name was changed to 3667057 Canada, Inc. on October 5, 1999 as a preliminary requirement of federalization of that corporation, which had been an Ontario corporation, but in order to qualify for the amalgamation with Whitney Canada, Inc., had to be reregistered as a Canadian corporation. The amalgamation with 1311448 Ontario, Inc. was completed January 6, 2000.


                          8




            WHITNEY INFORMATION NETWORK, INC.

        (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE SIX MONTHS ENDED

                   JUNE 30, 2000 AND 1999

Whitney Internet Services, Inc. incorporated in Wyoming on
June 8, 1999, is located in Cape Coral, Florida, and is an operating subsidiary, marketing internet training seminars throughout the United States. Whitney Internet Services, Inc. is expanding its operations into marketing web sites and participations in networks of residual internet connections fees.

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

Russ Whitneys Wealth Education Centers, Inc. incorporated in Wyoming on June 8, 1999 as a wholly owned subsidiary of Whitney Information Network, Inc. and the subsidiary is itself the parent corporation of two wholly owned subsidiaries formed to operate permanent learning centers in Jackson, MS. and Atlanta, GA. Russ Whitney's Wealth Education Center of Jackson, MS, Inc. incorporated in Wyoming on June 8, 1999 and a school was opened in November, 1999. Russ Whitneys Wealth Education Center of Atlanta,
GA, Inc. incorporated in Wyoming on July 22, 1999 and a school was opened in July, 2000. The Wealth Education Centers are the first two of many regional centers being planned throughout the United States and represents an expansion from the educational seminars industry into regional permanent schools for teaching classes in how to build and maintain wealth.

Whitney Consulting Services, Inc. incorporated in Wyoming on July 28, 1998 under the name of Financial Consulting
Services, Inc. and the name was changed to Whitney
Consulting Group, Inc. on April 28, 1999 when that corporation was acquired by Win Systems International, Inc.
The name was again changed to Whitney Consulting Services, Inc. on March 21, 2000. Whitney Consulting Services, Inc.
is located in Salt Lake City, Utah and is an operating subsidiary telemarketing real estate investments and financial training seminars and an individual one-on-one coaching program.


                             9




                WHITNEY INFORMATION NETWORK, INC.

            (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE SIX MONTHS ENDED

                   JUNE 30, 2000 AND 1999



SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL STATEMENTS

The Companys financial instruments consist principally of cash, accounts receivable and deferred seminar expense, accounts payable, accrued expenses and deferred revenues.
The carrying amounts of such financial instruments as reflected in the balance sheet approximate the estimated fair value of the accounts as of June 30, 2000 and 1999.
The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of WHITNEY INFORMATION NETWORK, INC. (formerly Win Systems International, Inc.); and its wholly owned subsidiaries; Whitney Education Group, Inc. (formerly Win Systems, Inc.); Whitney Canada, Inc.;
1311448 Ontario, Inc.; Wealth Intelligence Network, Inc.;
Whitney Consulting Services, Inc.; Russ Whitney's Wealth
Centers, Inc.; Whitney Mortgage.com, Inc.; and Whitney
Internet Services, Inc. Russ Whitneys Wealth Centers, Inc.
is the parent corporation of Russ Whitneys Wealth Center of Jackson, MS, Inc. and Russ Whitneys Wealth Center of
Atlanta, GA, Inc. All significant inter-company accounts and transactions have been eliminated. For more information see note, History of the Corporation.

                         10


           WHITNEY INFORMATION NETWORK, INC.

      (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         AS OF AND FOR THE SIX MONTHS ENDED

              JUNE 30, 2000 AND 1999

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminars and the seminar has taken place; (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and the seminar has taken place and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See liability for Deferred Revenues on the balance sheet in the amount of $17,752,891 at June 30, 2000 and $8,357,501 at June 30, 1999.

DEFERRED EDUCATIONAL EXPENSE

When a student signs up to attend a future educational seminar with the Company, the tuition that was collected or recorded a receivable is deferred.
The expenses directly related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Educational Expenses in the amount of $14,874,632 at June 30, 2000 and $5,395,724 at June 30, 1999.

                                             June 30
                                            --------
Components of Deferred Educational
 Expenses                               2000        1999
                                        ----        ----
Advertising Expense                $ 7,922,867 $ 2,873,994
Instructors and Trainers
 Compensation                        2,579,813     935,819

Support Services                     1,470,261     533,332

Travel and Facility Expense          2,102,633     762,723

Administrative Expense                 799,058     289,856
                                     ---------   ---------
Total Deferred Expenses            $14,874,632 $ 5,395,724
                                    ==========   =========

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are provided using accelerated and straight-line methods over the following useful lives:

       Office Furniture.............................7 years
       Office Equipment.............................5 years
       Intangibles(Contract Rights)................15 years
       Leasehold Improvements...................... 5 years
                            11


            WHITNEY INFORMATION NETWORK, INC.

       (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE SIX MONTHS ENDED

                  JUNE 30, 2000 AND 1999



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

ACCOUNTS RECEIVABLE

The accounts receivable are trade receivables arising from the sale of educational products and seminars. The
Company believes the allowance for doubtful accounts is sufficient to cover any uncollectible amounts as of June
30, 2000 and 1999. The entire amount of the sales related to the net receivables is deferred.

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

                            12



             WHITNEY INFORMATION NETWORK, INC.

       (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

           AS OF AND FOR THE SIX MONTHS ENDED

                 JUNE 30, 2000 AND 1999


MERGERS, ACQUISITIONS AND CAPITAL ACCOUNTS

On August 18, 1998, Whitney Education Group, Inc.
(formerly Win Systems, Inc.) was acquired by WHITNEY
INFORMATION NETWORK, INC. (formerly Win Systems
International, Inc. and prior to that Gimmel Enterprises, Inc.) in a reverse merger where by Whitney Education Group, Inc. exchanged 100% of its shares for 90% of Gimmels shares bringing the total shares of WHITNEY INFORMATION NETWORK, INC., issued and outstanding at August 18, 1998, to 7,500,047. Whitney Education Group, Inc. became a wholly owned subsidiary of Whitney Information Network, Inc. The financial statements from January 1, 1998 through June 30,
2000 are based upon the assumption that the companies were combined for the entire period and all stock splits have been reflected in the statements as of the beginning of the period.

On August 18, 1998, WHITNEY INFORMATION NETWORK, INC.
issued 187,500 Class A stock purchase warrants and 340,000 Class B stock purchase warrants. The Class
A warrants are exercisable at $4.00 per share two years after the underlying stock is registered. The Class B warrants were exchanged for employee stock options on May 1, 2000.

The Company also instituted a stock option plan for key personnel. Under the plan options are to be granted at the fair market value at the date of the grant and exercisable for a 10 year period after the grant with a three year vesting schedule. The Company has reserved
2,000,000 shares for the stock option plan of which 901,650 option shares have been granted, at an exercise price of approximately $2.00 per share, as of June 30, 2000 none have been exercised or expired to date.

On February 1, 1999 the Company exchanged all of the
assets of Wealth Intelligence Network, Inc. for 20,000
shares of the Companys stock valued at $2.50 per share.
In addition, the Company, during the period from May to
August 1999, issued 8,000 shares of the Companys stock,
valued at $1.8125 per share, to a financial public
relations firm in lieu of cash for services valued at
$14,500.
                        13





            WHITNEY INFORMATION NETWORK, INC.

        (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              AS OF AND FOR THE SIX MONTHS ENDED

                   JUNE 30, 2000 AND 1999

RELATED PARTY TRANSACTIONS

The Company has rented its international headquarters premises in Cape Coral, Florida since 1992 from the Chairman of the Board and pays rent on annual leases.
Rentals under the related party lease were $36,922 and $22,100 for six months ended June 30, 2000 and 1999, respectively. The Company leases approximately 8,700 square feet presently. Future minimum payments, by year and in the aggregate under capital and noncancellable operating leases with initial or remaining terms of one year or more are shown in the Commitments footnote.

At June 30, 2000 and June 30, 1999 the related party receivables and payables on the balance sheet were as follows:

                              June 30, 2000    June 30, 1999
                              -------------    -------------
Receivables:
  Due from Whitney Leadership
   Group                        $ 175,315
  Due from MRS Equity Corp.        16,336
  Due from RAW, Inc.                  964
  Due from PSS, Inc.                3,852
                                  -------
Total                           $ 196,467
                                  =======
Payables:
Short-term:                     $  18,821

Long-term:
  Loans Payable to the Chairman
   of the Board                                  $ 19,979

Those items above that are reasonably expected to be collected within one year are shown as short-term and those which are not expected to be collected during the next year are shown as long-term.

MRS Equity Corp. provides certain products and services for WHITNEY INFORMATION NETWORK, INC. and WHITNEY
INFORMATION NETWORK, INC. provides MRS Equity Corp.
with payroll services including leased employees. WHITNEY INFORMATION NETWORK, INC. provided payroll services to MRS Equity Corp. in the amount of $45,283 for the six months ended June 30, 2000 and $51,747 for the six months ended June 30, 1999. MRS Equity Corp. provided WHITNEY

INFORMATION NETWORK, INC. with $201,800 and $148,350
for products for the six months ended June 30, 2000 and
1999, respectively. MRS Equity Corp. is a wholly owned
subsidiary of Equity Corp. Holdings, Inc. of which the
Chairman of the Board of WHITNEY INFORMATION NETWORK,
INC. owns a controlling interest.
                      14



         WHITNEY INFORMATION NETWORK, INC.

    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       AS OF AND FOR THE SIX MONTHS ENDED

            JUNE 30, 2000 AND 1999


RELATED PARTY TRANSACTIONS (Continued)

Precision Software Services, Inc. (PSS) is a company that develops and licenses software primarily for the real estate and small business industries. The Chairman of the Board of Directors of WHITNEY INFORMATION NETWORK, INC.
owns a majority interest in PSS. During the six months ended June 30, 2000 and 1999 PSS provided WHITNEY
INFORMATION NETWORK, INC. $137,400 and $180,123 in products, respectively. PSS sells products to WHITNEY
INFORMATION NETWORK, INC. at a price less than the prices offered to third parties. WHITNEY INFORMATION
NETWORK, INC. provided payroll services to Precision
Software Services, Inc. in the amount of $18,334 and $22,367 for the six months ended June 30, 2000 and 1999, respectively.

WHITNEY INFORMATION NETWORK, INC. provided payroll services to Whitney Leadership Group, Inc. in the amount of $45,283 for the six months ended June 30, 2000 and $46,767 for the six months ended June 30, 1999. The Chairman of the board of WHITNEY INFORMATION
NETWORK, INC. is the President and Chief Operating
Officer of Whitney Leadership Group, Inc.


         WHITNEY INFORMATION NETWORK, INC.

    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         AS OF AND FOR THE SIX MONTHS ENDED

               JUNE 30, 2000 AND 1999

INCOME TAXES

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory rate of 34% to the income before income taxes is as follows:

Federal Income tax expense at the statutory
 rate                                           $ 562,513
State tax, net of federal tax
 benefit                                           51,009
                                                  -------
Income tax expense per books                    $ 613,522
Deferred Income tax                                     0
Income tax currently payable                    $ 613,522
                                                  =======

At December 31, 1997 the Company had Federal net operating loss carry forwards of approximately $96,000 that were used in 1998. The Company had previously reported its revenues and expenses for income tax purposes on the cash basis of accounting. Deferred income taxes of $200,000 at June 30, 2000 and $267,000 at June 30, 1999
reflect primarily the taxes owing on the change of accounting method at the end of 1998 to be paid over the next six years and the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

INDEBTEDNESS

There were no borrowings from unrelated third parties for the six months ended June 30, 2000 and 1999. The interest expense was $0 for both the six months ended
June 30, 2000 and 1999.(See Related Party Transactions).
The Company was indebted to its Chairman for short-term non-interest bearing advances in the amount of $0 at June 30, 2000, and $19,979 at June 30 1999.

LITIGATION

The Company is not involved in any asserted or unasserted claims or actions arising out of the normal course of its business that in the opinion of the Company, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on the Companys financial position.

           WHITNEY INFORMATION NETWORK, INC.

        (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            AS OF AND FOR THE SIX MONTHS ENDED

                 JUNE 30, 2000 AND 1999

COMMITMENTS AND CONTINGENCIES

The Company carries liability insurance coverage which it considers sufficient to meet regulatory and consumer requirements and to protect the Companys employees, assets and operations.

The Company, in the ordinary course of conducting its business, is subject to various state and federal requirements. In the opinion of management, the Company is in compliance with these requirements.

The Companys main office is located in Cape Coral, Florida. The Company has three other offices open.
The Company leases the following properties: (1) Its headquarters building in Cape Coral, Florida at an annual rental of $73,844; (2) Its telemarketing facility in Draper, Utah at an annual rental of $46,563; (3) a Wealth Center facility in Jackson, MS for $42,600 per year; and (4) a Wealth Center in Marietta, GA at an annual rental of $48,000. Future minimum payments by year and in the aggregate under capital and noncancellable operation leases with terms of one year or more are as follows:

2000	               $ 133,795
2001	                 158,820
2002	                 120,020
2003	                  39,675
                       ------
Total               $ 452,310
                      =======

The Company is currently having a disagreement with the Securities and Exchange Commission (SEC) over an accounting issue. The Company is currently treating certain direct response advertising and related seminars costs which have been incurred to produce its deferred revenues as deferred expenses in order to have a proper matching of income and expenses. When the deferred revenues are recognized as current revenue in subsequent periods, the related costs giving rise to such deferred revenues are then expensed. The SECs position is that all costs incurred to produce the deferred revenues, with the exception of commissions, should be expenses of the current period and not matched against the revenues that were created by such costs. The Company believes that the SECs position is incorrect and is a departure from Generally
Accepted Accounting Principles. If the SEC were to prevail, the Company would have to restate its financial statements to reflect a change in accounting method, as follows:

            WHITNEY INFORMATION NETWORK, INC.

        (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE SIX MONTHS ENDED

                    JUNE 30, 2000 AND 1999

COMMITMENTS AND CONTINGENCIES(Continued)
                                                 Potentially
                                                  Restatable
                                 Stated        Net(Loss) Which
                                Net Income   Would Be Necessary
                              Per Companys       Per SECs
                                Position          Position
                                --------          --------
Year Ended December 31, 1998   $   768,436   $  ( 2,238,307)

Year Ended December 31, 1999   $ 1,391,770   $  ( 1,680,290)

Six Months Ended June 30, 2000 $   843,870   $  ( 3,292,071)

The Company is confident that the present deferred revenues and expenses accounting method reflects the companys financial position more accurately than does that of the SECs suggested method. At June 30, 2000, the Company had cash of almost $3,000,000; no long or short term borrowings; no unpaid bills; no unpaid taxes;
and approximately $3,000,000 in working capital. A company generating over $7,000,000 in losses, as would be the case per the SECs position, would not likely be able to show such a strong current position as the Company now enjoys and not likely would be increasing cash balances each period as the Company has accomplished and as is the case without borrowing or obtaining equity investors.

The Company has relied upon the guidance of S.O.P. 93-7 in determining that the deferring of direct response advertising is the most authoritative and correct
Generally Accepted Accounting Principle to follow in the proper reporting of its financial position and results of operations.

The Company is supported in this position by expert opinions including the Companys auditors, by CPA auditing consultants, by financial consultants, and by legal consultants.

The Company will defend this position vigorously.
Management believes that to change the current accounting method away from matching deferred seminars expenses against the related revenues which have been deferred until the seminars are held, would result in a material misstatement of the Companys financial position and results of operations. While it is the Companys intent to adhere to all SEC rules, guidelines and suggestions, it is not the Companys wishes to follow the SECs staff suggestions if by doing so the company would be required to issue financial statements which would follow an incorrect accounting method, which would be a material departure from Generally Accepted Accounting Principles.

             WHITNEY INFORMATION NETWORK, INC.

         (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               AS OF AND FOR THE SIX MONTHS ENDED

                      JUNE 30, 2000 AND 1999


COMMITMENTS AND CONTINGENCIES(Continued)

Management further believes that upon the proper presentation of the Companys position on this complex accounting method issue, the SEC will agree with the Companys position and that there will be no need to restate any financial statements.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private
Securities Litigation Reform Act of 1995 (Reform Act).
Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied by the forward-looking statements. In connection with the safe harbor provisions of the Reform act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all to the Companys SEC filings, including the Companys Report on Form 10SB, incorporated herein by reference, for a description of certain risk factors.
The Company assumes no responsibility to update forward-looking information contained herein.

             WHITNEY INFORMATION NETWORK, INC.

         (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE SIX MONTHS ENDED

                  JUNE 30, 2000 AND 1999


Y2K MATTERS

During 1998 and 1999 the Securities and Exchange Commission
(SEC) had expressed concern in general over potential Year
2000 problems. As of June 30, 2000 management is of the opinion that the Company did not and will not suffer any problems of a material nature as a result of any Y2K problems.

COMMON STOCK OPTIONS

The Company instituted a stock option plan for key personnel on or about August 18, 1998. Under the plan the options are to be granted at the fair market value at the date of the grant with a three year vesting schedule. The Company had previously reserved 1,200,000 shares for the plan. During the quarter the Company authorized and additional 800,000 shares for the plan and authorized the conversion of the Class B warrants to options at an exercise price of $2.00 per share. The result is as follows:


                         At 3/31/00   At 6/30/00   Total
Shares Authorized for
 Plan                    1,200,000               1,200,000

Additional Shares
 Authorized                           800,000      800,000

Conversion of Class B
 Warrants to Options                  340,000      340,000

Grants                    (881,650)   (20,000)    (901,650)

Terminations                43,500     37,250       80,750
                            ------     ------       ------
   Available for future
    Grants                 361,850  1,157,250    1,519,100
                           =======  =========    =========


                 WHITNEY INFORMATION NETWORK, INC.

             (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                AS OF AND FOR THE SIX MONTHS ENDED

                      JUNE 30, 2000 AND 1999


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


Part II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

The Company knows of no litigation, present, threatened or contemplated, or unsatisfied judgment against the Company, its officers or directors, or any proceedings in which the Company, its officers or directors are a party.

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

None of the Companys business is subject to seasonal fluctuations.

Revenues: Total revenue for the six months ended June
30, 2000 was $17,418,022, an increase of $7,131,702
or 60% compared to the same period in 1999. The combination of the increase in advance training courses held and the higher registrations contributed to the increase above.

Advertising and Sales Expense: Advertising and sales expense, of which Advertising represents approximately
50% of the expenses for the six months ended June 30, 2000, was $5,866,171, an increase of $2,891,973 or 90%, compared to the same period in 1999. The increase in Advertising and Sales expense is due to higher volume resulting from increased sales and increased advertising expense related to Whitney Internet Services Inc. new products and services

General and Administrative expenses increased to $3,069,914, an increase of $1,067,872, or 53% over the comparable period in 1999.

Cost of Sales increased proportionately in comparison with the increase in sales for the six months ended
June 30, 2000 to $7,024,545, an increase of $2,684,455
or 62% over the prior comparable period in 1999.

Earnings Before Interest, Taxes, Depreciation and
Amortization (EBITDA) for the six months ended June
30, 2000 and 1999 was $1,519,392 and $978,466,
respectively. EBITDA is defined as net income before income taxes, interest and other income and expense, net, plus depreciation and amortization including amortization of pending real estate sales contracts.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The Companys capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $1,522,848 to $2,827,553, an increase of 80% over the previous comparable period in 1999.

The Companys cash provided by operating activities was $1,782,805 and $1,323,675 for the six months ended June
30, 2000 and 1999, respectively. In the second quarter
2000, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

The Companys cash used in investing activities was $229,960 and $182,113 for the six months ended June 30, 2000 and 1999, respectively. The Companys cash used in investing activities for the six month ended June 30, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $235,277 and $135,103, respectively.

The Company is currently having a disagreement with the Securities and Exchange Commission (SEC) over an accounting issue. The Company is currently treating certain direct response advertising and related seminars costs which have been incurred to produce its deferred revenues as deferred expenses in order to have a proper matching of income and expenses. When the deferred revenues are recognized as current revenue in subsequent periods, the related costs giving rise to such deferred revenues are then expensed. The SECs position is that all costs incurred to produce the deferred revenues, with the exception of commissions, should be costs of the current period and not matched against the revenues that were created by such costs. The Company believes that the SECs position is incorrect and is a departure from Generally Accepted Accounting Principles. If the
SEC were to prevail, the Company would have to restate its financial statements to reflect a change in accounting method, as follows:

                                           Potential Restated
                            Stated           Net(Loss)Which
                          Net Income      Would Be Necessary
                         Per Companys          Per SECs
                          Position             Position

Year Ended December
 31, 1998                 $  768,436      $  ( 2,238,307)

Year Ended December
 31, 1999                  $1,391,770     $  ( 1,680,290)

Six Months Ended June
  30, 2000                 $  843,870      $  ( 3,292,071)


The Company is confident that the present accounting method reflects the Companys financial position more accurately than does the SECs suggested method. At
June 30, 2000, the Company had cash of almost $3,000,000;
no long or short term borrowings; no unpaid bills; no unpaid taxes; and approximately $3,000,000 in working capital. A company generating over $7,000,000 in losses, as would be the case per the SECs position, would not likely be able to show such a strong current position, as the Company now enjoys and would not likely be increasing cash balances each period, as the Company has accomplished as is the case without borrowing or obtaining equity investors.

The Company has relied upon the guidance of S.O.P.
93-7 in determining that the deferring of direct response advertising is the most authoritative and correct generally accepted accounting principle to follow in the proper reporting of its financial position and results of operations.

The Company is supported in this position by the Companys auditor, by CPA auditing consultants, by financial consultants, and by legal consultants.

The Company will defend this position vigorously.
Management believes that to change the current accounting method away from matching deferred seminars expenses against the related revenues which have been deferred until the seminars are held, would result in a material misstatement of the Companys financial position and results of operations.

Management further believes that upon the proper presentation of the Companys position on this complex accounting method issue, the SEC will agree with the Companys position and that there will be no need to restate any financial statements.

Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private
Securities Litigation Reform Act of 1995 (Reform Act).
Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements.
In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Companys SEC filings, including the Companys report on form 10SB, incorporated herein by reference, for a description of certain risk factors.
The Company assumes no responsibility to update forward-looking information contained herein.

ITEM 3.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The rights of the holders of the companys securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES.

There are no senior securities issued by the Company.

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters presented to the shareholders for vote during the six months ended June 30, 2000.

ITEM 6.   OTHER INFORMATION.

None.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

The Company filed a Form 8-K on August 1, 2000 providing notification of a change in auditors. A copy of that Form 8-K is attached hereto.


REPORTS ON FORM 8-K

One report was filed on Form 8-K during the six months ended June 30, 2000.

August 1, 2000

Securities & Exchange Commission
450 Fifth Street N.W.
Washington, DC 20549

re: Whitney Information Network, Inc. SEC No. 000-27403
    Form 8-K required letter.
    Replacement of auditor.

Securities and Exchange Commission:

In accordance with Item 304 of Regulation S-B,
Whitney Information Network, Inc., a corporation incorporated within the State of Colorado, has made, pursuant to approval by the Board of Directors of the Company, the following statements that I agree with:

     A: The independent certified public accounting firm for the Company, Larry Legel, CPA, has been dismissed due to the Companys desire to engage a larger certified public accounting firm. Accordingly, the dismissal was necessary in order for the Company to retain BDO Seidman, Miami, Florida, as the Companys independent certified public accountants.
The dismissal was made July 28, 2000, effective August
17, 2000.

     B:  (i)   Larry Legel was dismissed solely because
               of the Companys desire to have a larger
               independent Certified public accounting
               firm.

        (ii) The reports on the financial statements of the Company by Larry Legel over the past two year contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

       (iii)   The decision to change accountants was
               approved by the Board of Directors of the Company on July 28, 2000, effective
               August 17, 2000.

       (iv)	   During the Companys two most recent
               fiscal years and any subsequent interim
               period preceding dismissal of Larry Legel, there were no disagreements with Larry
               Legel on any matter of accounting principles or practices, financial statements, disclosure, or auditing scope, or procedure.


EXHIBITS AND REPORTS ON FORM 8-K (Continued)


       (v)	   No reportable events referred to in
               Item 304(a)of regulation  S-K occurred
               during the two years prior to the
               dismissal of Larry Legel.

               (1)  BDO Seidman has been engaged
                    effective August 17, 2000.
                    The Company did not consult with
                    BDO Seidman on any matter during
                    the two most recent fiscal years or
                    any subsequent interim period prior
                    to engaging BDO Seidman.

               (2)  The Company has requested that
                    Larry Legel issue this letter and
                    Larry Legel has furnished the Company
                    with this letter addressed to the
                    Commission stating that he agrees with
                    the foregoing statements made by the
                    Company.

/s/ Larry Legel, CPA
Larry Legel, CPA
Date: August 1, 2000


c: Whitney Information Network, Inc.
   BDO Seidman

SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly changed this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated this 14th day of August, 2000.

WHITNEY INFORMATION NETWORK, INC.
(The Registrant)

BY:    /s/Ronald S. Simon
       Ronald S. Simon
       Secretary/Treasurer, Chief Financial Officer
       And a member of the Board of Directors










































