Form 10QSB
period 2000-09-30
WHITNEY INFORMATION NETWORK INC
filed 2000-11-15
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15

(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

(941) 542-8999

Registrants telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

The number of shares outstanding of the registrants Common Stock, no par value per share, at September 30, 2000 was 7,528,047 shares.

WHITNEY INFORMATION NETWORK, INC.

FORM 10QSB

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC.

Consolidated Financial Statements

As of and for the Nine Months Ended September 30, 2000 and 1999

Consolidated Balance Sheet 1-2

Consolidated Statement of Operations

And Retained Earnings 3

Consolidated Statement of Cash Flows 4-5

Consolidated Statement of Changes in

Shareholders Equity 6

Comparative Consolidated Statement of

Operations and Retained Earnings 7

Notes to the Consolidated Financial

Statements 8-23

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS 24

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS 24-29

ITEM 3. CHANGES IN SECURITIES AND USE OF

PROCEEDS 30

ITEM 4. DEFAULTS UPON SENIOR SECURITIES 30

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS 30

ITEM 6. OTHER INFORMATION 30

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K 30

Summary Financial Information 31

SIGNATURE PAGE 32

WHITNEY INFORMATION NETWORK, INC.

Consolidated Balance Sheet

As of September 30, 2000 and 1999

ASSETS

September 30

2000 1999

----- -----

CURRENT ASSETS:

Cash $ 3,824,846 $ 1,205,523

Accounts Receivable 3,639,499 1,436,997

Prepaid Assets 2,577,149 1,076,705

Due From Affiliates 150,831 99,211

Deferred Expense 18,263,437 8,127,464

Other Current Assets 904,549 111,276

------- ------

Total Current Assets 29,360,311 12,057,176

PROPERTY AND EQUIPMENT, net 594,044 181,481

OTHER ASSETS:

Other Assets 48,683 48,683

------ ------

TOTAL ASSETS $30,003,038 $12,287,340

========== ==========

The accompanying notes are an integral part of the

consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.

Consolidated Balance Sheet

As of September 30, 2000 and 1999

LIABILITIES AND SHAREHOLDERS EQUITY

September 30

2000 1999

---- ----

LIABILITIES

CURRENT LIABILITIES:

Accounts Payable $ 944,294 $ 874,294

Income Taxes Payable 1,946,164 528,538

Deferred Revenue 22,659,677 8,801,815

Other Accrued Liabilities 1,036,431 172,395

---------- ----------

TOTAL CURRENT LIABILITIES 26,586,566 10,377,042

---------- ----------

OTHER LIABILITIES:

Deferred Income Taxes - 267,000

------- -------

TOTAL OTHER LIABILITIES - 267,000

------- -------

TOTAL LIABILITIES $ 26,586,566 $ 10,644,042

---------- ----------

SHAREHOLDERS EQUITY

Common Shares, no par value,

25,000,000 shares authorized,

7,528,047 shares at 9/30/00 and

7,513,859 shares at 9/30/99

issued and outstanding $ 67,102 $ 67,102

Paid In Capital - 900

Retained Earnings 3,349,370 1,575,296

--------- ---------

TOTAL SHAREHOLDERS EQUITY 3,416,472 1,643,298

--------- ---------

TOTAL LIABILITIES AND

SHAREHOLDERS EQUITY $ 30,003,038 $ 12,287,340

========== ==========

The accompanying notes are an integral part of the

consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.

Consolidated Statement of Operations and Retained Earnings

As of and For the Nine Months Ended September 30, 2000 and 1999

September 30

2000 1999

---- ----

SALES $ 28,989,982 $16,715,387

COST OF SALES 9,436,242 7,082,955

--------- ---------

GROSS PROFIT 19,553,740 9,632,432

---------- ---------

EXPENSES

Advertising and Sales Expense 9,510,267 4,780,332

General and Administrative

Expense 7,871,574 3,395,366

--------- ---------

Total Expenses 17,381,841 8,175,698

---------- ---------

Income Before Taxes 2,171,899 1,456,734

Less: Income Taxes(see note) 881,461 548,600

--------- ---------

NET INCOME $ 1,290,438 $ 908,134

========= =======

Retained Earnings,

Beginning of Period 2,058,932 667,162

--------- -------

Retained Earnings,

End of Period $ 3,349,370 $ 1,575,296

========= =========

Basic and Fully Diluted

Earnings Per Share * $ 0.17 $ 0.12

==== ====

Weighted average number of

Shares outstanding during

the period 7,520,953 7,519,945

========= =========

* Prior periods have been restated to reflect a merger as

if it had taken place at the beginning of the period.

The accompanying notes are an integral part of the

consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC.

Consolidated Statement of Cash Flows

As of and For the Nine Months Ended September 30, 2000 and 1999

September

---------

2000 1999

---- ----

CASH FLOWS FROM OPERATING

ACTIVITIES

Net Earnings From Operations $ 1,290,438 $ 908,134

Add Back Depreciation and

Amortization 154,000 18,287

--------- -------

$ 1,444,438 $ 926,421

--------- -------

Changes in Operating Assets

and Liabilities:

(Increase) in Accounts Receivable (2,243,940) (456,734)

(Increase) Decrease in Notes

Receivable (56,849) 4,194

(Increase) in Prepaid and

Other Assets (1,908,042) (935,257)

(Increase) in Other Receivables (735,630)

(Increase) in Deferred Expense (9,398,408) (4,028,822)

Increase (Decrease) in Accounts

Payable 347,830 309,586

Increase in Deferred Revenue 13,348,103 4,843,571

Increase in Income Taxes Payable 1,901,664 380,538

Increase (Decrease) in Other

Liabilities (492,641) 109,447

Increase in Accrued Instructional

Programs Expense 788,571

--------- ---------

Net Cash Flow From Operations $ 2,995,096 $1,152,944

--------- ---------

The accompanying notes are an integral part of the

consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.

Consolidated Statement of Cash Flows (continued)

As of and For the Nine Months Ended September 30, 2000 and 1999

September

---------

2000 1999

---- ----

CASH USED IN INVESTING ACTIVITIES

Purchase of Property and

Equipment $ (469,505) $ (198,134)

Acquisition of Contract Rights 317 (50,317)

Loans Made to Affiliates 25,130 (77,407)

------ ------Net Cash Used in Investing

Activities $ (444,058) $ (325,858)

------- -------

CASH USED IN FINANCING ACTIVITIES

Issuance of Common Stock - 64,500

Adjustment to Paid In Capital (900) -

Loans From Affiliates - 18,111

--- ------

Net Cash Used in Financing

Activities (900) 82,611

--- ------

Increase in Cash $2,550,138 $ 909,697

========= =======

Cash at Beginning of Period 1,274,708 370,571

--------- -------

Cash at End of Period $3,824,846 $1,280,268

========= =========

The accompanying notes are an integral part of the

consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.

Consolidated Statements of Changes in Shareholders Equity

As of and For the Nine Months Ended September 30, 2000 and 1999

Common Stock Paid Retained Total

Number of In Earnings Shareholders

Shares Value Capital (Deficit) Equity(Deficit)

Balance

December 31, 1997 976,200 $ 2,602 $ 0 $ (2,564) $ 38

Reverse Split (226,153)

Merger with Win

Systems, Inc.

Exchange Stock 6,750,000 $ 900 $ (98,710) $ (97,810)

Net Income for the

Year Ended

December 31, 1998 768,436 768,436

--------- ------ ---- ------- -------

Balance

December 31, 1998 7,500,047 $ 2,602 $ 900 $ 667,162 $ 670,664

Net Income for the

Year Ended

December 31, 1999 1,391,770 1,391,770

Issuance of Shares

for Acquisitions 20,000 $50,000

Issuance of Shares

for Services 8,000 14,500

----- ------ --- --------- ---------

Balance

December 31, 1999 7,528,047 $67,102 $ 900 $2,058,932 $2,062,434

Adjustment (900)

Net Income for the

Nine Months Ended

September 30, 2000 1,290,438 1,290,438

--- --------- ---------

Balance

September 30, 2000 7,528,047 $67,102 $ 0 $3,349,370 $3,352,872

========= ====== = ========= =========

The accompanying notes are an integral part of the

consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.

Comparative Consolidated Statement of Operations

And Retained Earnings For the Three Months and

Nine Months Ended September 30, 2000 and 1999

Three Months Ended Nine Months Ended

September 30 September 30

2000 1999 2000 1999

Sales $11,571,960 $6,429,067 $28,989,982 $16,715,387

Cost of Sales 2,411,697 2,742,865 9,436,242 7,082,955

--------- --------- --------- ---------

Gross Profit 9,160,263 3,686,202 19,553,740 9,632,432

--------- --------- ---------- ---------

Expenses

Advertising and

Sales Expense 3,644,096 1,806,134 9,510,267 4,780,332

General and

Administrative

Expense 4,801,660 1,393,324 7,871,574 3,395,366

--------- --------- --------- ---------

Total Expenses 8,445,756 3,199,458 17,381,841 8,175,698

--------- --------- ---------- ---------

Income Before

Taxes $ 714,507 $ 486,744 $ 2,171,899 $1,456,734

Income Taxes

(see note) 267,939 204,719 881,461 548,600

------- ------- ------- -------

NET INCOME $ 446,568 $ 282,025 $ 1,290,438 $ 908,134

Retained Earnings,

Beginning

Of period $2,902,802 1,293,271 2,058,932 667,162

--------- --------- --------- -------

Retained

Earnings,

End of period $3,349,370 $1,575,296 $ 3,349,370 $1,575,296

========= ========= ========= =========

Basic and

Fully Diluted

Earnings

Per Share $ 0.06 $ 0.04 $ 0.17 $ 0.12

==== ==== ==== ====

Weighted average

Number of shares

Outstanding

During the

Period 7,528,047 7,526,025 7,520,953 7,519,945

========= ========= ========= =========

The accompanying notes are an integral part of the

consolidated financial statement

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

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

Win Systems Inc. has been operating in the Instructional Programs Industry since

1992 and expanded its operations in the industry subsequent to the aforesaid exchange of shares and name change to Whitney Education Group, Inc.

Whitney Education Group, Inc. is accredited by the State of Texas as a Certified

Proprietary School.

During 1998 Win Systems International, Inc. expanded its instructional programs business into Canada through the opening of a wholly owned subsidiary, 1311448

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

October 5, 1999 as a preliminary requirement of federalization of that corporation, which had been an Ontario provincial corporation, but in order to qualify for the amalgamation with Whitney Canada, Inc., had to be reregistered as a Canadian corporation. The amalgamation with 1311448 Ontario, Inc. was completed January 6, 2000.

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

HISTORY OF THE CORPORATION (continued)

Whitney Internet Services, Inc. incorporated in Wyoming on June 8, 1999, is located in Cape Coral, Florida, and is an operating subsidiary, marketing internet instructional programs throughout the United States. Whitney Internet

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

Intelligence Network, Inc. is an operating subsidiary marketing financial instructional programs, which represents an expansion from the real estate investment instructional programs business.

Whitney Mortgage.com, Inc. incorporated in Florida on September 30, 1999 and operates as a full service internet mortgage broker affiliated with a national internet mortgage provider. Whitney Mortgage.com, Inc. represents an expansion from instructional programs into the mortgage brokerage industry.

Russ Whitneys Wealth Education Centers, Inc. incorporated in Wyoming on June 8,

1999 as a wholly owned subsidiary of Whitney Information Network, Inc. and the subsidiary is itself the

parent corporation of two wholly owned subsidiaries formed to operate permanent learning centers in Jackson, MS. and Atlanta, GA. Russ Whitneys Wealth Education

Center of Jackson, MS, Inc. incorporated in Wyoming on June 8, 1999 and a school was opened in December, 1999. Russ Whitneys Wealth Education Center of Atlanta,

GA, Inc. incorporated in Wyoming on July 22, 1999 and

a school will be opened in June, 2000. The Wealth Education Centers are the first two of many regional centers being planned throughout the United States and represents an expansion from

the instructional programs industry into regional permanent

schools for teaching classes in how to build and maintain wealth.

Whitney Consulting Services, Inc. incorporated in Wyoming on

July 28, 1998 under the name of Financial Consulting Services, Inc. and the name was changed to Whitney Consulting Group, Inc. on April 28, 1999 when that corporation was acquired by Win Systems International, Inc. The name was again changed to

Whitney Consulting Services, Inc. on March 21, 2000. Whitney Consulting

Services, Inc. is located in Salt Lake City, Utah and is an operating subsidiary providing telemarketing services to Whitney Education Group, Inc. and other subsidiaries of the Company.

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management

to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL STATEMENTS

The Companys financial instruments consist principally of cash, accounts receivable and deferred instructional programs expense, accounts payable,

accrued expense and deferred revenue. The carrying amounts of such financial instruments as reflected in the balance sheet approximate the estimated fair value of the accounts as of September 30, 2000 and 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of

WHITNEY INFORMATION NETWORK, INC. (formerly Win Systems International, Inc.);

and its wholly owned

subsidiaries; Whitney Education Group, Inc. (formerly Win Systems, Inc.);

Whitney Canada, Inc.; 1311448 Ontario, Inc.; Wealth Intelligence Network, Inc.;

Whitney Consulting Services, Inc.; Russ Whitneys Wealth Centers, Inc.; Whitney

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

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue from product sales is recognized at the time the sale is made. Revenue from instructional programs is recorded (1) when the non refundable deposit is received for the instructional programs and the instructional programs have taken place; (2) when it is reasonably certain that the balance of the option to purchase additional instructional programs will be exercised and paid and the instructional programs have taken place and (3) revenues are deferred when the instructional programs proceeds

are received in full in the current period and the instructional programs take place in a subsequent period. See liability for Deferred Revenues on the balance sheet in the amount of $22,659,677 at September 30, 2000 and $8,801,815 at

September 30, 1999.

DEFERRED EXPENSE

When a student signs up to attend future instructional programs with the

Company, the tuition that was collected or recorded

as a receivable is deferred. The expenses directly related to the deferred tuition are also deferred. The deferred expense associated with future instructional programs are shown on the balance sheet as Deferred Expense in the amount of $18,263,437 at September 30, 2000 and $8,127,464 at September

30, 1999.

Components of Deferred September 30

Expense 2000 1999

---- ----

Advertising Expense $ 9,727,890 $ 4,338,347

Instructors and Trainers

Compensation 3,167,558 1,361,326

Support Services 1,805,222 775,611

Travel and Facility Expense 2,581,664 1,109,733

Administrative Expense 981,103 542,447

--------- ---------

Total Deferred Expense $18,263,437 $ 8,127,464

========== =========

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are provided using accelerated and straight-line methods over the following useful lives:

Office Furniture 7 years

Office Equipment 5 years

Intangibles(Contract Rights) 15 years

Leasehold Improvements 5 years

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

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

ACCOUNTS RECEIVABLE

The accounts receivable are trade receivables arising from the sale of educational products and instructional programs. The Company believes the allowance for doubtful accounts is sufficient to cover any uncollectible amounts as of September 30, 2000 and 1999. The entire amount of the sales related to the net receivables is deferred.

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

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

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

Company has reserved 2,000,000 shares for the

stock option plan of which 901,650 option shares have been granted at an exercise price of approximately $2.00 per share. As of September 30, 2000 none of the options have been exercised or expired to date.

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

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

RELATED PARTY TRANSACTIONS

The Company has rented its international headquarters premises in Cape Coral, Florida since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related party lease were $55,383 and $35,622 for nine months ended September 30, 2000 and 1999, respectively. The Company leases approximately 8,700 square feet presently. Future minimum payments, by year

and in the aggregate under capital and noncancellable operating leases with initial or remaining terms of one year or more are shown in the Commitments footnote.

As of September 30, 2000 and September 30, 1999 the related party receivables on the balance sheet were as follows:

Sept 30, 2000 Sept 30, 1999

------------- -------------

Short-Term Receivables:

Due from Whitney Leadership

Group $ 150,819 $ 98,269

Due from MRS Equity Corp. 13,234 888

Due from RAW, Inc. 2,438 54

Due from PSS, Inc. 8,015 -

------- ------

Total $ 174,506 $ 99,211

======= ======

Those items above that are reasonably expected to be collected within one year are shown as short-term.

MRS Equity Corp. provides certain products and services for WHITNEY INFORMATION

NETWORK, INC. and WHITNEY INFORMATION NETWORK, INC. provides MRS Equity Corp.

with payroll services including leased employees. WHITNEY INFORMATION NETWORK,

INC. provided payroll services to MRS Equity Corp. in the amount of $58,510 for the nine months ended Sept. 30, 2000 and $78,844 for the nine months ended Sept.

30, 1999. MRS Equity Corp. provided WHITNEY INFORMATION NETWORK, INC. with

$322,400 and $214,800 for products for the nine months ended September 30, 2000 and 1999, respectively. MRS Equity Corp. is a wholly owned subsidiary of Equity

Corp. Holdings, Inc. of which the Chairman of the Board of WHITNEY INFORMATION

NETWORK, INC. owns a controlling interest.

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

RELATED PARTY TRANSACTIONS (continued)

Precision Software Services, Inc. (PSS) is a company that develops and licenses software primarily for the real estate and small business industries. The

Chairman of the Board of Directors of WHITNEY INFORMATION NETWORK, INC. owns a majority interest in PSS. During the nine months ended September 30, 2000 and

1999 PSS provided WHITNEY INFORMATION NETWORK, INC. $199,775 and $247,623 in

products, respectively. PSS sells products to WHITNEY INFORMATION NETWORK, INC.

at a price less than the prices offered to third parties. WHITNEY INFORMATION

NETWORK, INC. provided payroll services to Precision Software Services, Inc. in the amount of $42,022 and $31,608 for the nine months ended September 30, 2000 and 1999, respectively.

WHITNEY INFORMATION NETWORK, INC. provided payroll services to Whitney

Leadership Group, Inc. in the amount of $58,570 for the nine months ended

September 30, 2000 and $54,948 for the nine months ended September 30, 1999. The

Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. is the President and

Chief Operating Officer of Whitney Leadership Group, Inc.

RAW, Inc. is a company owned by the Chairman of the Board of WHITNEY INFORMATION

NETWORK, INC., which buys, sells and invests in real property. WHITNEY

INFORMATION NETWORK, INC. provides payroll services to RAW, Inc. in the amount of $4,024 for the nine months ended September 30, 2000.

In 1998, the Companys outside accountant became the Chief Financial Officer of the Company and a shareholder of the Company.

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

SUBSEQUENT EVENTS: Office Building Purchased

WHITNEY INFORMATION NETWORK, INC. entered into a purchase agreement on August

11, 2000 to purchase real property in Cape Coral, Florida known as the SunBank

Building at 1612 E. Cape Coral Parkway at a purchase price of $2,200,000. The closing of this commercial office building took place on November 9, 2000. A deposit of $500,000 was made on August 11, 2000 and an additional down payment of $500,000 was paid at closing.

The Seller took back a $1,200,000 purchase money balloon payment mortgage due

November 9, 2004, interest payable monthly at an initial rate of 9% per annum due on the first of each month. The interest rate of 9% is adjustable on a semi-annual basis by the amount of change, if any, in the prime rate charged by the Chase Manhattan Bank, New York, using the rate in effect each June 1st and each December 1st as the basis for the change. During the first three years of this mortgage, the interest rate shall not exceed 10% or fall below 8%.

During the fourth year the interest shall not be less than 8.5%. Principal payments may be paid in whole or in part at any time without penalty.

The SunBank Building is approximately 30,000 square feet, 12,000 square feet of which will be used by the Company as executive and sales offices.

The balance of the 18,000 square feet is leased to tenants under noncancellable operating leases or unallocated for use at this time.

The second floor of the main building consisting of 11,000 square feet is leased for $88,000 annually for a term of two years ending October 31, 2002 and for an additional three years thereafter at 5% annual rental increases.

An additional 1,635 square feet is leased to another tenant for $20,040 annually through September 30, 2001, plus annual CAM payments of $7,620. Thereafter, the tenant has an option to extend the lease for five years at annual rental increases of 5%. The mortgage interest payment will be $9,000 monthly.

The annual rental income under noncancellable leases for future years is as follows:

2000 $ 11,704

2001 108,040

2002 108,938

2003 114,394

2004 120,116

-------

$463,192

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

INCOME TAXES

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory rate of 34% to the taxable income before income taxes is as follows:

Federal Income Tax expense at the statutory rate $ 805,445

State Tax, net of Federal Tax benefit 76,016

-------

Income Tax expense per books $ 881,461

Deferred Income Tax 0

-------

Income Tax currently payable $ 881,461

=======

As of December 31, 1997 the Company had Federal net operating loss carry forwards of approximately $96,000 that were used in 1998. The Company had previously reported its revenues and expenses for income tax purposes on the

"cash basis" of accounting. Deferred income taxes of $-0- at September 30, 2000 and $267,000 at September 30, 1999 reflect primarily the taxes owing on the change of accounting method at the end of 1998 to be paid over the next six years and the net tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

INDEBTEDNESS

There were no borrowings from unrelated third parties for the nine months ended September 30, 2000 and 1999. The interest expense was $0 for both the nine months ended September 30, 2000 and 1999. (See Related Party

Transactions).

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

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

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

$42,600 per year; and (4) a Wealth Center Facility in Marietta, GA at an annual rental of $48,000. Future minimum payments by year and in the aggregate under capital and noncancellable operation leases with terms of one year or more are as follows:

$ 81,043

158,820

120,020

39,675

------

Total $ 399,558

=======

The Company is currently having a disagreement with the Securities and Exchange

Commission (SEC) over an accounting method issue. The Company is currently treating certain direct response advertising and related instructional programs expenses which have been incurred to produce its deferred revenues as deferred expenses in order to have a proper matching of income and expenses. When the deferred revenues are completely recognized as current revenue in subsequent periods over the subsequent eighteen months and on average over six to nine months, the related expenses giving rise to such deferred revenues are then currently expensed.

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

COMMITMENTS AND CONTINGENCIES (continued)

The SECs position is that all costs incurred to produce the deferred revenues,

with the exception of instructors fees, should be expensed in the current period and not matched against the revenues that were created by such expenses. The

Company believes

that the SECs position is incorrect and is a departure from Generally Accepted

Accounting Principles.

The Companys financial statements are presented and have consistently been presented based on a percentage of completion cost accounting method. The

Company believes that this current, more sophisticated accounting method presents more fairly the results of its operations because this more detailed method provides for the proper matching of income with related expenses.

Therefore, based on the GAAP principle of materiality, it is more important to follow the matching principle than to adhere to a strict interpretation of SOP

93-7, which under the SECs interpretation could eliminate all deferral of direct response advertising. Management believes that this would result in an unfair presentation of the financial statements.

Upon full consideration of the issue, it is the Companys position that GAAP requires a proper matching of income and expense. This could only be accomplished by using a sophisticated percentage of completion cost accounting method which requires deferred expense accounting, despite SEC suggesting that it is not allowed under SOP 93-7.

Since this issue is overwhelmingly material, the financial statements could only be presented fairly with the proper matching of income and expense method.

The Companys business is unique. SOP 93-7 does not take into consideration such a unique marketing operation that is in fact the Company experience. SOP 93-7 is non applicable as the Company does not rely on the use of estimates in matching its advertising expenses to specific instructional programs income. Each dollar of advertising is specifically identified as incurred and matched exactly to each instructional program for which it was intended. This is a more sophisticated method of accounting for advertising and related costs than is assumed in SOP 93-7.

To further support the Companys position, two accounting models have been developed by the Company which compare the present accounting method of the

Company and the SEC suggested method. Both models report a summary of the

Companys operations for the three years 1997 to 1999; and for the year 2000 based on actual results for the nine months ended September 30, 2000, combined with a financial projection of the last quarter of 2000; and a projection of the

Companys business from 2001 through 2006.

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

COMMITMENTS AND CONTINGENCIES (continued)

These 10-year models report the results of operations using both the current

Company method and the SEC suggested method. Using the Company method, the model results in a series of profitable years, substantial annual income tax provisions, and a financially healthy company based on historic steady sales growth and projected steady future sales growth.

Using the SEC method, despite steady sales growth over a nine year period, four years of which are actual, there are losses for all of the first nine years and no income taxes. Assuming a major hypothetical downturn in the 10th year, based on a huge downturn in sales, such as might be experienced in a winding up of the

Companys business, or if the Company discontinued current operations or went into another line of business, or hypothetically went out of business, the SEC method model shows a large profit in that 10th year, totally distorting the results of operations.

Based on the SEC method model, it appears that good years for sales growth and cash accumulation result in losses and no taxes, and a disaster year in sales results in a large profit.

Based on the Company method, the model reflects a normal business cycle without distortion of the results of operations. The Company intends to present these models with supporting statements to the SEC as soon as possible and believes that the SEC will agree with the Company upon proper consideration and review of the issue.

However, if the SEC were to prevail, the Company would have to restate its financial statements to reflect a change in accounting method, as follows:

Potentially

Restatable

Stated Net(Loss) Which

Net Income Would Be Necessary

Per Companys Per SECs

Position Position

-------- --------

Year Ended December 31, 1998 $ 768,436 $ (2,800,000)

Year Ended December 31, 1999 $ 1,391,770 $ (2,600,000)

Nine Months Ended September 30, 2000 $ 1,290,438 $ (4,100,000)

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

COMMITMENTS AND CONTINGENCIES (continued)

The Company is confident that the present deferred revenues and expenses and percentage of completion cost accounting method reflects the Companys financial position more accurately than does that of the SECs suggested SOP 93-7 method.

As of September 30, 2000, the Company had cash in excess of $3,800,000; no long or short-term borrowings; no unpaid bills; no unpaid taxes; and approximately

$3,800,000 in working capital. A company generating approximately $10,000,000 in losses over four years, as would be the case per the SECs position, would not likely be able to show such a strong current position as the Company now enjoys and not likely would be increasing cash balances each period as the Company has accomplished and as is the case without borrowing or liquidating assets or obtaining equity investors.

The Company is supported in this position by expert opinions including the

Companys auditors, by CPA auditing consultants, by financial consultants, and by legal consultants.

The Company will defend this position vigorously. Management believes that to change the current accounting method away from matching deferred instructional programs expenses against the related revenues which have been deferred until the instructional programs are held, would result in a material misstatement of the Companys financial position and results of operations. While it is the

Companys intent to adhere to all SEC rules and guidelines, it is not the

Companys wishes to follow the SECs staff suggestions if by doing so the Company would be required to issue financial statements which would follow an incorrect accounting method, which would be a material departure from Generally Accepted

Accounting Principles.

Management further believes that upon the proper presentation to the SEC of the

Companys position on this complex accounting method issue, the SEC will agree with the Companys position and that there will be no need to restate any financial statements.

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

COMMITMENTS AND CONTINGENCIES (continued)

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

At that time the shares were valued at $2.50 for a total purchase price of

$50,000. Wealth Intelligence Network, Inc. publishes a monthly financial newsletter and provides and promotes financial education and instructional programs.

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

WHITNEY INFORMATION NETWORK, INC.

(FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2000 AND 1999

Y2K MATTERS

During 1998 and 1999 the Securities and Exchange Commission (SEC) had expressed concern in general over potential Year 2000 problems. As of September 30, 2000 management is of the opinion that the Company did not and will not suffer any problems of a material nature as a result of any Y2K problems.

COMMON STOCK OPTIONS

The Company instituted a stock option plan for key personnel on August 18, 1998.

Under the plan the options were granted at the fair market value at the date of the grant and exercisable for a 10-year period after the grant with a three-year vesting schedule.

The Company had initially reserved 1,200,000 shares for the plan. During the quarter ended June 30, 2000, the Company authorized an additional 800,000 shares for the plan and authorized the conversion of the Class B warrants to options at an exercise price of $2.00 per share. There were no changes during the quarter ended September 30, 2000. The plan schedule is as follows:

At 3/31/00 At 6/30/00 At 9/30/00 Total

Initial Shares

Authorized for Plan 1,200,000 1,200,000

Additional Shares

Authorized 800,000 800,000 800,000

Conversion of Class B

Warrants to Options 340,000 340,000 340,000

Grants (881,650) (20,000) (20,000) (901,650)

Terminations 43,500 37,250 37,250 80,750

------ ------ ------ -------

Available for Future

Grants 361,850 1,157,250 1,157,250 1,519,100

======= ========= ========= =========

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

Revenues: Total revenue for the nine months ended September 30, 2000 was

$28,989,982, an increase of $12,274,595 or 73% compared to the same period in

1999. The combination of the increase in advanced instructional programs held and the higher registrations contributed to the increase. Revenues for the three months ended September 30, 2000 were $11,571,960 as compared to $6,429,067 for the three months ended September 30, 1999, an increase of $5,142,893 or 80%.

Advertising and Sales Expense: Advertising and sales expense,

of which Advertising represents over 60% of the expenses for the nine months ended September 30, 2000, was $9,510,267, an increase of $4,729,935 or 98%

compared to the same period in 1999. For the three months ended September 30,

2000, advertising and sales expenses were $3,664,096 as compared with $1,806,134 for the three months ended September 30, 1999, an increase of 103%. The increase in Advertising and Sales expense is due to higher volume resulting from increased sales and increased advertising expenses related to Whitney Internet

Services, Inc.s new product and services and the continued growth in the real estate division.

General and Administrative expenses increased to $7,871,574, an increase of

$4,476,208, or 100% over the comparable period in 1999. This increase is due to the hiring of new management personnel to support the Companys growth and increased personnel in the internet division. The Company believes that its current management and employee base is sufficient to support its current operations and near term projected future growth.

Cost of Sales increased proportionately in comparison with the increase in sales for the nine months ended September 30, 2000 to $9,436,242, an increase of

$2,353,287 or 33% over the prior comparable period in 1999. Cost of sales for the three months ended September 30, 1999 decreased by $331,167, a decrease of

12%. This decrease was primarily due to an increase in efficiency in operations and higher gross margins on product and instructional program costs. The telemarketing division and the financial division both contributed heavily to producing these efficiencies.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Total Consolidated net income was $1,290,438 for the nine months ended September

30, 2000 and $446,566 for the quarter ended September 30, 1999, primarily due to increases in the real estate division.

The Internet division, although small as compared to the Company as a whole, had a loss for the nine months of approximately $1,600,000 and $700,000 for the quarter. This loss was caused primarily by ineffective marketing programs and poor management. The cost per person of TV advertising for this division has exceeded the Companys threshold of acceptability and has contributed greatly to the loss. All TV advertising for this division has stopped as of November 1,

2000. The company has, in the 4th quarter of the year taken additional steps to eliminate losses in this division. The Company is currently testing various marketing programs to enhance the Internet division, which are designed to produce sales at a cost in which the Company can realize its normal profit margin. The real estate division profits have increased proportionately this year and especially in the third quarter so there are no visible signs that would contribute to any reduction the Companys upward growth trend.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the

nine months ended September 30, 2000 and 1999 was $2,325,897 and $1,475,021,

respectively. For the three months ended September 30, 2000 and 1999, EBITDA was

$771,505 and $503,397 respectively. EBITDA is defined as net income before income taxes, interest and other income and expense, net, plus depreciation and amortization including amortization of pending real estate sales contracts.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The Companys capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically,

the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Cash increased from $1,274,708 to $3,824,846, an increase of

$2,619,323 or 217% over the previous comparable period in 1999.

The Companys cash provided by operating activities was

$2,995,096 and $1,152,944 for the nine months ended September 30, 2000 and 1999,

respectively. In the third quarter 2000, cash flows from advanced instructional programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors at the instructional program locations.

The Companys cash used in investing activities was $444,058

and $325,858 for the nine months ended September 30, 2000 and 1999,

respectively. The Companys cash used in investing activities for the nine months ended September 30, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $469,505 and $198,134, respectively, and a

$500,000 deposit in the third quarter for a new office building closed on

November 9, 2000. See Subsequent Events Note.

The Company is currently having a disagreement with the Securities and Exchange

Commission (SEC) over an accounting method issue. The Company is currently treating certain direct response advertising and related instructional programs expenses which have been incurred to produce its deferred revenues as deferred expenses in order to have a proper matching of income and expenses. When the deferred revenues are completely recognized as current revenue in subsequent periods over the subsequent eighteen months and on average over six to nine months, the related expenses giving rise to such deferred revenues are then currently expensed.

The SECs position is that all costs incurred to produce the deferred revenues,

with the exception of instructors fees, should be expensed in the current period and not matched against the revenues that were created by such expenses. The

Company believes

that the SECs position is incorrect and is a departure from Generally Accepted

Accounting Principles.

The Companys financial statements are presented and have consistently been presented based on a percentage of completion cost accounting method. The

Company believes that this current, more sophisticated accounting method presents more fairly the results of its operations because this more detailed method provides for the proper matching of income with related expenses.

Therefore, based on the GAAP principle of materiality, it is more important to follow the matching principle than to adhere to a strict interpretation of SOP

93-7, which under the SECs interpretation could eliminate all deferral of direct response advertising. Management believes that this would result in an unfair presentation of the financial statements.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Upon full consideration of the issue, it is the Companys position that GAAP requires a proper matching of income and expense. This could only be accomplished by using a sophisticated percentage of completion cost accounting method which requires deferred expense accounting, despite SEC suggesting that it is not allowed under SOP 93-7.

Since this issue is overwhelmingly material, the financial statements could only be presented fairly with the proper matching of income and expense method.

The Companys business is unique. SOP 93-7 does not take into consideration such a unique marketing operation that is in fact the Company experience. SOP 93-7 is non applicable as the Company does not rely on the use of estimates in matching its advertising expenses to specific instructional programs income. Each dollar of advertising is specifically identified as incurred and matched exactly to each instructional program for which it was intended. This is a more sophisticated method of accounting for advertising and related costs than is assumed in SOP 93-7.

To further support the Companys position, two accounting models have been developed by the Company which compare the present accounting method of the

Company and the SEC suggested method. Both models report a summary of the

Companys operations for the three years 1997 to 1999; and for the year 2000 based on actual results for the nine months ended September 30, 2000, combined with a financial projection of the last quarter of 2000; and a projection of the

Companys business from 2001 through 2006.

These 10-year models report the results of operations using both the current

Company method and the SEC suggested method. Using the Company method, the model results in a series of profitable years, substantial annual income tax provisions, and a financially healthy company based on historic steady sales growth and projected steady future sales growth.

Using the SEC method, despite steady sales growth over a nine year period, four years of which are actual, there are losses for all of the first nine years and no income taxes. Assuming a major hypothetical downturn in the 10th year, based on a huge downturn in sales, such as might be experienced in a winding up of the

Companys business, or if the Company discontinued current operations or went into another line of business, or hypothetically went out of business, the SEC method model shows a large profit in that 10th year, totally distorting the results of operations.

Based on the SEC method model, it appears that good years for sales growth and cash accumulation result in losses and no taxes, and a disaster year in sales results in a large profit.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Based on the Company method, the model reflects a normal business cycle without distortion of the results of operations. The Company intends to present these models with supporting statements to the SEC as soon as possible and believes that the SEC will agree with the Company upon proper consideration and review of the issue.

However, if the SEC were to prevail, the Company would have to restate its financial statements to reflect a change in accounting method, as follows:

Potentially

Restatable

Stated Net(Loss) Which

Net Income Would Be Necessary

Per Companys Per SECs

Position Position

-------- --------

Year Ended December 31, 1998 $ 768,436 $ (2,800,000)

Year Ended December 31, 1999 $ 1,391,770 $ (2,600,000)

Nine Months Ended September 30, 2000 $ 1,290,438 $ (4,100,000)

The Company is confident that the present deferred revenues and expenses and percentage of completion cost accounting method reflects the Companys financial position more accurately than does that of the SECs suggested SOP 93-7 method.

As of September 30, 2000, the Company had cash in excess of $3,800,000; no long or short-term borrowings; no unpaid bills; no unpaid taxes; and approximately

$3,800,000 in working capital. A company generating approximately $10,000,000 in losses over four years, as would be the case per the SECs position, would not likely be able to show such a strong current position as the Company now enjoys and not likely would be increasing cash balances each period as the Company has accomplished and as is the case without borrowing or liquidating assets or obtaining equity investors.

The Company is supported in this position by expert opinions including the

Companys auditors, by CPA auditing consultants, by financial consultants, and by legal consultants.

The Company will defend this position vigorously. Management believes that to change the current accounting method away from matching deferred instructional programs expenses against the related revenues which have been deferred until the instructional programs are held, would result in a material misstatement of the Companys financial position and results of operations. While it is the

Companys intent to adhere to all SEC rules and guidelines, it is not the

Companys wishes to follow the SECs staff suggestions if by doing so the Company would be required to issue financial statements which would follow an incorrect accounting method, which would be a material departure from Generally Accepted

Accounting Principles.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS (continued)

Management further believes that upon the proper presentation to the SEC of the

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

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters presented to the shareholders for vote during the nine months ended September 30, 2000.

ITEM 6. OTHER INFORMATION.

None.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K.

The Company filed a Form 8-K on August 1, 2000 providing notification of a change in auditors. A copy of that Form 8-K

was attached to the Form 10-Q filed for the quarter ended June 30, 2000.

No reports were filed on Form 8-K during the three months ended September 30,

2000.

On November 14, 2000, the Board of Directors terminated the services of BDO

Seidman who had been named as auditors for the Company on August 1, 2000. The termination was over a fee dispute and is effective November 14, 2000.

This event gives rise to a requirement during the quarter ended December 31,

2000 to file a Form 8-K to provide a notification of a change in auditors.

Summary Financial Information

This schedule contains summary financial information extracted from the

Consolidated Balance Sheet as of September 30, 2000 and the Consolidated

Statement of Operations and Retained Earnings as of and for the nine months ended September 30, 2000 and is qualified in its entirety by reference to such financial statements.

Period Type 9 months

Fiscal Year End December 31, 2000

Period End September 30, 2000

Cash 3,824,846

Securities 0

Receivables 3,639,499

Allowances 0

Inventory 0

Current Assets 29,360,311

PP&E 594,044

Depreciation 154,000

Total Assets 30,003,038

Current Liabilities 26,586,566

Bonds 0

Preferred Mandatory 0

Preferred 0

Common 67,102

Other-SE 3,349,370

Total Liabilities and Equity 30,003,038

Sales 28,989,982

Total Revenues 28,989,982

CGS 9,436,242

Total costs 9,436,242

Other Expenses 17,381,841

Loss Prevention 0

Interest Expense 0

Income Pretax 2,171,899

Income Tax 881,461

Income Continuing 1,290,438

Discontinued 0

Extraordinary 0

Changes 0

Net Income 1,290,438

EPS Basic 0.17

EPS Diluted 0.17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly changed this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of November, 2000.

WHITNEY INFORMATION NETWORK, INC.

(The "Registrant")

BY: /s/Ronald S. Simon

Ronald S. Simon

Secretary/Treasurer, Chief Financial Officer

And a member of the Board of Directors