Form 10QSB/A
period 2000-09-30
WHITNEY INFORMATION NETWORK INC
filed 2000-11-17
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15

(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

----------------------------------

Commission file number 0-27403

----------------------------------

WHITNEY INFORMATION NETWORK, INC.

(Exact name of Registrant as specified in its charter.)

COLORADO	84-1475486
(State of incorporation or organization)	(IRS Employer Identification No.

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

WHITNEY INFORMATION NETWORK, INC.
Consolidated Balance Sheet
As of September 30, 2000 and 1999

ASSETS

	September 30	September 30
	2000	1999
	-----	-----
CURRENT ASSETS:
Cash	$ 3,824,846	$ 1,205,523
Accounts Receivable	3,639,49	9 1,436,997
Prepaid Assets	2,577,149	1,076,705
Due From Affiliates	150,831	99,211
Deferred Expense	18,263,43	7 8,127,464
Other Current	Assets 904,54	9 111,276
	------	-------
Total Current Assets	29,360,311	12,057,176
PROPERTY AND EQUIPMENT, net	594,044	181,481
OTHER ASSETS:
	48,683	48,683
	------	------
TOTAL ASSETS	$30,003,038	$12,287,340
	==========	==========

The accompanying notes are an integral part of the consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.
Consolidated Balance Sheet
As of September 30, 2000 and 1999
LIABILITIES AND SHAREHOLDERS EQUITY

	September 30	September 30
	2000	1999
	----	----
LIABILITIES
CURRENT LIABILITIES:
Accounts Payable	$ 944,294	$ 874,294
Income Taxes Payable	1,946,164	528,538
Deferred Revenue	22,659,67	7 8,801,815
Other Accrued Liabilities	1,036,431	172,395
	----------	----------
TOTAL CURRENT LIABILITIES	26,586,566	10,377,042
	----------	----------
OTHER LIABILITIES: Deferred Income Taxes
	-	267,000
	-------	-------
TOTAL OTHER LIABILITIES	-	267,000
	-------	-------
TOTAL LIABILITIES	$ 26,586,566	$ 10,644,042
	----------	----------
SHAREHOLDERS EQUITY
Common shares, no par value, 25,000,000 shares authorized, 7,528,047 shares at 9/30/00 and 7,513,859 shares at 9/30/99 issued and outstanding
	67,102	$ 67,102

Paid In Capital	-	900
Retained Earnings	3,349,370	1,575,296
	---------	---------
TOTAL SHAREHOLDERS EQUITY	3,416,472	1,643,298
	---------	---------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 30,003,038	$ 12,287,340
	==========	==========

The accompanying notes are an integral part of the consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.
Consolidated Statement of Operations and Retained Earnings
As of and For the Nine Months Ended September 30, 2000 and 1999

	September 30	September 30
	2000	1999
	----	----
SALES	$ 28,989,982	$16,715,387
COST OF SALES	9,436,242	7,082,955
	---------	---------
GROSS PROFIT	19,553,740	9,632,432
	----------	---------
EXPENSES Advertising and Sales Expense	9,510,267	4,780,332
General and Administrative Expense	7,871,574	3,395,366
	---------	---------
Total Expenses	17,381,841	8,175,698
	----------	---------
Income Before Taxes	2,171,899	1,456,734
Less: Income Taxes(see note)	881,461	548,600
	---------	---------
NET INCOME	$ 1,290,438	$ 908,134
	=========	=======
Retained Earnings, Beginning of Period	2,058,932	667,162
	---------	-------
Retained Earnings, End of Period	$ 3,349,370	$ 1,575,296
	=========	=========
Basic and Fully Diluted Earnings Per Share *	$ 0.17	$ 0.12
	====	====
Weighted average number of Shares outstanding during the period	7,520,953	7,519,945
	=========	=========

* Prior periods have been restated to reflect a merger as if it had taken place at the beginning of the period.

The accompanying notes are an integral part of the consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC.
Consolidated Statement of Cash Flows
As of and For the Nine Months Ended September 30, 2000 and 1999

	September 2000	September 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings From Operations	$ 1,290,438	$ 908,134
Add Back Depreciation and Amortization	154,000	18,287
	---------	-------
	$ 1,444,438	$ 926,421
	---------	-------
Changes in Operating Assets and Liabilities:
(Increase) in Accounts Receivable	(2,243,940)	(456,734)
(Increase) Decrease in Notes Receivable	(56,849)	4,194
(Increase) in Prepaid and Other Assets	(1,908,042)	(935,257)
(Increase) in Other Receivables	(735,630)
(Increase) in Deferred Expense	(9,398,408)	(4,028,822)
Increase (Decrease) in Accounts Payable	347,830	309,586
Increase in Deferred Revenue	13,348,103	4,843,571
Increase in Income Taxes Payable	1,901,664	380,538
Increase (Decrease) in Other Liabilities	(492,641)	109,447
Increase in Accrued Instructional Programs Expense	788,571
---------	---------
Net Cash Flow From Operations	$ 2,995,096	$1,152,944
	---------	---------

The accompanying notes are an integral part of the consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.
Consolidated Statement of Cash Flows (continued)
As of and For the Nine Months Ended September 30, 2000 and 1999

	September 2000	September 1999
CASH USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment	$ (469,505)	$ (198,134)
Acquisition of Contract Rights	317	(50,317)
Loans Made to Affiliates	25,130	(77,407)
	------	------
Net Cash Used in Investing Activities	$ (444,058)	$ (325,858)
	-------	-------
CASH USED IN FINANCING ACTIVITIES
Issuance of Common Stock	-	64,500
Adjustment to Paid In Capital	(900)	-
Loans From Affiliates	-	18,111
	---	------
Net Cash Used in Financing Activities	(900)	82,611
	---	------
Increase in Cash	$2,550,138	$ 909,697
	=========	=======
Cash at Beginning of Period	1,274,708	370,571
	---------	-------
Cash at End of Period	$3,824,846	$1,280,268
	=========	=========

The accompanying notes are an integral part of the consolidated financial statements

WHITNEY INFORMATION NETWORK, INC.
Consolidated Statements of Changes in Shareholders Equity
As of and For the Nine Months Ended September 30, 2000 and 1999

Common Stock Paid Retained Total
Number of In Earnings Shareholders
Shares Value Capital (Deficit) Equity(Deficit)

Balance

December 31, 1997	976,200	$ 2,602	$ 0	$ (2,564)	$ 38
Reverse Split	(226,153)
Merger with Win Systems, Inc. Exchange Stock	6,750,000		$ 900	$ (98,710)	$ (97,810)
Net Income for the Year Ended December 31, 1998				768,436	768,436
	----	------	----	-------	-------
Balance December 31, 1998
	7,500,047	$ 2,602	$ 900	$ 667,162	$ 670,664
Net Income for the Year Ended December 31, 1999				1,391,770	1,391,770
Issuance of Shares for Acquisitions	20,000	$50,000
Issuance of Shares for Services	8,000	14,500
	------	------	--------	---------	-------
Balance December 31, 1999	7,528,047	$67,102	$ 900	$2,058,932	$2,062,434
Adjustment			(900)
Net Income for the Nine Months Ended September 30, 2000				1,290,438	1,290,438
			---	---------	---------
Balance September 30, 2000	7,528,047	$67,102	$ 0	$3,349,370	$3,352,872
	=========	======	=	=========	=========

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
30, 1999.

Components of Deferred September 30

Expense	2000	1999
	-----	----
Advertising Expense	$ 9,727,890	$ 4,338,347
Instructors and Trainers Compensation	3,167,558	1,361,326
Support Services	1,805,222	775,611
Travel and Facility Expense	2,581,664	1,109,733
Administrative Expense	981,103	542,447
	---------	---------
Total Deferred Expense	$18,263,437	$ 8,127,464
	===========	==========

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

	Sept 30, 1999	Sept 30, 2000
	-------------	-------------
Short-Term Receivables:
Due from Whitney Leadership Group	$ 150,819	$ 98,269
Due from MRS Equity Corp.	13,234	888
Due from RAW, Inc.	2,438	54
Due from PSS, Inc.	8,015	-
		-------
------
Total $	174,506	$ 99,211
	========	=======

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

----------
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

	Stated Net Income Per Company's Position	Potentially Restable Net (Loss) which Would Be Necessary Per SEC's Position
	---------------	---------------
Year Ended December 31, 1998	$ 768,436	$ (2,800,000)
Year Ended December 31, 1999	$ 1,391,770	$ (2,600,000)
Nine Months Ended September 30, 2000	$ 1,290,438	$ (4,100,000)

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

	Stated Income Per Company's Position	Potentially Restatable Net(Loss) which Would Be Necessary Per SEC's Position
Year Ended December 31, 1998	$ 768,436	$ (2,800,000)
Year Ended December 31, 1999	$ 1,391,770	$ (2,600,000)
Nine Months Ended September 30, 2000	$ 1,290,438	$ (4,100,000)

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