Form 10QSB/A
period 1999-09-30
WHITNEY INFORMATION NETWORK INC
filed 2000-12-20
CIK 1095276

WHITNEY INFORMATION NETWORK INC



                             Filing Type:  10QSB/A
                      Description: Amended Quarterly Report
                         Filing Date: December 20, 2000
                         Period End: September 30, 1999


          Primary Exchange: Over the Counter Includes OTC and OTCBB
                                 Ticker: RUSS




Table of Contents




To jump to a section, double-click on the section name.

10QSB/A

	2
	2
	3
	4
	5
	6
	7
	9
	11
	12
	14
	15
	17




      10QSB/A
          1



       1




------------------------------------------------------------------------
------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20549
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

------------------------------------------------------------------------
------------------------------------------------------------------------






       2
                                 PART I

ITEM 1.   FINANCIAL STATEMENTS.


                    WHITNEY INFORMATION NETWORK, INC.
                    Consolidated Financial Statements
          For the Nine Months Ended September 30, 1999 and 1998

Index

Consolidated Balance Sheet                                  1

Consolidated Statement of Operations                        2

Consolidated Statement of Cash Flows                        3

Consolidated Statement of Changes in Shareholders'
  Equity                                                    4

Comparative Consolidated Statement of Operations            5

Notes to the Consolidated Financial Statements           6-12
































       3

                    WHITNEY INFORMATION NETWORK, INC.
                       Consolidated Balance Sheet
                     At September 30, 1999  and 1998

                        ASSETS
                                            1999           1998
CURRENT ASSETS:
Cash                                    $  1,205,523   $   465,010
Accounts Receivable                     $  1,436,997   $ 1,067,572
Notes Receivable                        $      6,364   $    19,083
Prepaid Advertising, Taxes and Other    $  1,076,705   $   262,523
Due From Affiliates                     $     99,211   $    11,210
Land for Resale                         $      9,686   $    12,336
Deferred Seminar Costs                  $  1,260,990   $   105,667
Miscellaneous Receivable and
 Other Current Assets                   $     95,226   $    24,098
                                        -----------    -----------
Total Current Assets                    $  5,190,702   $ 1,967,499
                                        ------------   -----------
PROPERTY AND EQUIPMENT
 (net of depreciation of $16,653)       $    181,481   $        -
                                        ------------   -----------
OTHER ASSETS
 Contract Rights
  (net of amortization of $1,634)       $     48,683   $        -
                                        ------------   -----------
TOTAL ASSETS                            $  5,420,866   $ 1,967,499
                                        ============   ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts Payable                        $    874,294   $   363,273
Loans From Affiliates                                  $    89,755
Deferred Educational Revenues           $  8,801,815   $ 1,445,792
Other Accrued Liabilities               $    172,395   $    29,750
                                        ------------   -----------
TOTAL CURRENT LIABILITIES               $  9,848,504   $ 1,928,539
                                        ------------   -----------
OTHER LIABILITIES
Loans from Shareholder                                 $    64,979
                                        ------------   -----------
TOTAL OTHER LIABILITIES                 $              $    64,979
                                        ------------   -----------
TOTAL LIABILITIES                       $  9,848,504   $ 1,993,518
                                        ------------   -----------

                    SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock (no par value stock, 7,500,047
 shares issued and outstanding)         $     67,102   $     2,602
Paid In Capital                         $        900   $       900
Retained Earnings (Deficit)             $ (4,495,640)  $   (29,521)
                                        ------------   -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)    $ (4,427,638)  $   (26,019)
                                        ------------   -----------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY               $  5,420,866   $ 1,967,499
                                        ============   ===========

    The accompanying notes are an integral part of the consolidated financial statements.
                                   1


4
                    WHITNEY INFORMATION NETWORK, INC.
                  Consolidated Statement of Operations
          For the Nine Months Ended September 30, 1999 and 1998


                                            1999           1998

Sales                                   $ 16,715,387   $ 13,058,283

COST OF SALES                           $  7,082,955   $  4,626,462
                                        ------------   ------------
Gross Profit                            $  9,632,432   $  8,431,821
                                        ------------   ------------
EXPENSES
Advertising and Sales Expense           $  8,393,125   $  5,584,704
General and Administrative Expense      $  3,395,366   $  2,775,364
                                        ------------   ------------
                                        $ 11,788,491   $  8,360,068
                                        ------------   ------------
Income (Loss) Before Taxes              $ (2,156,059)  $     71,753

Income Taxes (see note)                 $              $
                                        ------------   ------------
NET INCOME (LOSS)                       $ (2,156,059)  $     71,753

Retained Earnings (deficit),
 beginning of year                      $ (2,339,581)  $   (101,274)
                                        ------------   ------------
Retained Earnings (deficit),
 end of year                            $ (4,495,640)  $    (29,521)
                                        ============   ============
Basic and Fully Diluted
 Earnings (loss) Per Share**            $      -0.29   $       0.06
                                        ============   ============

Weighted average number of shares outstanding
 during the period                         7,513,859      7,500,047
                                        ============   ============


** Prior periods have been restated to reflect the merger as if it took place at the beginning of the year

    The accompanying notes are an integral part of the consolidated financial statements.
                                    2

       5
                    WHITNEY INFORMATION NETWORK, INC.
                  Consolidated Statement of Cash Flows
          For the Nine Months Ended September 30, 1999 and 1998

                                            1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss) from operations     $(2,156,059)   $    71,753
 Add back Depreciation and Amortization $    18,287
                                        -----------    -----------
                                        $(2,137,772)   $    71,753

Changes in operating assets and liabilities
Increase in Accounts Receivable         $  (456,734)   $  (989,456)
Decrease in Notes Receivable            $     4,194    $     6,454
(Increase) Decrease in
 Prepaids and other assets              $  (935,257)   $   (82,835)
Increase in Other Receivables           $   (74,745)   $   (16,772)
Increase in Deferred Expenses           $  (594,091)   $   (39,699)
Increase in Accounts Payable            $   309,586    $   279,166
Increase in Deferred Income             $ 4,843,571    $ 1,206,793
Increase in Income Tax Payable          $   380,538    $   240,000
Increase in Other Liabilities           $   109,447    $    22,937
                                        ------------   -----------
Net cash flow from operations           $ 1,078,199    $   458,341
                                        ------------   -----------

CASH USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment      $  (198,134)
Acquisition of Contract Rights          $   (50,317)
Real Estate Sold                                       $    67,625
Loans made to Affiliates                $   (77,407)
                                        -----------    -----------
Net cash used in investing activities   $  (325,858)   $    67,625
                                        -----------    -----------

CASH USED IN FINANCING ACTIVITIES
Issuance of Common Stock                $    64,500
Loans from affiliates                   $    18,111    $   (90,992)
                                        -----------    -----------
Net cash used in financing activities   $    82,611    $   (90,992)
                                        -----------    -----------
Increase in cash                        $   834,952    $   434,974

Cash at beginning of year               $   370,571    $    30,036
                                        -----------    -----------
Cash at end of year                     $ 1,205,523    $   465,010
                                        ===========    ===========




     The accompanying notes are an integral part of the consolidated financial statements.

                                    3
       6

                    WHITNEY INFORMATION NETWORK, INC.
        Consolidated Statement of Changes in Stockholders' Equity
          For the Nine Months Ended September 30, 1999 and 1998


                      Common Stock      Paid    Retained      Total
                    Number of           In      Earnings   Shareholders'
                    Shares     Value    Capital (Deficit)     Equity

Balance
 December 31, 1996    976,200  $ 2,602         $    (2,500) $       102

Net loss for 1997                              $       (64) $       (64)
                    ---------  --------  ----- -----------  ----------
Balance
 December 31, 1997    976,200  $ 2,602         $    (2,564) $        38

Reverse Split        (226,153)

Merger with Win
 Systems, Inc.      6,750,000           $ 900  $   (98,710) $   (97,810)

Net income (loss) for
 the period ended
 December 31, 1998                             $(2,238,307) $(2,238,307)
                    ---------  -------  -----  -----------  -----------
Balance
 December 31, 1998  7,500,047  $ 2,602  $ 900  $(2,339,581) $(2,336,079)

Issuance of Shares
 for Acquisitions      20,000  $50,000                      $    50,000
Issuance of Shares
 for Services           8,000  $14,500                      $    14,500

Net income (loss) for the
 Nine months ended
 September 30, 1999                            $(2,156,059) $(2,156,059)
                    ---------  --------   ---- -----------   -----------
Balance
 September 30, 1999 7,528,047   67,102    900  $(4,495,640) $(4,427,638)
                    =========   ======    ===  ===========  ============








   The accompanying notes are an integral part of the consolidated financial statements.

                                  4


    7

                  WHITNEY INFORMATION NETWORK, INC.
           Comparative Consolidated Statement of Operations
For the Nine Months and Three Months Ended September 30, 1999 and 1998


                          Quarter Ended            Nine Months Ended
                          September 30,              September 30,
                        1999         1998          1999        1998

Sales                $ 6,429,067  $4,879,288   $16,715,387  $13,058,283

Cost of Sales        $ 2,742,865  $1,760,533   $ 7,082,955  $ 4,626,462
                     -----------  ----------   -----------  -----------
Gross Profit         $ 3,686,202  $3,118,755   $ 9,632,432  $ 8,431,821
                     -----------  ----------   -----------  -----------
Expenses
Advertising and
 Sales Expense       $ 2,830,101  $2,328,347   $ 8,393,125  $ 5,584,704
General and
 Administrative
 Expense             $ 1,393,324  $1,097,771   $ 3,395,366  $ 2,775,364
                     -----------  ----------    ----------- -----------
                     $ 4,223,425  $3,426,118   $11,788,491  $ 8,360,068
                     -----------  ----------    ----------- -----------
Income (loss) Before
  Taxes              $  (537,223) $ (307,363)  $(2,156,059) $    71,753

 Income Taxes
  (see note)         $            $             $           $
                     -----------  ----------    ----------- -----------
NET INCOME (LOSS)    $  (537,223) $ (307,363)  $(2,156,059) $    71,753

Retained Earnings,
 beginning of period $(3,958,417) $  277,842   $(2,339,581) $  (101,274)
                     -----------  ----------   -----------  -----------
Retained Earnings (deficit)
 end of period       $(4,495,640) $  (29,521)  $(4,495,640) $   (29,521)
                     ===========  ===========  ===========  ===========
Basic and Fully Diluted
 Earnings (Loss)
  Per Share**        $     -0.07  $     0.03   $     -0.29  $      0.06
                     ===========  ===========  ===========  ===========
Weighted average number
 of shares outstanding
 during the period.    7,526,025   7,500,047     7,519,945    7,500,047
                       =========  ==========   ===========  ===========

** Prior periods have been restated to reflect the merger as if it took place at the beginning of the period.


  The accompanying notes are an integral part of the consolidated financial statements.
                                  5

       8
                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

Revenue Recognition

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminars and the seminar has taken place (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and the seminar has taken place and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See liability for Deferred Revenues on the balance sheet in the amount of $8,801,815 at September 30, 1999 and $1,445,792 at September 30, 1998.
                                  6
       9

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



Deferred Expenses for Future Educational Programs

The Company incurs a liability when a student signs up to attend a future educational seminar with the Company and the tuition that was collected or accrued is deferred. The direct expenses related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Seminar Costs in the amount of $1,260,990 at September 30, 1999 and $105,667 at September 30,1998.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided using accelerated and straight-line methods over the following useful lives:

          Office Furniture                         7 years
          Office Equipment                         5 years
          Intangibles  (Contract Rights)          15 years

Also; the Company owned land for resale at September 30, 1999, which it plans to sell to an affiliate in the second half of 1999 (at the same price it purchased the land from the affiliate at the beginning of 1997).See related party transactions.

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



                                  7

       10
                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

                                  8
       11

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

MRS Equity Corp. provides certain products and services for WHITNEY INFORMATION NETWORK, INC. and WHITNEY INFORMATION NETWORK, INC. provides MRS Equity Corp. with payroll services including leased employees. WHITNEY INFORMATION NETWORK, INC. provides payroll services to MRS Equity Corp in the amount of $78,844 for the six months ended
September 30 1999 and $51,795 for the six months ended September 30,
1998.   MRS Equity Corp.provided WHITNEY INFORMATION NETWORK, INC. with
$214,800 and $159,515 for product costs for the nine months ending 1999 and 1998 respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. owns a controlling interest.



                                  9
       12

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

In 1998, the Company's outside accountant became the Chief Financial Officer of the company and a shareholder of the company. In the year ended December 31, 1998 the Company paid $19,052 in accounting fees to its now Chief Financial Officer and $-0- in 1999.

Those items above that are reasonably expected to be collected within one year are shown as short term and those, which are not expected to be collected during the next twelve months, are shown as long-term.

Income Taxes

Income Taxes (continued)

At September 3, 1999 the company had Federal net operating loss carry forwards of approximately $4,300,000 that are available to carry forward to future periods to offset future income.

                                  10
       13


                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Indebtedness

There were no short or long-term borrowings from unrelated third parties for the nine months ended September 30, 1998 and 1999. The interest expense was $-0- for the nine months ended September 30, 1998 and 1999
to date. (See Related Party Transactions).   The Company was indebted to
its Chairman for short-term non-interest bearing advances in the amount of $64,979 at September 30, 1998 and $0 at September 30, 1999.

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

                                  11
       14


                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Commitments and Contingencies (Continued)

The Company leases the following properties: (1) its headquarters building in Cape Coral, Florida at an annual rental of $73,844 for approximately 8,700 square feet, (2) its telemarketing facility in Draper, Utah at an annual rental of $46,563 for 3,678 square feet beginning August 8, 1999 and (3) a Wealth Center facility in Jackson, MS for $42,600 per year for 3,000 square feet beginning September 1, 1999. Future minimum payments, by year and in the aggregate under capital and noncancellable operating leases with initial or remaining terms of one year or more are as follows:

          First year               $ 133,795
          Second Year              $ 158,820
          Third Year               $ 120,020
          Fourth Year              $  39,675

SUBSEQUENT EVENTS

At a meeting with the Company and the SEC in late November 2000, the Company agreed to change its method of accounting to recognize advertising and substantially all other related expenses that gave rise to the deferred revenues as period costs. Therefore, the Company has restated its financial statements to reflect this change.























                                  12
       15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

     On August 18, 1998, Gimmel Enterprises, Inc., a shell company listed on the NASD OTC Bulletin Board acquired all of the outstanding shares of Whitney Education Group, Inc. (formerly Win Systems, Inc.) Prior to this Gimmel Enterprises, Inc. had no operations and its activities consisted of efforts to establish a new business. Gimmel Enterprises, Inc. changed its name to Whitney Information Network, Inc. (WIN!). Whitney Education Group, Inc. was a privately held company formed in 1992. For financial and reporting purposes the acquisition has been treated as a recapitalization of WIN! with WIN! as the acquirer (a reverse merger). The historical financial statements prior to August 19, 1998 are those of Whitney Education Group, Inc.

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

NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1999

REVENUE

     Revenue increased by 34.2% from $4,789,288 to $6,429,067 for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase in revenue is a direct result of increased basic and advance real estate courses available to students along with a successful media campaign.

Revenues

     Revenues for the nine months ended September 30, 1999 increased to $16,715,387 as compared with $13,058,283 for the nine months ended September 30, 1998 an increase of $3,657,149,or 28%. Total deferred revenues on the balance sheet were $8,357,501 and $842,304 at September 30, 1999 and 1998, respectively. Cost of sales increased to $2,139,434 in the three months ended September 30, 1999 from $1,886,438 in the three months ended September 30, 1998. Total cost of sales increased to $4,340,090 in the six months ended September 30, 1998 from $2,865,029 in the six months ended September 30, 1998.

Advertising and Sales Expense

     Total Advertising and Sales Expense increased in the 3rd quarter of 1999 to $2,830,101 from $2,328,347 over the third quarter of 1998 and increased from $5,584,704 to $8,393,125 for the nine months ended September 30, 1999 as compared with the same nine month period in 1998. This change in advertising and sales expenses represents a greater number of period costs incurred in the first nine months of 1999 where certain marketing strategies were being tested and refined. The results of these tests and refinements have materialized in the first nine months of the current year. Thus, expenses did not increase proportionately with sales due to the increased expenditures in the first nine months of 1999.



       16

     Advertising, sales and marketing expenses consist primarily of TV and newspaper advertising, direct mailings, travel, public relations, trade shows and other marketing literature and overhead allocations.

General and Administrative Expense

     General and Administrative Expenses (G & A) increased in the 3rd quarter to $1,393,324 at September 30, 1999 from $1,097,771 at September 30, 1998 an increase of $299,453 or 27% and increased from $2,775,364 for the nine months ended September 30, 1998 to $3,395,366 for the nine months ended September 30, 1999. The increase in the current quarter represents start up expenses for several new divisions and increased administrative hiring to facilitate the increase in revenues and volume. The overall increase in the nine months ended September 30, 1999 of $620,002 reflects the initial startup expenses in adding more crews in 1999 and development of additional products in 1999 that produced one time expenditures. General and administrative expenses consist mainly of salaries and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

     Net loss of $537,223 in the 3rd quarter of 1999 increased by 75% over the prior 3rd quarter loss of 1998 of $307,363 or $-.07 a share as compared with $-.04 a share for the comparable quarter last year. Nine months net loss was $2,156,059 for the period ended September 30, 1999 as compared with $71,753 of net income for the period ended September 30, 1998, a decrease of $2,227,812 from the prior period. This resulted in earnings (Loss) per share of $-.029 per share for the nine months ended September 30, 1999 as compared with $.06 for the nine months ended September 30, 1998.

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

Deferred Educational Revenues

     Deferred educational revenues arise when a student purchases a course or courses and does not attend those courses until after the balance sheet date. All courses must be scheduled by the students within 90 days of registration and taken within one year. Deferred revenues at the September 30, 1999 were $8,801,815 as compared with those at September 30, 1998 of $1,445,792. This substantial increase represents a natural increase from increased volume and an increase due to a change in emphasis from basic training to intensified training and educational camps. Thus, a greater amount of revenue has been deferred as a larger proportion of educational products sold in the current nine months will not be realized until the student attends the courses that he/she has been registered. In addition to the deferred revenues, there is a certain amount of expenses associated with those revenues that is also deferred. At September 30, 1999 there were $1,260,990 of expenses that were deferred as compared to $105,667 for the period ended September 30, 1998.

Years Ended December 31, 1997 and December 31, 1998

     Revenues for the year ended December 31, 1998 increased to $13,760,208 as compared with $5,558,280 for the year ended December 31, 1997 an increase of $8,201,928 or 147%. Total deferred revenues on the balance sheet were $3,958,244 and $239,000 at December 31, 1998 and 1997, respectively. Cost of sales increased to $4,682,850 in the year ended December 31, 1998 from $1,910,300 in the year ended December 31, 1997.

     Total Advertising, Selling and General and Administrative expenses increased in the year ended December 31, 1998 to $11,315,665 form $3,637,716 as compared with 1997. These substantial increases in revenues and expenses in 1998 over 1997 reflect a general increase in business and reflect the results of the company's plan to expand its business into new markets and develop new products.

     Sales and marketing expenses consist primarily of TV and newspaper advertising, direct mailings, travel, public relations, trade shows and other marketing literature and overhead allocations. General and administrative expenses consist mainly of salaries and other person personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.




       17
    The net loss $2,238,307 for the year ended December 31, 1998 (or $-.30 per share) was caused mainly by incurring advertising and other marketing expenses in the current year relating to revenues that were deferred to future periods. Net income for the year ended December 31, 1997 was $10,264 or $.01 a share

     At December 31, 1998 the company had cash of $370,571 as compared with $30,036 at December 31, 1997. This increase of $340,535 is attributable primarily to operations. The company anticipates that its cash flow from operations will be sufficient to meet its needs in the next 12 months.

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







      18


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 20th day of December, 2000.

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