Form 10KSB/A
period 1999-12-31
WHITNEY INFORMATION NETWORK INC
filed 2000-12-26
CIK 1095276

WHITNEY INFORMATION NETWORK, INC.



                                Filing Type:  10KSB/A
                        Description:  Amended Annual Report
                          Filing Date:  December 26, 2000
                          Period End:  December 31, 1999


                Primary Exchange: Over the Counter Includes OTC and OTCBB
                                  Ticker:  RUSS




Table of Contents




To jump to a section, double-click on the section name.

10KSB

	2
	2
	7
	8
	8
	8
	8
	8
	10
	Error! Bookmark not defined.
	14
	16
	17
	18
	19
	Error! Bookmark not defined.
	26
	28
	29
	30
	31
	31
	31
	33
	33
	34
	34
	35
	35
	36
	36

EX-27

	37

10KSB
          1



                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    Form 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                   For the fiscal year Ended December 31, 1999

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

       Securities registered under Section 12 (g) of the Exchange Act:
                                 COMMON STOCK
                            NO par value per share
                               (Title of Class)

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

TWELVE MONTHS AND QUARTER ENDED DECEMBER 31, 1999

REVENUE

Revenue increased $5,180,914 or 106% from $4,179,707 for the three months ended December 31, 1998 as compared to $10,040,202 for the three months ended December 31, 1999. The increase in revenue is a direct result of increased basic and advance real estate courses available to students along with a successful media campaign.

Revenues for the twelve months ended December 31, 1999 increased to $26,775,589 as compared with $13,760,208 for the twelve months ended December 31, 1998 an increase of $13,687,306, or 105%. Total deferred revenues on the balance sheet were $4,098,642 and $9,311,574 at December 31, 1998 and 1999, respectively. Cost of sales increased $2,685,824 in the three months ended
December 31, 1999 from $1,760,533 in the three months ended
December 31, 1998 to $4,446,357 for the three months ended
December 31, 1999.

Total cost of sales increased to $11,529,312 in the twelve months ended December 31, 1999 from $ 4,682,850 in the twelve months ended
December 31, 1998.

Advertising and Sales Expense

Total Advertising and Sales Expense increased in the 4th quarter of 1999 to $5,283,252 from $4,330,864 and increased for the year ended
December 31, 1998 as compared with the same twelve month period in 1998 (being $13,676,407 and $8,773,036 respectively). This increase in advertising and sales expenses represents management's decision to increase sales, expand product lines, and offer the Company's students a greater variety of courses to choose from. As a result there were a greater number of period costs incurred in the year ended December 31, 1999 where certain marketing strategies were being tested and refined. The results of these tests and refinements hopefully will materialize n the subsequent year. Thus, expenses increased proportionately with a sales increases due to the higher expenditures in the last quarter of 1999.

Advertising, sales and marketing expenses consist primarily of TV and newspaper advertising, direct mailings, travel, public relations, trade shows, and other marketing literature and overhead allocations.


General and Administrative Expense

General and Administrative Expenses (G & A) increased in the 4th quarter to $1,104,902 for the quarter ended December 31, 1999 from $1,097,771 for the quarter ended December 31, 1998, an increase of $7,131 or .01%. They increased from $2,542,626 for the twelve months ended December 31, 1998 to $4,500,268 for the twelve months ended December 31, 1999.
The increase in the current quarter represents start up expenses for several new divisions and increased administrative hiring to facilitate the increase in revenues and volume. The overall increase in the twelve months ended December 31, 1999 of $1,957,639 (or 76%) reflects the initial startup expenses in adding more courses and crews in the last half of 1999 and development of additional products in 1999 that were one time expenditures. General and administrative expenses consist mainly of salaries and other personnel-related expenses for the Company's administrative, executive, and finance personnel as well as outside legal and audit costs.

Net loss of $774,339 in the 4th quarter of 1999 decreased by 66% or $1,535,571 over the prior 4th quarter of 1998 loss of $2,309,880 or a loss of $.10 per share as compared with a loss of $.31 a share for the comparable quarter last year. The net loss was $2,930,398 for the year ended December 31, 1999 compared with loss of $2,238,307 for the year ended December 31, 1998, an increase of $692,091 or 22% over the prior year. This resulted in loss of $.39 per share for the year ended December 31, 1999 as compared with $.029 for the year ended December 31, 1998.

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

Deferred Educational Revenues

Deferred educational revenues arise when a student purchases a course or courses and does not attend those courses until after the balance sheet date. All courses must be scheduled by the students within 90 days of registration and taken within one year. Deferred revenues at December 31, 1999 were $9,311,574 as compared with those at December 31, 1998 of $3,958,244. This substantial increase represents a natural increase from higher volume and an increase due to a change in emphasis from basic training to intensified training and educational camps. Thus, a greater amount of revenue has been deferred as a larger proportion of educational products sold in the current period will not be realized until the student attends the courses for which he/she has been registered. In addition to the deferred revenues, there is a commensurate amount of expenses associated with those revenues that is also deferred. As of December 31, 1998 there were $676,899 of expenses that were deferred as compared to $1,361,326 at December 31, 1999.


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

Total Advertising, Selling and General and Administrative expenses increased for the year ended December 31, 1999 to $18,176,675 from $11,315,665 as compared with 1998. These substantial increases in revenues and expenses in 1999 over 1998 reflect a general increase in business activity, and reflect the results of the company's plan to expand its business into new markets and develop new products.

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

Net loss of $2,930,398 for the year ended December 31, 1999 increased by 31% over the net loss for the year ended December 31, 1998 of $2,238,307 or a loss of $.39 per share as compared with a loss of $.30 a share for the prior year.

Liquidity and Working Capital

At December 31, 1998 the company had cash of $370,571 as compared with $1,274,708 at December 31, 1999. This increase of $904,137 is attributable primarily to operations. The company anticipates that its cash flow from operations will be sufficient to meet its needs in the next 12 months.

In addition, the company from time to time evaluates potential acquisitions of business products and/or technologies that complement the company's business. To the extent that resources are insufficient to fund the company's activities, the company may need to raise additional funds. There can be no assurance that such additional funding,if needed, will be available. If adequate funds are not available on acceptable terms, the company may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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



INDEPENDENT AUDITOR'S REPORT                                     F1

CONSOLIDATED BALANCE SHEET                                       F2

STATEMENT OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS       F3

STATEMENT OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY        F4

STATEMENT OF CONSOLIDATED CASH FLOWS                             F5

COMPARATIVE CONSOLIDATED STATEMENT OF OPERATIONS                 F6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               F7-F17



































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



December 26, 2000
Ft Lauderdale, Florida

                                    -F1-






                           WHITNEY INFORMATION NETWORK, INC.

                         (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                               CONSOLIDATED BALANCE SHEET

               AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                          Restated            Restated
ASSETS                                      1999                1998
Current Assets:
Cash                                  $  1,274,708         $   370,571
Accounts Receivable                      1,395,559             980,263
Due From Affiliates                        175,961             117,322
Prepaid Advertising                        669,107             141,448
Income Taxes Receivable                    968,132
Deferred Expenses                        1,361,326             676,899
                                         _________           _________
    Total Current Assets                 5,844,793           2,286,503
                                         _________           _________
Other Assets:
Property and Equipment, net                278,540                   -
Other Assets                               161,070              40,725
                                           _______              ______
    Total Other Assets                     439,610              40,725
                                         _________           _________
    Total Assets                      $  6,284,403         $ 2,327,228
                                         =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable                      $    596,463         $   564,708
Due from Affiliates                                             12,428
Accrued Seminar Expenses                   247,860                   -
Deferred Revenues                        9,311,574           3,958,244
Other Liabilities                          362,351              62,948
                                        __________           _________
     Total Current Liabilities          10,518,248           4,598,328
                                        __________           _________
Other Liabilities:
Shareholders Loans                                              64,979
                                                                ______
     Total Other Liabilities                                    64,979
                                        __________           _________
     Total Liabilities                $ 10,518,248         $ 4,663,307
                                        __________           _________

SHAREHOLDERS' EQUITY
Common Stock, no par value,
7,528,022 shares as of 12/31/99 and
7,500,047 shares as of 12/31/98 issued
and outstanding                       $     67,102         $     2,602
Paid in Capital                                900                 900
Retained Earnings (deficit)             (4,301,847)         (2,339,581)
                                         _________           __________
     Total Shareholders' Equity
      (deficit)                         (4,233,845)         (2,336,079)
                                         _________           __________
Total Liabilities and Shareholders'
Equity                                $  6,284,403         $ 2,327,228
                                         =========           =========

           The accompanying notes are an integral part of the consolidated financial statements.

                                        -F2-





                             WHITNEY INFORMATION NETWORK, INC.

                         (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                            STATEMENT OF CONSOLIDATED OPERATIONS
                                   AND RETAINED EARNINGS

              AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                            Restated             Restated
                                              1999                 1998

Sales                                    $ 26,775,589         $ 13,760,208
Cost of Sales                              11,529,312            4,682,850
                                          ___________           __________
     Gross Profit                        $ 15,246,277         $  9,077,358
                                          ___________            _________
Expenses
  Advertising and Sales Expense          $ 12,708,275            8,773,036
  General and Administrative Expense        4,500,268            2,542,629
                                           __________           __________
       Total Expenses                      17,208,543           11,315,665

  Income (Loss) Before Taxes             $ (1,962,266)        $ (2,238,307)

  Income Taxes, see note                           -                     -
                                            _________            __________
      NET INCOME (LOSS)                  $ (1,962,266)        $ (2,238,307)

Retained Earnings (deficit),
  beginning of year                        (2,339,581)            (101,274)
                                            _________            __________
Retained Earnings (deficit),
  end of year                            $ (4,301,847)        $ (2,339,581)
                                            _________            __________
Basic and Fully Diluted Earnings
(Loss) Per Share, Adjusted for
Reverse Split and Exchange of Stock
Transaction, see note                    $     ( 0.26)        $     ( 0.30)
                                            _________            __________


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
















                          WHITNEY INFORMATION NETWORK, INC.

                     (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

             STATEMENT OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY

             AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                      Restated    Restated
                             Common Stock    Paid     Retained     Total
                            Number of         in      Earnings  Shareholders'
                             Shares   Value  Capital  (Deficit)    Equity
                                                                  (Deficit)

Balance December 31,1997     976,200 $ 2,602        $   (2,564) $        38

Reverse Split               (226,153)

Exchange of Stock          6,750,000         $900      (98,710)     (97,810)

Net Income (Loss) for
the Year Ended
December 31, 1998                                   (2,238,307) $(2,238,307)
                           _________  ______  ___    _________    _________

Balance December 31,1998   7,500,047 $ 2,602 $900  $(2,339,581) $(2,336,079)

Issuance of Stock
During 1999                   27,975  64,500                         64,500

Net Income (Loss) for
the Year Ended
December 31, 1999                                  $(1,962,266) $(1,962,266)
                                                     _________    _________

Balance December 31, 1999  7,528,022 $67,102 $900  $(4,301,847) $(4,233,845)
                           _________  ______  ___    _________    _________
Weighted Average Number
of Shares Outstanding
During 1998, Assuming
that the Exchange Took
Place at the
Beginning of 1998          7,500,047
                           _________
Weighted Average Number of
Shares Outstanding
During 1999                7,514,035
                           _________





             The accompanying notes are an integral part of the
                    consolidated financial statements.

                                    -F4-











                                WHITNEY INFORMATION NETWORK, INC.

                          (FORMERLY WIN SYSTERMS INTERNATIONAL, INC.)

                              STATEMENT OF CONSOLIDATED CASH FLOWS

                   AS OF AND FOR THE YEARS ENDED DECEMBER, 31, 1999 AND 1998


                                                   Restated       Restated
                                                     1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings (Loss) from Operations            $(1,962,266)    $(2,238,307)
    Add back depreciation & amortization              18,267

  Changes in Operating Assets and Liabilities:
    (Increase) in Accounts Receivable               (415,296)       (902,148)
     Decrease in Notes Receivable                                     14,979
    (Increase) Decrease in Prepaids and
      Other Assets                                  (527,659)        110,306
    (Increase) in Other Receivables               (1,110,037)       (  9,045)
    (Increase) in Deferred Expenses                 (684,427)       (610,899)
    Increase in Accounts Payable                      31,755         480,601
    Increase in Deferred Revenues                  5,353,330       3,719,244
    Increase in Accrued Seminar Expense              247,860               -
    Increase in Other Liabilities                    299,403          55,097
                                                   _________       _________
  Net Cash Flow from Operations                  $ 1,250,950     $   619,468
                                                   _________       _________
CASH USED IN INVESTING ACTIVITIES
  Purchases of Property and Equipment               (278,540)              -
  Loans Made to Affiliates                          (120,345)       (117,973)
                                                    ________        ________
  Net Cash (used in) Investing Activities        $  (398,885)    $  (117,973)
                                                     _______         _______

CASH USED IN FINANCING ACTIVITIES
  Issuance of Common Stock                            64,500          (2,602)
  Net Repayments of Loans from Affiliates            (12,428)       (158,358)
                                                     _______        ________
  Net Cash provided by (used in)
    Financing Activities                         $    52,072        (160,900)
                                                     _______        ________

  Increase in Cash                               $   904,167     $   340,535

  Cash at Beginning of year                      $   370,571     $    30,036

  Cash at End of Year                            $ 1,274,708     $   370,571





              The accompanying notes are an integral part of the
                      consolidated financial statements.


                                    -F5-






                                WHITNEY INFORMATION NETWORK, INC.

                            (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                         COMPARATIVE CONSOLIDATED STATEMENT OF OPERATIONS

                    AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                      Restated               Restated
                                   Quarter Ended            Year Ended
                                      December               December
                                  1999       1998         1999       1998

Sales                        $10,060,202 $ 4,879,288  $26,775,589 $13,760,208

Cost of Sales                  4,446,357   1,760,533   11,529,312   4,682,850
                              __________   _________   __________   _________

    Gross Profit             $ 5,613,845 $ 3,118,755  $15,246,277 $ 9,077,358
                              __________   _________   __________  __________

Expenses
 Advertising & Sales Expense $ 4,983,282 $ 4,330,864  $12,708,275 $ 8,773,036
 General & Administrative
  Expense                      1,104,902   1,097,771    4,500,268   2,542,629
                              __________   _________   __________  __________
    Total Expenses           $ 6,088,184 $ 5,428,635  $17,208,543 $11,315,665
                              __________   _________   __________  __________

Income (Loss) Before Taxes   $  (474,339)$(2,309,880) $(1,962,266)$(2,238,307)

Income Taxes (see note)      $         0 $         0  $         0 $         0
                              __________   _________   __________  __________

NET INCOME (LOSS)            $  (474,339)$(2,309,880) $(1,962,266)$(2,238,307)

Retained Earnings (deficit),
  beginning of period        $(3,827,508)$   (29,701) $(2,339,581)$  (101,274)
                              __________   _________   __________  __________
Retained Earnings (deficit),
  end of period              $(4,301,847)$(2,339,581) $(4,301,847)$(2,339,581)
                              ==========   =========    =========   =========
Basis and Fully Diluted
 Earnings (Loss) Per Share** $     (0.06)$     (0.31) $     (0.26)$     (0.30)
                              ==========   =========    =========   =========
Weighted average number of
 shares outstanding during
 the period.                   7,526,025   7,500,047    7,519,945   7,500,047
                              ==========   =========    =========   =========
**Prior periods have been
restated to reflect the merger
as if it took place at the
beginning of the period.





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

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminars and the seminar has taken place (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and the seminar has taken place and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See liability for Deferred Revenues on the balance sheet in the amount of $8,786,597 at December 31, 1999 and $3,958,244 at December 31, 1998.

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

                    (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


DEFERRED EXPENSES FOR FUTURE EDUCATIONAL PROGRAMS

When a student signs up to attend a future educational seminar with the Company the tuition that was collected or accrued is deferred. Certain expenses related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Seminar Expense in the amount of $1,361,326 at December
31, 1999 and $676,899 at December 31, 1998.

The Company changed the method of accounting for deferred expenses pursuant to discussions with the SEC and the financial statements have been restated accordingly resulting in a loss of $0.39 per share for the year ended December 31, 1999 as opposed to a gain of $0.? per share previously reported.

The Company changed the method of accounting for deferred expenses pursuant to discussions with the SEC and the financial statements have been restated accordingly resulting in a loss of $0.39 per share for the year ended December 31, 1999, as opposed to a gain of $0. per share as previously reported.

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






                        WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


RELATED PARTY TRANSACTIONS (CONTINUED)

At December 31, 1999 and December 31, 1998 the related party receivables and payables on the balance sheet were as follows:

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


The Company has receivables from Whitney Leadership Group in the amount of $175,187; MRS Equity Corp. in the amount of $747 and RAW, Inc. in the amount of $27 shown on the balance sheet as Due from Affiliates at December 31, 1999.

MRS Equity Corp. provides certain products and services for WHITNEY INFORMATION NETWORK, INC. and WHITNEY INFORMATION NETWORK, INC. provides MRS Equity Corp. with payroll services including leased employees. WHITNEY INFORMATION NETWORK, INC. provides payroll services to MRS Equity Corp. in the amount of $111,724 for the year ended December 31, 1999 and $100,272 the year ended December 31,1998. MRS Equity Corp. provided WHITNEY INFORMATION NETWORK, INC. with $254,826 and $216,500 for product costs for the year ended December 31, 1999 and 1998, respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC. owns a controlling interest.



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







Non-Statutory Stock Options:




Date of                 Number of         Exercise           Date of
 Grant                   Shares            Price           Expiration

September 1, 1998        220,000           $2.000        September 1, 2008
August 31, 1999           76,700            1.875          August 31, 2009
Total Non - Statutory    296,700

Incentive Stock Options:

September 1, 1998        121,500           $2.000        September 1, 2008
April 1, 1999             20,000            1.875            April 1, 2009
April 26, 1999            10,000            1.875           April 26, 2009
August 31, 1999          309,950            1.875          August 31, 2009
October 20, 1999          55,000            1.875         October 20, 2009
    Total Incentive      516,450

       Grand Total       813,150

              The accompanying notes are an integral part of the
                     consolidated financial statements.


                                       -F17-











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



                        SUMMARY COMPENSATION TABLE
(a)        (b)   (c)     (d)    (e)     (f)        (g)        (h)    (i)
                               Other   Restricted Securities
Name and                       Annual  Stock      Underlying LTIP   All
                                                  Other
Principal                      Compen-            Options/   Pay-  Compen-
Position    Year Salary  Bonus sation  Award(s)   SARs       outs  sation
                 ($)     ($)   ($)     ($)         (#)       ($)   ($)

             1999 $67,344  0    0       0           0         0    $67,344
Russell      1998 $52,000  0    0       0           0         0    $52,000
 Whitney     1997 $39,365  0    0       0           0         0    $39,365
CEO          1996     -0-  0    0       0           0         0         -0-

             1999 $44,093  0    0       0           0         0    $44,093
Richard      1998 $30,281  0    0       0           0         0    $30,281
 Brevoort    1997 $32,224  0    0       0           0         0    $32,224
President    1996 $19,480  0    0       0           0         0    $19,480

             1999 $42,770  0    0       0           0         0    $42,770
Ronald       1998 $ 5,927  0    0       0           0         0    $ 5,927
 Simon       1997     -0-  0    0       0           0         0        -0-
CFO          1996     -0-  0    0       0           0        -0-



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

     The following grants of stock options, whether or not in tandem with stock appreciation rights ('SARs') and freestanding SARs have been made to officers and/or directors:





                              Number of
                              Securities
                 Number of    Underlying

                 Securities   Options/SARs
                 Underlying   Granted      Exercise    No. of
                 Options      During Last  or Base     Options   Expiration
Name             SARs         12 Months[1] Price($/Sh) Exercised   Date
                 Granted

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

     On August 18, 1998, the Company acquired all (100 shares) of the issued and outstanding shares of common stock of Win Systems, Inc. in exchange for 6,750,000 shares, 187,500 Class A Warrants, and 340,000 Class B Warrants. 97.5% of the shares of Win Systems, Inc. were owned by Russell Whitney, the current Chief Executive Officer and Chairman of the Board of Directors of the Company and the remaining shares were owned by other key personnel.

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

                                     WHITNEY INFORMATION NETWORK, INC.

Dated:  December 26, 2000                    By:/s/Richard W. Brevoort
                                                   -------------------
                                                   Richard W. Brevoort
                                                   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Title                          Date
-----------                   -----                          -----

/s/Russell A. Whitney         Chief Executive Officer     December 26, 2000
----------------------        Chairman
Russell A. Whitney


/s/Richard W. Brevoort        President                   December 26, 2000
----------------------        Director
Richard W. Brevoort


/s/Richard S. Simon           Secretary/Treasurer         December 26, 2000
--------------------          Chief Financial Officer
Richard S. Simon              Director




ARTICLE 5

This schedule contains summary financial information extracted from the Consolidated Statement of Financial Condition at December 31, 1999 and the Consolidated Statement of Income for the year ended December 31, 1999 and is qualified in its entirety by reference to such financial statements.


Fiscal Year End                                     DEC-31-1999
Period Start                                        JAN-01-1999
Period End                                          DEC-31-1999
Period Type                                              12-MOS
Cash                                                  1,274,708
Securities                                                    0
Receivables                                           1,395,559
Allowances                                                    0
Inventory                                                     0
Current Assets                                        5,844,793
PP&E                                                    295,193
Depreciation                                             16,653
Total Assets                                          6,284,403
Current Liabilities                                  10,518,248
Bonds                                                         0
Common                                                   67,102
Preferred-Mandatory                                           0
Preferred                                                     0
Other SE                                                      0
Total-Liability-and-Equity                            6,284,403
Sales                                                26,775,589
Total Revenues                                       26,775,589
CGS                                                  11,529,312
Total-Costs                                          11,529,312
Other-Expenses                                       17,208,543
Loss-Provision                                                0
Interest-Expense                                              0
Income-Pretax                                        (1,962,266)
Income-Tax                                                    0
Income-Continuing                                    (1,962,266)
Discontinued                                                  0
Extraordinary                                                 0
Changes                                                       0
Net-Income                                           (1,962,266)
EPS-Basic                                                  (.26)
EPS-Diluted                                                (.26)