Form 10QSB/A
period 2000-03-31
WHITNEY INFORMATION NETWORK INC
filed 2000-12-27
CIK 1095276

WHITNEY INFORMATION NETWORK INC



                           Filing Type:  10QSB/A
                  Description:  Amended Quarterly Report
                     Filing Date:  December 27, 2000
                       Period End:  March 31, 2000


     Primary Exchange: Over the Counter Includes OTC and OTCBB
                              Ticker:  RUSS




Table of Contents




To jump to a section, double-click on the section name.

10QSB

	3
	3
	3
	3
	4
	4
	5
	8
	11
	12
	15
	15
	15
	18
	18
	18
	18
	18

EX-27

	19




      10QSB
          1












                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                     ----------------------------------

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




  Consolidated Balance Sheet  .  .  .  .  .  .  .  .  . . . .1-2

  Consolidated Statement of Operations . . . .  .  .  . . . .  3

  Consolidated Statement of Cash Flows . . . .  .  .  . . . .  4

  Consolidated Statement of Changes in Shareholders' Equity. . 5

  Notes to the Consolidated Financial Statements . . . . . .6-13










































                      WHITNEY INFORMATION NETWORK, INC.
                         Consolidated Balance Sheet
                       As of March 31, 2000 and 1999


                                                   Restated         Restated
                                                   March 31         March 31
                                                    2000             1999

  CURRENT ASSETS:
  Cash                                         $  2,564,284     $  1,339,155
  Accounts Receivable                             1,764,733        1,260,129
  Income Taxes Receivable                         1,459,632          148,132
  Prepaid Advertising and Other                     810,756          570,197
  Due From Affiliates                               163,849           76,203
  Deferred Seminar Expense                        1,890,843          935,813
  Other Current Assets                              115,327           47,032
                                                  ---------        ---------
  Total Current Assets                            8,769,424        4,376,627


  PROPERTY AND EQUIPMENT, net                       411,182           87,855

  OTHER ASSETS
   Contract Rights, net                              48,683           49,000
                                                  ---------        ---------

  TOTAL ASSETS                                 $  9,229,289     $  4,513,482
                                                 ==========        =========



             The accompanying notes are an integral part of the consolidated financial statements

                                      F1
































                        WHITNEY INFORMATION NETWORK, INC.
                           Consolidated Balance Sheet
                          As of March 31, 2000 and 1999


                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  Restated        Restated
                                                  March 31        March 31
                                                    2000            1999

  LIABILITIES
  CURRENT LIABILITIES
  Accounts Payable                             $    678,237     $  758,631
  Loans from Affiliates                                   -         16,399
  Deferred Revenues                              12,780,554      6,269,357
  Other Accrued Liabilities                         709,160         68,958
                                                    -------      ---------
   TOTAL CURRENT LIABILITIES                     14,167,951      7,113,399
                                                 ----------      ---------
  OTHER LIABILITIES AND DEFERRED CREDITS
  Loans from Shareholder                                  -         64,979
                                                    -------         ------
    TOTAL OTHER LIABILITIES                                         64,979

                                                    -------        -------
    TOTAL LIABILITIES                          $ 14,167,951     $7,178,378
                                                 ----------      ---------


                             SHAREHOLDERS' EQUITY


  Common Stock, no par value,
   25,000,000 shares authorized;
    7,528,022 shares issued and outstanding     $    67,102    $    53,253
  Paid In Capital                                       900            900
  Retained Earnings (Deficit)                    (5,006,664)    (2,719,009)
                                                  ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         (4,938,662)    (2,664,856)
                                                  ---------       ---------
    TOTAL LIABILITIES
     AND SHAREHOLDERS' EQUITY                   $ 9,229,289   $  4,513,482
                                                  ==========     =========


  The accompanying notes are an integral part of the consolidated financial statements


                                   F2


















                       WHITNEY INFORMATION NETWORK, INC.
                     Consolidated Statement of Operations
               For the Three Months Ended March 31, 2000 and 1999



                                                  Restated        Restated
                                                  March 31        March 31
                                                    2000            1999


  SALES                                           $ 8,640,017   $  4,654,532

  COST OF SALES                                     3,485,659      1,900,656
                                                    ---------      ---------
  GROSS PROFIT                                    $ 5,154,358   $  2,753,876
                                                    ---------      ---------
  EXPENSES
  Advertising and Sales Expense                   $ 4,506,010   $  2,145,714
  General and Administrative Expense                1,353,165        987,590
                                                    ----------       -------
      Total Expenses                                5,859,175      3,133,304
                                                    ---------      ---------
  (Loss) Before Taxes                             $  (704,817)  $   (379,428)
  Less: Income Taxes (see note)                          -              -
                                                      -------       --------
  NET (LOSS)                                      $  (704,817)  $   (379,428)

  Retained Earnings (Deficit),
   Beginning of Period                             (4,301,547)    (2,339,581)
                                                    ---------      ---------
  Retained Earnings (Deficit),
   End of Period                                  $(5,006,364)  $ (2,719,009)
                                                    =========      =========
  Basic and Fully Diluted
   Loss Per Share                                 $     -0.09   $      -0.05
                                                         ====           ====

  Weighted average number of shares
  outstanding during the period                     7,513,859      7,500,047
                                                    =========      =========



  The accompanying notes are an integral part of the consolidated financial statements.


                                      F3


















                        WHITNEY INFORMATION NETWORK, INC.
                       Consolidated Statement of Cash Flows
            As of and for the Three Months Ended March 31, 2000 and 1999


                                                 Restated      Restated
                                                 March 31      March 31
                                                   2000          1999

  CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss From Operations                   $  (704,817)   $  (379,428)
   Add Back Depreciation and Amortization          35,000              -
                                                   ------        -------
                                                 (669,817)      (379,428)
  Changes in Operating Assets and Liabilities
   (Increase)in Accounts Receivable              (369,174)      (279,866)
   (Increase)in Prepaid and Other Assets         (720,840)      (160,270)
   (Increase)in Deferred Expenses                (529,517)      (258,920)
   Increase(Decrease)in Accounts Payable          (61,276)       193,923
   Increase in Deferred Revenues                3,468,980      2,311,113
   Increase in Other Liabilities                  391,191          6,009
                                                  -------          -----
  Net Cash Flow From Operations               $ 1,509,547    $ 1,432,561
                                                ---------      ---------

  CASH USED IN INVESTING ACTIVITIES
   Purchase of Property and Equipment         $  (132,642)   $   (87,855)
   Acquisition of Contract Rights                     317        (49,000)
   Loans made to Affiliates                       (87,646)         3,971
                                                ---------        -------
  Net Cash (Used In) Investing Activities     $  (219,971)   $  (132,884)
                                                ---------        -------

  CASH USED IN FINANCING ACTIVITIES
   Issuance of Common Stock                   $         -    $    50,561
   Loans From Affiliates                                         (41,119)
                                                ---------         ------
  Net Cash Provided by Financing Activities             0          9,442
                                                ---------         ------

  Increase in Cash                            $ 1,289,576    $ 1,309,119

  Cash at Beginning of Period                   1,274,708         30,036
                                                ---------         ------
  Cash at End of Period                       $ 2,564,284     $1,339,155
                                                =========      =========


     The accompanying notes are an integral part of the consolidated financial statements

                                   F4









                     WHITNEY INFORMATION NETWORK, INC.
            Consolidated Statement of Changes in Stockholders' Equity As of and For the Three Months Ended March 31, 2000 and 1999

                                                    Restated    Restated
                            Common Stock    Paid    Retained     Total
                          Number of          In     Earnings  Shareholders'
                           Shares   Value  Capital  (Deficit) Equity(Deficit)

  Balance
  December 31, 1997        976,200 $ 2,602 $  0    $   (2,564)  $        38

  Reverse Split           (226,153)

  Merger with Win Systems,
   Inc./Exchange Stock   6,750,000         $900    $  (98,710)  $   (97,810)

  Net Loss for the
   Year Ended
   December 31, 1998                                (2,238,307)  (2,238,307)
                                                     ---------    ---------

  Balance
   December 31, 1998     7,500,047 $ 2,602 $900    $(2,339,581) $(2,336,079)

  Net Loss for the
   Year Ended
   December 31, 1999                                (1,962,266)  (1,962,266)

  Issuance of Shares
   for Acquisitions         20,000  50,000                           50,000

  Issuance of Shares
   for Services              8,000  14,500                           14,500
                            ------  ------           ---------    ---------


  Balance
   December, 1999        7,528,047 $67,102 $900    $(4,301,847  $(4,233,845)

  Net Loss for the
   Three Months Ended
   March 31, 2000                                     (704,817)    (704,817)

                                                     ----------   ---------

  Balance
   March 31, 2000        7,528,047 $67,102 $900    $(5,006,664) $(4,938,662)
                         =========  ======  ===      =========    =========


      The accompanying notes are an integral part of the consolidated financial statements




                                     F5













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




                                    F6











                        WHITNEY INFORMATION NETWORK, INC.

                    (FORMERLY WIN SYSYTEMS INTERNATIONAL, INC.)

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






                                     F7










                       WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUE RECOGNITION

Revenue from product sales is recognized at the time the sale is made. Revenue from educational seminars is recorded (1) when the non refundable deposit is received for the seminar and the seminar has taken place (2) when it is reasonably certain that the balance of the option to purchase additional educational programs will be exercised and paid and the seminar has taken place and (3) revenues are deferred when the seminar proceeds are received in full in the current period and the seminar takes place in a subsequent period. See liability for deferred revenues on the balance sheet in the amount of $12,780,554 at March 31, 2000 and $6,269,357 at
March 31, 1999.

DEFERRED EXPENSE FOR FUTURE EDUCATIONAL PROGRAMS

When a student signs up to attend a future educational seminar with the Company, the tuition that was collected or recorded as a receivable is deferred. The expenses related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Expenses in the amount of $1,890,843 at March 31, 2000 and $935,819 at March 31, 1999.

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




                                         F8










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

In 1997 the Company adopted SFAS no. 128 "Earnings Per Share." SFAS no 128 (the"statement") establishes standards for computing and presenting earnings per share ("EPS"). This Statement replaces the presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. This statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPA computation.


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


                                       F9








                         WHITNEY INFORMATION NETWORK, INC.

                     (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


RELATED PARTY TRANSACTIONS

The Company has rented its international headquarters in Cape Coral, Florida since 1992 from the Chairman of the Board and Pays rent on annual leases. Rentals under the related party lease were $35,622 and $26,606 for the years ended December 31, 1999 and 1998, respectively. The Company leases approximately 8,700 square feet presently. Future minimum payments, by year and in aggregate under capital and noncancellabe operating leases with initial or remaining terms of one year or more are shown in the Commitments footnotes.

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


                                       F10








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

RAW, Inc. is a company owned by the Chairman of the Board of WHITNEY INFORMATION NETWORK, INC., which buys and sells and invests in real property.

In 1998, the Company's outside accountant became the Chief Financial Officer of the Company and a shareholder of the Company. During 1998 the Company paid $19,052 in accounting fees to its now Chief Financial Officer, $495 during 1999, and $18,487 during 1999, and $0 during the three months ended March 31, 2000; including related companies.

Those items above that are reasonably expected to be collected within one year are shown as short term and those which are not expected to be collected during the next year are shown as long-term.

INCOME TAXES

At March 31, 2000 the Company had Federal net operating loss carry-forwards of approximately $5,000,000 available to carry-forward to offset future revenues.

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


                                       F11



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
                                ======

At a meeting with the Company and the SEC in late November, 2000, the Company agreed to change its method of accounting to recognize advertising and substantially all other related expenses that gave rise to the deferred revenues as period costs. Therefore, the Company has restated its financial statements to reflect this change.

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



                                       F12



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

COMMON STOCK OPTIONS

The Company has granted to key employees both non-statutory and incentive stock options for 813,150 shares under terms and conditions that at any time between the grant date and two years of service, the optionee may purchase up to 25% of the option shares. After two years of continuous service the optionee may purchase up to 50% of the shares. After three years of continuous service the optionee may purchase all of the shares. All of the options expire ten years from the date of the grant. The tables below list the status of the options at March 31, 2000.

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


CAPITAL CHANGES

On February 1, 1999 the Company issued 20,000 shares of its common stock in exchange for all of the outstanding stock of Wealth Intelligence Network, Inc. The shares were valued at $2.50 each for a total purchase price of $50,000. Wealth Intelligence Network, Inc. publishes a monthly financial newsletter and provides and promotes financial education and training.
In addition, the Company issued 8,000 shares to a financial public relations firm for financial public relations services in the amount of $14,500 (2,000 on May 31, 1999 valued at $2.00 per share; 2,000 on June 30, 1999 valued at $1.875 per share; 2,000 on July 31, 1999 valued at $1.750 per share;
and 2,000 on August 31, 1999 valued at $1.625 per share).



                                         F13


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

Revenues: Total revenue for the three months ended March 31, 2000 was $8,640,017, an increase of $3,985,485 or 85.6% compared to the same period in 1999 of $4,654,532. The combination of the increase in advance training courses held and the higher registrations and revenue contributed to the increase above.

Advertising and Sales Expense: Advertising and sales expense, of which Advertising represents approximately 50% of the expenses for the three months ended March 31, 2000, was $4,506,010, an increase of $2,360,966 or 110% compared to the same period in 1999. The increase in Advertising and Sales expense is due to higher volume resulting from increased sales and new products introduced late in the fourth quarter of 1999.

General and Administrative expenses increased to $1,353,165, an increase of $365,575, or 37% over the comparable period in 1999.

Cost of Sales increased proportionately in comparison with the increase in sales for the first quarter of 2000 to $3,485,659, an increase of $1,585,003 or 83.3% over the prior comparable period in 1999.

Net Loss for the three months ended March 31, 2000 was $704,817 as compared with a net loss of $379,428 for the three months ended March 31, 1999, an increase of $325,389 (86%)or $(.09) per share as compared to $(.05) per share for the prior period. The increase in the loss is directly attributable to increased deferred revenues in 2000 over the prior period and increased period costs.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ended March 31, 2000 and 1999 was $0.7 million and $0.4 million, respectively. EBITDA is defined as net income (loss) before income taxes, interest and other income and expense, net, plus depreciation and amortization including amortization of pending real estate sales contracts.Net loss per share was $(.09) for the three months ended March 31, 2000 as Compared to %(.05) per share for the prior year period ended March 31, 1999.

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

The Company's cash used in investing activities was $0.0 and $0.1 million for the three months ended March 31, 2000 and 1999, respectively. The Company's cash used in investing activities for the three months ended March 31, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $.2 million and $.1 million, respectively.

Restatement

At a meeting with the Company and the SEC in late November, 2000, the Company agreed to change its method of accounting to recognize advertising and substantially all other related expenses that gave rise to the deferred revenues as current period costs. Therefore, the Company has restated its financial statements to reflect this change.

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

Dated this 27th day of December, 2000.

WHITNEY INFORMATION NETWORK, INC.
(the "Registrant")

BY:  /s/Ronald S. Simon
     Ronald S. Simon
     Secretary/Treasurer, Chief Financial Officer
     and a member of the Board of Directors





ARTICLE  5
Period Type                                      3-MOS
Fiscal Year End                            DEC-31-2000
Period End                                 MAR-31-2000
Cash                                         2,564,284
Securities                                           0
Receivables                                  1,764,733
Allowances                                           0
Inventory                                            0
Current Assets                               8,769,424
PP&E                                           446,182
Depreciation                                    35,000
Total Assets                                 9,229,289
Current Liability                           14,167,951
Bonds                                                0
Preferred-Mandatory                                  0
Preferred                                            0
Common                                          67,102
Other SE                                    -5,006,664
Total Liability and Equity                   9,229,289
Sales                                        8,640,017
Total Revenues                               8,640,017
CGS                                          3,485,659
Total Costs                                  3,485,659
Other Expenses                               5,859,175
Loss-Provision                                       0
Interest-Expense                                     0
Income-Pretax                                 -704,817
Income-Tax                                           0
Income Continuing                             -704,817
Discontinued                                         0
Extraordinary                                        0
Changes                                              0
Net-Income                                    -704,817
EPS Basic                                        -0.08
EPS Diluted                                      -0.08


