Form 10QSB/A
period 2000-06-30
WHITNEY INFORMATION NETWORK INC
filed 2000-12-28
CIK 1095276

WHITNEY INFORMATION NETWORK INC



                               Filing Type:   10QSB/A
                               Description:   Amended Quarterly Report
                               Filing Date:   Dec 28, 2000
                               Period End:    Jun 30, 2000



                 Primary Exchange: Over the Counter Includes OTC and OTCBB
                                     Ticker: RUSS







Table of Contents






10QSB OTHERDOC

	3
	3
	3
	4
	4
	5
	6
	7
	8
	12
	20
	21
	21
	21
	24
	24
	24
	24
	24

EX-27 OTHERDOC

	27




      10QSB OTHERDOC
          1
                                           Document is copied.




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
























                       WHITNEY INFORMATION NETWORK, INC.
                                FORM 10QSB/A
          AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999





                               TABLE OF CONTENTS


ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheet.......................1-2

           Consolidated Statement of Operations
             And Retained Earnings..........................  3

           Consolidated Statement of Cash Flows.............4-5

           Consolidated Statement of Changes in
             Shareholders' Equity...........................  6

           Comparative Consolidated Statement of
             Operations and Retained Earnings...............  7

           Notes to the Consolidated Financial
             Statements................................... 8-17

PART II   OTHER INFORMATION                                  17

ITEM 1.   LEGAL PROCEEDINGS                                  17

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                  18-19

ITEM 3.   CHANGES IN SECURITIES AND USE OF
           PROCEEDS                                          19

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES                    19

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                  19

ITEM 6.   NONE                                               20

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K                   20

SIGNATURE PAGE                                               20













                     WHITNEY INFORMATION NETWORK, INC.
                       Consolidated Balance Sheet
                      As of June 30, 2000 and 1999


                               ASSETS


                                  Restated       Restated
                                  June 30        June 30
                                    2000          1999
                                   -----          -----

CURRENT ASSETS:

Cash                           $ 2,827,553    $ 1,512,455
Accounts Receivable              2,615,931      1,730,688
Prepaid Advertising,
 and Other                         744,103        531,949
Income Taxes Receivable          1,663,632        313,132
Due From Affiliates                183,297        114,015
Deferred Seminar
 Costs                           2,579,813      1,160,653
Other Current Assets               355,996         70,344
                                   -------         ------
  Total Current Assets          10,970,325      5,433,236
                                __________      _________

Property and Equipment at Cost
  Less accumulated depreciation
  of $62,000 in 2000 and
  $22,568 in 1999                  451,816        127,444
                                __________      _________

OTHER ASSETS:
 Contract Rights (net of
  amortization of $1,634)           48,683         49,500
                                __________     __________

TOTAL ASSETS                   $11,470,823    $ 5,610,180
                                ==========     ==========




        The accompanying notes are an integral part of the consolidated financial statements


                              F1






















                 WHITNEY INFORMATION NETWORK, INC.
                    Consolidated Balance Sheet
                    As of June 30, 2000 and 1999



             LIABILITIES AND SHAREHOLDERS' EQUITY

                                  Restated        Restated
                                  June 30         June 30
                                    2000           1999
                                    ----           ----

LIABILITIES


CURRENT LIABILITIES:
Accounts Payable               $    679,326   $    666,667
Deferred Educational
  Revenues                       17,752,891      8,357,501
Other Accrued Liabilities           761,910         74,199
                                 ----------      ---------
  TOTAL CURRENT LIABILITIES    $ 19,194,127   $  9,365,367
                                 ----------      ---------
OTHER LIABILITIES

Loans from Shareholder                              19,979
                                                    ------
  TOTAL OTHER LIABILITIES                           19,979
                                 ----------      ---------

  TOTAL LIABILITIES            $ 19,194,127   $  9,385,346
                                 ----------      ---------


                      SHAREHOLDERS' EQUITY

Common Shares, no par value,
 25,000,000 shares authorized
  7,500,047 shares
  issued and outstanding       $     67,102   $     60,352

Paid In Capital                         900            900

Retained Earnings (Deficit)      (7,791,305)    (3,836,418)
                                  ---------      ---------
  Total Shareholders' Equity
   (Deficit)                   $ (7,723,303)  $ (3,775,186)
                                  ---------      ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY          $ 11,470,824    $ 5,610,180
                                 ==========     ==========

         The accompanying notes are an integral part of the consolidated financial statements

                             F2










                        WHITNEY INFORMATION NETWORK, INC.
            Consolidated Statement of Operations and Retained Earnings As of and For the Six Months Ended June 30, 2000 and 1999


                                  Restated       Restated
                                  June 30        June 30
                                   2000           1999
                                   ----           ----

SALES                         $ 17,418,022    $10,286,320
COST OF SALES                    7,024,545      4,340,090
                                 ---------      ---------
GROSS PROFIT                    10,393,477      5,946,230
                                 ---------      ---------
EXPENSES
Advertising and Sales Expense   10,813,021      5,441,025
General and Administrative
 Expense                         3,069,914      2,002,042
                                 ---------      ---------
  Total Expenses              $ 13,882,936    $ 7,443,067
                                 ---------      ---------

Income (Loss) Before Taxes      (3,489,458)    (1,496,387)
Less: Income Taxes(see note)          -               -
                                   -------        -------
NET (LOSS)                    $ (3,489,458)   $(1,496,387)
                                 =========      =========

Retained Earnings (Deficit),
 Beginning of Period            (4,301,847)    (2,339,581)
                                 ---------        -------

Retained Earnings (Deficit),
 End of Period                $ (7,791,305)   $(3,836,418)
                                 =========      =========

Basic and Fully Diluted
  Loss Per Share**            $      -0.46    $     -0.20
                                  ========       ========

Weighted average number of
 shares outstanding during
 the period                      7,520,953      7,513,859
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

                         F3












                       WHITNEY INFORMATION NETWORK, INC.
                     Consolidated Statement of Cash Flows
             As of and For the Six Months Ended June 30, 2000 and 1999

                                    Restated      Restated
                                    June 30       June 30
                                      2000         1999
                                      ----         ----


CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Loss From Operations            $(3,489,458) $(1,496,837)
  Add Back Depreciation and
   Amortization                          62,000        8,476
                                         ------        -----
                                    $(3,427,458) $(1,488,361)
                                      ---------    ---------
Changes in Operating Assets
 and Liabilities
(Increase) in Accounts Receivable    (1,220,372)    (750,425)
 Decrease in Notes Receivable                 -       10,558
(Increase) in Prepaid and
  Other Assets                       (  907,205)    (436,633)
(Increase) in Other Receivables        (256,261)     (40,137)
(Increase) in Deferred Expenses      (1,218,487)    (473,754)
Increase (Decrease) in Accounts
 Payable                               (364,997)     101,959
Increase in Deferred Revenues         8,441,317    4,399,257
Increase in Other Liabilities           469,268       11,211
                                      ---------    ---------

Net Cash Flow From Operations       $ 1,782,805   $1,323,675
                                      ---------    ---------


   The accompanying notes are an integral part of the
           consolidated financial statements
                           F4

























                     WHITNEY INFORMATION NETWORK, INC.
               Consolidated Statement of Cash Flows (continued)
           As of and For the Six Months Ended June 30, 2000 and 1999



                                      Restated       Restated
                                      June 30        June 30
                                       2000           1999
                                       ----           ----


CASH USED IN INVESTING ACTIVITIES
Purchase of Property and
 Equipment                         $  (235,277)    $ (135,103)
Acquisition of Contract Rights             317        (50,317)
Loans Made to Affiliates                (7,336)         3,307
Real Estate Sold                        12,336            -
                                        ------          -----
Net Cash Used in Investing
 Activities                        $  (229,960)    $ (182,113)
                                       -------        -------
CASH FROM FINANCING ACTIVITIES
Issuance of Common Stock                     -         57,750
Loans From Affiliates                                 (57,428)
                                       -------         ------
Net Cash provided by Financing
 Activities                                  -     $      322
                                       -------            ---

Increase in Cash                    $1,552,845     $1,141,884

Cash at Beginning of Period          1,274,708        370,571
                                     ---------      ---------

Cash at End of Period              $ 2,827,553     $1,512,455
                                     =========      =========




    The accompanying notes are an integral part of the
             consolidated financial statements
                            F5
























                      WHITNEY INFORMATION NETWORK, INC.
         Consolidated Statements of Changes in Shareholders' Equity As of and For the Six Months Ended June 30, 2000 and 1999



                                              Restated    Restated
                      Common Stock    Paid    Retained     Total
                     Number of         In     Earnings  Shareholders'
                    Shares    Value  Capital  (Deficit)    Equity
                                                         (Deficit)


Balance
December 31,
1997                976,200  $2,602 $   0  $    (2,564)    $       38

Reverse Split      (226,153)

Merger with Win
 Systems, Inc./
 Exchange Stock   6,750,000         $ 900  $   (98,710)    $  (97,810)

Net (Loss) for the
 Year Ended
 December 31, 1998                          (2,238,307)    (2,238,307)
                  ---------  -----   ----    ---------      ---------

Balance
December 31,
 1998             7,500,047  $2,602 $ 900  $(2,339,581)   $(2,336,079)

Net (Loss) for
 the Year Ended
 December 31, 1999                          (1,962,226)    (1,962,226)

Issuance of Shares
 for Acquisitions    20,000  50,000
Issuance of Shares
 for Services         8,000  14,500
                 ----------  ------ ----     ---------      ---------
Balance
 December,
   1999           7,528,047 $67,102 $ 900  $(4,301,807)   $(4,233,805)

Net (Loss) for
 the Six Months Ended
 June 30, 2000                              (3,489,458)    (3,489,458)
                                             ---------      ---------
Balance
 June 30,
  2000            7,528,047 $67,102 $ 900  $(7,791,265)   $(7,723,263)
                  =========  ======   ===    =========      =========



    The accompanying notes are an integral part of the
               consolidated financial statements
                            F6






                WHITNEY INFORMATION NETWORK, INC.
         Comparative Consolidated Statement of Operations
           And Retained Earnings For the Three Months and
                Six Months Ended June 30, 2000 and 1999


                     Restated     Restated      Restated     Restated
                      Quarter      Quarter       Quarter      Quarter
                       Ended        Ended         Ended        Ended
                      June 30      June 30       June 30      June 30
                       2000         1999          2000         1999
                       ----         ----          ----         ----
Sales              $8,778,005   $5,631,788     $17,418,022  $10,286,320

Cost of Sales       3,538,886    2,139,434       7,024,545    4,340,090
                    ---------    ---------       ---------    ---------
  Gross Profit     $5,239,119   $3,492,354     $10,393,477  $ 5,946,230
                    ---------    ---------      ----------    ---------
Expenses
 Advertising and
  Sales Expense    $6,307,002   $3,645,311     $10,813,012  $ 5,441,025

General and
 Administrative
 Expense            1,716,749      964,452       3,069,914    2,002,042
                    ---------     ---------      ---------    ---------
Total Expenses     $8,023,751   $4,609,763     $13,882,926   $7,443,067
                    ---------    ---------       ---------    ---------
Income (Loss)
 Before Taxes     $(2,784,632) $(1,117,409)    $(3,489,449) $(1,496,837)

Income Taxes
 (see note)                 -            -               -            -
                      -------    ---------       ---------    ---------
NET INCOME (LOSS) $(2,784,632) $(1,117,409)    $(3,489,449) $(1,496,837)

Retained Earnings
(Deficit), Beginning
 of period        $(5,006,664)  (2,719,009)     (4,301,847)  (2,339,581)
                    ---------    ---------       ---------    ---------
Retained Earnings
(Deficit), End of
 period           $(7,791,296) $(3,836,418)    $(7,791,296) $(3,836,418)
                    =========    =========       =========    =========


Basic and Fully Diluted
 Earnings (Loss)
 Per Share**      $     -0.37  $     -0.15     $     -0.46  $     -0.20
                         ====         ====            ====         ====

Weighted average
 Number of shares
 Outstanding during
 the Period         7,528,047    7,513,859       7,520,953    7,513,859
                    =========    =========       =========    =========

**Prior periods have been restated
  to reflect the merger as if it took
  place at the beginning of the period.

          The accompanying notes are an integral part of the consolidated financial statement.

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


HISTORY OF THE CORPORATION (continued)

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

DEFERRED EDUCATIONAL EXPENSE

When a student signs up to attend a future educational seminar with the Company, the tuition that was collected or recorded a receivable is deferred. The expenses directly related to the deferred tuition are also deferred.
The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Educational Expenses in the amount of $2,579,813 at June 30, 2000 and $1,160,653 at June 30, 1999.

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

On August 18, 1998, WHITNEY INFORMATION NETWORK, INC. issued 187,500 Class A stock purchase warrants and 340,000 Class B stock purchase warrants The Class A warrants are exercisable at $4.00 per share two years after the underlying stock is registered. The Class B warrants were exchanged for employee stock options on May 1, 2000.

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











                      WHITNEY INFORMATION NETWORK, INC.

                  (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

           AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


MERGERS, ACQUISITIONS AND CAPITAL ACCOUNTS (continued)

On February 1, 1999 the Company exchanged all of the assets of Wealth Intelligence Network, Inc. for 20,000 shares of the Company's stock valued at $2.50 per share. In addition, the Company, during the period from May to August 1999, issued 8,000 shares of the Company's stock, valued at $1.8125 per share, to a financial public relations firm in lieu of cash for services valued at $14,500.

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





                              F13








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

INCOME TAXES

At June 30, 2000 the Company had Federal net operating loss carry forwards of approximately $7,800,000 available to offset future profits. The company had prepaid federal and state taxes in the amount of $1,663,632 as shown on the balance sheet as Income Taxes Receivable.

INDEBTEDNESS

There were no borrowings from unrelated third parties for the six months ended June 30, 2000 and 1999. The interest expense was $0 for both the six months ended June 30, 2000 and 1999. (See Related Party Transactions).
The Company was indebted to its Chairman for short-term non-interest bearing advances in the amount of $0 at June 30, 2000, and $19,979 at June 30 1999.


                        F14








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


2000                           $ 133,795
2001                             158,820
2002                             120,020
2003                              39,675
                                 -------
Total                          $ 452,310
                                 =======


Restatement

At a meeting with the Company and the SEC in late November, 2000, the Company agreed to change its method of accounting to recognize advertising and substantially all other related expenses that gave rise to the deferred revenues as period costs. Therefore, the Company has restated its financial statements to reflect this change.






                            F15






                      WHITNEY INFORMATION NETWORK, INC.

                  (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

           AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999



Forward-looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (Reform Act). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied by the forward-looking statements. In connection with the safe harbor provisions of the Reform act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all to the Company's SEC filings, including the Company's Report on Form 10SB, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

Y2K MATTERS

During 1998 and 1999 the Securities and Exchange Commission (SEC) had expressed concern in general over potential Year 2000 problems. As of June 30, 2000 management is of the opinion that the Company did not and will not suffer any problems of a material nature as a result of any Y2K problems.

COMMON STOCK OPTIONS

The Company instituted a stock option plan for key personnel on or about August 18, 1998. Under the plan the options are to be granted at the fair market value at the date of the grant with a three-year vesting schedule. The Company had previously reserved 1,200,000 shares for the plan. During the quarter the Company authorized and additional 800,000 shares for the plan and authorized the conversion of the Class B warrants to options at an exercise price of $2.00 per share. The result is as follows:

                                At 3/31/00   At 6/30/00      Total
Shares Authorized for
 Plan                           1,200,000                  1,200,000

Additional Shares
 Authorized                                   800,000        800,000

Conversion of Class B
 Warrants to Options                          340,000        340,000

Grants                           (881,650)    (20,000)      (901,650)

Terminations                       43,500      37,250         80,750
                                  -------      ------        -------
   Available for future
    Grants                        361,850   1,157,250      1,519,100
                                  =======   =========      =========

                                 F16






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


                            F17


































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

Advertising and Sales Expense: Advertising and sales expense, of which Advertising represents approximately 50% of the expenses for the six months ended June 30, 2000, was $10,813,012, an increase of $5,371,897 or 99%, compared to the same period in 1999. The increase in Advertising and Sales expense is due to higher volume resulting from increased sales and increased advertising expense related to Whitney Internet Services Inc. new products and services


General and Administrative expenses increased to $3,069,914, an increase of $1,067,872, or 53% over the comparable period in 1999.

Cost of Sales increased proportionately in comparison with the increase in sales for the six months ended June 30, 2000 to $7,024,545, an increase of $2,684,455 or 62% over the prior comparable period in 1999.

Net Loss for the six months ended June 30, 2000 was $(3,489,458) as compared with a net loss of ($1,496,837) for the three months ended March 31, 1990, an increase of $1,992,627 (134%)or $(.46) per share as compared to $(.20) per share for the prior period.
The net Loss for the quarter ended June 30, 2000 was $(2,784,632) as compared with a net loss of ($1,117,406) for the quarter ended March 31, 1999, an increase of $1,667,226 (149%)or $(.37) per share as compared to $(.15) per share for the prior period.
The increase in the loss is directly attributable to increased deferred revenues in 2000 over the prior period and increased period costs.

Earnings (Loss)Before Interest, Taxes, Depreciation and
Amortization (EBITDA) for the six months ended June
30, 2000 and 1999 was $(3,427.458) and $(1,488.361),
respectively. EBITDA is defined as net income before income taxes, interest and other income and expense, net, plus depreciation and amortization including amortization of pending real estate sales contracts.

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




ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's cash provided by operating activities was $1,782,805 and $1,323,675 for the six months ended June
30, 2000 and 1999, respectively. In the second quarter
2000, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

The Company's cash used in investing activities was $229,960 and $182,113 for the six months ended June 30, 2000 and 1999, respectively. The Company's cash used in investing activities for the six month ended June 30, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $235,277 and $135,103, respectively.

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


ITEM 6.   OTHER INFORMATION.

None.


ITEM 7.   REPORTS ON FORM 8-K.

No reports were filed on Form 8-K during the six months ended June 30, 2000. Subsequent to the reporting period, however, the Company filed a Form 8-K on August 1, 2000 providing notification of a change in auditors. A copy of that Form 8-K is attached to that original filing.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly changed this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated this 28th day of December, 2000.

WHITNEY INFORMATION NETWORK, INC.
(The Registrant)

BY:    /s/Ronald S. Simon
       Ronald S. Simon
       Secretary/Treasurer, Chief Financial Officer
       And a member of the Board of Directors


Article 5

Period Type                                      6-MOS
Fiscal Year End                            DEC-31-2000
Period End                                 JUN-30-2000
Cash                                         2,827,553
Securities                                           0
Receivables                                  2,615,931
Allowances                                           0
Inventory                                            0
Current Assets                              10,970,325
PP&E                                           451,816
Depreciation                                    62,000
Total Assets                                11,470,823
Current Liabilities                         19,194,127
Bonds                                                0
Preferred-Mandatory                                  0
Preferred                                            0
Common                                          67,102
Other-SE                                    -7,791,305
Total Liability and Equity                  11,470,823
Sales                                       17,418,022
Total Revenues                              17,418,022
CGS                                          7,024,545
Total Costs                                  7,024,545
Other-Expenses                              13,882,936
Loss Provision                                       0
Interest Expense                                     0
Income-Pretax                               -3,489,458
Income Tax                                           0
Income Continuing                           -3,489,458
Discontinued                                         0
Extraordinary                                        0
Changes                                              0
Net Income                                  -3,489,458
EPS-Basic                                        -0.46
EPS-Diluted                                      -0.46