Form 10QSB/A
period 2000-09-30
WHITNEY INFORMATION NETWORK INC
filed 2000-12-28
CIK 1095276

WHITNEY INFORMATION NETWORK, INC.





                                Filing Type:  10QSB/A
                                Description:  Amended Quarterly Report
                                Filing Date:  December 28, 2000
                                Period End:   September 30, 2000

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






















                   WHITNEY INFORMATION NETWORK, INC.
                              FORM 10QSB/A
                  AS OF AND FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND 1999





                          TABLE OF CONTENTS



PART I    FINANCIAL STATEMENTS

                   WHITNEY INFORMATION NETWORK, INC.
                   Consolidated Financial Statements
    As of and for the Nine Months Ended September 30, 2000 and 1999


Consolidated Balance Sheet                       1-2

Consolidated Statement of Operations
  And Retained Earnings                            3

Consolidated Statement of Cash Flows             4-5

Consolidated Statement of Changes in
  Shareholders Equity                              6

Comparative Consolidated Statement of
  Operations and Retained Earnings                 7

Notes to the Consolidated Financial
  Statements                                    8-18

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                       19

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                       19-21

ITEM 3.   CHANGES IN SECURITIES AND USE OF
           PROCEEDS                               21

ITEM 4.   DEFAULTS UPON SENIOR SECURITIES         21

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                       21

ITEM 6.   OTHER INFORMATION                       21

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K        21

Summary Financial Information                     22

SIGNATURE PAGE                                    22









                        WHITNEY INFORMATION NETWORK, INC.
                           Consolidated Balance Sheet
                        As of September 30, 2000 and 1999




                       ASSETS

                                         Restated
                                       September 30
                                   2000          1999
                                   -----         -----
CURRENT ASSETS:


Cash                           $ 3,824,846    $ 1,205,523
Accounts Receivable              3,639,499      1,436,997
Prepaid Assets                     745,517      1,076,705
Income Taxes Receivable          1,831,632        658,132
Due From Affiliates                150,831         99,211
Deferred Expense                 3,167,588      1,260,990
Other Current Assets               904,549        111,276
                                   -------         ------
Total Current Assets            14,264,462      5,848,834


PROPERTY AND EQUIPMENT, net        594,044        181,481

OTHER ASSETS:
  Other Assets                      48,683         48,683
                                    ------         ------


TOTAL ASSETS                   $14,907,189    $ 6,078,898
                                ==========     ==========














       The accompanying notes are an integral part of the consolidated financial statements

                               F1














                         WHITNEY INFORMATION NETWORK, INC.
                         Consolidated Balance Sheet
                         As of September 30, 2000 and 1999




                    LIABILITIES AND SHAREHOLDERS EQUITY

                                           Restated
                                         September 30
                                      2000          1999
                                      ----          ----

                          LIABILITIES

CURRENT LIABILITIES:
Accounts Payable               $    944,294   $    874,294
Deferred Revenue                 22,659,677      8,801,815
Other Accrued Liabilities         1,036,431        439,395
                                 ----------     ----------
  TOTAL CURRENT LIABILITIES      24,640,402     10,115,504
                                 ----------     ----------

  TOTAL LIABILITIES             $24,640,402   $ 10,115,504
                                 ----------     ----------




                      SHAREHOLDERS EQUITY

Common Shares, no par value,
25,000,000 shares authorized,
 7,528,047 shares issued and
 and outstanding                $    67,102   $     67,102

Paid In Capital                           -            900

Retained Earnings (Deficit)      (9,800,315)    (4,104,508)
                                  ---------      ---------
TOTAL SHAREHOLDERS EQUITY
  (DEFICIT)                      (9,733,213)    (4,036,506)
                                  ---------      ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS EQUITY            $14,907,189    $ 6,078,898
                                 ==========     ==========



         The accompanying notes are an integral part of the
                     consolidated financial statements
                                   F2












                        WHITNEY INFORMATION NETWORK, INC.
             Consolidated Statement of Operations and Retained Earnings As of and For the Nine Months Ended September 30, 2000 and 1999


                                        Restated
                                      September 30
                                   2000          1999
                                   ----          ----

SALES                         $ 28,989,982    $16,715,387
COST OF SALES                    9,436,242      7,082,955
                                 ---------      ---------
GROSS PROFIT                    19,553,740      9,632,432
                                ----------      ---------
EXPENSES
Advertising and Sales Expense   17,180,634      8,001,993
General and Administrative
 Expense                         7,871,574      3,395,366
                                 ---------      ---------
  Total Expenses                25,052,208     11,397,359
                                ----------      ---------

(Loss) Before Taxes             (5,498,468)    (1,764,927)
Less: Income Taxes(see note)
                                 ---------      ---------
NET (LOSS)                    $ (5,498,468)  $ (1,764,927)


Retained Earnings (Deficit),
 Beginning of Period            (4,301,847)    (2,339,581)
                                 ---------        -------

Retained Earnings (Deficit),
 End of Period                $ (9,800,315)   $(4,104,508)
                                 =========      =========

Basic and Fully Diluted
 Earnings (Loss) Per Share *  $      -0.73    $     -0.23
                                      ====           ====

Weighted average number of
 Shares outstanding during
 the period                      7,528,047      7,519,945
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

                              F3












                         WHITNEY INFORMATION NETWORK, INC.
                       Consolidated Statement of Cash Flows
           As of and For the Nine Months Ended September 30, 2000 and 1999



                                            Restated
                                           September 30
                                         2000        1999
                                         ----        ----


CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Loss From Operations           $(5,498,468)$(1,764,927)
  Add Back Depreciation and
   Amortization                        154,000      18,287
                                     ---------      -------
                                   $(5,344,468)$(1,746,640)
                                     ---------      -------
Changes in Operating Assets
  and Liabilities:
(Increase) in Accounts Receivable   (2,243,940)   (456,734)
(Increase) Decrease in Notes
  Receivable                           (56,849)      4,194
(Increase) in Prepaid and
  Other Assets                      (  809,638) (1,326,389)
(Increase) in Other Receivables       (735,630)
(Increase) in Deferred Expense      (1,806,262)   (584,091)
Increase (Decrease) in Accounts
  Payable                              347,830     309,586
Increase in Deferred Revenue        13,348,103   4,843,571
Increase (Decrease) in Other
  Liabilities                         (492,641)    109,447
Increase in Accrued Instructional
  Programs Expense                     788,571
                                     ---------   ---------

Net Cash Flow From Operations      $ 2,995,076  $1,078,199
                                     ---------   ---------










         The accompanying notes are an integral part of the
                consolidated financial statements
                              F4















                      WHITNEY INFORMATION NETWORK, INC.
                 Consolidated Statement of Cash Flows (continued)
            As of and For the Nine Months Ended September 30, 2000 and 1999



                                           Restated
                                         September 30
                                        2000       1999
                                        ----       ----


CASH USED IN INVESTING ACTIVITIES
Purchase of Property and
 Equipment                         $ (469,505) $ (198,134)
Acquisition of Contract Rights            317     (50,317)
Loans Made to Affiliates               25,130     (77,407)
                                       ------      ------
Net Cash Used in Investing
 Activities                        $ (444,058) $ (325,858)

                                      -------     -------
CASH USED IN FINANCING ACTIVITIES
Issuance of Common Stock                    -      64,500
Adjustment to Paid In Capital            (900)          -
Loans From Affiliates                       -      18,111
                                          ---      ------
Net Cash Used in Financing
 Activities                              (900)     82,611
                                          ---      ------

Increase in Cash                   $2,550,138  $  834,952
                                    =========     =======

Cash at Beginning of Period         1,274,708     370,571
                                    ---------     -------

Cash at End of Period              $3,824,846  $1,205,523
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



                       Common Stock      Paid    Retained       Total
                      Number of           In     Earnings    Shareholders
                       Shares    Value  Capital  (Deficit)  Equity(Deficit)
Restated

Balance
December 31, 1997      976,200  $ 2,602 $   0  $  (2,564)    $        38

Reverse Split         (226,153)

Merger with Win
 Systems, Inc.
 Exchange Stock      6,750,000          $ 900   $ (98,710)   $   (97,810)

Net (Loss) for the
 Year Ended
 December 31, 1998                             (2,238,307)   $(2,238,307)
                     ---------   ------  ----   ---------      ---------

Balance
December 31, 1998    7,500,047  $ 2,602 $ 900 $(2,339,581)   $(2,336,079)

Net (Loss) for the
 Year Ended
 December 31, 1999                             (1,962,266)   $(1,962,266)

Issuance of Shares
 for Acquisitions       20,000  $50,000                          $50,000
Issuance of Shares
 for Services            8,000   14,500                           14,500
                         -----   ------   ---  ---------       ---------
Balance
 December 31, 1999   7,528,047  $67,102 $ 900 $(4,301,847)   $(4,233,845)

Adjustment                               (900)

Net (Loss) for the
 Nine Months Ended
 September 30, 2000                           $(5,498,468)   $(5,498,468)
                                          ---   ---------      ---------
Balance
 September 30, 2000  7,528,047  $67,102 $   0 $(9,800,315)   $(9,732,213)
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


                      Restated                  Restated
                  Three Months Ended         Nine Months Ended
                      September 30             September 30
                   2000         1999        2000         1999

Sales          $11,571,960   $6,429,067   $28,989,982 $16,715,387

Cost of Sales    2,411,697    2,742,865     9,436,242   7,082,955
                 ---------    ---------     ---------   ---------
  Gross Profit   9,160,263    3,686,202    19,553,740   9,632,432
                 ---------    ---------    ----------   ---------
Expenses
 Advertising and
 Sales Expense   6,637,613    2,560,968    17,180,634   8,001,993

General and
 Administrative
 Expense         4,801,660    1,393,324     7,871,574   3,395,366
                 ---------    ---------     ---------   ---------
Total Expenses  11,169,273    3,954,292    25,052,208  11,397,359
                 ---------    ---------    ----------   ---------

Income (Loss)
 Before Taxes  $(2,009,010)  $ (268,090)  $(5,498,468)$(1,764,924)

Income Taxes
 (see note)              -            -             -           -
                   -------      -------    ----------   ---------
NET INCOME(LOSS)(2,009,010)  $ (268,090)  $(5,498,468)$(1,764,924)

Retained Earnings
 (Deficit),
 Beginning
 Of period     $(7,791,305)  (3,836,418)   (4,301,847) (2,339,581)
                 ---------    ---------     ---------     -------

Retained Earnings
 (Deficit),
 End of period $(9,800,315) $(4,104,508)  $(9,800,315)$(4,104,508)
                 =========    =========     =========   =========

Basic and Fully
 Diluted Earnings
 (Loss)
 Per Share      $   (0.27)   $   (0.04)   $     (0.73)  $   (0.23)
                     ====         ====           ====        ====

Weighted average
 Number of shares
 Outstanding
 During the
 Period          7,528,047    7,528,047     7,528,047   7,519,945
                 =========    =========     =========   =========

          The accompanying notes are an integral part of the
                    consolidated financial statement
                                 F7




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

FAIR VALUE OF FINANCIAL STATEMENTS

The Company's financial instruments consist principally of cash, accounts receivable and deferred instructional programs expense, accounts payable, accrued expense and deferred revenue. The carrying amounts of such financial instruments as reflected in the balance sheet approximate the estimated fair value of the accounts as of September 30, 2000 and 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of WHITNEY INFORMATION NETWORK, INC. (formerly Win Systems International, Inc.); and its wholly owned subsidiaries; Whitney Education Group, Inc. (formerly Win Systems, Inc.); Whitney Canada, Inc.; 1311448 Ontario, Inc.; Wealth Intelligence Network, Inc.; Whitney Consulting Services, Inc.; Russ Whitney's Wealth Centers, Inc.; Whitney Mortgage.com, Inc.; and Whitney Internet Services, Inc. Russ Whitney's Wealth Centers, Inc. is the parent corporation of Russ Whitney's Wealth Center of Jackson, MS, Inc. and Russ Whitney's Wealth Center of Atlanta, GA, Inc. All significant inter-company accounts and transactions have been eliminated. For more information see note, History of the Corporation.


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



                        WHITNEY INFORMATION NETWORK, INC.

                   (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


DEFERRED EXPENSE

When a student signs up to attend future instructional programs with the Company, the tuition that was collected or recorded as a receivable is deferred. The expenses directly related to the deferred tuition are also deferred. The deferred expense associated with future instructional programs are shown on the balance sheet as Deferred Expense in the amount of $3,167,588 at September 30, 2000 and $1,260,990 at September 30, 1999.


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



SUBSEQUENT EVENTS: Office Building Purchased (continued)


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










                           WHITNEY INFORMATION NETWORK, INC.

                       (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



INCOME TAXES (continued)

As of December 30, 2000 the Company had Federal net operating loss carry forwards of approximately $9,000,000 that are Available to offset future revenues.

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

2000                 $  81,043
2001                   158,820
2002                   120,020
2003                    39,675
                        ------
Total                $ 399,558
                       =======


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




                                    F17


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




                                  F18




















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

Advertising and Sales Expense: Advertising and sales expense, of which Advertising represents over 60% of the expenses for the nine months ended September 30, 2000, was $9,510,267, an increase of $4,729,935 or 98%
compared to the same period in 1999.  For the three months ended
September 30, 2000, advertising and sales expenses were $3,664,096 as compared with $1,806,134 for the three months ended September 30, 1999, an increase of 103%. The increase in Advertising and Sales expense is due to higher volume resulting from increased sales and increased advertising expenses related to Whitney Internet Services, Inc.'s new product and services and the continued growth in the real estate division.

General and Administrative expenses increased to $7,871,574, an increase of $4,476,208, or 100% over the comparable period in 1999. This increase is due to the hiring of new management personnel to support the Company's growth and increased personnel in the internet division. The Company believes that its current management and employee base is sufficient to support its current operations and near term projected future growth.

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

Net Loss for the nine months ending September 30, 2000 was $(5,498,468) as compared with a net loss of ($1,1,764,927) for the nine months ending September 30, 1999, an increase of $3,733,541 (212%)or $(.73) per share as compared to $(.23) per share for the prior period. The net Loss for the quarter ending September 30, 2000 was $(2,009,010) as compared with a net loss of ($268,090) for the quarter ending September 30, 1999, an increase of $1,740,920 (649%)or $(.27) per share as compared to $(.04) per share for the prior period. The increase in the loss is directly attributable to increased deferred revenues in 2000 over the prior period and increased period costs.





Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


The Internet division, although small as compared to the Company as a whole, contributed to loss for the nine months of approximately $1,600,000 and $700,000 for the quarter. This loss was caused primarily by ineffective marketing programs and poor management. The cost per person of TV advertising for this division has exceeded the Company's threshold of acceptability and has contributed greatly to the loss. All TV advertising for this division has stopped as of November 1, 2000. The company has, in the 4th quarter of the year taken additional steps to eliminate losses in this division. The Company is currently testing various marketing programs to enhance the Internet division, which are designed to produce sales at a cost in which the Company can realize its normal profit margin. The real estate division profits have increased proportionately this year and especially in the third quarter so there are no visible signs that would contribute to any reduction the Company's upward growth trend.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the nine months ended September 30, 2000 and 1999 was $(5,344,468) and $(1,746,640), respectively. For the three months ended September 30, 2000 and 1999, EBITDA was $(1,917,010) and $(258,279)
respectively. EBITDA is defined as net income before income taxes, interest and other income and expense, net, plus depreciation and amortization including amortization of pending real estate sales contracts.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Cash increased from $1,205,523 to $3,824,846, an increase of $2,619,323 or 217% over the previous comparable period in 1999.

The Company's cash provided by operating activities was $2,995,096 and $1,078,199 for the nine months ended September 30, 2000 and 1999, respectively. In the third quarter 2000, cash flows from advanced instructional programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors at the instructional program locations.

The Company's cash used in investing activities was $444,058 and $325,858 for the nine months ended September 30, 2000 and 1999, respectively. The Company's cash used in investing activities for the nine months ended September 30, 2000 and 1999 were primarily attributable to the purchase of office property and equipment of $469,505 and $198,134, respectively, and a $500,000 deposit in the third quarter for a new office building closed on November 9, 2000. See Subsequent Events Note.

Restatement

At a meeting with the Company and the SEC in late November 2000, the Company agreed to change its method of accounting to recognize advertising and substantially all other related expenses that gave rise to the deferred revenues as period costs. Therefore, the Company has restated its financial statements to reflect this change..

Management further believes that upon the proper presentation to the SEC of the Company's position on this complex accounting method issue, the SEC will agree with the Company's position and that there will be no need to restate any financial statements.





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

Period Type                             9 months
Fiscal Year End                December 31, 2000
Period End                    September 30, 2000
Cash                                   3,824,846
Securities                                     0
Receivables                            3,639,499
Allowances                                     0
Inventory                                      0
Current Assets                        14,264,462
PP&E                                     594,044
Depreciation                             154,000
Total Assets                          14,907,189
Current Liabilities                   24,640,402
Bonds                                          0
Preferred Mandatory                            0
Preferred                                      0
Common                                    67,102
Other-SE                              (9,800,315)
Total Liabilities and Equity          14,907,189
Sales                                 28,989,982
Total Revenues                        28,989,982
CGS                                    9,436,242
Total costs                            9,436,242
Other Expenses                        25,052,208
Loss Prevention                                0
Interest Expense                               0
Income Pretax                         (5,498,468)
Income Tax                                     0
Income Continuing                     (5,498,468)
Discontinued                                   0
Extraordinary                                  0
Changes                                        0
Net Income                            (5,498,468)
EPS Basic                                  (0.73)
EPS Diluted                                (0.73)



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