Form 10QSB/A
period 1999-09-30
WHITNEY INFORMATION NETWORK INC
filed 2001-01-29
CIK 1095276

WHITNEY INFORMATION NETWORK INC



                                Filing Type: 10QSB/A
                                  Amendment No. 2
                          Description: Amended Quarterly Report
                             Filing Date: January 29, 2001
                                Period End: September 30, 1999


                Primary Exchange: Over the Counter Includes OTC and OTCBB
                                   Ticker: RUSS




Table of Contents




To jump to a section, double-click on the section name.

10QSB/A

	2
	2
	3
	4
	5
	6
	7
	9
	11
	Error! Bookmark not defined.
	14
	15
	Error! Bookmark not defined.









      1













---------------------------------------------------------------------------
---------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20549
                   ----------------------------------
                              FORM 10-Q/A-2

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

Consolidated Statement of Cash Flows    .    .    .    .    3

Consolidated Statement of Changes in Shareholders'
  Equity  .    .    .    .    .    .    .    .    .    .    4

Comparative Consolidated Statement of Operations  .    .    5

Notes to the Consolidated Financial Statements.   .    .    6-12


































                    WHITNEY INFORMATION NETWORK, INC.
                       Consolidated Balance Sheet
                     At September 30, 1999 and 1998

                                          Restated      Restated
                               ASSETS      1999           1998

CURRENT ASSETS:
Cash                                    $  1,205,523   $   465,010
Accounts Receivable                     $  1,436,997   $ 1,067,572
Notes Receivable                        $      6,364   $    19,083
Prepaid Advertising, Taxes and Other    $  1,076,705   $   262,523
Income Taxes Receivable                 $    658,132
Due From Affiliates                     $     99,211   $    11,210
Land for Resale                         $      9,686   $    12,336
Deferred Seminar Costs                  $  1,260,990   $   105,667
Miscellaneous Receivable and
 Other Current Assets                   $     95,226   $    24,098
                                        -----------    -----------
Total Current Assets                    $  5,848,834   $ 1,967,499
                                        ------------   -----------
PROPERTY AND EQUIPMENT
 depreciation of $16,653 in 1999        $    181,481   $        -
                                        ------------   -----------
OTHER ASSETS
 Contract Rights
  (net of amortization of $1,634)       $     48,683   $        -
                                        ------------   -----------
TOTAL ASSETS                            $  6,078,998   $ 1,967,499
                                        ============   ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts Payable                        $    874,294   $   363,273
Loans From Affiliates                                  $    89,755
Deferred Educational Revenues           $  8,801,815   $ 1,445,792
Other Accrued Liabilities               $    439,395   $    29,750
                                        ------------   -----------
TOTAL CURRENT LIABILITIES               $ 10,115,504   $ 1,928,539
                                        ------------   -----------
OTHER LIABILITIES
Loans from Shareholder                                 $    64,979
                                        ------------   -----------
TOTAL OTHER LIABILITIES                 $              $    64,979
                                        ------------   -----------
TOTAL LIABILITIES                       $ 10,115,504   $ 1,993,518
                                        ------------   -----------

                          SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock (no par value stock, 7,500,047
 shares issued and outstanding)         $     67,102   $     2,602
Paid In Capital                         $        900   $       900
Retained Earnings (Deficit)             $ (4,104,508)  $   (29,521)
                                        ------------   -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)    $ (4,036,506)  $   (26,019)
                                        ------------   -----------
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY               $  6,078,998   $ 1,967,499
                                        ============   ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                  F1

4
                    WHITNEY INFORMATION NETWORK, INC.
                  Consolidated Statement of Operations
          For the Nine Months Ended September 30, 1999 and 1998


                                         Restated      Restated
                                           1999           1998

Sales                                   $ 16,715,387   $ 13,058,283

COST OF SALES                           $  7,082,955   $  4,626,462
                                        ------------   ------------
Gross Profit                            $  9,632,432   $  8,431,821
                                        ------------   ------------
EXPENSES
Advertising and Sales Expense           $  8,001,993   $  5,584,704
General and Administrative Expense      $  3,395,366   $  2,775,364
                                        ------------   ------------
                                        $ 11,397,359   $  8,360,068
                                        ------------   ------------
Income (Loss) Before Taxes              $ (1,764,927)  $     71,753

Income Taxes (see note)                 $              $
                                        ------------   ------------
NET INCOME (LOSS)                       $ (1,764,927)  $     71,753

Retained Earnings (deficit),
    beginning of period                 $ (2,339,581)  $   (101,274)
                                        ------------   ------------
Retained Earnings (deficit),
    end of year                         $ (4,104,508)  $    (29,521)
                                        ============   ============
Basic and Fully Diluted
 Earnings (loss) Per Share**            $      -0.23   $       0.01
                                        ============   ============

Weighted average number of shares outstanding
 during the period                         7,519,945      7,500,047
                                        ============   ============


** Prior periods have been restated to reflect the merger as if it took place at the beginning of the year



The accompanying notes are an integral part of the consolidated financial statements.
                                   F2















                    WHITNEY INFORMATION NETWORK, INC.
                  Consolidated Statement of Cash Flows
          For the Nine Months Ended September 30, 1999 and 1998

                                         Restated      Restated
                                           1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss) from operations     $ (1,764,927)  $    71,753
 Add back Depreciation and Amortization $     18,287
                                        ------------   -----------
                                        $ (1,746,640)  $    71,753

Changes in operating assets and liabilities
(Increase) in Accounts Receivable       $ (  456,734)  $  (989,456)
Decrease in Notes Receivable            $      4,194   $     6,454
(Increase) Decrease in
 Prepaids and other assets              $ (1,326,389)  $   (82,835)
(Increase) in Other Receivables         $    (74,745)  $   (16,772)
(Increase) in Deferred Expenses         $   (584,091)  $   (39,699)
Increase in Accounts Payable            $    309,586   $   519,166
Increase in Deferred Revenue            $  4,843,571   $ 1,206,793
Increase in Other Liabilities           $    109,447   $    22,937
                                        ------------   -----------
Net cash flow from operations           $  1,078,199   $   458,341
                                        ------------   -----------

CASH USED IN INVESTING ACTIVITIES
Purchase of Property and Equipment      $   (198,134)
Acquisition of Contract Rights          $    (50,317)
Real Estate Sold                                       $    67,625
Loans made to Affiliates                $    (77,407)
                                        ------------   -----------
Net cash used in investing activities   $   (325,858)  $    67,625
                                        ------------   -----------

CASH USED IN FINANCING ACTIVITIES
Issuance of Common Stock                $     64,500
Loans from affiliates                   $     18,111   $   (90,992)
                                        ------------   -----------
Net cash used in financing activities   $     82,611   $   (90,992)
                                        ------------   -----------
Increase in cash                        $    834,952   $   434,974

Cash at beginning of year               $    370,571   $    30,036
                                        ------------   -----------
Cash at end of year                     $  1,205,523   $   465,010
                                        ============   ===========





The accompanying notes are an integral part of the consolidated financial statements.
                                   F3
       6









                    WHITNEY INFORMATION NETWORK, INC.
        Consolidated Statement of Changes in Stockholders' Equity
          For the Nine Months Ended September 30, 1999 and 1998


                       Common Stock        Paid    Retained       Total
                    Number of              In      Earnings       Shareholders'
                    Shares      Value      Capital (Deficit)      Equity

Balance
 December 31, 1996    976,200   $  2,602           $    (2,500)          102

Net loss for 1997                                  $       (64)  $       (64)
                    ---------   --------   -----   -----------   -----------
Balance
 December 31, 1997    976,200   $  2,602           $    (2,564)  $        38

Reverse Split        (226,153)

Merger with Win
 Systems, Inc.      6,750,000              $ 900   $   (98,710)  $   (97,810)

Net income (loss)
 for the
 period ending
 December 31, 1998                                 $(2,238,307)  $(2,238,307)
                    ---------   --------   -----   -----------   -----------
Balance
 December 31, 1998  7,500,047   $  2,602   $ 900   $(2,339,581)  $(2,336,079)

Issuance of Shares
 for Acquisitions      20,000   $ 50,000                         $    50,000
Issuance of Shares
 for Services           8,000   $ 14,500                         $    14,500

Net income (loss)
 for the
 Nine months ending
 September 30, 1999                                $(1,764,927)  $(1,764,927)
                    ---------   --------   -----   -----------   -----------
Balance
 September 30, 1999 7,528,047   $ 67,102   $ 900   $(4,104,508)  $(4,036,506)
                    =========   ========   =====   ===========   ===========












   The accompanying notes are an integral part of the consolidated financial statements.

                                 F4






                  WHITNEY INFORMATION NETWORK, INC.
           Comparative Consolidated Statement of Operations
For the Nine Months and Three Months Ended September 30, 1999 and 1998


                            Quarter Ended               Nine Months Ended
                            September 30,                 September 30,
                        Restated      Restated        Restated      Restated
                          1999           1998           1999          1998

Sales                  $ 6,429,067    $ 4,879,288    $16,715,387   $13,058,283

Cost of Sales          $ 2,742,865    $ 1,760,533    $ 7,082,955   $ 4,626,462
                       -----------    -----------    -----------   -----------
Gross Profit           $ 3,686,202    $ 3,118,755    $ 9,632,432   $ 8,431,821
                       -----------    -----------    -----------   -----------
Expenses
Advertising and
 Sales Expense         $ 2,560,968    $ 2,328,347    $ 8,001,993   $ 5,584,704
General and
 Administrative
 Expense               $ 1,393,324    $ 1,097,771    $ 3,395,366   $ 2,775,364
                       -----------    -----------    -----------   -----------
                       $ 3,954,292    $ 3,426,118    $11,397,359   $ 8,360,068
                       -----------    -----------    -----------   -----------
Income (Loss)
   Before Taxes        $  (268,090)   $  (307,363)   $(1,764,927)  $    71,753

 Income Taxes
  (see note)           $              $              $             $
                       -----------    -----------    -----------   -----------
NET INCOME (LOSS)      $  (268,090)   $  (307,363)   $(1,764,927)  $    71,753

Retained Earnings,
 (deficit)
 beginning of period   $(3,836,418)   $   277,842    $(2,339,581)  $  (101,274)
                       -----------    -----------    -----------   -----------
Retained Earnings,
 (deficit)
 end of period         $(4,104,508)   $   (29,521)   $(4,104,508)  $   (29,521)
                       ===========    ===========    ===========   ===========
Basic and Fully
 Diluted Earnings
 (Loss) Per Share**    $     -0.04    $     -0.04    $     -0.23   $      0.01
                       ===========    ===========    ===========   ===========
Weighted average number
 of  shares outstanding
 during the period.      7,526,025      7,500,047      7,519,945     7,500,047
                       ===========    ===========    ===========   ===========



** Prior periods have been restated to reflect the merger as if it took place at the beginning of the period.





   The accompanying notes are an integral part of the consolidated financial statements.
                                 F5

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







                                 F6
       9

                  WHITNEY INFORMATION NETWORK, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Deferred Expenses for Future Educational Programs

The Company incurs a liability when a student signs up to attend a future educational seminar with the Company and the tuition that was collected or accrued is deferred. The direct expenses related to the deferred tuition are also deferred. The deferred expenses associated with future educational programs are shown on the balance sheet as Deferred Seminar Costs in the amount of $1,260,990 at September 30, 1999 and $105,667 at September 30, 1998.


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














                                 F7

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










                                 F8
       11


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

At September 30,1999 and September 30, 1998 the related party receivables and payables on the balance sheet were as follows:


                                        Sept 30, 1998  Sept 30, 1999

Payables:
Long-term
Loans Payable to the Chairman
 of the Board                           $ 64,979       $   -0-

Short-Term
Amounts due to Whitney
 Leadership Group, Inc.                 $    225       $   -0-
Amounts Due to RAW, Inc.                $  1,747       $   -0-
Amounts Due to MRS Equity Corp,         $ 87,783       $   -0-
                                        --------       -------
                                        $ 89,755       $   -0-
                                        ========       =======

Receivables:
Due from Whitney Leadership Group                      $98,269
Due form MRS Equity Corp                               $   888
Due from RAW, Inc.                                     $    54
                                                        ------
                                                       $99,211
                                                        ======



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



                                 F9
       12

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


Income Taxes

At September 30, 1999 the company had Federal net operating loss carry forwards of approximately $4,300,000 that are available to carry forward to future periods to offset future income.














                                 F10
       13




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











                                 F11
       14


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




































                                 F12
       15

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

Revenues

     Revenues for the nine months ended September 30, 1999 increased to $16,715,387 as compared with $13,058,283 for the nine months ended September 30, 1998 an increase of $3,657,149,or 28%. Total deferred revenues on the balance sheet were $8,357,501 and $842,304 at September 30, 1999 and 1998, respectively. Cost of sales increased to $2,742,865 in the three months ending September 30, 1999 from $1,760,533 in the three months ending September 30, 1998. Total cost of sales increased to $7,082,955 in the nine months ending September 30, 1998 from $4,626,462 in the six months ending September 30, 1998.

Advertising and Sales Expense

     Total Advertising and Sales Expense increased in the 3rd quarter of 1999 to $2,560,968from $2,328,347 over the third quarter of 1998 and increased from $5,584,704 to $8,001,993 for the nine months ending
September 30, 1999 as compared with the same nine month period in 1998. This change in advertising and sales expenses represents a greater number of period costs incurred in the first nine months of 1999 where certain marketing strategies were being tested and refined. Thus, expenses did not increase proportionately with sales due to the increased expenditures in the first nine months of 1999.



       16

     Advertising, sales and marketing expenses consist primarily of TV and newspaper advertising, direct mailings, travel, public relations, trade shows and other marketing literature and overhead allocations.

General and Administrative Expense

     General and Administrative Expenses (G & A) increased in the 3rd quarter to $1,393,324 at September 30, 1999 from $1,097,771 at September
30, 1998 an increase of $299,453 or 27% and increased from $2,775,364 for the nine months ending September 30, 1998 to $3,395,366 for the nine months ending September 30, 1999. The increase in the current quarter represents start up expenses for several new divisions and increased administrative hiring to facilitate the increase in revenues and volume.
The overall increase in the nine months ending September 30, 1999 of $620,002 reflects the initial startup expenses in adding more crews in the 1999 and development of additional products in 1999 that produced one time expenditures. General and administrative expenses consist mainly of salaries and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs.

     Net loss of $268,090 in the 3rd quarter of 1999 decreased by 13% from the prior 3rd quarter loss of 1998 of $307,363 or $-.04 a share as compared with $-.04 a share for the comparable quarter last year. Nine months net loss was $1,764,927 for the period ending September 30, 1999 as compared with $71,753 of net income for the period ending September 30, 1998, a decrease of $1,836,680 from the prior period. This resulted in earnings
(Loss)  per share of $-.023 per share for the nine months ended
September 30, 1999 as compared with $.01 for the nine months ended September 30, 1998.

Liquidity and Working Capital

     At September 30, 1999 the company had cash of $1,205,523 as compared with $465,010 at September 30, 1998. This increase of $740,513 is attributable solely to operations. The company anticipates that its cash flow from operations will be sufficient to meet its working capital needs for the next 12 months.

Receivables and Prepaid Advertising

     Accounts receivable increased by $369,425 to $1,436,997 at September 30, 1999 over $1,067,572 at September 30, 1998. This increase reflects the portion of the increased revenues that were credit sales. Prepaid Advertising, Taxes and other consisted of prepaid Federal income taxes of 658,132 and prepaid media ant other items were $1,076,705. There were no prepaid taxes at September 30, 1998 and prepaid media at September 30, 1998 was approximately $250,000. The prepaid media is usually purchased four to six weeks in advance of each educational conference held. The prepaid taxes are for1999 taxes and a portion of the taxes payable due to the change in the accounting method for tax purposes at December 31, 1998.

Deferred Educational Revenues

     Deferred educational revenues arise when a student purchases a course or courses and does not attend those courses until after the balance sheet date. All courses must be scheduled by the students within 90 days of registration and taken within one year. Deferred revenues at the September 30, 1999 were $8,801,815 as compared with those at September 30, 1998 of $1,445,792. This substantial increase represents a natural increase from increased volume and an increase due to a change in emphasis from basic training to intensified training and educational camps. Thus, a greater amount of revenue has been deferred as a larger proportion



       17

educational products sold in the current nine months will not be realized until the student attends the courses that he/she has been registered. In addition to the deferred revenues, there is a certain amount of expenses associated with those revenues that is also deferred. At September 30, 1999 there were $1,260,990 of expenses that were deferred as compared to $105,667 for the period ending September 30, 1998.

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





       18



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

     Dated this 29th day of January, 2001.

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