Form 10QSB/A
period 2000-09-30
WHITNEY INFORMATION NETWORK INC
filed 2001-01-29
CIK 1095276

WHITNEY INFORMATION NETWORK, INC.





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

                              F3












                         WHITNEY INFORMATION NETWORK, INC.
                       Consolidated Statement of Cash Flows
           As of and For the Nine Months Ended September 30, 2000 and 1999



                                            Restated
                                           September 30
                                         2000        1999
                                         ----        ----


CASH FLOWS FROM OPERATING
 ACTIVITIES
Net Loss From Operations           $(5,498,468)$(1,764,927)
  Add Back Depreciation and
   Amortization                        154,000      18,287
                                     ---------      -------
                                   $(5,344,468)$(1,746,640)
                                     ---------      -------
Changes in Operating Assets
  and Liabilities:
(Increase) in Accounts Receivable   (2,243,940)   (456,734)
(Increase) Decrease in Notes
  Receivable                           (56,849)      4,194
(Increase) in Prepaid and
  Other Assets                        (809,638) (1,326,389)
(Increase) in Other Receivables       (735,630)    (74,745)
(Increase) in Deferred Expense      (1,806,262)   (584,091)
Increase (Decrease) in Accounts
  Payable                              347,830     309,586
Increase in Deferred Revenue        13,348,103   4,843,571
Increase (Decrease) in Other
  Liabilities                         (492,641)    109,447
Increase in Accrued Instructional
  Programs Expense                     788,571
                                     ---------   ---------

Net Cash Flow From Operations      $ 2,995,076  $1,078,199
                                     ---------   ---------










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

Advertising and Sales Expense: Advertising and sales expense, of which Advertising represents over 60% of the expenses for the nine months ended September 30, 2000, was $17,180,834, an increase of $9,178,841 or 215%
compared to the same period in 1999.  For the three months ended
September 30, 2000, advertising and sales expenses were $6,367,613 as compared with $2,560,968 for the three months ended September 30, 1999, an increase of 249%. The increase in Advertising and Sales expense is due to higher volume resulting from increased sales and increased advertising expenses related to Whitney Internet Services, Inc.'s new product and services and the continued growth in the real estate division.

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

Net Loss for the nine months ending September 30, 2000 was $(5,498,468) as compared with a net loss of ($1,764,927) for the nine months ending September 30, 1999, an increase of $3,733,541 (212%)or $(.73) per share as compared to $(.23) per share for the prior period. The net Loss for the quarter ending September 30, 2000 was $(2,009,010) as compared with a net loss of ($268,090) for the quarter ending September 30, 1999, an increase of $1,740,920 (649%)or $(.27) per share as compared to $(.04) per share for the prior period. The increase in the loss is directly attributable to increased deferred revenues in 2000 over the prior period and increased period costs.






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