Form 10QSB/A
period 2000-03-31
WHITNEY INFORMATION NETWORK INC
filed 2001-03-05
CIK 1095276

WHITNEY INFORMATION NETWORK INC



                           Filing Type:  10QSB/A
                                         Amendment No. 2
                  Description:  Amended Quarterly Report
                     Filing Date:  March 5, 2001
                       Period End:  March 31, 2000


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

                          WHITNEY INFORMATION NETWORK, INC.

                      (FORMERLY WIN SYSTEMS INTERNATIONAL, INC.)

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

SUBSEQUENT EVENTS

Restatement of Financial Statements and Change in Accounting Policy

The Company is in the Post Secondary Educational business offering training courses to its students. The Company has several intensive courses that students pay for in advance and are scheduled for some time in the future. Because the Company has not rendered the services, the Company cannot recognize the revenues from the advance tuition payments until the courses are taken. Therefore, these revenues are deferred to a future period.

The Company has substantial costs associated with producing the deferred revenues (tuition), specifically, advertising, travel, facilities costs, commissions, training fees, and other costs. The Company in the past considered a portion of the above expenses as direct costs giving rise to the deferred revenues and capitalized these costs as deferred expenses.

The Company subsequently has decided that the treatment of deferring the above costs was a policy that was not consistent with Generally Accepted Accounting Principles (GAAP) and has changed its policy to reflect the above costs (with the exception of the trainer's fees) as period costs. Therefore, these financial statements have been restated to reflect the change in accounting method. The deferred expenses (trainer's fees) are amortized over an average realization period not exceeding twelve months. The following table reflects the effect of the change on the current financial statements.

                                              Statement of Income
                                    for the Three Months Ended March 31, 2000

                                            As
                                       Previously
                                        Reported      Changes      Restated

Sales                                 $ 8,640,017               $ 8,640,017

Cost of Sales                         $(3,485,659)              $(3,485,659)
                                        ---------                 ---------
  Gross Profit                        $ 5,154,358               $ 5,154,358
                                        ---------                 ---------

Expenses
  Advertising and Sales Expense       $ 3,204,567  $ 1,301,443  $ 4,506,010
  General and Administrative Expense  $ 1,353,165  $       -0-  $ 1,353,165
                                        ---------    ---------    ---------
                                      $ 4,557,732  $ 1,301,443  $ 5,859,175
                                        ---------    ---------    ---------

Income (Loss) Before Taxes            $   596,626  $(1,301,443) $  (704,817)

   Income Tax                         $  (290,735) $   290,735  $       -0-
                                        ---------    ---------    ---------

NET INCOME (LOSS)                     $   305,891  $(1,010,708) $  (704,817)
                                        =========    =========    =========

Per Share                             $      0.04               $     (0.09)
                                        =========                 =========

This restatement had the effect of the Company recognizing an additional $1,301,443 of previously deferred costs as current period costs. The Company went from a net income for the three months ended March 31, 2000 of $305,891 to a net loss of ($704,817) and earnings per share of $0.04 per share to a loss of ($0.09) per share for the three months ended
March 31, 2000.

The restatement was done at the end of 2000. As a result of recognizing the costs associated with the deferred revenues as period costs in 1999 and 2000, the Company is anticipating a net income for the year 2001 to be approximately $4,000,000 if its sales continue at the year 2000 level for the seminar division. The Company anticipated greater sales in future periods (subsequent to 2001).


                                              Statement of Income
                                    for the Three Months Ended March 31, 1999

                                      As Previously
                                         Reported      Changes      Restated

Sales                                 $ 4,654,532                $ 4,654,532

Cost of Sales                         $(1,900,656)               $(1,900,656)
                                        ---------                  ---------
  Gross Profit                        $ 2,753,876                $ 2,753,876
                                        ---------                  ---------

Expenses
  Advertising and Sales Expense       $ 1,221,591    $ 924,123   $ 2,145,714
  General and Administrative Expense  $   987,590    $     -0-   $   987,590
                                        ---------      -------     ---------
                                      $ 2,209,181    $ 924,123   $ 3,133,304
                                        ---------      -------     ---------

Income (Loss) Before Taxes            $   544,695    $(924,123)  $  (379,428)

  Income Tax                          $  (193,000)   $ 193,000   $       -0-
                                        ---------      -------     ---------

NET INCOME (LOSS)                     $   351,695    $(731,123)  $  (379,428)
                                        =========      =======     =========

Per Share                             $      0.05                $      (.05)
                                        =========                  =========


This restatement had the effect of the Company recognizing an additional $924,123 of previously deferred costs as current period costs. The Company went from a net income for the three months ended March 31, 1999 of $351,695 to a net loss of ($379.428) and earnings per share of $0.05 per share to a loss of ($0.05) per share for the three months ended
March 31, 1999.

                                     F14


PART II - OTHER INFORMATION

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





SUBSEQUENT EVENTS

Restatement of Financial Statements and Change in Accounting Policy

The Company is in the Post Secondary Educational business offering training courses to its students. The Company has several intensive courses that students pay for in advance and are scheduled for some time in the future. Because the Company has not rendered the services, the Company cannot recognize the revenues from the advance tuition payments until the courses are taken. Therefore, these revenues are deferred to a future period.

The Company has substantial costs associated with producing the deferred revenues (tuition), specifically, advertising, travel, facilities costs, commissions, training fees, and other costs. The Company in the past considered a portion of the above expenses as direct costs giving rise to the deferred revenues and capitalized these costs as deferred expenses.

The Company subsequently has decided that the treatment of deferring the above costs was a policy that was not consistent with Generally Accepted Accounting Principles (GAAP) and has changed its policy to reflect the above costs (with the exception of the trainer's fees) as period costs. Therefore, these financial statements have been restated to reflect the change in accounting method. The deferred expenses (trainer's fees) are amortized over an average realization period not exceeding twelve months.

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

Dated this 5th day of March 2001.

WHITNEY INFORMATION NETWORK, INC.
(the "Registrant")

BY:  /s/Ronald S. Simon
     Ronald S. Simon
     Secretary/Treasurer, Chief Financial Officer/
     Principal Accounting Officer
     and a member of the Board of Directors





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


