Form 10QSB/A
period 2000-06-30
WHITNEY INFORMATION NETWORK INC
filed 2001-03-05
CIK 1095276

WHITNEY INFORMATION NETWORK INC.



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


                                              Statement of Income
                                    for the Three Months Ended June 30, 2000

                                            As
                                       Previously
                                        Reported      Changes      Restated

Sales                                 $17,418,022               $17,418,022

Cost of Sales                         $(7,024,545)              $(7,024,545)
                                        ---------                 ---------
  Gross Profit                        $10,393,477               $10,393,477
                                        ---------                 ---------

Expenses
  Advertising and Sales Expense       $ 5,866,171  $ 4,946,841  $10,813,012
  General and Administrative Expense  $ 3,069,914  $       -0-  $ 3,069,914
                                        ---------    ---------    ---------
                                      $ 8,936,085  $ 4,946,841  $13,882,926
                                        ---------    ---------   ----------

Income (Loss) Before Taxes            $ 1,457,392  $(4,946,841) $(3,489,449)

   Income Tax                         $  (613,522) $   613,522  $       -0-
                                        ---------    ---------    ---------

NET INCOME (LOSS)                     $   843,870  $(4,333,319) $(3,489,449)
                                        =========                 =========

Per Share                             $      0.11               $     (0.46)
                                        =========                 =========

This restatement had the effect of the Company recognizing an additional $4,946,841 of previously deferred costs as current period costs. The Company went from a net income of $1,457,392 to a net loss of $(3,489,449) and earnings per share of $0.11 per share to a loss of ($0.46) per share.

The restatement was done at the end of 2000. As a result of recognizing the costs associated with the deferred revenues as period costs in 1999 and 2000, the Company is anticipating a net income for the year 2001 to be approximately $4,000,000 if its sales continue at the year 2000 level for the seminar division. The Company anticipated greater sales in future periods (subsequent to 2001).


                                              Statement of Income
                                    for the Three Months Ended June 30, 2000

                                      As Previously
                                         Reported     Changes      Restated

Sales                                 $ 8,778,005                $ 8,778,005

Cost of Sales                         $(3,538,886)               $(3,538,886)
                                        ---------                  ---------
  Gross Profit                        $ 5,239,119                $ 5,239,119
                                        ---------                  ---------

Expenses
  Advertising and Sales Expense       $ 2,661,604   $ 3,645,398  $ 6,307,002
  General and Administrative Expense  $ 1,716,749   $     -0-    $ 1,716,749
                                        ---------     ---------    ---------
                                      $ 4,378,353   $ 3,645,398  $ 8,023,751
                                        ---------     ---------    ---------

Income (Loss) Before Taxes            $   860,766   $(3,645,398) $(2,784,632)

  Income Tax                          $  (322,787)  $   322,787  $       -0-
                                        ---------     ---------    ---------

NET INCOME (LOSS)                     $   537,979   $(3,322,611) $(2,784,632)
                                        =========     =========    =========

Per Share                             $      0.07                $     (0.37)
                                        =========                  =========


This restatement had the effect of the Company recognizing an additional $3,645,398 of previously deferred costs as current period costs. The Company went from a net income for the three months ended June 30, 2000 of $537,979 to a net loss of ($2,784,632) and earnings per share of $0.07 per share to a loss of ($0.37) per share for the three months ended
June 30, 2000.







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

More than 25,000 new students register for one or more of the company's programs each month. The company's success can also be attributed to the fact that 71 percent of its gross annual revenue can be attributed to repeat business, a factor that also indicates students find its training is effective.

Following a 144 percent sales growth from 1997 to 1998, the company continued strong gains with 97 percent sales growth in 1999. As the momentum continues through 2000, more than 206,896 students registered for training during the first six months of the year, up 25 percent when compared to the first six months of 1999, in which 165,708 students registered.

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