Form 10QSB/A
period 2000-09-30
WHITNEY INFORMATION NETWORK INC
filed 2001-03-05
CIK 1095276

WHITNEY INFORMATION NETWORK, INC.





                                Filing Type:  10QSB/A
                                              Amendment No. 3
                                Description:  Amended Quarterly Report
                                Filing Date:  March 5, 2001
                                Period End:   September 30, 2000

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

                                              Statement of Income
                                          for the Nine Months Ended
                                              September 30, 2000

                                            As
                                       Previously
                                        Reported      Changes      Restated

Sales                                 $28,989,982               $28,989,982

Cost of Sales                         $(9,436,242)              $(9,436,242)
                                        ---------                 ---------
  Gross Profit                        $19,553,740               $19,553,740
                                       ----------                 ---------

Expenses
  Advertising and Sales Expense       $ 9,510,267  $ 7,670,367  $17,180,634
  General and Administrative Expense  $ 7,871,574  $       -0-  $ 7,871,574
                                       ----------    ---------    ---------
                                      $17,381,841  $ 7,670,367  $25,052,208
                                       ----------    ---------   ----------

Income (Loss) Before Taxes            $ 2,171,899  $(7,670,367) $(5,498,468)

   Income Tax                         $  (881,461) $   881,461  $       -0-
                                       ----------    ---------    ---------

NET INCOME (LOSS)                     $ 1,290,438  $(6,788,906) $(5,498,468)
                                       ==========                 =========

Per Share                             $      0.17               $     (0.73)
                                       ==========                 =========

This restatement had the effect of the Company recognizing an additional $7,670,367 of previously deferred costs as current period costs. The Company went from a net income of $1,290,438 to a net loss of $(5,498,468) and earnings per share of $0.17 per share to a loss of ($0.73) per share.

The restatement was done at the end of 2000. As a result of recognizing the costs associated with the deferred revenues as period costs in 1999 and 2000, the Company is anticipating a net income for the year 2001 to be approximately $4,000,000 if its sales continue at the year 2000 level for the seminar division. The Company anticipated greater sales in future periods (subsequent to 2001).


                                                Statement of Income
                                             for the Three Months Ended
                                                September 30, 2000

                                      As Previously
                                         Reported     Changes      Restated

Sales                                 $11,571,960                $11,571,960

Cost of Sales                         $(2,411,697)               $(2,411,697)
                                        ---------                  ---------
  Gross Profit                        $ 9,160,263                $ 9,160,263
                                        ---------                  ---------

Expenses
  Advertising and Sales Expense       $ 3,644,096   $ 2,723,517  $ 6,367,613
  General and Administrative Expense  $ 4,801,660   $       -0-  $ 4,801,660
                                        ---------     ---------    ---------
                                      $ 8,445,756   $ 2,723,517  $11,169,273
                                        ---------     ---------    ---------

Income (Loss) Before Taxes            $   714,507   $(2,723,517) $(2,009,010)

  Income Tax                          $  (267,939)  $   267,939  $       -0-
                                        ---------     ---------    ---------

NET INCOME (LOSS)                     $   446,568   $(2,455,578) $(2,009,010)
                                        =========     =========    =========

Per Share                             $      0.06                $     (0.27)
                                        =========                  =========


This restatement had the effect of the Company recognizing an additional $2,723,517 of previously deferred costs as current period costs. The Company went from a net income for the three months ended September 30, 2000 of $446,568 to a net loss of ($2,009,010) and earnings per share of $0.06 per share to a loss of ($0.27) per share for the three months ended
September 30, 2000.







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

Dated this 5th day of March, 2001.

WHITNEY INFORMATION NETWORK, INC.
(The "Registrant")

BY:    /s/Ronald S. Simon
       Ronald S. Simon
       Secretary/Treasurer, Chief Financial Officer/
       Principal Accounting Officer
       And a member of the Board of Directors