Form 10QSB/A
period 1999-09-30
WHITNEY INFORMATION NETWORK INC
filed 2001-03-06
CIK 1095276

WHITNEY INFORMATION NETWORK INC



                                Filing Type: 10QSB/A
                                  Amendment No. 3
                          Description: Amended Quarterly Report
                             Filing Date: March 6, 2001
                                Period End: September 30, 1999


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

                                                Nine Months Ended
                                                September 30, 1999

                                          As                     Restated
Statement of Income for the Nine       Previously                Statement
Months Ended September 30, 1999         Reported      Change     of Income

Sales                                 $ 16,715,387              $16,715,387

Cost of Sales                         $ (7,082,955)             $(7,082,955)
                                        ----------   ----------  ----------
  Gross Profit                        $  9,632,432  $           $ 9,632,432
                                        ----------   ----------  ----------
Expenses
  Advertising and Sales Expense       $  4,780,332  $ 3,612,793 $ 8,393,125
  General and Administrative Expense  $  3,395,366  $        -  $ 3,395,366
                                        ----------    ---------  ----------
    Total                             $  8,175,698  $ 3,612,793 $11,788,491
                                        ----------    ---------  ----------

Income (Loss) Before Taxes            $  1,456,734  $(3,612,793)$(2,156,059)

  Income Tax                          $   (548,600) $   548,600 $        -
                                        ----------    ---------  ----------

NET INCOME (LOSS)                     $    908,134  $(3,064,193)$(2,156,059)
                                        ==========    =========  ==========

Per Share                             $       0.12              $     (0.24)
                                        ==========               ==========

This restatement had the effect of the Company recognizing an additional $3,612,793 of previously deferred expenses as current period expenses.
The Company went from a net income of $980,134 to a net loss of ($2,156,059) and earnings per share of $0.12 per share to a loss of ($0.24) per share.

The restatement was done at the end of 2000. As a result of recognizing the costs associated with the deferred revenues as period costs in 1999 and 2000, the Company is anticipating a net income for the year 2001 to be approximately $4,000,000 if its sales continue at the year 2000 level for the seminar division. The Company anticipates greater sales in future periods (subsequent to 2001).

                                                   Three Months Ended
                                                   September 30, 1999

                                            As                    Restated
Statement of Income for the Three       Previously                Statement
  Months Ended September 30, 1999        Reported      Change     of Income

Sales                                 $  6,429,067              $ 6,429,067

Cost of Sales                         $ (2,742,865)             $(2,742,865)
                                         ---------                ---------

  Gross Profit                        $  3,686,202 $        -   $ 3,686,202
                                         ---------   ---------    ---------
Expenses
  Advertising and Sales Expense       $  1,806,134 $ 1,023,967  $ 2,830,101
  General and Administrative Expense  $  1,393,324 $        -   $ 1,393,324
                                         ---------   ---------    ---------
    Total                             $  3,199,458 $ 1,023,967  $ 4,223,425
                                         ---------   ---------    ---------

Income (Loss) Before Taxes            $    486,744 $(1,023,967) $  (537,223)

  Income Tax                          $   (204,719)$   204,719  $        -
                                         ---------   ---------    ---------

NET INCOME (LOSS)                     $    282,025 $  (819,248) $  (537,223)
                                         =========   =========    =========

Per Share                             $       0.04              $     (0.07)
                                         =========                =========


This restatement had the effect of the Company recognizing an additional $1,023,967 of previously deferred expenses as current period expenses. The Company went from a net income for the three months ended September 30, 1999 of $282,024 to a net loss of ($537,223) and earnings per share of $0.04 per share to a loss of ($0.07) per share for the same period.



































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

     Dated this 6th day of March, 2001.

                         WHITNEY INFORMATION NETWORK, INC.
                         (the "Registrant")

                         BY:  /s/ Ronald S. Simon
                              Ronald S. Simon
                              Secretary/Treasurer, Chief Financial Officer/ Principal Accounting Officer
                              and a member of the Board of Directors
                              Chief Financial Officer and a member of
                              the Board of Directors.