Form 10KSB/A
period 1999-12-31
WHITNEY INFORMATION NETWORK INC
filed 2001-03-06
CIK 1095276

WHITNEY INFORMATION NETWORK, INC.



                           Filing Type:  10KSB/A
                                         Amendment No. 2
                           Description:  Amended Annual Report
                           Filing Date:  March 6, 2001
                           Period End:   December 31, 1999


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

Total cost of sales increased to $11,529,312 in the twelve months ended December 31, 1999 from $4,682,850 in the twelve months ended
December 31, 1998.

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



                                              Statement of Income
                                      for the Year Ended December 31, 1999

                                          As
                                       Previously
                                        Reported      Change     Restated

Sales                                 $ 26,775,589             $ 26,775,589
Cost of Sales                         $(11,529,312)            $(11,529,312)
                                        ----------  ----------   ----------
  Gross Profit                        $ 15,246,277 $           $ 15,246,277
                                        ----------  ----------   ----------
Expenses
  Advertising and Sales Expense       $  8,512,287 $ 4,195,988 $ 12,708,275
  General and Administrative Expense  $  4,500,268 $        -  $  4,500,268
                                        ----------   ---------   ----------
    Total                             $ 13,012,555 $ 4,195,988 $ 17,208,543
                                        ----------   ---------   ----------

Income (Loss) Before Taxes            $  2,233,722 $(4,195,988)$ (1,962,266)

  Income Tax                          $   (841,952)$   841,952 $        -0-
                                        ----------   ---------   ----------

NET INCOME (LOSS)                     $  1,391,770 $(3,354,036)$ (1,962,266)
                                        ==========   =========   ==========

Per Share                             $       0.18             $      (0.30)
                                        ==========               ==========

This restatement had the effect of the Company recognizing an additional $4,195,988 of previously deferred expenses as current period expenses.
The Company went from a net income of $1,391,770 to a net loss of ($1,962,266) and earnings per share of $0.18 per share to a loss of ($0.30) per share.

The restatement was done at the end of 2000. As a result of recognizing the costs associated with the deferred revenues as period costs in 1999 and 2000, the Company is anticipating a net income for the year 2001 to be approximately $4,000,000 if its sales continue at the year 2000 level for the seminar division. The Company anticipates greater sales in future periods (subsequent to 2001).


                                              Statement of Income
                                      for the Year Ended December 31, 1998

                                          As
                                       Previously
                                        Reported      Change     Restated

Sales                                 $ 13,760,208              $13,760,208
Cost of Sales                         $ (4,682,850)             $(4,682,850)
                                        ----------   ----------  ----------
  Gross Profit                        $  9,077,358  $           $ 9,077,358
                                        ----------   ----------  ----------
Expenses
  Advertising and Sales Expense       $  5,351,293  $ 3,421,743 $ 8,773,036
  General and Administrative Expense  $  2,542,629  $        -  $ 2,542,629
                                        ----------    ---------  ----------
    Total                             $  7,893,922  $ 3,421,743 $11,315,665
                                        ----------    ---------  ----------

Income (Loss) Before Taxes            $  1,183,436  $(3,421,743)$(2,238,307)

  Income Tax                          $   (415,000) $   415,000 $        -
                                        ----------    ---------  ----------

NET INCOME (LOSS)                     $    768,436  $(3,006,743)$(2,238,307)
                                        ==========    =========  ==========

Per Share                             $       0.10              $     (0.30)
                                        ==========               ==========

This restatement had the effect of the Company recognizing an additional $3,421,743 of previously deferred expenses as current period expenses.
The Company went from a net income of $768,436 to a net loss of ($2,238,307) and earnings per share of $0.10 per share to a loss of ($0.30) per share.







ITEM 7.   FINANCIAL STATEMENTS



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


I have audited the accompanying restated consolidated balance sheet of Whitney Information Network, Inc., (formerly Win Systems International, Inc.) as of December 31, 1999 and 1998, and the related restated statements of consolidated operations, changes in consolidated stockholders' equity, and consolidated cash flows for the years ended December 31,1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

Whitney Information Network, Inc. has restated its financial statements as of and for the years ended December 31, 1999 and 1998 as a result of a change in accounting method for deferred expenses. Previously, Whitney Information Network, Inc. has deferred certain expenses to the next year. However, Whitney Information Network, Inc., in accordance with Generally Accepted Accounting Principles, has determined that such previously deferred expenses should be expensed currently and has restated its financial statements accordingly. See "Subsequent Events" note to the Financial Statement.

In my opinion, the restated consolidated financial statements referred to above present fairly, the financial position of Whitney Information Network, Inc., (formerly Win Systems International, Inc.) as of December 31,1999 and 1998, and the results of its consolidated operations and its consolidated cash flows for the years then ended, are in conformity with Generally Accepted Accounting Principles consistently applied.

                                           LARRY LEGEL


                                           /s/ Larry Legel
                                           Certified Public Accountant


March 6, 2001
March 21, 2000
Ft Lauderdale, Florida

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



                                              Statement of Income
                                      for the Year Ended December 31, 1999

                                          As
                                       Previously
                                        Reported      Change     Restated

Sales                                 $ 26,775,589             $ 26,775,589
Cost of Sales                         $(11,529,312)            $(11,529,312)
                                        ----------  ----------   ----------
  Gross Profit                        $ 15,246,277 $           $ 15,246,277
                                        ----------  ----------   ----------
Expenses
  Advertising and Sales Expense       $  8,512,287 $ 4,195,988 $ 12,708,275
  General and Administrative Expense  $  4,500,268 $        -  $  4,500,268
                                        ----------   ---------   ----------
    Total                             $ 13,012,555 $ 4,195,988 $ 17,208,543
                                        ----------   ---------   ----------

Income (Loss) Before Taxes            $  2,233,722 $(4,195,988)$ (1,962,266)

  Income Tax                          $   (841,952)$   841,952 $        -0-
                                        ----------   ---------   ----------

NET INCOME (LOSS)                     $  1,391,770 $(3,354,036)$ (1,962,266)
                                        ==========   =========   ==========

Per Share                             $       0.18             $      (0.30)
                                        ==========               ==========

This restatement had the effect of the Company recognizing an additional $4,195,988 of previously deferred expenses as current period expenses.
The Company went from a net income of $1,391,770 to a net loss of ($1,962,266) and earnings per share of $0.18 per share to a loss of ($0.30) per share.

The restatement was done at the end of 2000. As a result of recognizing the costs associated with the deferred revenues as period costs in 1999 and 2000, the Company is anticipating a net income for the year 2001 to be approximately $4,000,000 if its sales continue at the year 2000 level for the seminar division. The Company anticipates greater sales in future periods (subsequent to 2001).

                                              Statement of Income
                                      for the Year Ended December 31, 1998

                                          As
                                       Previously
                                        Reported      Change     Restated

Sales                                 $ 13,760,208              $13,760,208
Cost of Sales                         $ (4,682,850)             $(4,682,850)
                                        ----------   ----------  ----------
  Gross Profit                        $  9,077,358  $           $ 9,077,358
                                        ----------   ----------  ----------
Expenses
  Advertising and Sales Expense       $  5,351,293  $ 3,421,743 $ 8,773,036
  General and Administrative Expense  $  2,542,629  $        -  $ 2,542,629
                                        ----------    ---------  ----------
    Total                             $  7,893,922  $ 3,421,743 $11,315,665
                                        ----------    ---------  ----------

Income (Loss) Before Taxes            $  1,183,436  $(3,421,743)$(2,238,307)

  Income Tax                          $   (415,000) $   415,000 $        -
                                        ----------    ---------  ----------

NET INCOME (LOSS)                     $    768,436  $(3,006,743)$(2,238,307)
                                        ==========    =========  ==========

Per Share                             $       0.10              $     (0.30)
                                        ==========               ==========

This restatement had the effect of the Company recognizing an additional $3,421,743 of previously deferred expenses as current period expenses.
The Company went from a net income of $768,436 to a net loss of ($2,238,307) and earnings per share of $0.10 per share to a loss of ($0.30) per share.

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

                                     WHITNEY INFORMATION NETWORK, INC.

Dated:  December 26, 2000                    By:/s/Richard W. Brevoort
                                                   -------------------
                                                   Richard W. Brevoort
                                                   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                     Title                          Date
-----------                   -----                          -----

/s/Russell A. Whitney         Chief Executive Officer     March 6, 2001
----------------------        Chairman
Russell A. Whitney


/s/Richard W. Brevoort        President                   March 6, 2001
----------------------        Director
Richard W. Brevoort


/s/Richard S. Simon           Secretary/Treasurer/        March 6, 2001
--------------------          Chief Financial Officer/
                              Principal Accounting Officer
Richard S. Simon              Director




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