Form 10KSB
period 2000-12-31
WHITNEY INFORMATION NETWORK INC
filed 2001-04-04
CIK 1095276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2000

                        Whitney Information Network, Inc.
             (Exact name of registrant as specified in its charter)

            Colorado                  0-27403                 84-1475486
  ----------------------------    -----------------         ---------------
  (State or other jurisdiction      (Commission             (IRS Employer
       of incorporation)            File Number)          Identification No.)

                4818 Coronado Parkway, Cape Coral, Florida 33904
-----------------------------------------------------------------------------------
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

The  Issuer's   revenues  for  the  fiscal  year  ended  December  31,  2000,  were
$32,859,857.

The  aggregate  market  value of the voting  and  non-voting  common  stock held by non-affiliates  of the Issuer,  computed by  reference to the closing sale price of such common  stock as quoted on the OTCBB as of March 28, 2001 was about  $910,900.
(Aggregate  market value has been estimated  solely for the purpose of this report.
For  the  purpose  of this  report  it has  been  assumed  that  all  officers  and directors are affiliates of the  Registrant.  The statements  made herein shall not be construed as an admission for the purposes of determining  the affiliate  status of any person.)

The Issuer had 7,528,022 common shares of common stock outstanding as of December
31, 2000.

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

The Company is currently  holding  approximately  148 basic real estate courses and real  estate  training  academies  per month  and  approximately  9 to 10  advanced programs per month.  The Company has 47 instructors  and has  approximately  14,000 students per month attending its programs.

The Company  trains its students in locations  throughout  the United  States.  The
Company  utilizes  hotels and  conference  facilities  throughout the United States and Canada to conduct  its  training  academies.  The  Company  also  utilizes  its
facilities  in  Cape  Coral,  Florida;   Atlanta,  Georgia;  Ontario,  Canada;  and
Jackson, Mississippi to conduct its training academies.

Publications

The Company currently  produces  approximately 22 publications,  which are promoted by the  Company to the general  public and for use at the  Company's  training  and educational  classes.  The  publications  are written by the  Company.  The Company then retains independent  publishers to produce the publications.  The publications are sold to the  public  or  incorporated  in the  cost of  training  courses.  The
Company does not rely  exclusively  on any one  publishing  firm. In the event that one  publisher  ceased  operations  or refused to continue to publish the Company's products, the Company could easily retain another publisher.

Software

The  Company  sells a line of  software  primarily  for the real  estate  and small business  industry.  The software is developed  and licensed by Precision  Software
Services,  Inc., a corporation  controlled by Russell Whitney,  the Company's Chief
Executive Officer and Chairman of the Board of Directors.

Lectures

The Company delivers a series of lectures and training  programs which relate to its  publications  and  software.  The  Company  charges  fees for its  training programs,  however,  the  Company  does not  charge  for its free  informational lectures.  The Company has many  instructors  that teach  throughout  the United
States and Canada, while at the same time promoting the Company's  publications, software, and the Company's programs to succeed in business, successfully invest in real estate,  achieve financial  independence and protect assets. The Company promotes an initial  program  outlining  how to invest in real estate and how to succeed via small business  ownership.  Upon completion of the Company's initial real estate investment  training,  the Company offers  additional  programs that allow a customer to  concentrate  on a specialized  area.  Each lecture topic is supplemented with the Company's publications.

Real Estate Programs

The Company's base program is a three-day  seminar on basic real estate  investing.
The program is supplemented  with its  publications  and software.  Upon completion of the basic real estate  investing  course,  the Company  promotes an  intensified training camp,  which is designed to expand the knowledge  gained at the basic real estate investing  program.  The intensified  training camp is held at the Company's corporate offices in Cape Coral, Florida.

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

Mentoring

The Company  provides a program  whereby trained  personnel  travel to a customer's hometown  and assist the  customer  in  implementing  the  knowledge  gained at the
Company's lectures within the customer's community.

Financial Management

In addition to the real  estate  investment  programs,  the Company  also  provides additional  ancillary  programs relating to enhancing and the customer's  knowledge of managing and protecting his money.

Internet

Whitney  Internet  Services,   Inc.  provides   marketing  internet   instructional
programs  and  is  expanding   its   operations   into   marketing  web  sites  and
participations in networks of residual internet connection fees.

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

The Company,  through its wholly owned  subsidiary  corporation,  Whitney  Internet
Services,  Inc.,  has entered into a written  agreement  with  Pacific  Webworks,
Inc. to provide the  Company's  students  with  on-line  store front  web-sites  to small and  medium  size  businesses.  The fee for one web site is $29.95 per month.
The Company will receive  compensation  equal to or greater than 33% of all monthly service fees charged by  Pacific Webworks, Inc..  The agreement  with  Pacific
Webworks, Inc.  replaces the agreement the Company previously had with Powersites
Network, Inc.

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
Whitney Internet  Services,  Inc.; Russ Whitney's Wealth  Education  Centers,  Inc.
and its wholly owned  subsidiary  corporations,  Russ  Whitney's  Wealth  Education
Center  of  Jackson,  MS,  Inc.  and Russ  Whitney's  Wealth  Education  Center  of
Atlanta,  Georgia;  Whitney Consulting Services, Inc.; Whitney Canada, Inc.; Wealth
Intelligence Network, Inc.; and Cape Coral Parkway Land Trust.

Wealth Centers

The Company  created  Russ  Whitney's  Wealth  Education  Centers to be  storefront schools,  which offers all the Company's  current products and services.  Curricula include computer  training and courses,  and continuing and professional  education for  professionals.  The  Company  joint  ventured  the Wealth  Centers  with local entrepreneurs.

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

Competition

The Company is involved in highly  competitive  business.  There are several  other entities,  which  manufacture,  publish,  and conduct  training  programs,  many of
which  are  much  larger  companies  possessing   substantially  greater  financial
resources and  facilities  than the Company.  However,  said  corporations  are not using the same  marketing and  distribution  channels for their  products as is the
Company.  The  Company  believes  that the  principal  competitive  factors  in its marketing  are:  (1) brand  recognition;  (2) a broad  selection  of  products  and services;  (3)  comprehensive  courses  and  in-depth  curricula;  (4)  quality and responsiveness  of  customer  service;  and,  (5)  ease  of use  of  the  Company's products.

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

Employees

The  Company  employs  approximately  150  full  time  employees  and  6  part-time employee.

RISK FACTORS

1.    DEVELOPMENT  AND MARKET  ACCEPTANCE OF PRODUCTS.  The  Company's  success and growth  will  depend  upon the  Company's  ability  to  market  its  existing products and services,  of which there is no assurance.  See 'Business - Real
      Estate Programs.

2.    LIQUIDITY;  NEED FOR ADDITIONAL  FINANCING.  The Company believes that it has the  cash it  needs  for at  least  the next  twelve  months  based  upon its internally  prepared budget.  The Company's cash requirements,  however,  are not easily  predictable and there is a possibility  that its budget estimates will  prove  to be  inaccurate.  If the  Company  is  unable  to  generate  a positive  cash flow  before  its cash is  depleted,  it will be  required  to curtail operations  substantially,  or seek additional  capital.  There is no assurance  that the  Company  will be able to obtain  additional  capital  if required,  or if capital is  available,  to obtain it on terms  favorable  to the  Company.  The Company may suffer from a lack of liquidity in the future, which could impair its  short-term  marketing and sales efforts and adversely affect its results of operations.  See 'Management's  Discussion and Analysis or Plan of Operation.

3.    COMPETITION.  Most of the Company's  competitors have  substantially  greater financial,  technical and marketing  resources than the Company. In addition, the Company's  products compete  indirectly with numerous other products.  As the market for the  Company's  products  expand,  the  Company  expects  that additional  competition will emerge and that existing  competitors may commit more resources to those markets. See 'Business - Competition'.

4.    RELIANCE UPON  DIRECTORS AND OFFICERS.  The Company is wholly  dependent,  at the  present,  upon the  personal  efforts and  abilities of its Officers and
      Directors,  Russell A. Whitney,  Chief Executive  Officer and Chairman of the
      Board of  Directors;  Richard  W.  Brevoort,  President  and a member  of the
      Board of  Directors;  and Ronald S. Simon,  Secretary/Treasurer  and a member of the Board of Directors,  who exercise  control over the day to day affairs of the Company. See 'Business' and 'Management.

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
      Any  additional  issuance by the Company,  from its  authorized  but unissued
      shares,   would  have  the  effect  of  diluting  the  interest  of  existing shareholders. See 'Description of Securities'.

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
      See 'Description of Securities'.

8.    NO  DIVIDENDS  ANTICIPATED.   At  the  present  time  the  Company  does  not
      anticipate paying dividends,  cash or otherwise,  on it's Common Stock in the foreseeable  future.  Future  dividends  will depend on earnings,  if any, of the Company,  its financial  requirements  and other  factors.  See 'Dividend
      Policy'.

ITEM 2.  PROPERTIES

The Company  leases office space from Russ  Whitney,  Chief  Executive  Officer and
Chairman of the Board of  Directors,  pursuant to the terms of a three-year  lease, which  commenced  on September  1, 1999 and  terminates  on October 31, 2002 with a monthly rental  payment of $5,805.34.  Russ Whitney is the President of the Company
and a member  of its  Board  of  Directors.  The  terms  of the  lease  are no less favorable as can be obtained from independent third parties.

Russ  Whitney's  Wealth  Education  Center of  Jackson,  MS,  Inc.  a wholly  owned subsidiary  corporation of Russ Whitney's  Wealth  Education  Centers,  Inc. leases
3000 square feet of office space from Brown  Lakeland  Properties/Charles  Brown at
110 Jones Lane,  Flowod,  Mississippi,  pursuant to a written lease agreement.  The term of the lease is September 1, 1999 to August 31,  2002.  The monthly  rental is
$3,550.00.

Whitney Consulting Services,  Inc. leases 7,153 square feet of office space from
Draper  Business Park L.C. at Suite 200,  Building 5, 12227 South  Business Park
Drive,  Draper, Utah pursuant to two written lease agreements.  The terms of the leases are from August 8, 1999 to August 27, 2001. The aggregate monthly rental is
$6,475.94 per month.

Russ  Whitney's  Wealth  Education  Center of Atlanta,  GA , Inc.,  a wholly  owned subsidiary  corporation of Russ  Whitney's  Wealth  Education  Group,  Inc.  leases
4,000  square  feet of office  space from  Trammel  Crow  Company  at 585  Franklin
Street,  Suite 290,  Marietta,  Georgia pursuant to a written lease agreement.  The term of the  lease is from  March 1,  2000 to June 30,  2003.  The  monthly  rental will range from $4,000 to $4,326.67 over the life of the lease.

Whitney  Canada,  Inc.  leases an office  building  at Unit 20,  3780-14th  Avenue,
Ontario,  Canada,  pursuant to a written lease agreement.  The term of the lease is from May 1,  2000 to April 30,  2003.  The  monthly  rental  is  $1,080.63  for the first year and $1,654.19 for the second in Canadian dollars.

Cape Coral Parkway Land Trust owns an office  building at 1612 E. Cape Coral,  Cape
Coral,  FL. The  Company is  currently  leasing  space to two  tenants  pursuant to written lease agreements  which both expire in 2001 and carry two  five-year-period renewal options.

ITEM 3.  LEGAL PROCEEDINGS

The  Company  is not a  party  defendant  in any  material  pending  or  threatened litigation  and  to  its  knowledge,  no  action,  suit  or  proceedings  has  been threatened against its officers and its directors.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was  submitted  during the fourth  quarter of the fiscal year  covered by this report to a vote of security  holders,  through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The  Company's  shares are traded on the  Bulletin  Board  operated by the National
Association of Securities  Dealers,  Inc. (the 'Bulletin  Board') under the trading
symbol  'RUSS.'  The  Company's   shares  began  trading  in  August  1998.   These
quotations  reflected  inter-dealer  prices,  without retail  mark-up,  markdown or commissions and may not represent actual  transactions.  Summary trading by quarter for the 2000, 1999, and 1998 fiscal years are as follows:

Fiscal quarter 2000                                           High Ask        Low Bid
                                                           ------------    ----------

      Fourth Quarter                                        $      1.25     $      1.00
      Third Quarter                                         $      1.25     $      1.05
      Second Quarter                                        $      4.00     $      3.25
      First Quarter                                         $      3.87     $      3.50

Fiscal quarter 1999

      Fourth Quarter                                        $      2.50     $      1.88
      Third Quarter                                         $      2.00     $      1.44
      Second Quarter                                        $      2.00     $      1.87
      First Quarter                                         $      2.00     $      1.75

Fiscal quarter 1998

      Fourth Quarter                                        $      2.50     $      2.00
      Third Quarter                                         $      3.50     $      3.00
      Second Quarter                                        $       -       $       -
      First Quarter                                         $       -       $       -

The source for the  foregoing  high and low bid  information  was  Michael  Kirby a
registered   representative  of  Spencer  Edwards,  Inc.  a  market  maker  in  the
Company's common stock.

As of  December  31,  2000,  the  Company  had 168  holders of record of its Common
Stock.

The  Company  has  not  paid  any  dividends  since  its  inception  and  does  not anticipate paying any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has  7,528,022  shares of Common  Stock  issued and  outstanding  as of
December  31,  2000.  Of  the  7,528,022  shares  of  the  Company's  Common  Stock outstanding,  750,022 shares are freely  tradable and 6,778,000  shares can only be resold in compliance  with Reg. 144 adopted under the  Securities  Act of 1933 (the
'Act').

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

On or about August 18, 1998,  the Company  reverse split its shares of common stock on a 1-for-1.3016 basis.

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

On August 18, 1998, the Company  acquired all of the issued and outstanding  shares of  common  stock  of Win  Systems,  Inc.,  a  corporation  controlled  by  Russell
Whitney,  the  Company's  Chief  Executive  Officer  and  Chairman  of the Board of
Directors in  consideration  of 6,750,000  shares of the Company's common stock and
340,000 Class B Warrant entitling  the  holders  thereof to  acquire an  additional
340,000  shares of the  Company's  common  stock at an exercise  price of $4.00 per share up to  August 18,  2002.  The shares of common stock and warrants were issued pursuant to Section 4(2) of the  Securities  Act of 1933.  For a description of the
Class B Warrants, see 'Description of Securities.'

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

On April 24, 2000,  the Company  converted  their 340,000 class B warrants to stock options.  The  exercise  price of the  warrants  was changed  from $4 to $2 in this transaction.  These  options will be accounted  for under  variable  accounting  in accordance with FIN44.

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

Advertising and Sales Expense

Total  Advertising  and  Sales  Expense  increased  in the 4th  quarter  of 1999 to
$5,283,252  from  $4,330,864  and increased for the year ended December 31, 1998 as compared  with  the  same  twelve  month  period  in 1998  (being  $13,676,407  and
$8,773,036   respectively).   This  increase  in  advertising  and  sales  expenses
represents  management's  decision to increase  sales,  expand product  lines,  and offer the  Company's  students a greater  variety of courses to choose  from.  As a result  there  were a greater  number of period  costs  incurred  in the year ended
December  31,  1999  where  certain  marketing  strategies  were  being  tested and refined.  The results of these tests and  refinements  hopefully  will  materialize in the subsequent  year.  Thus,  expenses  increased  proportionately  with a sales increases due to the higher expenditures in the last quarter of 1999.

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
The net loss was  $1,962,266  for the year ended  December 31, 1999  compared  with
loss of   $2,238,307   for the year ended  December 31, 1998, a decrease in loss of
$276,041 or 22% over the prior  year.  This  resulted in loss of $.26 per share for
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

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Revenues  for the  year  ended  December  31,  2000  increased  to  $32,859,857  as compared  with  $26,775,589  for the year ended  December  31,  1999 an increase of
$6,084,268 or 23%.  Total deferred  revenues on the balance sheet were  $22,640,442 and  $9,311,574  at  December  31,  2000  and  1999,  respectively.  Cost of  sales increased to $22,232,387  for the year ended December 31, 2000 from  $11,529,312 in the year ended December 31, 1999.

Total Advertising,  Selling and General and  Administrative  expenses increased for the year ended December 31, 2000 to $19,587,933  from  $17,208,543 as compared with
1999.  These  substantial  increases  in  revenues  and  expenses in 2000 over 1999 reflect a general  increase  in business  activity,  and reflect the results of the company's plan to expand its business into new markets and develop new products.

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

Net loss of  $8,703,127  for the year ended  December  31, 2000  increased  by 343%
over the net loss for the year ended  December 31, 1999 of  $1,962,266 or a loss of
$1.16 per share as compared with a loss of $.26 a share for the prior year.

The  Internet  division,  although  small as  compared  to the  Company as a whole, contributed  to loss for the year of  approximately  $2,500,000  and  $800,000  for the quarter.  This loss was caused  primarily  by  ineffective  marketing  programs and poor  management.  The cost per person of TV advertising  for this division has exceeded the Company's  threshold of acceptability  and has contributed  greatly to the loss.  All TV  advertising  for this  division  has  stopped as of  November 1,
2000.  The company  has, in the 4th quarter of the year taken  additional  steps to eliminate  losses in this  division.  The  Company  is  currently  testing  various marketing  programs  to  enhance  the  Internet  division,  which are  designed  to produce  sales at a cost in  which  the  Company  can  realize  its  normal  profit margin.  The real  estate  division  profits  (although  deferred)  have  increased proportionately  this  year and  especially  in the third and  fourth  quarters  so there are no visible  signs that would  contribute  to any  reduction the Company's upward growth trend.

Earnings (Loss) Before Interest,  Taxes,  Depreciation  and  Amortization  (EBITDA)
for the year ended December 31, 2000 and 1999 was  $(8,533,194)  and  $(1,923,999),
respectively.  EBITDA  is  defined  as  net  income  (loss)  before  income  taxes, interest and other income and expense,  net,  plus  depreciation  and  amortization including amortization of pending real estate sales contracts.

Liquidity and Working Capital

At  December  31,  2000  the  company  had  cash of  $3,316,905  as  compared  with
$1,274,708  at December 31,  1999.  This  increase of  $2,042,197  is  attributable primarily to cash provided by  operations.  The company  anticipates  that its cash flow from operations will be sufficient to meet its needs in the next 12 months.

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

The Company  subsequently  has decided that the  treatment  of deferring  the above costs was a policy  that was not  consistent  with  Generally  Accepted  Accounting
Principles  (GAAP) and has  changed its policy to reflect the above costs (with the exception  of the  trainer's  fees) as period  costs.  Therefore,  these  financial statements  have been  restated to reflect  the change in  accounting  method.  The deferred  expenses  (trainer's  fees) are amortized as revenue is  recognized.  The following  table  reflects  the  effect  of the  change  on the  current  financial statements.

                               Statement of Income
                      for the Year Ended December 31, 1999

                                                As
                                            Previously
                                             Reported         Change        Restated
                                           -----------     -----------    -----------

Sales                                      $26,775,589     $        -     $26,775,589
Cost of Sales                               11,529,312              -      11,529,312
                                           -----------     -----------    -----------
Gross Profit                                15,246,277              -      15,246,277
                                           -----------     -----------    -----------

Expenses
   Advertising and Sales Expense             8,512,287       4,195,988     12,708,275
   General and Administrative Expense        4,500,268              -       4,500,268
                                           -----------     -----------    -----------
      Total                                 13,012,555       4,195,988     17,208,543
                                           -----------     -----------    -----------

Income (Loss) Before Taxes                   2,233,722      (4,195,988)    (1,962,266)

Income Tax                                    (841,952)        841,952             -
                                           -----------     -----------    -----------

NET INCOME(LOSS)                           $ 1,391,770     $(3,354,036)   $(1,962,266)
                                           ===========     ===========    ===========

Per Share                                  $      0.18                    $     (0.26)
                                           ===========                    ===========

This  restatement  had  the  effect  of  the  Company   recognizing  an  additional
$4,195,988  of  previously  deferred  expenses  as  current  period  expenses.  The
Company  went from a net income of  $1,391,770  to a net loss of  ($1,962,266)  and earnings per share of $0.18 per share to a loss of ($0.26) per share.

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

                               Statement of Income
                      for the Year Ended December 31, 1998

                                                 As
                                             Previously
                                              Reported          Change        Restated
                                             -----------     -----------     -----------

Sales                                        $13,760,208     $        -      $13,760,208
Cost of Sales                                 (4,682,850)             -       (4,682,850)
                                             -----------     -----------     -----------
Gross Profit                                   9,077,358              -        9,077,358
                                             -----------     -----------     -----------

Expenses
   Advertising and Sales Expense               5,351,293       3,421,743       8,773,036
   General and Administrative Expense          2,542,629              -        2,542,629
                                             -----------     -----------     -----------
      Total                                    7,893,922       3,421,743      11,315,665
                                             -----------     -----------     -----------

Income (Loss) Before Taxes                     1,183,436      (3,421,743)     (2,238,307)

Income Tax                                      (415,000)        415,000              -
                                             -----------     -----------     ----------

NET INCOME (LOSS)                            $   768,436     $(3,006,743)    $(2,238,307)
                                             ===========     ===========     ===========

Per Share                                    $      0.10                     $     (0.30)
                                             ===========                     ===========

This  restatement  had  the  effect  of  the  Company   recognizing  an  additional
$3,421,743  of  previously  deferred  expenses  as  current  period  expenses.  The
Company  went  from a net  income of  $768,436  to a net loss of  ($2,238,307)  and earnings per share of $0.10 per share to a loss of ($0.30) per share.

Office Building

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

ITEM 7.  FINANCIAL STATEMENTS

                        WHITNEY INFORMATION NETWORK, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                           December 31, 2000 and 1999

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                                Table of Contents

Independent Auditors' Reports

Financial Statements

      Consolidated Balance Sheet

      Consolidated Statements of Operations

      Consolidated Statement of Changes in Stockholders' Deficit

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Whitney Information Network, Inc.
Cape Coral, Florida

We  have  audited  the   accompanying   consolidated   balance   sheet  of  Whitney
Information  Network,  Inc.  and  Subsidiaries  as of December  31,  2000,  and the
related  consolidated  statements of operations,  changes in stockholders'  deficit and cash flows for the year then ended.  These  consolidated  financial  statements are the responsibility of the management of Whitney Information  Network,  Inc. and
Subsidiaries.  Our  responsibility  is to express an opinion on these  consolidated financial statements based on our audit.

We conducted our audit in accordance with generally  accepted  auditing  standards.
Those  standards  require  that we plan and perform the audit to obtain  reasonable
assurance  about  whether  the  consolidated   financial  statements  are  free  of
material  misstatement.  An audit  includes  examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.
An audit also includes  assessing the accounting  principles  used and  significant estimates  made  by  management,  as  well  as  evaluating  the  overall  financial statement  presentation.  We believe  that our audit  provides a  reasonable  basis for our opinion.

In our opinion,  the consolidated  financial  statements  referred to above present fairly, in all material  respects,  the consolidated  financial position of Whitney
Information  Network,  Inc.  and  Subsidiaries  as of December  31,  2000,  and the
results  of their  operations  and their  cash  flows  for the year  then  ended in conformity with generally accepted accounting principles.

                                             /s/Ehrhardt Keefe Steiner & Hottman PC
                                                Ehrhardt Keefe Steiner & Hottman PC

March 14, 2001
Denver, Colorado

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

I have audited the accompanying  restated statements of consolidated  operations and  consolidated  cash flows for the year ended  December  31,  1999 of Whitney
Information  Network,  Inc., (formerly Win Systems  International,  Inc.). These financial  statements are the  responsibility  of the Company's  management.  My responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on my audit.

I have  conducted  my audit  in  accordance  with  generally  accepted  auditing standards.  Those standards  require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management,  as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

Whitney Information Network,  Inc. has restated its financial statements for the year ended  December 31, 1999 as a result of a change in  accounting  method for deferred expenses.  Previously,  Whitney Information Network,  Inc. has deferred certain expenses to the next year. However,  Whitney Information Network,  Inc., in accordance with Generally Accepted Accounting Principles, has determined that such previously  deferred expenses should be expensed currently and has restated
its  financial  statements  accordingly.  See  "Subsequent  Events"  note to the
Financial Statement.

In my opinion, the restated consolidated  financial statements referred to above present fairly,  the results of consolidated  operations and  consolidated  cash flows for the year then ended of Whitney Information  Network,  Inc.,  (formerly
Win Systems  International,  Inc.) and are in conformity with Generally Accepted
Accounting Principles consistently applied.

                                           LARRY LEGEL

                                           /s/ Larry Legel
                                           Certified Public Accountant

March 6, 2001
March 21, 2000
Ft Lauderdale, Florida

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 2000

                                     Assets
Current assets
  Cash and cash equivalents                                                $ 3,316,905
  Accounts receivable (net allowance of $91,885)                             1,793,454
  Due from affiliates                                                           70,490
  Prepaid advertising and other                                                625,028
  Income taxes receivable and prepayments                                    1,893,999
  Inventory                                                                    268,663
  Deferred seminar expenses                                                  2,644,404
                                                                           -----------
      Total current assets                                                  10,612,943
                                                                           -----------

Other assets
  Property and equipment, net                                                2,920,597
  Other assets                                                                 121,057
                                                                           -----------
      Total other assets                                                     3,041,654
                                                                           -----------

Total assets                                                               $13,654,597
                                                                           ===========

                         Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable                                                         $ 1,942,804
  Accrued seminar expenses                                                     349,341
  Deferred revenues                                                         22,640,442
  Other accrued liabilities                                                    458,982
                                                                           -----------
      Total current liabilities                                             25,391,569

Mortgage note payable                                                        1,200,000
                                                                           -----------
      Total liabilities                                                     26,591,569
                                                                           -----------

Preferred stock, no par value, 10,000,000 shares
 authorized, no shares issued and outstanding.                                      -
Common stock, no par value, 25,000,000 shares
 authorized, 7,528,022 shares issued and outstanding.                           67,102
Paid in capital                                                                    900
Accumulated deficit                                                        (13,004,974)
                                                                           -----------
      Total stockholders' deficit                                          (12,936,972)
                                                                           -----------

Total liabilities and stockholders' deficit                                $13,654,597
                                                                           ===========
                 See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                      For the Years Ended
                                                          December 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

Sales                                            $ 32,859,857      $ 26,775,589
Cost of sales                                      22,232,387        11,529,312
                                                 ------------      ------------
      Gross profit                                 10,627,470        15,246,277
                                                 ------------      ------------

Expenses
  Advertising and sales expense                    12,529,615        12,708,275
  General and administrative expense                7,058,318         4,500,268
                                                 ------------      ------------
      Total expenses                               19,587,933        17,208,543
                                                 ------------      ------------

Loss from operations                               (8,960,463)       (1,962,266)

Other income
  Interest                                            257,336              --
                                                 ------------      ------------

Loss before income taxes                           (8,703,127)       (1,962,266)

Income taxes                                             --                --
                                                 ------------      ------------

Net loss                                         $ (8,703,127)     $ (1,962,266)
                                                 ============      ============

Basic and fully diluted loss per share           $      (1.16)     $      (0.26)
                                                 ============      ============

                 See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Deficit
                 for the Years Ended December 31, 2000 and 1999

                                   Common Stock
                             ---------------------------                                      Total
                              Number of                       Paid in     Accumulated     Stockholders'
                                Shares         Amount         Capital       Deficit          Deficit
                             ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1998      7,500,047   $      2,602   $        900   $ (2,339,581)   $ (2,336,079)

Issuance of stock                  27,975         64,500           --             --            64,500

Net loss                             --             --             --       (1,962,266)     (1,962,266)
                             ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1999      7,528,022         67,102            900     (4,301,847)     (4,233,845)

Net income                           --             --             --       (8,703,127)     (8,703,127)
                             ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2000      7,528,022   $     67,102   $        900   $(13,004,974)   $(12,936,972)
                             ============   ============   ============   ============    ============

                 See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                      For the Years Ended
                                                          December 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
Cash flows from operating activities
  Net loss                                        $ (8,703,127)   $ (1,962,266)
                                                  ------------    ------------
  Adjustments to reconcile net loss to net cash
   provided by operating activities
   Allowance for doubtful accounts                      91,885            --
   Depreciation and amortization                       169,933          18,267
   Changes in assets and liabilities
     Accounts receivable                              (489,780)       (415,296)
     Prepaid advertising and other                      44,079        (527,659)
     Income tax receivable and prepayments            (925,867)       (968,132)
     Inventory                                        (268,663)           --
     Deferred expenses                              (1,283,078)       (684,427)
     Other assets                                       36,658        (141,905)
     Accounts payable                                1,346,341          31,755
     Accrued seminar expense                           101,481         247,860
     Deferred revenues                              13,328,868       5,353,330
     Other liabilities                                  96,631         299,423
                                                  ------------    ------------
                                                    12,248,488       3,213,216
                                                  ------------    ------------
      Net cash provided by operating activities      3,545,361       1,250,950
                                                  ------------    ------------

Cash flows from investing activities
  Purchases of property and equipment               (1,439,920)       (278,540)
  Loans to affiliates                                  (63,244)       (120,345)
                                                  ------------    ------------
      Net cash used by investing activities         (1,503,164)       (398,885)
                                                  ------------    ------------

Cash flows from financing activities
  Issuance of common stock                                --            64,500
  Net repayments of loans from affiliates                 --           (12,428)
                                                  ------------    ------------
      Net cash provided by financing activities           --            52,072
                                                  ------------    ------------

Net increase in cash and cash equivalents            2,042,197         904,137

Cash and cash equivalents, beginning of year         1,274,708         370,571
                                                  ------------    ------------

Cash and cash equivalents, end of year            $  3,316,905    $  1,274,708
                                                  ============    ============

Supplemental cash flow information:
     Cash paid for income  taxes was  $925,867  and $968,132 for the years ended
     December 31, 2000 and 1999, respectively.

Supplemental disclosure of non-cash investing and financing activities:
     During 2000, a building  was  acquired  through a mortgage  note payable of
     $1,200,000.

     During  2000,  $168,715 of fixed assets were  acquired,  at net book value, from a related entity through related party advances.

                 See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization and History of the Corporation

Whitney  Information  Network,  Inc.  and  subsidiaries  (the  Company)  is engaged primarily in the business of providing  financial  education and training  services through  seminars,  workshops  and  publications.  The  Company's  educational  and training  services are  concentrated  in the area of financial  management and real estate  investment.  The  Company  markets  its  services  and  products  primarily through periodic publications, telemarketing, television and radio.

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

During 1998, Win Systems  International,  Inc.  expanded its  educational  seminars business  into Canada  through the opening of a wholly  owned  subsidiary,  1311448
Ontario,  Inc. The Canadian  operations  continued to expand and at the end of 1999 the operations  were  transferred to Whitney Canada,  Inc.  through an amalgamation of two wholly owned subsidiaries.

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

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies (continued)

Organization and History of the Corporation (continued)

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
Russ  Whitney's  Wealth  Education  Center of  Jackson,  MS, Inc.  incorporated  in
Wyoming  on  June  8,  1999  and a  school  was  opened  in  December,  1999.  Russ
Whitney's Wealth Education Center of Atlanta,  GA, Inc.  incorporated in Wyoming on
July 22, 1999 and a school was opened in June 2000.  The Wealth  Education  Centers are the first two of many  regional  centers being  planned  throughout  the United
States and  represents an expansion  from the  educational  seminars  industry into regional  permanent  schools  for  teaching  classes  in how to build and  maintain wealth.

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

The 1612 E. Cape Coral  Parkway  Land Trust was  organized in 2000 to take and hold a  property  purchased  in Cape  Coral,  Florida.  The  Company's  Chief  Financial
Officer has been  designated as trustee and Whitney  Information  Network,  Inc. is the beneficiary of the trust.

Principles of Consolidation

The  accompanying   consolidated  financial  statements  include  the  accounts  of
Whitney  Information  Network,  Inc.  and the  following  wholly  owned  subsidiary corporations:  Whitney  Education Group,  Inc.;  Whitney Internet  Services,  Inc.;
Russ  Whitney's  Wealth  Education  Centers,  Inc. and its wholly owned  subsidiary corporations,  Russ  Whitney's  Wealth  Education  Center of Jackson,  MS, Inc. and
Russ Whitney's  Wealth Education Center of Atlanta,  GA, Inc.;  Whitney  Consulting
Services,  Inc.;  Whitney  Canada,  Inc.;  Whitney  Mortgage.com,  Inc.; and Wealth
Intelligence  Network,  Inc.,  and the 1612 E. Cape Coral  Parkway Land Trust.  All
material inter-company transactions have been eliminated.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect the  reported  amounts  of assets  and  liabilities  and  disclosures  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period.
Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash  and  cash  equivalents  includes  all  cash  balances  and  highly  liquid investments with an original maturity of three months or less.

Concentration of Credit Risk

Financial  instruments,  which potentially subject the Company to concentrations of credit risk,  consist of cash and short-term  cash  investments  and accounts receivable.  The Company places its temporary cash  investments with high credit
quality   financial   institutions.   The  Company  at  December  31,  2000  and
periodically  throughout the year has maintained  balances in various  operating accounts in excess of federally insured limits.  The Company has not experienced any losses in such accounts.  The Company periodically  performs credit analysis and  monitors  the  financial  condition  of its  customers in order to minimize credit risk.

Inventory

Inventory is stated at the lower of cost, determined by the first-in,  first-out method (FIFO),  or market.  Inventory  consists  primarily of books,  videos and training materials.

Financial Instruments

The  Company's  financial  instruments  consist  principally  of cash,  accounts receivable and deferred seminar expense,  accounts  payable,  accrued  expenses, deferred educational  revenues,  and notes payable. The carrying amounts of such financial  instruments  as  reflected  in the balance  sheet  approximate  their estimated  fair value as of December 31, 2000.  The estimated  fair value is not necessarily  indicative  of the amounts the Company  could  realize in a current market exchange or of future earnings or cash flows.

Accounts Receivable

Accounts  receivable  consists of trade receivables from the sale of educational products and services.  The Company believes the allowance for doubtful accounts is  sufficient  to cover any  uncollectible  amounts  as of 2000 and the  entire amount  of  revenue  related  to the net  accounts  receivable  is  deferred  as described below.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies (continued)

Revenue Recognition, Deferred Revenue and Deferred Expenses

Revenue from product sales is  recognized at the time the sale is made.  Revenue from  educational  seminars is recorded (1) when the non  refundable  deposit is received for the  seminars  and the seminar has taken place;  and (2) when it is reasonably  certain  that the  balance  of the  option  to  purchase  additional programs  will be exercised  and paid and the seminar has taken place.  Deferred revenue is recorded when the seminar  proceeds are received in full prior to the
related  seminar  taking  place.   Expenses  directly   associated  with  future
instructional programs are deferred until the related revenue is recognized.

Advertising Expense and Prepaid Advertising

The Company  expenses  advertising  costs as  incurred.  Advertising  costs were approximately  $7,294,000  and  $4,696,000 for the years ended December 31, 2000 and 1999,  respectively.  Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. Advertising costs recorded as prepaid as of December 31, 2000 were $467,737.

Property and Equipment

Property and  equipment  are stated at cost.  Depreciation  or  amortization  is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

      Building                                             40 years
      Office furniture                                     7 years
      Office equipment                                     5 years
      Intangibles (Contract Rights)                        15 years
      Leasehold Improvements                               5 years or term of lease

      Description                                           December 31,
                                                               2000
                                                            ----------

      Building                                              $ 2,207,482
      Furniture and fixtures                                    316,770
      Equipment                                                 467,401
      Leasehold improvements                                    122,658
                                                            -----------
                                                              3,114,311
      Less accumulated depreciation                            (193,714)
                                                            -----------

                                                            $ 2,920,597
                                                            ===========

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies (continued)

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial  Accounting Standards (SFAS) No. 121, Accounting for the Impairment
of Long-Lived  Assets and for  Long-Lived  Assets to be disposed of. The Company periodically  evaluates the carrying  value of long-lived  assets to be held and used, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is  separately  identifiable  and is less than its carrying value.  In that  event,  a loss is  recognized  based on the amount by which the carrying  value  exceeds the fair market  value of the  long-lived  asset.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Income Taxes

The  Company  recognizes  deferred  tax  liabilities  and  assets  based  on the differences  between the tax basis of assets and  liabilities and their reported amounts in the  financial  statements  that will result in taxable or deductible amounts in future years. The Company's  temporary  differences  result primarily from the recognition of deferred expenses for tax purposes.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard
No. 128,  "Earnings Per Share" (FAS 128). All dilutive  potential  common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share is  equivalent  and  accordingly  only  basic  loss per share has been presented.

Recently Issued Accounting Pronouncements

In June 1998, June 1999 and June 2000, the Financial  Accounting Standards Board
(FASB)  issued  Statement  of  Financial  Accounting  Standards  (SFAS) No. 133,
"Accounting  for  Derivative  Instruments  and  Hedging  Activities,"  SFAS 137,
"Accounting for Derivative  Instruments and Hedging Activities - Deferral of the
Effective Date of FASB Statement No. 133" and SFAS 138,  "Accounting for Certain
Derivative  Instruments  and Certain  Hedging  Activities  an  Amendment of FASB
Statement  No.  133."  These  statements   establish  accounting  and  reporting
standards  requiring  that  every  derivative   instrument,   including  certain
derivative  instruments embedded in other contracts,  be recorded in the balance sheet as  either  an asset  or  liability  measured  at its  fair  value.  These statements  require that changes in the fair value of a derivative be recognized currently in earnings  unless specific hedge  accounting  criteria are met. SFAS
No. 133 is effective for all fiscal quarters of all fiscal years beginning after
June  15,  2000.  This  statement  currently  has no  impact  on  the  financial statements  of  the  Company,  as the  Company  does  not  hold  any  derivative instruments or participate in any hedging activities.

On February  14,  2001,  the FASB issued an exposure  draft  entitled  "Business
Combination  and  Intangible  Assets -  Accounting  for  Goodwill."  Under  this proposed  statement,  with its  effective  date,  corporations  would no  longer amortize goodwill.  Goodwill would be tested for impairment when events occurred that would reasonably  dictate that an impairment of goodwill may have occurred.
The results on the financial  statements would not be material to the year ended
December 31, 2000.

Note 2 - Mergers, Acquisitions and Capital Accounts

On August 18, 1998, Whitney Education Group, Inc.  (formerly Win Systems,  Inc.)
was  acquired  by  Whitney  Information  Network,  Inc.  (formerly  Win  Systems
International,  Inc.  and prior to that Gimmel  Enterprises,  Inc.) in a reverse merger whereby Whitney  Education group,  Inc.  exchanged 100% of its shares for
90% of Gimmel's shares bringing the total shares of Whitney Information Network,
Inc. (issued and outstanding) at August 18, 1998 to 7,500,047. Whitney Education
Group,  Inc. became a wholly owned  subsidiary of Whitney  Information  Network,
Inc. (WIN).  The financial  statements from January 1, 1997 through December 31,
1999 are based upon the  assumption  that the  companies  were  combined for the entire period and all stock splits have been  reflected in the  statements as of the beginning of the period.  Also, on August 18, 1998, WIN issued 187,500 Class
A stock purchase warrants and 340,000 Class B stock purchase warrants.  Both the
Class A and Class B warrants are exercisable at $4.00 per share.

The Company  has Class A warrants  and Class B warrants  outstanding,  which are exercisable two years and four years,  respectively,  after the underlying stock is  registered.  The  Company  also  instituted  a  stock  option  plan  for key personnel. Under the plan, options are to be granted at the fair market value at the date of the grant and exercisable for a ten-year period after the grant with a three-year vesting schedule. The Company has reserved 2,000,000 shares for the stock  option plan of which  1,093,650  option  shares  have been  granted at an exercise price of approximately $2.00 per share. No options have been exercised.

On  February  1,  1999,  the  Company  purchased  all of the  Assets  of  Wealth
Intelligence  Network,  Inc. for 20,000  shares of stock at $2.50 per share.  In addition,  the Company  issued (during the period from May to August 1999) 8,000 shares to a financial  public relations firm in lieu of cash for services valued at $14,500.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 2 - Mergers, Acquisitions and Capital Accounts (continued)

In April 2000, the Company  converted  their 340,000 class B warrants  issued to employees  in August 1998 into stock  options.  In the  conversion,  the Company reduced  the  exercise  price  from  $4 to $2  (fair  market  value  on  date of conversion). This transaction will be accounted for using variable accounting in accordance  with FIN 44. No adjustment  was made for the period ending  December
31, 2000  because the market price as of December 31, 2000 of the stock was less than the $2 exercise price.

Note 3 - Related Party Transactions

The Company has rented its headquarters location in Cape Coral,  Florida,  since
1992 from the  Chairman  of the Board  and pays rent on annual  leases.  Rentals under the  related  party  lease were  $69,644  and  $35,622 for the years ended
December 31, 2000 and 1999, respectively. The Company leases approximately 8,700 square feet  presently.  Future minimum  payments,  by year and in the aggregate under  capital and  non-cancelable  operating  leases with  initial or remaining terms of one year or more are shown in Note 5 to the financial statements.

MRS Equity Corp.  provides certain products and services for Whitney Information
Network,  Inc. and Whitney Information  Network,  Inc. provides MRS Equity Corp.
with payroll services including leased employees.  Whitney Information  Network,
Inc.  provided  payroll  services to MRS Equity Corp. in the amounts of $170,422 and $111,724 for the years ended December 31, 2000 and 1999,  respectively.  MRS
Equity Corp.  provided  Whitney  Information  Network,  Inc.  with  $273,525 and
$254,826  for  product  costs for the years  ended  December  31, 2000 and 1999, respectively.  MRS Equity  Crop.  is a 100 percent  subsidiary  of Equity  Corp.
Holdings,  Inc.  of which  the  Chairman  of the  Board of  Whitney  Information
Network, Inc. owns a controlling interest.

Precision Software Services,  Inc. (PSS) is a company that develops and licenses software  primarily  for the real  estate  and small  business  industries.  The
Chairman of the Board of Directors of Whitney Information  Network,  Inc. owns a majority interest in PSS. During 2000 and 1999, PSS provided Whitney Information
Network,  Inc.  $378,525 and $318,089 in product cost,  respectively.  PSS sells products to Whitney  Information  Network,  Inc. at a price less than the prices offered to third parties.  Whitney  Information  Network,  Inc. provided payroll services  to PSS in the  amount of  $68,811  and  $38,605  for the  years  ended
December 31, 2000 and 1999, respectively.

Whitney  Information   Network,   Inc.  provided  payroll  services  to  Whitney
Leadership  Group, Inc. in the amount or $80,956 and $82,787 for the years ended
December  31,  2000  and  1999,  respectively.  During  2000 and  1999,  Whitney
Information Network made payments of $230,476 and $368,702 for registration fees and commissions,  respectively. The Chairman of the Board of Whitney Information
Network, Inc. is the President and Chief Operating Officer of Whitney Leadership
Group, Inc.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 3 - Related Party Transactions (continued)

United States  Fiduciary Corp is a company who provides  telemarketing  services for Whitney Information Network, Inc. The Chairman of the Board of Directors and
the Chief Financial Officer are also members of the board of directors of United
States Fudiciary Corp. During 2000 and 1999, Whitney Information  Network,  Inc.
paid $418,096 and $0 in commission payments to United States Fudiciary Corp.

RAW, Inc. is a company owned by the Chairman of the Board of Whitney Information
Network,  Inc.,  which buys,  sells and invests in real  property.  During 2000,
Whitney  Information  Network Inc.  provided $10,869 in payroll services to RAW,
Inc.

Those items above that are reasonably  expected to be collected  within one year are shown as current and those that are not expected to be collected  during the next year are shown as non-current.

Related party receivables and payables were as follows:

                                                December 31,
                                                    2000
                                                  --------
Receivables
  Due from Whitney Leadership Group               $160,587
  Due from MRS Equity Corp.                           --
  Due from RAW, Inc.                                15,619
                                                  --------

                                                   176,206
                                                  --------

Payables
  Amounts due to Whitney Leadership Group, Inc.   $   --
  Amounts due to RAW, Inc.                           3,876
  Amounts due to MRS Equity Corp.                   69,415
  Amounts due to PSS                                32,425
                                                  --------

                                                   105,716
                                                  --------

Net receivable                                    $ 70,490
                                                  ========

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 4 - Long-Term Debt

Notes Payable

Notes payable consists of the following:
                                                                          December 31,
                                                                              2000
                                                                         -------------
Note  payable to seller of building,  interest at a variable  interest rate,  adjusted  semi-annually  based  on the  prime  rate  (9% as of
 December  31,  2000) and shall not exceed 10% or fall below 8% during
 the  first  three  years  of  the  mortgage.   Monthly  interest-only
 payments of $9,000 are payable  through  December  2004 at which time the note  balloons  and all  principal  and accrued  interest is due.
 Collateralized by real property.                                         $  1,200,000
                                                                          ============

Note 5 - Commitments and Contingencies

In addition to its lease with a related  party (Note 3), the Company  leases the following properties:  (1) its headquarters building in Cape Coral, Florida, (2)
its  telemarketing  facility in Draper,  Utah,  (3) a Wealth Center  facility in
Jackson,  Missouri, (4) its Whitney Canada location in Ontario, and (5) a Wealth
Center facility in Atlanta,  Georgia. Future minimum payments by year and in the aggregate under  non-cancelable  operating leases with terms of one year or more are as follows:

                                             Related
        Year Ended December 31,               Party           Other          Total
        -----------------------             ---------       ---------      ---------

               2001                         $  69,664       $ 145,170      $ 214,834
               2002                            58,053          86,179        144,232
               2003                                -           25,960         25,960
                                            ---------       ---------      ---------

                                            $ 127,717       $ 257,309      $ 385,026
                                            =========       =========      =========

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 5 - Commitments and Contingencies (continued)

Litigation

The Company is not involved in any material  asserted or  unasserted  claims and actions  arising out of the normal course of its business that in the opinion of the Company, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on the Company's financial position.

Other

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

Note 6 - Stockholders' Equity and Transactions

Stock-Based Compensation Plans

The  Company's  stock option plans  provide for the granting of stock options to key employees. Under the terms and conditions of the plans, any time between the grant date and two years of service,  the employee may purchase up to 25% of the option  shares.  After three  years of  continuous  service,  the  employee  may purchase all remaining option shares. All options expire ten years from the date of the grant.

A summary of the status of the Company's stock option plans is as follows:

                                                       December 31,
                                    ------------------------------------------------
                                              2000                      1999
                                    ------------------------   ---------------------
                                                   Weighted                  Weighted
                                                   Average                   Average
                                     Number of     Exercise     Number of    Exercise
                                       Shares        Price       Shares        Price
                                     ---------     ---------    ---------    ---------

Outstanding at beginning of year       787,800          1.92      369,000         2.00
      Granted                          385,000          1.97      471,650         1.88
      Exercised                             -             -            -            -
      Canceled/expired                 (79,150)        (1.92)     (52,850)       (1.96)
                                     ---------     ---------    ---------    ---------

Outstanding and exercisable at
 end of year                         1,093,650          1.94      787,800         1.93
                                     =========     =========    =========    =========

Options   available   for  future
grant                                  906,350                  1,212,200
                                     =========                  =========

Weighted average fair value of
 options granted during the year     $    1.87                  $    1.70
                                     ==========                 ==========

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Stockholders' Equity and Transactions (continued)

Stock-Based Compensation Plans (continued)

The following  information  summarizes stock options outstanding and exercisable at
December 31, 2000:
                                                                           Weighted
                                                             Weighted      Average
                                                              Average      Remaining
                                               Number of     Exercise     Contractual
Range of exercise prices                        Options        Price         Life
------------------------                      ----------    ----------    ----------

  $1.75                                           45,000    $     1.75          9.33
  $1.88                                          401,650    $     1.88          8.66
  $2.00                                          647,000    $     2.00          9.22
                                              ----------    ----------    ----------

  $1.75 to $2.00                               1,093,650    $     1.94          9.01
  ==============                              ==========    ==========    ==========

The weighted average fair value of options granted are as follows:

                                                                           Weighted
                                                                            Average
                                                             Number of        Fair
                                                              Options         Value
                                                           -----------     ---------
Granted during the year ended December 31, 1999
      Less than fair value                                          -             -
      Equal to fair value                                      471,650          1.70
      Greater than fair value                                       -             -
                                                             ---------       --------
                                                               471,650          1.70
                                                             =========       ========

Granted during the year ended December 31, 2000
      Less than fair value                                          -             -
      Equal to fair value                                      385,000          1.87
      Greater than fair value                                       -             -
                                                             ---------       --------

                                                               385,000          1.87
                                                             =========       ========

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Stockholders' Equity and Transactions (continued)

Stock-Based Compensation Plans (continued)

Had compensation  cost for these plans been determined based on their fair value at the date of grant pursuant to SFAS 123, net income (loss) and earnings (loss)
per share would have been reduced to the pro forma amounts indicated as follows:

                                                                 December 31,
                                                          ---------------------------
                                                              2000            1999
                                                          ------------    -----------

Net loss - as reported                                    $(8,703,127)    $(1,962,266)
Net loss - pro forma                                      $(9,423,077)    $(2,764,071)
Loss per share - basic and assuming
 dilution as reported                                     $     (1.16)    $      (.26)
Loss per share - pro forma                                $     (1.25)    $      (.36)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes  option  pricing  model with the following  assumptions:  expected dividend  yield is 0%,  expected  stock  price  volatility  is 115%,  risk  free interest rate is 6% and expected life of options is 10 years.

Earnings (Loss) Per Share

The following  table sets forth the  computation  of earnings  (loss) per common share:

                                                               Years Ended
                                                               December 31,
                                                        --------------------------
Numerator:                                                  2000           1999
                                                        -----------    -----------
       Net income (loss) available for common
       stockholders                                     $(8,703,127)   $(1,962,266)
                                                        ===========    ===========

Denominator:
     Denominator for basic earnings per share -
      weighted average shares                             7,528,022      7,528,022
     Effect of dilutive securities:
      Stock options and warrants                               --             --
                                                        -----------    -----------
     Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed        7,528,022      7,528,022
                                                        ===========    ===========
      conversions

Earnings (loss) per common share - basic and assuming
 dilution                                               $     (1.16)   $      (.26)
                                                        ===========    ===========

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Stockholders' Equity and Transactions (continued)

Earnings (Loss) Per Share (continued)

The  numerators  for  earnings  (loss) per common  share  consists of net income
(loss) adjusted only for dividends paid to preferred stockholders.

Note 7 - Income Taxes

As of December 31, 2000, the Company has net operating loss (NOL)  carryforwards of approximately $13,690,000, which expire in the years 2001 through 2021.

Deferred  tax  liabilities  and assets are  determined  based on the  difference between the financial  statement assets and liabilities and tax basis assets and liabilities  using the tax rates in effect for the year in which the differences occur. The measurement of deferred tax assets is reduced,  if necessary,  by the amount of any tax benefits that based on available evidence, are not expected to be realized.

The accompanying balance sheet includes the following:
                                                                   December 31,
                                                           --------------------------
                                                               2000          1999
                                                           -----------    -----------

Deferred tax asset from NOL carryforward                   $ 5,252,000    $   795,000

Deferred tax liability from deferred expense recognition    (1,005,000)      (508,000)
                                                           -----------    -----------

Net deferred tax asset                                       4,247,000        287,000

Valuation allowance                                         (4,247,000)      (287,000)
                                                           -----------    -----------

                                                           $        -     $        -
                                                           ===========    ===========

Note 8 - Restatement of Financial Statements and Change in Accounting Policy

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

The Company  has  substantial  costs  associated  with  producing  the  deferred revenues,  primarily  advertising  and  related  costs.  The Company in the past considered  a portion of the above  expenses as direct  costs giving rise to the deferred revenues and capitalized these costs as deferred expenses.

The Company  subsequently  has decided that the treatment of deferring the above costs was a policy that was not consistent  with Generally  Accepted  Accounting
Principles  (GAAP) and has  changed  its policy to  reflect  the above  costs as period costs.  Therefore,  the financial  statements for the year ended December
31,  1999 have been  restated to reflect the change in  accounting  method.  The following  table  reflects  the  effect of the change on the  current  financial statements.

                      Consolidated Statement of Operations
                      For the Year Ended December 31, 1999

                                           As
                                       Previously
                                         Reported        Change        Restated
                                       -----------    -----------    -----------

 Sales                                 $26,775,589    $        -     $26,775,589
 Cost of sales                          11,529,312             -      11,529,312
                                       -----------    -----------    -----------
            Gross profit                15,246,277             -      15,246,277
                                       -----------    -----------    -----------

 Expenses
    Advertising and sales expense        8,512,287      4,195,988     12,708,275
    General and administrative
     expenses                            4,500,268             -       4,500,268
                                       -----------    -----------    -----------
       Total expenses                   13,012,555      4,195,988     17,208,543
                                       -----------    -----------    -----------

 Income (loss) before income taxes       2,233,722     (4,195,988)    (1,962,266)

 Income tax                               (841,952)       841,952             -
                                       -----------    -----------    ----------

 Net income (loss)                     $ 1,391,770    $(3,354,036)   $(1,962,266)
                                       ===========    ===========    ===========

 Basic and fully diluted income
 (loss) per share                      $      0.18                   $     (0.26)
                                       ===========                   ===========

This  restatement  had the  effect  of the  Company  recognizing  an  additional
$4,195,988 of  previously  deferred  expenses as current  period  expenses.  The
Company went from a net income of $1,391,770 to a net loss of  ($1,962,266)  and earnings per share of $0.18 per share to a loss of ($0.26) per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

On July 28, 2000,  the Company  replaced  its auditor,  Larry Legal CPA with BDO
Siedman  effective  August 17,  2000.  During the period from August 17, 2000 to
November  14,  2000,  the  Company  worked  with BDO  Siedman  until  the  Board terminated their services.  The series of events that transpired from August 17,
2000 may appear to suggest a disagreement over accounting;  however, the Company does not believe a disagreement exists.

The matter is explained simply in that at the time that the Company terminated the services of BDO Seidman, LLP there was no dispute with BDO Seidman inasmuch as the Company had already agreed to restate the financial statements.

Please be advised of the chronology of related events:

11/14/00  The Company  terminated  BDO Seidman,  LLP as auditors on November 14,
          2000  subsequent  to the Whitney  Board of  Directors  meeting on that morning  approving both the termination of BDO Seidman and tentatively approving  the  restating  of  the  financial  statements  subject  to evaluation  of the results of the  forthcoming  discussion  to be held with the SEC on November  17, 2000 and  recommendation  by  management thereafter.  BDO's last  communication to the Company was that BDO had agreed to prepare the financial  statements  either way as long as the
          SEC approved the way that was chosen. The Company agreed with BDO that the financial  statements  could be prepared either way subject to SEC approval.  Therefore,  there was no disagreement  with BDO at the time they were  terminated.  The Company did not disagree  with BDO over an accounting method, but did disagree with BDO over their fees. The fees dispute is not the subject of this filing.

11/17/00  The Company representatives attended a meeting in Washington,  DC with
          SEC staff re: deferred  expenses at which time the SEC stated that the
          Company should restate the financial statements.

11/20/00  The  Company  approved  and  filed  Edgar  Form 8-K  reporting  on the termination  of BDO Seidman,  LLP without  having  received any letter from BDO Seidman,  LLP.  Their letter was received later in the day on
          November 20, 2000.

11/21/00  Actual date of acceptance of  transmission of 11/20 filing as accepted by SEC/Edgar.

11/20/00  The Company  received  cessation of services  letter from BDO Seidman,
          LLP which was dated  Novemer  14,  2000,  but not  received  until the afternoon of November 20, 2000.

11/22/00  The Company filed Edgar Form 8-K/A#1  reporting  the BDO Seidman,  LLP letter received November 20, 2000.

11/29/00  The Company filed the third Edgar form on the issue, Form 8-K/A#2 with corrections  and additions  required by the SEC  pertaining to the BDO
          Seidman auditor termination.

12/4/00   The Company's  Board of Directors  approved  management's  decision to restate financial statements for change of accounting method.

12/4/00   Company received letter from SEC re: correcting the Forms 8K and 8-K/A to an Item 4 matter instead of an Item 1 matter.

12/4/00   Company received second letter from BDO Seidman,  LLP re:  termination of services,  which letter included for the first time a notice by BDO
          Seidman of a disagreement over accounting issues.

12/5/00   Company  issued a Press  Release  which had been prepared days earlier announcing the decision to restate financial statements.

12/7/00   Company  approved for filing Edgar Form 8-K/A#3  reporting  second BDO
          Seidman letter.

12/7/00   The Company  approved  for filing Edgar Form 8-K  reporting  the Press
          Release.

12/8/00   The  Company  filed  Edgar Form  8-K/A#3 reporting  second BDO Seidman letter.

12/8/00   The Company filed Edgar Form 8-K reporting Press Release.

12/13/00  The Company  received a fax from SEC  requesting  an  additional  Form
          8-K/A filing to explain the disagreement.

12/20/00  The  Company  filed  Edgar  Form  8-K/A#4  explaining  that the timing differences  caused the appearance of a disagreement  with BDO Seidman but  actually at the time BDO Seidman  was  terminated,  there were no disagreements.

12/20/00  The Company sent a copy of Amendment #4 to BDO Seidman.

It should be further  noted that BDO Seidman was hired by the Company in August,
2000. In September,  2000,  BDO sent an SOP 93-7 research paper which was marked preliminary draft agreeing with the position of the Company.

At that time, the Miami partner of BDO Seidman and the audit manager agreed with the position of the Company that the  financial  statements  had been  correctly prepared.

It was not until October,  2000 that the Chicago office and national SEC partner of BDO Seidman overruled their Miami audit partners and reversed the position of
BDO Seidman on the issue.  There was disagreement with the BDO partners over the issue.  At that  point,  there was also a  disagreement  between the revised and official BDO position and the Company's position.

However,  later,  and prior to dismissing BDO Seidman,  the Company did agree to accept the SEC position which was also BDO's revised  position.  The Company has taken the  position  that all  interim  disagreements  with BDO Seidman had been resolved  prior to the dismissal and therefore were not required to be explained in Form 8-K, which requires the disclosure of any  disagreements  at the time of the dismissal.

On February 8, 2000, the Board of Directors of Whitney Information Network, Inc.
passed a resolution  to engage the audit  services of Ehrhardt  Keefe  Steiner &
Hottman PC.

                                    PART III

ITEM 9. DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;  COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

The officers and directors of the Company are as follows:

                 Name            Age                    Position
-----------------------         -----     -----------------------------------------

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

Russell  A.  Whitney  - Chief  Executive  Officer  and  Chairman  of the  Board  of
Directors

Mr. Whitney was a founder and has been the Chief Executive  Officer and Chairman of the Board of Directors of the Company and its predecessor,  since 1987. Since
1992, Mr. Whitney has been Chief Executive  Officer of Whitney  Education Group,
Inc.  (formerly Win Systems,  Inc.) that is engaged in the business of education and  training.  Since  October  1998,  Mr.  Whitney has been the President and a member of the Board of Directors of 1311448 Ontario,  Inc. 1311448 Ontario is in
the business of education and training. Since October 1998, Mr. Whitney has been the  President  and a member of the Board of Directors of Whitney  Canada,  Inc.
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

                                                             Underlying
   Name and                                       Other        Stock                       All
   Principal               Annual                Compen-      Options       LTIP         Compen-
   Position     Year     Salary ($)   Bonus ($)  sation($)  Award(s)(#)   Payouts($)    sation ($)
   --------     ----     ----------   -------    ---------  -----------   ----------    ----------

Russell
Whitney, CEO    2000       $250,000       --        --          --         --            $250,000
                1999       $ 67,344       --        --          --         --            $ 67,344
                1998       $ 52,000       --        --          --         --            $ 52,000
                1997       $ 39,365       --        --          --         --            $ 39,365
                1996       $    --        --        --          --         --            $    --

Richard
Brevoort,
President       2000       $ 75,000       --        --          --         --            $ 75,000
                1999       $ 44,093       --        --          --         --            $ 44,093
                1998       $ 30,281       --        --          --         --            $ 30,281
                1997       $ 32,224       --        --          --         --            $ 32,224
                1996       $ 19,480       --        --          --         --            $ 19,480

Ronald Simon,
CFO             2000       $ 47,500       --        --          --         --            $ 47,500
                1999       $ 42,770       --        --          --         --            $ 42,770
                1998       $  5,927       --        --          --         --            $  5,927
                1997       $    --        --        --          --         --            $    --
                1996       $    --        --        --          --         --            $    --

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

                                 Number of
                                Underlying
                  Number of     Securities
                  Underlying   Options/SARs
                  Securities      Granted        Exercise or       No. of
                 Options/SARs     During             Base         Options
     Name          Granted    Last 12 Months     Price ($/Sh)    Exercised     Expiration Date
     ----          -------    --------------    ------------     ---------     ---------------
Richard
Brevoort             243,000         68,000       $  2.00              --           09/01/2008

Ronald Simon         218,000         68,000       $  2.00              --           09/01/2008

(1)   75,000  options  were  granted  to Mr.  Brevoort  and  125,000  options  were granted to Mr. Simon,  all at an exercise  price of $1.875,  on August 31,
         1999. Mr.  Brevoort and Mr. Simon were  previously  granted 25,000 options each at an  exercise  price of  $2.00  on  September  1,  1998.  On May 1,
         2000,  Mr.  Brevoort  and Mr. Simon each held 68,000  warrants  which were converted to option  shares at an exercise  price of $2.00 per share.  The expiration  date of such option  shares is September 1, 2008.  At the date of this report no options have been exercised.

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

       Name and            Number of                                  Percent of
   Address of Owner         Shares           Position                    Class
--------------------      ------------  --------------------         ---------------

Russell A. Whitney         6,480,000   Chief Executive Officer               86.40%
4818 Coronado Parkway                  and Chairman of the
Cape Coral, Florida                    Board of Directors
33904

Richard W. Brevoort          146,500   President                              1.95%
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

The Company  has leased  office  space from Russ  Whitney,  its Chief  Executive
Officer  and a member  of the  Board of  Directors  pursuant  to the  terms of a three-year lease, which commenced on September 1, 1999 and terminates on October
31, 2002 with a monthly rental  payment of $5,805.34.  Russ Whitney is the Chief
Executive  Officer of the Company and  Chairman of its Board of  Directors.  The
terms of the lease are no less  favorable  as can be obtained  from  independent third parties.

In addition,  the Company has receivables from Whitney Leadership Group, Inc. in the amount of $160,587 for sales of products. The aforementioned  corporation is controlled by Russ Whitney.

MRS Equity Corp.  provides products and services for the Company and the Company provides MRS Equity Corp.  with payroll  services.  MRS Equity is a wholly owned subsidiary  corporation of Equity Corp. Holdings,  which is owned and controlled by Russell  Whitney,  the Company's Chief Executive  Officer and Chairman of the
Board of Directors.

Precision Software Services, Inc. develops and licenses software to the Company.
Russell Whitney, the Company's Chief Executive Officer and Chairman of the Board
of Directors, owns controlling interest in Precision Software Services, Inc.

The Company provides payroll services to Whitney  Leadership  Group, Inc. and in the past, Whitney Leadership Group, Inc. has lent money to the Company.  Russell
Whitney,  the  Company's  Chief  Executive  Officer and Chairman of the Board of
Directors President and Chief Operating Officer of Whitney Leadership Group.

United States Fudiciary Corp. provides telemarketing and instructor services for the  Company.  The  Company's  Chairman  of the  Board of  Directors  and  Chief
Financial Officer are also members of the board of United States Fudiciary Corp.

The amount of purchased  products  (software  books,  tapes,  and supplies) from affiliates is as follows:

      MRS Equity Corp.                                       $ 273,525
      Precision Software Services, Inc.                      $ 378,525

The amount of  payments  made for  commissions  and fees from  affiliates  is as follows:

      Whitney Leadership Group, Inc.                         $ 230,476
      United States Fudiciary Corp.                          $ 418,096

The payroll service amounts are as follows:

      MRS Equity Corp.                                       $ 170,422
      Precision Software Services, Inc.                      $  68,811
      Whitney Leadership Group, Inc.                         $  80,956
      Raw, Inc.                                              $  10,869

The  terms  of all of the  transactions  between  related  parties  were no less favorable than could be obtained from independent third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

No  reports on Form 8-K were filed  during the last  quarter of the period  covered by this report.

Exhibit No.                      Description
-----------                      -----------

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

                                    WHITNEY INFORMATION NETWORK, INC.

Dated: March 30, 2001               By:/s/Richard W. Brevoort
                                          Richard W. Brevoort
                                          President

In  accordance  with the  Exchange  Act,  this report has been signed  below by the following  persons on behalf of the  Registrant  and in the  capacities  and on the dates indicated:

Signature                      Title                                     Date
---------                      -----                                     ----

/s/Russell A. Whitney         Chief Executive Officer Chairman          March 30, 2001
Russell A. Whitney

/s/Richard W. Brevoort        President and Director                    March 30, 2001
Richard W. Brevoort

/s/Richard S. Simon           Secretary/Treasurer/Chief                 March 30, 2001
      Richard S. Simon        Financial
                              Officer/
                              Principal Accounting Officer and Director