Form 10-Q
period 2001-03-31
WHITNEY INFORMATION NETWORK INC
filed 2001-05-15
CIK 1095276

                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2001

                        Whitney Information Network, Inc.
             (Exact name of registrant as specified in its charter)

           Colorado                          0-27403                     84-1475486
----------------------------       -----------------------          ----------------
(State or other jurisdiction       (Commission File Number)          (IRS Employer
     of incorporation)                                             Identification No.)

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

The Issuer had 7,528,022 common shares of common stock outstanding as of
March 31, 2001 and December 31, 2000.

                                     PART I
Item 1. Financial Statements

                        Whitney Information Network, Inc.
                        Consolidated Financial Statements
                   As of March 31, 2001 and December 31, 2000
             And for the Three Months Ended March 31, 2001 and 2000

                                Table of Contents

Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    March 31,       December 31,
                                                                       2001            2000
                                                                   ------------    ------------
                                                                    (Unaudited)
                                     Assets
Current assets
  Cash and cash equivalents ....................................   $  4,859,794    $  3,316,905
  Accounts receivable (net allowance of $76,758 and
   $91,885, respectively) ......................................      2,136,455       1,793,454
  Due from affiliates ..........................................           --            70,490
  Prepaid advertising and other ................................      1,090,237         625,028
  Income taxes receivable and prepayments ......................      1,893,999       1,893,999
  Inventory ....................................................        264,256         268,663
  Deferred seminar expenses ....................................      2,676,136       2,644,404
                                                                   ------------    ------------
      Total current assets .....................................     12,920,877      10,612,943
                                                                   ------------    ------------

Other assets
  Property and equipment, net ..................................      2,886,653       2,920,597
  Other assets .................................................        106,043         121,057
                                                                   ------------    ------------
      Total other assets .......................................      2,992,696       3,041,654
                                                                   ------------    ------------

Total assets ...................................................   $ 15,913,573    $ 13,654,597
                                                                   ============    ============

                      Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable .............................................   $  1,147,812    $  1,942,804
  Accrued seminar expenses .....................................        145,908         349,341
  Due to affiliates ............................................         50,510            --
  Deferred revenues ............................................   23,961,961      22,640,442
  Other accrued liabilities ....................................        385,737         458,982
                                                                   ------------    ------------
      Total current liabilities ................................     25,691,928      25,391,569

Mortgage note payable ..........................................      1,200,000       1,200,000
                                                                   ------------    ------------
      Total liabilities ........................................     26,891,928      26,591,569
                                                                   ------------    ------------

Stockholders' deficit
Preferred stock, no par value, 10,000,000 shares
 authorized, no shares issued and outstanding ..................           --              --
Common stock, no par value, 25,000,000 shares
 authorized, 7,528,022 shares issued and outstanding ...........         67,102          67,102
Paid in capital ................................................            900             900
Accumulated deficit ............................................    (11,046,357)    (13,004,974)
                                                                   ------------    ------------
      Total stockholders' deficit ..............................    (10,978,355)    (12,936,972)
                                                                   ------------    ------------

Total liabilities and stockholders' deficit ....................   $ 15,913,573    $ 13,654,597
                                                                   ============    ============

                 See notes to consolidated financial statements

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                 For the Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                      2001          2000
                                                  -----------   -----------
                                                  (Unaudited)    (Unaudited)

Sales .........................................   $11,233,678   $ 8,640,017
Cost of sales .................................     4,444,735     3,485,659
                                                  -----------   -----------
      Gross profit ............................     6,788,943     5,154,358
                                                  -----------   -----------

Expenses
  Advertising and sales expense ...............     2,847,130     4,506,010
  General and administrative expense ..........     1,935,496     1,353,165
                                                  -----------   -----------
      Total expenses ..........................     4,782,626     5,859,175
                                                  -----------   -----------

Income (loss) from operations .................     2,006,317      (704,817)

Other income
  Interest ....................................        47,700          --
                                                  -----------   -----------

Income (loss) before income taxes .............     1,958,617      (704,817)

Income taxes ..................................          --            --
                                                  -----------   -----------

Net income (loss) .............................   $ 1,958,617   $  (704,817)
                                                  ===========   ===========

Basic and fully diluted income (loss) per share   $       .26   $      (.09)
                                                  ===========   ===========

Weighted average shares outstanding                 7,528,022     7,528,022
                                                  ===========   ===========

                 See notes to consolidated financial statements

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                        For the Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                            2001            2000
                                                         -----------    -----------
                                                         (Unaudited)     (Unaudited)
Cash flows from operating activities
  Net income (loss) ..................................   $ 1,958,617    $  (704,817)
                                                         -----------    -----------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities .............          --
   Allowance for doubtful accounts ...................       (15,127)          --
   Depreciation and amortization .....................        59,984         35,000
   Changes in assets and liabilities
     Accounts receivable .............................      (327,874)      (369,174)
     Prepaid advertising and other ...................      (465,209)      (720,840)
     Inventory .......................................         4,407           --
     Deferred seminar expenses .......................       (31,732)      (529,517)
     Other assets ....................................        15,014           --
     Accounts payable ................................      (794,992)       (61,276)
     Accrued seminar expense .........................      (203,433)          --
     Deferred revenues ...............................     1,321,519      3,468,980
     Other liabilities ...............................       (73,245)       391,191
                                                         -----------    -----------
                                                            (510,688)     2,214,364
                                                         -----------    -----------
      Net cash provided by operating activities ......     1,447,929      1,509,547
                                                         -----------    -----------

Cash flows from investing activities
  Purchases of property and equipment ................       (26,040)      (132,642)
  Loans (to) from affiliates, net ....................       121,000        (87,329)
                                                         -----------    -----------
      Net cash provided (used) by investing activities        94,960       (219,971)
                                                         -----------    -----------

Net increase in cash and cash equivalents ............     1,542,889      1,289,576

Cash and cash equivalents, beginning of period .......     3,316,905      1,274,708
                                                         -----------    -----------

Cash and cash equivalents, end of period .............   $ 4,859,794    $ 2,564,284
                                                         ===========    ===========

Supplemental cash flow information:
      Cash paid for income  taxes was $0 for the three  months ended March 31, 2001 and 2000, respectively.
      Cash paid for interest was $47,700 and $0 for the three months ended March
      31, 2001 and 2000, respectively.

                 See notes to consolidated financial statements

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying  consolidated  financial  statements are unaudited and reflect all adjustments  (consisting only of normal recurring  adjustments),  which are, in the opinion  of  management,  necessary  for  a  fair  presentation  of  the  financial
position  and  operating   results  for  the  interim  periods.   The  consolidated
financial statements should be read in conjunction  with the  financial  statements and notes  thereto  contained in the  Company's  Annual Report on Form 10-KSB filed with the Securities and Exchange Commission April 2, 2001, which  includes  audited financial  statements  for the years ended  December 31, 2000 and 1999. The results of operations  for the three months ended March 31, 2001,  may not be indicative of the results of operations for the year ended December 31, 2001.

Recently Issued Accounting Pronouncements

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
The results on the financial  statements  would not be material to the three months ended March 31, 2001.

Note 2 - Related Party Transactions

The Company has rented its  headquarters  location  in Cape Coral,  Florida,  since
1992  from the  Chairman  of the Board  and pays  rent on  annual  leases.  Rentals under the related  party lease were  $18,462 and $35,622 for the three months ended
March 31, 2001 and 2000,  respectively.  The  Company  leases  approximately  8,700 square feet presently.

MRS Equity Corp.  provides  certain  products and services for Whitney  Information
Network,  Inc.  and Whitney  Information  Network,  Inc.  provides MRS Equity Corp.
with payroll services  including leased  employees.  Whitney  Information  Network,
Inc.  provided  payroll  services to MRS Equity Corp. in the amounts of $37,481 and
$34,960  for the three  months  ended March 31,  2001 and 2000,  respectively.  MRS
Equity Corp. provided Whitney Information  Network,  Inc. with $187,500 and $99,879
for  product   costs  for  the  three   months  ended  March  31,  2001  and  2000,
respectively.  MRS  Equity  Crop.  is a 100  percent  subsidiary  of  Equity  Corp.
Holdings,  Inc. of which the Chairman of the Board of Whitney Information  Network,
Inc. owns a controlling interest.

Note 2 - Related Party Transactions

Precision  Software  Services,  Inc.  (PSS) is a company that develops and licenses software  primarily  for  the  real  estate  and  small  business  industries.  The
Chairman of the Board of  Directors of Whitney  Information  Network,  Inc.  owns a majority  interest in PSS. During the three months ended  March 31,  2001 and 2000,
PSS provided  Whitney  Information  Network,  Inc.  $102,500 and $90,000 in product cost,  respectively.  PSS sells products to Whitney Information Network,  Inc. at a
price  less  than  the  prices  offered  to  third  parties.   Whitney  Information
Network,  Inc.  provided  payroll  services  to PSS in the  amount of  $36,888  and
$7,366 for the three months ended March 31, 2001 and 2000, respectively.

Whitney Information  Network,  Inc. provided payroll services to Whitney Leadership
Group,  Inc. in the amount or $16,954 and $23,359 for the three  months ended March
31, 2001 and 2000,  respectively.  During 2001,  Whitney  Information  Network made payments of $62,134 for  registration  fees and  commissions.  The  Chairman of the
Board of Whitney  Information  Network,  Inc. is the President and Chief  Operating
Officer of Whitney Leadership Group, Inc.

United  States  Fiduciary  Corp is a company that provides  telemarketing  services for Whitney  Information  Network,  Inc. The Chairman of the Board of Directors and
the Chief  Financial  Officer are also  members of the board of directors of United
States Fudiciary Corp.  During 2001 and 2000,  Whitney  Information  Network,  Inc.
paid  $127,991  and $0,  respectively,  in  commission  payments  to United  States
Fiduciary Corp.

RAW,  Inc. is a company  owned by the Chairman of the Board of Whitney  Information
Network,  Inc.,  which  buys,  sells and  invests in real  property.  During  2001,
Whitney Information Network Inc. provided $3,032 in payroll services to RAW, Inc.

Those items above that are  reasonably  expected  to be  collected  within one year are shown as current  and those that are not  expected to be  collected  during the next year are shown as non-current.

Related party receivables and payables were as follows:
                                              March 31,   December 31,
                                                 2001         2000
                                              ---------    ---------
                                              (Unaudited)
Receivables
  Due from Whitney Leadership Group .......   $ 196,360    $ 160,587
  Due from RAW, Inc. ......................      10,775       15,619
                                              ---------    ---------
                                                207,135      176,206
                                              ---------    ---------

Payables
  Amounts due to RAW, Inc. ................        --          3,876
  Amounts due to MRS Equity Corp ..........     194,828       69,415
  Amounts due to PSS ......................      62,817       32,425
                                              ---------    ---------
                                                257,645      105,716
                                              ---------    ---------

Net receivable (payable) ..................   $ (50,510)   $  70,490
                                              =========    =========

Note 3 - Commitments and Contingencies

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

Note 4 - Income Taxes

As of March 31, 2001 and  December  31, 2000,  the Company has net  operating  loss
(NOL)  carryforwards  of approximately  $14,372,000 and $13,690,000,  respectively, which expire in the years 2001 through 2021.

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

The accompanying balance sheet includes the following:
                                                             March 31,   December 31,
                                                               2001          2000
                                                           -----------    -----------
                                                           (Unaudited)

Deferred tax asset from NOL carryforward ............   $ 4,253,000    $ 5,252,000
Deferred tax liability from deferred expense recognition      (998,000)    (1,005,000)
                                                           -----------    -----------
Net deferred tax asset .................................     3,255,000      4,247,000

Valuation allowance ....................................    (3,255,000)    (4,247,000)
                                                           -----------    -----------
                                                           $      --      $       --
                                                           ===========    ===========

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
OF OPERATION

The  following  discussion  should  be read in  conjunction  with the  consolidated financial statements and notes thereto.

None of the Company's business is subject to seasonal fluctuations.

Revenues:   Total   revenue  for  the  three   months  ended  March  31,  2001  was
$11,233,678,  an increase of  $2,953,661 or 30% compared to the same period in 2000 of $8,640,017.  The  combination of the increase in advance  training  courses held and the higher registrations and revenue contributed to the increase above.

Advertising   and  Sales  Expense:   Advertising   and  sales  expense,   of  which
advertising  represents  approximately  60% of the  expenses  for the three  months ended March 31, 2001,  was  $2,847,130,  a decrease of $1,658,880 or 36.8% compared to the same period in 2000.  The decrease in  Advertising  and Sales expense is due to  discontinuing TV advertising for the Internet  division,  more effective use of media  buying  and more  effective  marketing  programs  hitting  the market in the first quarter.

General  and  Administrative  expenses  increased  to  $1,935,496,  an  increase of
$582,331,  or 43% over the comparable  period in 2000 of $1,353,496.  This increase is due  primarily  to  increased  personnel  hired to handle  the  increase  in the
Company's volume.

Cost of Sales  increased  proportionately  in comparison with the increase in sales for the first  quarter of 2001 to  $4,444,735 an increase of $959,076 or 27.5% over the prior comparable period in 2000.

Net Income for the three months  ending March 31, 2001 was  $1,958,617  as compared with a net loss of  ($704,817)  for the three  months  ending  March 31,  2000,  an increase  of  $2,663,434  or  377.9% or $.26 per share as  compared  to $(.09)  per share for the prior  period.  The  increase is directly  attributable  to increased sales in 2001 over the prior  period,  higher  realization  of  deferred  revenues, increased  production  from marketing  programs  resulting in a larger gross profit and a disproportionate reduction in advertising expenses.

Earnings (Loss) Before Interest,  Taxes,  Depreciation  and  Amortization  (EBITDA)
for the three months ended March 31, 2001 and 2000 was $2,018,601  and  ($739,817),
respectively.  EBITDA  is  defined  as  net  income  (loss)  before  income  taxes, interest and other income and expense,  net, plus  depreciation  and  amortization.
Net  income  per share  was $.26 for the  three  months  ending  March 31,  2001 as compared  to a net loss  ($.09) per share for the prior year  period  ending  March
31, 2000.

More than 25,000 new students register for one or more of the Company's programs each month.  Management believes the Company's success can also be attributed to the fact that a large  percentage of its gross annual  revenue can be attributed to repeat business,  a factor that also indicates  students find its training is effective.

The  Internet  division,  although  small as  compared  to the  Company as a whole, continued  to  be  in  a  loss  position.  The  Company  discontinued  its  TV  and marketing  programs  for  this  division  and  has  embarked  on a  new  method  of marketing  the  division.  The Company  expects the  Internet  division to become a mainstay  division  promoting  the  Company  and  its  products.  We  will  be test marketing  training  and  product  sales on the  Internet in the last half of 2001.
Management  believes  that the  division  will to be  profitable  by the end of the year.

Liquidity and Capital Resources

The Company's capital  requirements  consist primarily of working capital,  capital expenditures  and  acquisitions.  Historically,  the Company has funded its working capital and capital  expenditures  using cash and cash  equivalents  on hand.  Cash increased  by  $1,542,889  to  $4,859,794,  an  increase  of 47% over the  previous comparable period in 2000.

The  Company's  cash  provided by operating  activities  was $1.45 million and $1.5 million for the three  months ended March 31, 2001 and 2000,  respectively.  In the first quarter  2001,  cash flows from advanced  training  programs were  positively impacted by the increased  collection efforts by the sales associates  accompanying the instructors and trainers at the training locations.

The Company's  cash  provided by  (used in) investing  activities  was  $94,960 and
$(219,971) for the three months ended March 31, 2001  and 2000,  respectively.  The
Company's investing  activities for  the three months ended March 31, 2001 and 2000 were primarily attributable  to the purchase of office  property and  equipment and related party transactions described in the accompanying financial statements.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

The  Company  is not a  party  defendant  in any  material  pending  or  threatened litigation  and  to  its  knowledge,  no  action,  suit  or  proceedings  has  been threatened against its officers and its directors.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of the  Company's  securities  have not been modified nor have the rights  evidenced  by the  securities  been  limited or  qualified  by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was  submitted  during the three months ended March 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

                                    WHITNEY INFORMATION NETWORK, INC.

Dated: May 15, 2001               By:/s/Richard W. Brevoort
                                       ----------------------
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

Signature                    Title                                     Date
---------                    -----                                     ----

/s/Russell A. Whitney         Chief Executive Officer Chairman          May 15, 2001
Russell A. Whitney

/s/Richard W. Brevoort        President and Director                    May 15, 2001
Richard W. Brevoort

/s/Richard S. Simon            Secretary/Treasurer/Chief Financial      May 15, 2001
Richard S. Simon               Officer/ Principal Accounting Officer and Director
s