Form 10-Q
period 2001-06-30
WHITNEY INFORMATION NETWORK INC
filed 2001-08-14
CIK 1095276

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         Form 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                            For the Quarter Ended June 30, 2001

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

The Issuer had 7,528,022 common shares of common stock outstanding as of June 30, 2001 and
December 31, 2000.

                                           PART I
Item 1. Financial Statements

                             Whitney Information Network, Inc.
                             Consolidated Financial Statements
                         As of June 30, 2001 and December 31, 2000
                    And for the Six Months Ended June 30, 2001 and 2000

                                     Table of Contents

Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                     WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                                Consolidated Balance Sheets

                                                             June 30,         December 31,
                                                               2001              2000
                                                           ------------       -----------
                                                           (Unaudited)
                                           Assets
Current assets
  Cash and cash equivalents                                $  5,958,104       $ 3,316,905
  Accounts receivable (net of allowance of $124,545 and
   $91,885, respectively)                                     2,991,026         1,793,454
  Due from affiliates                                           159,075            70,490
  Prepaid advertising and other                               1,057,866           625,028
  Income taxes receivable and prepayments                     1,893,999         1,893,999
  Inventory                                                     164,606           268,663
  Deferred seminar expenses                                   3,230,604         2,644,404
                                                           ------------       -----------
      Total current assets                                   15,455,280        10,612,943
                                                           ------------       -----------

Other assets
  Property and equipment (net accumulated depreciation
   of $298,017 and $193,714, respectively)                    2,845,361         2,920,597
  Other assets                                                   59,178           121,057
                                                           ------------       -----------
      Total other assets                                      2,904,539         3,041,654
                                                           ------------       -----------

Total assets                                               $ 18,359,819       $13,654,597
                                                           ============       ===========

                           Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable                                         $    536,229       $ 1,942,804
  Accrued seminar expenses                                      408,489           349,341
  Deferred revenues                                          25,160,520        22,640,442
  Other accrued liabilities                                   1,112,009           458,982
                                                           ------------       -----------
      Total current liabilities                              27,217,247        25,391,569

Mortgage note payable                                         1,200,000         1,200,000
                                                           ------------       -----------
      Total liabilities                                      28,417,247        26,591,569
                                                           ------------       -----------

Stockholders' deficit
  Preferred stock, no par value, 10,000,000 shares
   authorized, no shares issued and outstanding.                     -                 -
  Common stock, no par value, 25,000,000 shares
   authorized, 7,528,022 shares issued and outstanding.          67,102            67,102
  Paid in capital                                                   900               900
  Accumulated deficit                                       (10,125,430)      (13,004,974)
                                                           ------------       -----------
      Total stockholders' deficit                           (10,057,428)      (12,936,972)
                                                           ------------       -----------

Total liabilities and stockholders' deficit                $ 18,359,819       $13,654,597
                                                           ============       ===========

                      See notes to consolidated financial statements.

                     WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                           Consolidated Statements of Operations

                                  For the Three Months Ended   For the Six Months Ended
                                           June 30,                    June 30,
                                  --------------------------   -------------------------
                                      2001          2000          2001          2000
                                   ----------    ----------    -----------   -----------
                                  (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

   Sales                          $11,950,654    $8,778,005    $23,184,332   $17,418,022
   Cost of sales                    5,517,334     3,538,886      9,962,069     7,024,545
                                   ----------    ----------    -----------   -----------
            Gross profit            6,433,320     5,239,119     13,222,263    10,393,477
                                   ----------    ----------    -----------   -----------

   Expenses
   Advertising and sales expense    3,638,757     6,307,011      6,485,887    10,813,021
   General and administrative
expense                             1,959,442     1,716,749      3,894,938     3,069,914
                                   ----------    ----------    -----------   -----------
            Total expenses          5,598,199     8,023,760     10,380,825    13,882,935
                                   ----------    ----------    -----------   -----------

   Income (loss) from operations      835,121    (2,784,641)     2,841,438    (3,489,458)

   Other income
   Interest                            85,806            -          38,106            -
                                   ----------    ----------    -----------   -----------

   Income (loss) before income
    taxes                             920,927    (2,784,641)     2,879,544    (3,489,458)

   Income taxes                            -             -              -             -
                                   ----------    ----------    -----------   -----------

   Net income (loss)               $  920,927   $(2,784,641)   $ 2,879,544   $(3,489,458)
                                   ==========    ==========    ===========   ===========

   Basic and fully diluted
    income (loss) per share        $      .12    $     (.37)   $       .38   $      (.46)
                                   ===========   ==========    ===========   ===========

   Weighted average shares
    outstanding                     7,528,022     7,524,488      7,528,022     7,520,953
                                   ==========    ==========    ===========   ===========

                      See notes to consolidated financial statements.

                     WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                                                             For the Six Months Ended
                                                                     June 30,
                                                            ---------------------------
                                                               2001            2000
                                                            ----------      -----------
                                                            (Unaudited)     (Unaudited)
Cash flows from operating activities
  Net income (loss)                                         $2,879,544      $(3,489,458)
                                                            ----------      -----------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Allowance for doubtful accounts                              32,660               -
   Depreciation and amortization                               124,104           62,000
   Loss of disposal of fixed assets                             41,410               -
   Changes in assets and liabilities
     Accounts receivable                                    (1,230,232)      (1,220,372)
     Prepaid advertising and other                            (432,838)         (74,996)
     Income tax receivable and payments                             -          (695,500)
     Inventory                                                 104,057               -
     Deferred seminar expenses                                (586,200)      (1,218,487)
     Other assets                                               61,879         (256,261)
     Accounts payable                                       (1,406,575)          82,863
     Accrued seminar expense                                    59,148         (247,860)
     Deferred revenues                                       2,520,078        8,441,317
     Other liabilities                                         653,027          399,559
                                                            ----------      -----------
                                                               (59,482)       5,272,263
                                                            ----------      -----------
      Net cash provided by operating activities              2,820,062        1,782,805
                                                            ----------      -----------

Cash flows from investing activities
  Purchases of property and equipment                          (90,278)        (235,276)
  Sale of real estate                                               -            12,652
  Loans (to) from affiliates, net                              (88,585)          (7,336)
                                                            ----------      -----------
      Net cash provided (used) by investing activities        (178,863)        (229,960)
                                                            ----------      -----------

Net increase in cash and cash equivalents                    2,641,199        1,552,845

Cash and cash equivalents, beginning of period               3,316,905        1,274,708
                                                            ----------      -----------

Cash and cash equivalents, end of period                    $5,958,104      $ 2,827,553
                                                            ==========      ===========

Supplemental cash flow information:
      Cash paid for  income  taxes was $0 for the six months  ended June 30,  2001 and 2000, respectively.
      Cash paid for interest was $54,000 and $0 for the six months ended June 30, 2001 and
      2000, respectively.

                      See notes to consolidated financial statements.

                     WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The  accompanying   consolidated   financial   statements  are  unaudited  and  reflect  all
adjustments (consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary  for a fair  presentation  of the  financial  position and  operating results for the interim periods.  The consolidated  financial  statements  should be read in conjunction  with the  financial  statements  and notes  thereto  contained in the Company's
Annual  Report on Form 10-KSB filed with the  Securities  and Exchange  Commission  April 2,
2001, which includes audited financial statements for the year ended December 31, 2000.  The results  of  operations  for  the three  and  six months  ended  June  30, 2001,  may not be indicative of the results of operations for the year ended December 31, 2001.

Recently Issued Accounting Pronouncements

On February 14, 2001, the FASB issued an exposure draft entitled  "Business  Combination and
Intangible  Assets - Accounting  for  Goodwill."  Under this  proposed  statement,  with its effective date,  corporations  would no longer amortize  goodwill.  Goodwill would be tested for  impairment  when events  occurred that would  reasonably  dictate that an impairment of goodwill may have occurred.  The results on the financial statements  would not be material.

Note 2 - Related Party Transactions

The Company has rented its  headquarters  location in Cape Coral,  Florida,  since 1992 from the Chairman of the Board and pays rent on annual  leases.  Rentals  under the related party lease  were  $36,923  and  $36,922  for the  six  months  ended  June  30,  2001  and  2000, respectively.  The Company leases approximately 8,700 square feet presently.

MRS Equity Corp.  provides  certain products and services for Whitney  Information  Network,
Inc. and Whitney Information  Network,  Inc. provides MRS Equity Corp. with payroll services including leased employees.  Whitney Information Network,  Inc. provided payroll services to
MRS Equity  Corp.  in the amounts of $71,197  and $45,283 for the six months  ended June 30,
2001 and 2000,  respectively.  MRS Equity Corp. provided Whitney Information  Network,  Inc.
with  $367,950  and  $201,800  for product  costs for the six months ended June 30, 2001 and
2000,  respectively.  MRS Equity Crop. is a 100 percent subsidiary of Equity Corp. Holdings,
Inc.  of which the  Chairman  of the  Board of  Whitney  Information  Network,  Inc.  owns a controlling interest.

Precision  Software  Services,  Inc. (PSS) is a company that develops and licenses  software primarily for the real estate and small  business  industries.  The Chairman of the Board of
Directors of Whitney Information  Network,  Inc. owns a majority interest in PSS. During the six months ended June 30, 2001 and 2000,  PSS provided  Whitney  Information  Network,  Inc.
$202,500  and  $137,400  in  product  cost,  respectively.  PSS sells  products  to  Whitney
Information  Network,  Inc.  at a price  less  than the  prices  offered  to third  parties.
Whitney Information Network,  Inc. provided payroll services to PSS in the amount of $72,066 and $22,367 for the six months ended June 30, 2001 and 2000, respectively.

Whitney  Information  Network,  Inc. provided payroll services to Whitney  Leadership Group,
Inc. in the amount of $33,986  and $45,283 for the six months  ended June 30, 2001 and 2000, respectively.  During  2001,  Whitney  Information  Network  made  payments  of $11,861  for registration  fees  and  commissions.  The  Chairman  of the  Board of  Whitney  Information
Network,  Inc. is the President and Chief  Operating  Officer of Whitney  Leadership  Group,
Inc.

United States Fiduciary Corp is a company that provides  telemarketing  services for Whitney
Information  Network,  Inc. The Chairman of the Board of Directors  and the Chief  Financial
Officer are also members of the board of directors of United States  Fudiciary Corp.  During
2001,  Whitney  Information  Network,  Inc. paid  $184,812 in commission  payments to United
States Fiduciary Corp.

RAW,  Inc. is a company owned by the Chairman of the Board of Whitney  Information  Network,
Inc.,  which buys,  sells and invests in real  property.  During 2001,  Whitney  Information
Network Inc. provided $5,228 in payroll services to RAW, Inc.

Those items above that are reasonably  expected to be collected within one year are shown as current and those that are not  expected to be  collected  during the next year are shown as non-current.

Related party receivables and payables were as follows:
                                                             June 30,         December 31,
                                                               2001               2000
                                                           -------------     -------------
                                                             (Unaudited)
Receivables
  Due from Whitney Leadership Group                         $    213,628      $    160,587
  Due from RAW, Inc.                                                 335            15,619
  Due from MRS Equity Corp.                                       56,859                 -
  Due from PSS                                                     4,208                 -
                                                            ------------      ------------
                                                                 275,030           176,206
                                                            ------------      ------------

Payables
  Amounts due to RAW, Inc.                                            -              3,876
  Amounts due to MRS Equity Corp.                                115,955            69,415
  Amounts due to PSS                                                  -             32,425
                                                            ------------      ------------
                                                                 115,955           105,716
                                                            ------------      ------------

Net receivable                                              $    159,075      $     70,490
                                                            ============      ============

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

Note 4 - Income Taxes

As of June 30,  2001 and  December  31,  2000,  the  Company  has net  operating  loss (NOL)
carryforwards of approximately  $11,700,000 and $13,690,000,  respectively,  which expire in the years 2001 through 2021.

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

The accompanying balance sheet includes the following:
                                                             June 30,         December 31,
                                                               2001              2000
                                                           ------------       -----------
                                                             (Unaudited)

Deferred tax asset from NOL carryforward                    $ 4,396,000       $ 5,252,000
Deferred tax liability from deferred expense recognition     (1,205,000)       (1,005,000)
                                                            -----------       -----------
Net deferred tax asset                                        3,191,000         4,247,000

Valuation allowance                                          (3,191,000)       (4,247,000)
                                                            -----------       -----------

                                                            $        -        $        -

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF
OPERATIONS

The following  discussion  should be read in  conjunction  with the  consolidated  financial statements and notes thereto.

None of the Company's business is subject to seasonal fluctuations.

Revenues: Total revenue for the six months ended June 30, 2001 was $23,184,332,  an increase of  $5,766,310 or 33% compared to the same period in 2000 of  $17,418,022.  Revenues for the three  months  ending June 30, 2001 were  $11,950,654,  an increase of  $3,172,649  over the prior  quarter  ending June 30,  2000 of  $8,778,005.  The  combination  of the  increase in advance training courses held and the higher  registrations  and revenue  contributed to the increase above.

Advertising  and  Sales  Expense:  Advertising  and  sales  expense,  of  which  advertising represents  approximately  60% of the expenses  for the six months ended June 30, 2001,  was
$6,485,887,  a decrease  of  $4,327,134  or 40%  compared  to the same  period in 2000.  The decrease  in  advertising  and  sales  expense  for the  quarter  ending  June 30,  2001 was
$2,668,254 or 42% resulting in advertising  and sales expense for the quarter of $3,638,757.
The decrease in advertising  and sales expense is due to  discontinuing  TV advertising  for the Internet  division,  more  effective  use of media buying and more  effective  marketing programs hitting the market in the first and second quarters.

General and Administrative expenses increased to $3,894,938,  an increase of $825,024 or 27%
over  the  comparable   period  in  2000  of   $3,069,914.   The  increase  in  general  and
administrative  expenses to $1,959,442  for the quarter ended June 30, 2001 from  $1,716,749 for the quarter  ending June 30, 2000 was $242,693 or 14%. This increase is due primarily to increased personnel hired to handle the increase in the Company's volume.

Cost of Sales  increased  proportionately  in comparison  with the increase in sales for the first six months of 2001 to  $9,962,070  an  increase  of  $2,937,525  or 42% over the prior comparable  period  in 2000 and to  $5,517,335  for the  quarter  ending  June  30,  2001 an increase of 56% over the comparable period in 2000.

Net Income for the six months  ending June 30, 2001 was  $2,879,544  as compared  with a net loss of  ($3,489,458)  for the six months ending June 30, 2000, an increase of $6,369,002 or
221% or $.38 per share as compared to $(.46) per share for the prior period.  Net Income for the  three  months  ending  June  30,  2001  was  $920,927  as  compared  with a net loss of
($2,784,641)  for the three months  ending June 30, 2000,  an increase of $3,705,568 or 402%
or $.12 per share as  compared  to $(.37) per share for the prior  period.  The  increase is directly  attributable to increased sales in 2001 over the prior period,  higher realization of deferred  revenues,  increased  production from marketing  programs resulting in a larger gross profit and a disproportionate reduction in advertising expenses.

More than  20,000 new  students  register  for one or more of the  Company's  programs  each month.  The Company's  success can also be attributed to the fact that a large percentage of its gross annual revenue can be attributed to repeat business,  a factor that also indicates students find its training is effective.

The Internet  division,  although small as compared to the Company as a whole,  continued to be in a loss  position.  The Company  discontinued  its TV and  marketing  programs for this division in October of 2000,  and has  embarked on a new method of marketing  the  division.
The  Company  expects the  Internet  division to become a mainstay  division  promoting  the
Company and its products.  The Company will be test marketing  training and product sales on the  Internet  in the last  half of 2001.  Management  believes  that the  division  will be profitable by the end of the year.

Liquidity and Capital Resources

The  Company's  capital   requirements   consist  primarily  of  working  capital,   capital
expenditures  and  acquisitions.  Historically,  the Company has funded its working  capital and  capital  expenditures  using  cash and cash  equivalents  on hand.  Cash  increased  by
$2,641,199 to  $5,958,104,  an increase of 79% over the previous  comparable  period in 2000 and an increase of $1,098,310 or 22.5% over the previous  quarter.  The Company  reduced its loan on its headquarters building by $250,000 in the third quarter of 2001.

The Company's cash provided by operating  activities was $2.82 million and $1.78 million for the six months ended June 30, 2001 and 2000,  respectively.  In the first half of 2001, cash flows from advanced training programs were positively  impacted by the increased  collection efforts by the sales  associates  accompanying  the instructors and trainers at the training locations.

The Company's cash provided by (used in) investing activities  was ($178,863) and $(229,960)
for the six months  ended June 30,  2001 and 2000,  respectively.  The  Company's  investing activities for the three months ended June 30, 2001 and 2000 were primarily  attributable to the purchase of office  property and equipment and related party  transactions  described in the accompanying financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was  submitted  during the three  months ended June 30, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                    WHITNEY INFORMATION NETWORK, INC.

Dated: August 14, 2001              By:/s/Richard W. Brevoort
                                          Richard W. Brevoort
                                           President

In  accordance  with the Exchange  Act,  this report has been signed below by the  following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                             Date

/s/Russell A. Whitney         Chief Executive Officer Chairman          August 14, 2001
   Russell A. Whitney

/s/Richard W. Brevoort        President and Director                    August 14, 2001
   Richard W. Brevoort

/s/Richard S. Simon            Secretary/Treasurer/Chief Financial      August 14, 2001
   Richard S. Simon            Officer/Principal Accounting Officer and Director