Form 10-Q
period 2001-09-30
WHITNEY INFORMATION NETWORK INC
filed 2001-11-14
CIK 1095276

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         Form 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                          For the Quarter Ended September 30, 2001

                             Whitney Information Network, Inc.
                   (Exact name of registrant as specified in its charter)

          Colorado                          0-27403            84-1475486
------------------------------           -------------       --------------
 (State or other jurisdiction             (Commission         (IRS Employer
      of incorporation)                   File Number)      Identification No.)

          4818 Coronado Parkway, Cape Coral, Florida      33904
---------------------------------------------------------------------------
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
  Yes   X   No  ___
       ---

The Issuer had 7,528,022 common shares of common stock outstanding as of September 30, 2001 and December 31, 2000.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF
OPERATIONS

The following  discussion  should be read in  conjunction  with the  consolidated  financial statements and notes thereto.

None of the Company's business is subject to seasonal fluctuations.

Revenues:  Total revenue for the nine months ended  September 30, 2001 was  $32,423,386,  an increase of $3,433,404 or 12% compared to the same period in 2000 of  $28,989,982.  Revenues for the three months  ending  September 30, 2001 were  $9,239,054,  a decrease of $2,332,906 over the prior quarter  ending  September 30, 2000 of  $11,571,960.  The  combination of the increase  in  advance  training  courses  held  and the  higher  registrations  and  revenue contributed  to  the  increase  above.  The  decrease  in the  3rd  quarter  was  due to the discontinuance of the Internet division's seminar programs.

Advertising  and  Sales  Expense:  Advertising  and  sales  expense,  of  which  advertising represents  approximately  60% of the expenses for the nine months ended September 30, 2001, was  $9,259,367,  a decrease of $7,921,267  or 47% compared to the same period in 2000.  The decrease in  advertising  and sales  expense for the quarter  ending  September 30, 2001 was
$3,594,133 or 57% resulting in advertising  and sales expense for the quarter of $2,773,480.
The decrease in advertising  and sales expense is due to  discontinuing  TV advertising  for the Internet  division,  more  effective  use of media buying and more  effective  marketing programs hitting the market in the first and second quarters.

General and  Administrative  expenses  decreased to $5,985,706,  a decrease of $1,975,868 or
26%  over  the  comparable  period  in 2000 of  $7,871,574.  The  decrease  in  general  and administrative  expenses  to  $2,000,768  for the  quarter  ended  September  30,  2001 from
$4,801,660  for the quarter  ending  September 30, 2000 was $2,800,892 or 59%. This decrease is due primarily to decreased  personnel and expenditures due to discontinuing  the Internet seminar programs and the Wealth Centers.

Cost of Sales  increased in comparison  with the increase in sales for the first nine months of 2001 to $14,176,616 an increase of $4,740,374 or 51% over the prior comparable  period in
2000 and to  $4,214,547  for the quarter  ending  September 30, 2001 an increase of 75% over the comparable period in 2000.

Net Income for the nine months ending  September 30, 2001 was  $3,236,097 as compared with a net loss of  ($5,498,468) for the nine months  ending  September  30,  2000,  an increase of
$8,734,565  or 159% or $.43 per share as compared to $(.73) per share for the prior  period.
Net Income for the three months  ending  September  30, 2001 was $356,533 as compared with a net loss of  ($2,009,010)  for the three months  ending  September  30, 2000, an increase of
$2,365,543 or 118% or $.05 per share as compared to $(.27) per share for the prior period.

The  increase is directly  attributable  to increased  sales in 2001 over the prior  period, higher  realization of deferred  revenues,  increased  production  from  marketing  programs resulting  in a  larger  gross  profit  and  a  disproportionate  reduction  in  advertising expenses.  The Company receives tuition today for courses that are taken in the future.  The
Company  defers the revenue to future  periods when the courses are taken,  but the expenses that give rise to those  revenues,  primarily  advertising,  are a current  period cost.  In
2000  and prior  years, the rate of growth in sales was so great that the amount of revenues that were deferred was greater than the revenues that were  realized in those  periods,  yet substantially  all of the costs that gave rise to the  deferred  revenues  were period costs
(costs  that were  expensed  in the  current  period).  Therefore,  the excess of the period costs over the revenue that was not  deferred  created the losses in prior  periods.  In the current  year,  the company was able to recognize  both current year sales and prior periods deferred revenues in excess of period costs.

More than  20,000 new  students  register  for one or more of the  Company's  programs  each month.  The Company's  success can also be attributed to the fact that a large percentage of its gross annual revenue can be attributed to repeat business,  a factor that also indicates students find its training effective.

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

Liquidity and Capital Resources

The  Company's  capital   requirements   consist  primarily  of  working  capital,   capital
expenditures  and  acquisitions.  Historically,  the Company has funded its working  capital and  capital  expenditures  using  cash and cash  equivalents  on hand.  Cash  increased  by
$3,435,836 to $6,752,741,  an increase of 104% over the previous  comparable  period in 2000 and an increase of $794,637 or 14% over the previous  quarter.  The Company reduced its loan on its headquarters building by $250,000 in the third quarter of 2001.

The Company's cash provided by operating  activities was $3.83 million and $2.99 million for the nine months ended  September 30, 2001 and 2000,  respectively.  In the first nine months of 2001,  cash flows  from  advanced  training  programs  were  positively  impacted  by the increased  collection  efforts by the sales  associates  accompanying  the  instructors  and trainers at the training locations.

The Company's cash used in investing  activities  was ($141,568) and $(444,058) for the nine months ended September 30, 2001 and 2000,  respectively.  The Company's investing activities for the nine  months ended  September 30, 2001 and 2000 were primarily  attributable  to the purchase of office  property and equipment and related party  transactions  described in the accompanying financial statements.

Possible Effect of the September 11, 2001 Tragedy on the Financial Statements:

The management of the Company  believes that the September 11, 2001 Tragedy will have little or no effect on the financial  statements.  The effect of the loss of  television  marketing time due to the extensive  news coverage was minimal.  The  restrictions  on air travel have had little effect on our employee's  ease of moving around the country and the attendance by our students in our advanced courses is back to normal pre September 11, 2001 levels.

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

                 ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was  submitted  during the three  months  ended  September  30,  2001 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                    WHITNEY INFORMATION NETWORK, INC.

Dated:  November ____, 2001         By:/s/Richard W. Brevoort
                                             Richard W. Brevoort
                                             President

In  accordance  with the Exchange  Act,  this report has been signed below by the  following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                             Date

/s/Russell A. Whitney         Chief Executive Officer Chairman           November 14, 2001
Russell A. Whitney

/s/Richard W. Brevoort        President and Director                     November 14, 2001
Richard W. Brevoort

/s/Richard S. Simon           Secretary/Treasurer/Chief Financial        November 14, 2001
Richard S. Simon               Officer/
                               Principal Accounting Officer and Director

                                           PART I
Item 1. Financial Statements

                     Whitney Information Network, Inc. and Subsidiaries
                             Consolidated Financial Statements
                       As of September 30, 2001 and December 31, 2000
                 And for the Nine Months Ended September 30, 2001 and 2000

                                     Table of Contents

Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                     WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                                Consolidated Balance Sheets

                                                            September 30,     December 31,
                                                                2001              2000
                                                             (Unaudited)
                                           Assets
Current assets
  Cash and cash equivalents                                 $ 6,752,741       $ 3,316,905
  Accounts receivable (net of allowance of $241,275 and
   $91,885, respectively)                                     3,729,504         1,793,454
  Due from affiliates                                           108,247            70,490
  Prepaid advertising and other                                 611,173           625,028
  Income taxes receivable and prepayments                     1,893,999         1,893,999
  Inventory                                                     400,786           268,663
  Deferred seminar expenses                                   3,714,833         2,644,404
                                                            -----------       -----------
      Total current assets                                   17,211,283        10,612,943
                                                            -----------       -----------

Other assets
  Property and equipment (net accumulated depreciation
   of $325,827 and $193,714, respectively)                    2,803,607         2,920,597
  Other assets                                                  136,882           121,057
                                                            -----------       -----------
      Total other assets                                      2,940,489         3,041,654
                                                            -----------       -----------

Total assets                                                $20,151,772       $13,654,597
                                                            ===========       ===========

                           Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable                                          $   331,142       $ 1,942,804
  Accrued seminar expenses                                      258,055           349,341
  Deferred revenues                                          27,617,054        22,640,442
  Other accrued liabilities                                     696,396           458,982
                                                            -----------       -----------
      Total current liabilities                              28,902,647        25,391,569

Mortgage note payable                                           950,000         1,200,000
                                                            -----------       -----------
      Total liabilities                                      29,852,647        26,591,569
                                                            -----------       -----------

Stockholders' deficit
  Preferred stock, no par value, 10,000,000 shares
   authorized, no shares issued and outstanding.                     -                 -
  Common stock, no par value, 25,000,000 shares
   authorized, 7,528,022 shares issued and outstanding.          67,102            67,102
  Paid in capital                                                   900               900
  Accumulated deficit                                        (9,768,877)      (13,004,974)
                                                            -----------       -----------
      Total stockholders' deficit                            (9,700,875)      (12,936,972)
                                                            -----------       -----------

Total liabilities and stockholders' deficit                 $20,151,772       $13,654,597
                                                            ===========       ===========

                      See notes to consolidated financial statements.

                           Consolidated Statements of Operations

                                  For the Three Months Ended   For the Nine Months Ended
                                        September 30,                September 30,
                                      2001          2000          2001          2000
                                  (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

   Sales                          $ 9,239,054   $11,571,960   $32,423,386   $28,989,982
   Cost of sales                    4,214,547     2,411,697    14,176,616     9,436,242
                                   ----------    ----------    ----------    ----------
            Gross profit            5,024,507     9,160,263    18,246,770    19,553,740
                                   ----------    ----------    ----------    ----------

   Expenses
    Advertising and sales expense   2,773,480     6,367,613     9,259,367    17,180,634
    General and administrative
     expense                        2,000,768     4,801,660     5,895,706     7,871,574
                                   ----------    ----------    ----------    ----------
            Total expenses          4,774,248    11,169,273    15,155,073    25,052,208
                                   ----------    ----------    ----------    ----------

   Income (loss) from operations      250,259    (2,009,010)    3,091,697    (5,498,468)

   Other income (expense)
    Interest income                   130,775            -        222,881            -
    Interest expense                  (24,481)           -        (78,481)           -
                                   ----------    ----------    ----------    ---------

   Income (loss) before income
    taxes                             356,553    (2,009,010)    3,236,097    (5,498,468)

   Income taxes                            -             -             -             -
                                   ----------    ----------    ----------    ---------

   Net income (loss)               $  356,553    $(2,009,010)  $3,236,097    $(5,498,468)
                                   ==========    ===========   ==========    ===========

   Basic and fully diluted
    income (loss) per share        $       .05   $      (.27)  $       .43   $      (.73)
                                   ===========   ===========   ===========   ===========

   Weighted average shares
    outstanding                     7,528,022     7,524,500     7,528,022     7,528,047
                                   ==========    ==========    ==========    ==========

                      See notes to consolidated financial statements.

                           Consolidated Statements of Cash Flows

                                                             For the Nine Months Ended
                                                                   September 30,
                                                               2001             2000
                                                            (Unaudited)     (Unaudited)
Cash flows from operating activities
  Net income (loss)                                         $3,236,097      $(5,498,468)
                                                            ----------      ------------
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Allowance for doubtful accounts                             149,390
   Depreciation and amortization                               179,391         154,000
   Loss of disposal of fixed assets                             41,410
   Changes in assets and liabilities
     Accounts receivable                                    (2,085,440)     (2,243,940)
     Prepaid advertising and other                              13,855        (809,638)
     Inventory                                                (132,123)
     Deferred seminar expenses                              (1,070,429)     (1,806,262)
     Other assets                                              (15,825)       (792,479)
     Accounts payable                                       (1,611,662)        347,850
     Accrued seminar expense                                   (91,286)        788,571
     Deferred revenues                                       4,976,612      13,348,103
     Other accrued liabilities                                 237,414        (492,641)
                                                            ----------      -----------
                                                               591,307       8,493,564
                                                            ----------      ----------
      Net cash provided by operating activities              3,827,404       2,995,096
                                                            ----------      ----------

Cash flows from investing activities
  Purchases of property and equipment                         (103,811)       (469,505)
  Loans (to) from affiliates, net                              (37,757)         25,447
                                                            ----------      ----------
      Net cash used by investing activities                   (141,568)       (444,058)
                                                            ----------      -----------

Cash flows from financing activities
  Principal payments on long-term debt                        (250,000)             -
  Adjustments to paid in capital                                    -             (900)
                                                            ----------      -----------
      Net cash used by financing activities                   (250,000)           (900)
                                                            ----------      -----------

Net increase in cash and cash equivalents                    3,435,836       2,550,138

Cash and cash equivalents, beginning of period               3,316,905       1,274,708
                                                            ----------      ----------

Cash and cash equivalents, end of period                    $6,752,741      $3,824,846
                                                            ==========      ==========

Supplemental cash flow information:
      Cash paid for income taxes was $0 and $863,500 for the nine months ended
      September 30, 2001 and 2000, respectively.
      Cash paid for interest was $78,481 and $24,481 for the nine months ended
      September 30, 2001 and 2000, respectively.

                      See notes to consolidated financial statements.

                          Notes to Financial Statements

Note 1 - Significant Accounting Policies

The  accompanying   consolidated   financial   statements  are  unaudited  and  reflect  all
adjustments (consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary  for a fair  presentation  of the  financial  position and  operating results for the interim periods.  The consolidated  financial  statements  should be read in conjunction  with the  financial  statements  and notes  thereto  contained in the Company's
Annual  Report on Form 10-KSB filed with the  Securities  and Exchange  Commission  April 2,
2001, which includes audited financial  statements for the year ended December 31, 2000. The results of operations  for the three and nine months ended  September  30, 2001,  may not be indicative of the results of operations for the year ended December 31, 2001.

Recently Issued Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards  Board issued FASB Statements No. 141 and
142.  These   statements,   among  other  items,  deal  with  the  accounting  for  business acquisitions  and  intangible  assets  including  goodwill.  Among  other  items,  these new standards  will  change  the  accounting  for  amortization  of  goodwill  expense  and  the impairment of goodwill in a manner  different  than they have been in the past.  The results on the financial statements would not be material to the financial statements.

Note 2 - Related Party Transactions

The Company has rented its  headquarters  location in Cape Coral,  Florida,  since 1992 from the Chairman of the Board and pays rent on annual  leases.  Rentals  under the related party lease were  $55,383 for the nine months  ended  September  30, 2001 and 2000,  respectively.
The Company leases approximately 8,700 square feet presently.

MRS Equity Corp.  provides  certain products and services for Whitney  Information  Network,
Inc. and Whitney Information  Network,  Inc. provides MRS Equity Corp. with payroll services including leased employees.  Whitney Information Network,  Inc. provided payroll services to
MRS Equity Corp.  in the amounts of $27,864 and $58,510 for the nine months ended  September
30, 2001 and 2000,  respectively.  MRS Equity Corp.  provided Whitney  Information  Network,
Inc.  with $45,650 and $322,400 for product  costs for the nine months ended  September  30,
2001 and 2000,  respectively.  MRS Equity Crop. is a 100 percent  subsidiary of Equity Corp.
Holdings,  Inc. of which the Chairman of the Board of Whitney Information Network, Inc. owns a controlling interest.

Precision  Software  Services,  Inc. (PSS) is a company that develops and licenses  software primarily for the real estate and small  business  industries.  The Chairman of the Board of
Directors of Whitney Information  Network,  Inc. owns a majority interest in PSS. During the nine months ended  September 30, 2001 and 2000, PSS provided  Whitney  Information  Network,
Inc.  $30,000 and  $199,775 in product  cost,  respectively.  PSS sells  products to Whitney
Information  Network,  Inc.  at a price  less  than the  prices  offered  to third  parties.
Whitney Information Network,  Inc. provided payroll services to PSS in the amount of $42,024 and $42,022 for the nine months ended September 30, 2001 and 2000, respectively.

Whitney  Information  Network,  Inc. provided payroll services to Whitney  Leadership Group,
Inc. in the amount of $48,247 and $58,570 for the nine months ended  September  30, 2001 and
2000,  respectively.  During 2001, Whitney Information Network made payments of $184,105 and
$11,861 for registration  fees and commissions,  respectively.  The Chairman of the Board of
Whitney  Information  Network,  Inc. is the President and Chief Operating Officer of Whitney
Leadership Group, Inc.

United States Fiduciary Corp is a company that provides  telemarketing  services for Whitney
Information  Network,  Inc. The Chairman of the Board of Directors  and the Chief  Financial
Officer are also members of the board of directors of United States  Fiduciary Corp.  During
2001,  Whitney  Information  Network,  Inc. paid  $233,985 in commission  payments to United
States Fiduciary Corp.

RAW,  Inc. is a company owned by the Chairman of the Board of Whitney  Information  Network,
Inc.,  which buys,  sells and invests in real  property.  Whitney  Information  Network Inc.
provided  payroll services to RAW, Inc. in the amount of $964 and $4,024 for the nine months ended September 30, 2001 and 2000, respectively.

Those items above that are reasonably  expected to be collected within one year are shown as current and those that are not  expected to be  collected  during the next year are shown as non-current.

Related party receivables and payables were as follows:
                                                            September 30,      December 31,
                                                                 2001              2000
                                                            -------------     -------------
                                                             (Unaudited)
Receivables
  Due from Whitney Leadership Group                         $    224,566      $    160,587
  Due from RAW, Inc.                                               5,670            15,619
                                                            ------------      ------------
                                                                 230,236           176,206
                                                            ------------      ------------
Payables
  Amounts due to RAW, Inc.                                        21,265             3,876
  Amounts due to MRS Equity Corp.                                 62,681            69,415
  Amounts due to PSS                                              30,667            32,425
  Amounts due to Whitney Leadership Group                          7,376                -
                                                            ------------      -----------
                                                                 121,989           105,716
                                                            ------------      ------------

Net receivable                                              $    108,247      $     70,490
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

Note 4 - Income Taxes

As of September  30, 2001 and December 31, 2000,  the Company has net  operating  loss (NOL)
carryforwards of approximately  $11,480,000 and $12,831,000,  respectively,  which expire in the years 2001 through 2021.

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

The accompanying balance sheet includes the following:
                                                          September 30,    December 31,
                                                              2001            2000
                                                          -------------    ------------
                                                           (Unaudited)

Deferred tax asset from NOL carryforward                   $ 4,282,000     $ 4,786,000
Deferred  tax asset from deferral of loss on conversion
 to accrual basis taxpayer and other                           511,000
Deferred tax liability from deferred expense recognition    (1,386,000)     (1,005,000)
                                                           -----------     -----------
Net deferred tax asset                                       3,407,000       3,781,000

Valuation allowance                                         (3,407,000)     (3,781,000)
                                                           -----------     -----------

                                                           $        -      $        -
                                                           ===========     ===========

Note 5 - Subsequent Events

In October  2001,  the Company  agreed to acquire  100% of the stock of PSS. The Chairman of the Board of Directors of Whitney  Information  Network,  Inc., owns a majority  interest in
PSS.  The  Company  intends  to acquire  PSS by issuing  $500,000  in its common  stock.  In addition,  the Company, as part of this transaction,  agreed to purchase the software rights utilized  by  PSS  for  $500,000.  These  software  rights  are  owned  individually  by the stockholders of PSS.