Form 10-K
period 2001-12-31
WHITNEY INFORMATION NETWORK INC
filed 2002-04-09
CIK 1095276

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         Form 10-K

                    Annual Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                        For the Fiscal Year Ended December 31, 2001

                             Whitney Information Network, Inc.
                   (Exact name of registrant as specified in its charter)

         Colorado                  0-27403                       84-1475486
     -------------------        -------------               -------------------
(State or other jurisdiction      (Commission                  (IRS Employer
  of incorporation)                File Number)              Identification No.)

                      4818 Coronado Parkway, Cape Coral, Florida 33904
--------------------------------------------------------------------------------------------
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

Check if there is no disclosure  of delinquent  filers in response to Item 405 of Regulation
S-K  contained  in this  form,  and no  disclosure  will be  contained,  to the  best of the
Issuer's knowledge,  in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

The Issuer's  revenues for the fiscal year ended  December  31, 2001,  were  $42,157,740.The aggregate market value of the voting and non-voting  common stock held by  non-affiliates of the Issuer,  computed by  reference to the closing sale price of such common stock as quoted on the OTCBB as of March 28, 2002 was about $  1,372,000.  (Aggregate  market value has been estimated solely for the purpose of this report.  For the purpose of this report it has been assumed that all officers and directors are  affiliates of the  Registrant.  The  statements made herein  shall not be construed as an  admission  for the  purposes of  determining  the affiliate status of any person.)

The Issuer had 7,878,023 common shares of common stock outstanding as of December 31, 2001.

Documents incorporated by reference: See ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1. BUSINESS

History
-------

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
-------

The Company is engaged in the  business  of  providing  educational  and  training  services through its publications and lectures to create wealth,  achieve financial  independence and protect it. The Company  currently  concentrates  its principal  efforts in the area of real estate training.

The  Company is  currently  holding  approximately  156 basic real  estate  courses and real estate training  academies per month and approximately 16 to 20 advanced programs per month.
The Company has 45 instructors and has  approximately  24,000 students per month registering for its programs.

The Company  trains its  students in locations  throughout  the United  States.  The Company utilizes  hotels  and  conference  facilities  throughout  the  United  States and Canada to conduct its training  academies.  The Company also  utilizes its  facilities  in Cape Coral,
Florida  to  conduct  its  training  academies.  The  Company is  presently  constructing  a conference and training center in Costa Rica.

Publications
------------

The Company  currently  produces  approximately 25  publications,  which are promoted by the
Company  to the  general  public  and  for use at the  Company's  training  and  educational classes.  The publications are written by the Company.  The Company then retains independent publishers  to  produce  the  publications.  The  publications  are  sold to the  public  or incorporated in the cost of training  courses.  The Company does not rely exclusively on any one  publishing  firm.  In the event  that one  publisher  ceased  operations  or refused to continue  to publish the  Company's  products,  the  Company  could  easily  retain  another publisher.

Software
--------

The  Company  sells a line of  software  primarily  for the real  estate and small  business industry.  The software is developed and licensed by Precision  Software  Services,  Inc., a wholly owned subsidiary of the Company.

Lectures
--------

The Company delivers a series of introductory  courses and training programs which relate to its publications and software. The Company charges fees for its training programs,  however, the  Company  does not charge  for its free  informational  courses.  The  Company  has many instructors  that teach  throughout  the United  States and  Canada,  while at the same time promoting the Company's  publications,  software,  and the Company's  programs to succeed in business,  successfully  invest in real estate,  achieve financial  independence and protect assets.  The Company promotes an initial program  outlining how to invest in real estate and how to succeed via small business  ownership.  Upon completion of the Company's initial real estate investment training,  the Company offers additional programs that allow a customer to concentrate on a specialized  area.  Each lecture topic is  supplemented  with the Company's publications.

Real Estate Programs
--------------------

The Company's  base program is a three-day  training  program  relating to basic real estate investing.  The program is supplemented with its publications and software.  Upon completion of the basic real estate  investing  course,  the Company  promotes an intensified  training camp,  which is designed to expand the knowledge  gained at the basic real estate  investing program.  The intensified  training camp is held at the Company's  corporate offices in Cape
Coral, Florida.

The Company also operates eleven  regional  training camps at locations in the United States and Canada that emphasize specific areas of real estate investing,  small business and asset protection.  The camps  consist of on-site  training and  interactive  dialogue  between the instructor  and  student.  The  specific  areas  of  concentration  are:  wholesale  buying;
foreclosure;  property  management,  landlording;  purchase/lease  option; asset protection;
commercial  properties;  discount  notes and mortgages;  creative  financing of real estate, mobile homes, and international finance and asset protection.

Mentoring
---------

The Company  provides a program whereby trained  personnel  travel to a customer's  hometown and assist the customer in  implementing  the  knowledge  gained at the  Company's  lectures within the customer's  community.  The Company currently has 30 mentors  providing  services to its students.

Financial Management
--------------------

In addition to the real estate  investment  programs,  the Company also provides  additional
ancillary  programs  relating  to  enhancing  the  customer's   knowledge  of  managing  and
protecting his money.

Internet
--------

Whitney Internet  Services,  Inc.  provides web programming and maintenance  services to the
Company in which all of the Companies  products and services are offered for sale on its web site along with up to date information about the Company, its products and services.

Marketing
---------

The Company markets its publications,  videos,  and introductory  training courses through a number of media, including newspapers,  periodic publications,  direct mail,  telemarketing, television,  radio  and word of mouth.  The  Company  has  retained  Professional  Marketing
International,  Inc.  of  Lehigh,  Utah to  provide  telemarketing  services.  Further,  the
Company's  wholly owned  subsidiary  corporation,  Whitney  Consulting  Services,  Inc. also furnishes telemarketing and mail services to the Company.

Certification
-------------

The Company is accredited by the state of Texas as a Certified  Proprietary School. No other state has  accredited  the Company in any manner and there is no assurance  that the Company will ever be accredited by any other state for any reason.

Subsidiary Corporations
-----------------------

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
Inc.;  Whitney  Canada,  Inc.;  Wealth  Intelligence  Network,  Inc.; and 1612 E. Cape Coral
Parkway Land Trust;  Precision  Software  Services,  Inc.;  Whitney  Mortgage.com,  Inc. and
Whitney UK, Limited.

Trademarks and Copyrights
-------------------------

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

Competition
-----------

The Company is involved in a highly competitive business.  There are several other entities, which manufacture,  publish,  and conduct training  programs,  some of which are much larger companies  possessing  substantially  greater  financial  resources and facilities  than the
Company.  However,  said  corporations  are not using the same  marketing  and  distribution channels  for their  products as is the Company.  The Company  believes  that the  principal competitive  factors in its marketing are: (1) brand  recognition;  (2) a broad selection of products and services;  (3) comprehensive  courses and in-depth  curricula;  (4) quality and responsiveness of customer service; and, (5) ease of use of the Company's products.

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
----------------

The Company's  headquarters are located 4818 Coronado Parkway, Cape Coral, Florida 33904 and the telephone number is (941) 542-8999.

Employees
----------

The Company employs approximately 168 full time employees and 6 part-time employees.

RISK FACTORS

(1)   DEVELOPMENT AND MARKET  ACCEPTANCE OF PRODUCTS.  The Company's success and growth will depend upon the Company's  ability to market its existing  products and  services,  of which there is no assurance. See 'Business - Real Estate Programs'.

(2)   LIQUIDITY;  NEED FOR ADDITIONAL  FINANCING.  The Company believes that it has the cash it needs  for at least the next  twelve  months  based  upon its  internally  prepared budget.  The Company's cash  requirements,  however,  are not easily  predictable  and there is a possibility that its budget  estimates will prove to be inaccurate.  If the
      Company is unable to  generate a positive  cash flow before its cash is  depleted,  it will be required to curtail  operations  substantially,  or seek  additional  capital.
      There is no assurance  that the Company will be able to obtain  additional  capital if required, or if capital is available,  to obtain it on terms favorable to the Company.
      The Company may suffer from a lack of liquidity in the future,  which could impair its
      short-term   marketing  and  sales  efforts  and  adversely   affect  its  results  of
      operations. See Management's Discussion and Analysis or Plan of Operation.

(3)   COMPETITION.  Some of the Company's  competitors have substantially greater financial, technical  and  marketing  resources  than the  Company.  In addition,  the  Company's products  compete  indirectly  with  numerous  other  products.  As the market for the
      Company's  products  expand,  the Company  expects that  additional  competition  will emerge and that existing  competitors may commit more resources to those markets.  See
      Business - Competition.

(4)   RELIANCE  UPON  DIRECTORS  AND  OFFICERS.  The  Company  is wholly  dependent,  at the present,  upon the personal  efforts and  abilities  of its  Officers  and  Directors,
      Russell A. Whitney,  Chief  Executive  Officer and Chairman of the Board of Directors;
      Richard W. Brevoort,  President and a member of the Board of Directors;  and Ronald S.
      Simon,  Secretary/Treasurer  and a member  of the  Board of  Directors,  who  exercise control over the day to day affairs of the Company. See Business and Management.

(5)   ISSUANCE  OF  ADDITIONAL  SHARES.  17,121,977  shares  of  Common  Stock or 69% of the
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
      Any  additional  issuance by the Company,  from its  authorized  but unissued  shares, would  have the  effect  of  diluting  the  interest  of  existing  shareholders.  See
      Description of Securities.

(6)   INDEMNIFICATION  OF OFFICERS AND DIRECTORS FOR SECURITIES  LIABILITIES.  The Company's
      Articles of  Incorporation  provide  that the Company  will  indemnify  any  director, officer,  agent  and/or  employee  as to  those  liabilities  and on those  terms  and conditions as are specified in The Company Act of the State of Colorado.  Further, the
      Company may purchase and maintain  insurance on behalf of any such persons  whether or not the Company  would have the power to indemnify  such person  against the liability insured  against.  The  foregoing  could  result in  substantial  expenditures  by the
      Company and prevent any recovery from such officers,  directors,  agents and employees for losses incurred by the Company as a result of their actions.  Further, the Company has been  advised  that in the  opinion of the  Securities  and  Exchange  Commission, indemnification  is against  public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

(7)   CUMULATIVE  VOTING,  PREEMPTIVE RIGHTS AND CONTROL.  There are no preemptive rights in connection  with the Company's  Common Stock.  Shareholders  may be further diluted in their percentage  ownership of the Company in the event  additional  shares are issued by the Company in the future.  Cumulative  voting in the  election of Directors is not provided  for.  Accordingly,  the holders of a majority of the shares of Common Stock, present  in person or by proxy,  will be able to elect all of the  Company's  Board of
      Directors. See Description of Securities.

(8)   NO DIVIDENDS  ANTICIPATED.  At the present time the Company does not anticipate paying dividends,  cash or otherwise,  on it's Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial  requirements and other factors. See Dividend Policy.

ITEM 2.  PROPERTIES

The Company leases office space from Russ Whitney,  Chief Executive  Officer and Chairman of the Board of  Directors,  pursuant to the terms of a three-year  lease,  which  commenced on
September  1, 1999 and  terminates  on October  31,  2002 with a monthly  rental  payment of
$5,805.  Russ  Whitney  is the  President  of the  Company  and a  member  of its  Board  of
Directors.  The terms of the lease are no less favorable as can be obtained from independent third parties.

Whitney  Consulting  Services,  Inc.  leases  6,840  square feet of office space from Draper
Business Park L.C. at Suite 230, Building #7, 12244 South Business Park Drive,  Draper, Utah
pursuant to a written  lease  agreement.  The term of the lease is from  November 1, 2001 to
October 31, 2006. The aggregate monthly rental is $6,128 per month.

Whitney  Canada,  Inc.  leases an office  building at Unit 20,  3780-14th  Avenue,  Ontario,
Canada,  pursuant to a written  lease  agreement.  The term of the lease is from May 1, 2000 to April 30,  2003.  The  monthly  rental is $1,081  for the first  year and  $1,654 for the second in Canadian dollars.

Cape Coral  Parkway  Land Trust owns an office  building at 1612 E. Cape Coral,  Cape Coral,
FL.  The  Company  has  been  leasing  space  to  two  tenants  pursuant  to  written  lease agreements.  One of the  leases  expires  in 2005 and the other  lease was  cancelled  as of
March 1, 2002.  The Company will occupy the vacated premises in 2002.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's  shares are traded on the Bulletin Board operated by the National  Association of Securities  Dealers,  Inc. (the  'Bulletin  Board') under the trading  symbol 'RUSS.' The
Company's  shares began  trading in August 1998.  These  quotations  reflected  inter-dealer prices,  without  retail  mark-up,  markdown or  commissions  and may not  represent  actual transactions.  Summary  trading by quarter for the 2001,  2000 and 1999 fiscal  years are as follows:

Fiscal quarter 2001                                           High Ask        Low Bid
                                                           ------------    ----------

      Fourth Quarter                                        $      1.85     $      1.50
      Third Quarter                                         $      2.95     $      1.65
      Second Quarter                                        $      1.90     $      1.05
      First Quarter                                         $      2.00     $       .95

Fiscal quarter 2000

      Fourth Quarter                                        $      1.25     $      1.00
      Third Quarter                                         $      1.25     $      1.05
      Second Quarter                                        $      4.00     $      3.25
      First Quarter                                         $      3.87     $      3.50

Fiscal quarter 1999

      Fourth Quarter                                        $      2.50     $      1.88
      Third Quarter                                         $      2.00     $      1.44
      Second Quarter                                        $      2.00     $      1.87
      First Quarter                                         $      2.00     $      1.75

The source for the  foregoing  high and low bid  information  was Michael Kirby a registered representative  of Spencer  Edwards,  Inc. a market maker in the Company's  common stock and from Big Charts.com on the Internet.

As of December 31, 2001, the Company had 172 holders of record of its Common Stock.

The Company has not paid any dividends  since its inception and does not  anticipate  paying any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 7,878,023  shares of Common Stock issued and  outstanding as of December 31,
2001. Of the shares of the Company's  Common Stock  outstanding,  750,023  shares are freely tradable and 7,128,000  shares can only be resold in compliance  with Reg. 144 adopted under the Securities Act of 1933 (the 'Act').

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
The  exercise  price of the warrants  was changed  from $4 to $2 in this  transaction.  This transaction has since been accounted for using variable accounting in accordance with FIN44.

On or about  November  1,  2001 the  Company  acquired  100% of the  outstanding  shares  of
Precision  Software  Services,  Inc. (which Russ Whitney,  CEO and director owned 51% of the issued and  outstanding  shares).  The Company  issued  333,334  shares of its common stock, valued at $1.50 in exchange for the stock of Precision  Software  Services,  Inc.  (PSS) Mr.
Whitney  received 170,000 shares and an  employee/shareholder  of PSS received the remaining shares in the exchange.

Also,  16,667 shares (valued at $1.50) were issued to an  instructor/trainer  of the Company for services on or about November 1, 2001.

ITEM 6.  SELECTED FINANCIAL DATA (FOR 2001, 2000, 1999, 1998)

The following  consolidated  selected financial data, at the end of the four fiscal years of existence,  should be read in conjunction  with our  Consolidated  Financial  Statements and related  Notes  thereto  appearing  elsewhere  in this  Report.  The  consolidated  selected financial  data are  derived  from our  consolidated  financial  statements  which have been audited by Ehrhardt  Keefe  Steiner  Hottman PC and Larry Legel,  CPA(1998  and 1999),  our
independent  auditors,  as indicated in their report included herein. The selected financial data provided  below is not  necessarily  indicative of our future  results of operations or financial performance.

                                2001        2000        1999        1998
                             ----------  ----------  ----------  ----------

Operating revenues           42,157,740  32,859,857  26,775,589  13,760,208

Profit(loss)from              2,281,363  (8,960,463) (1,962,266) (2,238,307)
continuing operations

Profit(loss)from
continuing operations per
share                              .30       (1.19)       (.26)       (.30)

Total assets                 16,544,869  13,654,597   6,284,403   2,327,228

Long-term obligations          575,000    1,200,000           0      64,979

Cash flow from operations     5,276,500   3,545,361   1,250,950     619,468

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF
OPERATIONS

The following  discussion  should be read in  conjunction  with the  consolidated  financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains  forward-looking  statements within the meaning of the 'safe harbor'
provisions  under  section 21E of the  Securities  and  Exchange Act of 1934 and the Private
Securities  Litigation  Act of 1995.  The Company  uses  forward-looking  statements  in its description  of its plans and objectives for future  operations and  assumptions  underlying
these  plans  and  objectives.   Forward-looking   terminology  includes  the  words  'may',
'expects', 'believes', 'anticipates',  'intends', 'forecasts', 'projects', or similar terms, variations  of such terms or the negative of such terms.  These  forward-looking  statements are based on management's  current expectations and are subject to factors and uncertainties which  could  cause  actual  results  to differ  materially  from  those  described  in such forward-looking  statements.  The Company expressly  disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking  statements contained in this Form  10-K to  reflect  any  change  in its  expectations  or any  changes  in  events, conditions or circumstances on which any forward-looking  statement is based.  Factors which could cause such results to differ  materially from those  described in the  forward-looking statements  include those set forth under 'Risk Factors,' and elsewhere,  in or incorporated by reference into this Form 10-K.

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

Whitney  Information  Network,  Inc.  (WIN!) is a provider of education in the areas of real estate,  finance,  business success,  and other post secondary career related training.  Its learning  solutions  are  designed  to deploy  and  manage  knowledge  practically  and more effectively for use as a competitive  advantage.  The Company has  accomplished its position in the market and growth through its innovative  distribution channels,  including classroom
education,   one-on-one  mentoring,  group  instruction,   training  centers,  and  Internet
marketing.

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
Wealth  Intelligence  Network,  Inc. provides  financial  training and financial  consulting services.  Whitney  Mortgage.com,  will provide a means for the Company's students to obtain mortgages at reasonable  rates, and Whitney  Education Group, Inc is the Company's  mainstay educational and training company.

YEAR ENDED DECEMBER 31, 1999

Revenue
-------

Revenues for the year ended  December 31, 1999  increased to  $26,775,589  as compared  with
$13,760,208  for the year ended December 31, 1998 an increase of  $13,687,306,  or 105%. The increase in revenue is a direct  result of increased  basic and advance real estate  courses available to students along with a successful  media campaign.  Seminar  expenses  increased
$6,846,462 for the year ended December 31, 1999 from  $4,682,850 for the year ended December
31, 1998.

During  1999,  more than 25,000 new  students  registered  for one or more of the  Company's programs  each  month.  The  Company's  success can also be  attributed  to the fact that 71 percent of its gross annual  revenue can be  attributed  to repeat  business,  a factor that also indicates students find its training is effective.

Following a 144 percent sales growth from 1997 to 1998, the Company  continued  strong gains with 97 percent sales growth in 1999.  As the momentum  continues  through  2000,  more than
206,896  students  registered  for training  during the first six months of the year,  up 25 percent when compared to the first six months of 1999, in which 165,708 students registered.

Advertising and Sales Expense
-----------------------------

Total  Advertising  and Sales  Expense  increased  for the year ended  December  31, 1999 to
$12,708,275  from  $8,773,036  for the year  ended  December  31,  1998.  This  increase  in advertising and sales expenses represented  management's  decision to increase sales, expand product  lines,  and offer the  Company's  students  a greater  variety of courses to choose from.  As a result there were a greater  number of period  costs  incurred in the year ended
December 31, 1999 where certain  marketing  strategies were being tested and refined.  Thus, expenses increased  proportionately  with sales increases due to the higher  expenditures in
1999.

Advertising,   sales  and  marketing   expenses  consist   primarily  of  TV  and  newspaper
advertising,  direct mailings,  travel,  public relations,  trade shows, and other marketing literature and overhead allocations.

General and Administrative Expense
----------------------------------

General and  Administrative  Expenses (G & A) increased  from  $2,542,629 for the year ended
December 31, 1998 to $4,500,268 for the year ended  December 31, 1999. The overall  increase in the year ended  December 31, 1999 of  $1,957,639  (or 76%)  reflects the initial  startup expenses  in adding  more  courses  and crews in the last  half of 1999 and  development  of additional  products in 1999 that were one time  expenditures.  General  and  administrative expenses consist mainly of salaries and other  personnel-related  expenses for the Company's administrative, executive, and finance personnel as well as outside legal and audit costs.

The net loss was  $1,962,266  for the year ended  December  31, 1999  compared  with loss of
$2,238,307  for the year ended December 31, 1998, a decrease in loss of $276,041 or 22% over the prior  year.  This  resulted in loss of $.26 per share for the year ended  December  31,
1999 as compared with $.30 for the year ended December 31, 1998.

Liquidity and Working Capital
-----------------------------

At  December  31,  1999 the Company had cash of  $1,274,708  as  compared  with  $370,571 at
December 31, 1998.  This increase of $904,137 was attributable primarily to operations.

Deferred Educational Revenues
-----------------------------

Deferred  educational  revenues arise when a student  purchases a course or courses and does not attend those courses  until after the balance sheet date.  All courses must be scheduled by the  students  within  90 days of  registration  and  taken  within  one  year.  Deferred revenues at December 31, 1999 were  $9,311,574  as compared  with those at December 31, 1998 of $3,958,244.  This substantial  increase  represents a natural increase from higher volume and an increase due to a change in emphasis from basic training to intensified  training and educational  camps.  Thus, a greater  amount of revenue was deferred as a larger  proportion of  educational  products  sold in 1999 were not  realized  until the student  attended  the courses for which he/she was registered.  In addition to the deferred revenues,  there was a commensurate amount of expenses associated with those revenues that is also deferred.  As of
December  31,  1998 there were  $676,899  of  expenses  that were  deferred  as  compared to
$1,361,326 at December 31, 1999.

YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Revenues for the year ended  December 31, 2001  increased to  $42,157,740  as compared  with
$32,859,857  for the year ended  December 31, 2000 an increase of $9,297,883  or 28%.  Total deferred  revenues on the balance sheet were  $23,937,349  and  $22,640,442  at December 31,
2001 and 2000, respectively.

Seminar  expenses  decreased  to  $19,533,802  for the year  ended  December  31,  2001 from
$22,232,387  for the year ended  December  31,  2000.  Seminar  expenses  for the year ended
December 31, 2001 decreased due in part to a $3.4 million  reduction in costs related to our
Internet  division (see below),  which ceased providing  outside  marketing  services during
2001,  partially  offset by an increase in speaker fees related to the  Company's  seminars.
Speaker fees  approximate  12% of revenues  ($5,000,000  for 2001 and  $4,000,000 for 2000).
The remainder of seminar  expenses  remained  relatively  constant from 2000 to 2001.  While the Company defers the speaker fees related to its deferred revenues,  costs of the seminars are expensed as incurred.  Due to the $13 million  increase in deferred revenue in 2000 over
1999 levels,  these seminars are generally  fulfilled in 2001 causing income from operations to increase from a $8.9 million  operating loss in 2000 to a $2.2 million  operating  income in 2001.

Total Advertising,  Selling and General and  Administrative  expenses increased for the year ended  December  31,  2001 to  $20,342,575  from  $19,587,933  in  2000.  These  substantial increases in revenues and expenses in 2001 over 2000 reflect a general  increase in business activity,  and reflect the results of the  company's  plan to expand its  business  into new markets and develop new products.

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

Net income of $2,534,247 for the year ended December 31, 2001 increased by $11,237,374  over the net loss for the year  ended  December  31,  2000 of  $8,703,127  or a gain of $1.49 per share as compared with a loss of $1.16 a share for the prior year.

After continued losses in the internet division,  the Company shut down the outside training operations  in  2001  and  continued  to  maintain  website  operations  and  sales  in that division.  Also,  after a test period,  the Company  decided during 2001 not to proceed with the Building  Wealth  Centers in Georgia and  Mississippi  due to  unacceptable  returns and higher than anticipated fixed costs.

Earnings (Loss) Before Interest,  Taxes, Depreciation and Amortization (EBITDA) for the year ended December 31, 2001 and 2000 was $2,930,874 and  $(8,523,186),  respectively.  EBITDA is defined as net income (loss)  before  income  taxes,  interest and other income and expense, net, plus depreciation and amortization  including amortization of pending real estate sales contracts.

Liquidity and Working Capital
-----------------------------

At December  31, 2001 the Company had cash of  $6,889,275  as compared  with  $3,316,905  at
December 31, 2000.  This increase of $3,572,370 is  attributable  primarily to cash provided by  operations.  The  company  anticipates  that  its  cash  flow  from  operations  will be sufficient to meet its needs in the next 12 months.

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

Fluctuations in Quarterly Operating Results
-------------------------------------------

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

September 11, 2001 Events and Effect on the Company
---------------------------------------------------

A large  amount of  recognized  revenue  is derived  when  students  attend the  intensified training  camps as well as the  specialized  training  courses  held  around the  country at locations that  routinely  require air travel.  Following the events of September  11th, the
Company  experienced a downturn of students  willing to travel  during the  following  three months  and had to cancel or scale  back many of these  training  camps  during  the  fourth quarter 2001,  thereby  significantly  reducing  revenues during the fourth quarter of 2001.
During the first quarter of 2002, attendance  returned to normal levels. In addition,  during the 911 tragedy,  many of our TV commercials (our major advertising  source) were pre-empted by the news  coverage of the  terrorists  and the World Trade  Center  causing the amount of students usually attending our events to be reduced to half.

Office Building
----------------

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

Conference Center
-----------------

The Company entered into an agreement to build an international  conference  center in Costa
Rica at an approximate  cost of $550,000  (including  land and  building).  The 7,000 square foot  conference  center is expected  be  completed  approximately  the 3rd quarter of 2002.
Expenditures  to December 31, 2001 were  $105,562,  with  additional  construction  draws in
February and March of 2002 of approximately $145,000.

ITEM 8.  FINANCIAL STATEMENTS

                   WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                            Consolidated Financial Statements
                                           and
                              Independent Auditors' Reports
                               December 31, 2001 and 2000

                                 Table of Contents

Independent Auditors' Reports

Consolidated Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Income

      Colidated Statement of Changes in Stockholders' Deficit

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                              INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Whitney Information Network, Inc. and Subsidiaries
Cape Coral, Florida

We  have  audited  the   accompanying   consolidated   balance  sheets  of  Whitney
Information  Network,  Inc. and  Subsidiaries as of December 31, 2001 and 2000, and
the  related  consolidated  statements  of  operations,  changes  in  stockholders'
deficit  and cash  flows for the years then  ended . These  consolidated  financial
statements   are   the   responsibility   of   the   Company's   management.    Our
responsibility   is  to  express  an  opinion  on  these   consolidated   financial
statements based on our audits.

We conducted our audits in accordance with auditing  standards  generally  accepted in the  United  States  of  America.  Those  standards  require  that we  plan  and perform the audit to obtain  reasonable  assurance  about whether the  consolidated
financial  statements  are  free  of  material  misstatement.   An  audit  includes
examining,  on a test basis,  evidence  supporting  the amounts and  disclosures in the  consolidated  financial  statements.  An audit  also  includes  assessing  the accounting  principles used and significant  estimates made by management,  as well as  evaluating  the  overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the consolidated  financial  statements  referred to above present fairly, in all material  respects,  the financial  position of Whitney  Information
Network,  Inc. and  Subsidiaries  as of December 31, 2001 and 2000, and the results of their  operations  and their cash  flows for the years then ended in  conformity with accounting principles generally accepted in the United States of America.

                                                /s/Ehrhardt Keefe Steiner & Hottman PC
                                                Ehrhardt Keefe Steiner & Hottman PC

March 20, 2002
Denver, Colorado

                                LARRY LEGEL, CPA

                             Practice Concentrating in
                              Taxation and Securities

                        5100 N. Federal Highway, Suite 409
                             Ft. Lauderdale, FL 33308

                               (954) 493-8900 Office
                                (954) 493-8300 Fax
                            e-mail: LarryLegel@aol.com

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of the
Whitney Information Network, Inc.
Cape Coral, FL  33907

I have audited the accompanying  consolidated  balance sheet of Whitney Information
Network, Inc. (formerly WIN Systems,  International,  Inc.) as of December 31,1999,
and the related  statements of  consolidated  operations,  changes in  consolidated stockholders'  equity,  and consolidated cash flows for the year then ended.  These financial  statements  are  the  responsibility  of the  Company's  management.  My
responsibility   is  to  express  an  opinion  on  these   consolidated   financial
statements based on my audits.

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

In my opinion,  the  consolidated  financial  statements  referred to above present fairly,  the  financial  position  of  Whitney  Information  Network,  Inc.  as  of
December  31,1999,  and  the  results  of  its  consolidated   operations  and  its
consolidated  cash flows for the year then  ended,  in  conformity  with  generally accepted accounting principles consistently applied.

                                          Larry Legel

                                          s/s Larry Legel
                                          Certified Public Accountant
January 19, 2001
Ft. Lauderdale, Florida

                            Consolidated Balance Sheets

                                                                   December 31,
                                                              2001            2000
                                                          ------------   -------------
                                      Assets

Current assets
   Cash and cash equivalents                             $   6,889,275   $   3,316,905
   Accounts receivable, net of allowance of $0 (2001)
    $91,885 (2000)                                             525,878       1,793,454
   Due from affiliates, net                                    159,591          70,490
   Prepaid advertising and other                               953,661         625,028
   Income taxes receivable and prepayments                     497,499       1,893,999
   Inventory                                                   136,544         268,663
   Deferred seminar expenses                                 3,638,556       2,644,404
                                                         --------------  -------------
     Total current assets                                   12,801,004      10,612,943
                                                         --------------  -------------

Property and equipment, net                                  3,628,447       2,965,925
Investment in foreign corporation                               82,500              -
Other assets                                                    32,918          75,729
                                                         ---------------  ------------
     Total non-current assets                                3,743,865       3,041,654
                                                         ---------------  ------------

Total assets                                             $  16,544,869   $  13,654,597
                                                         =============  ==============

                       Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                      $   1,152,337   $   1,942,804
   Accrued seminar expenses                                    435,360         349,341
   Deferred revenue                                         23,937,349      22,640,442
   Accrued expenses                                            702,548         458,982
   Current portion of long-term debt                            62,500               -
   Current portion of note payable- officer/stockholder         62,500               -
                                                         -------------  -------------
     Total current liabilities                              26,352,594      25,391,569

Long-term debt, less current portion                           512,500       1,200,000
Note payable- officer/stockholder, less current portion         62,500              -
                                                         -------------  -------------
     Total liabilities                                      26,927,594      26,591,569
                                                         --------------  -------------

Commitments and contingencies

Stockholders' deficit
   Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued and outstanding                    -               -
   Common stock, no par value, 25,000,000 shares
    authorized, issued and outstanding shares 7,878,023
    (2001) and 7,528,022 (2000)                                337,102          67,102
   Paid-in capital                                                 900             900
   Accumulated deficit                                     (10,720,727)    (13,004,974)
                                                         -------------  --------------
     Total stockholders' deficit                           (10,382,725)    (12,936,972)
                                                         -------------  --------------

Total liabilities and stockholders' deficit              $  16,544,869   $  13,654,597
                                                         =============  ==============

                  See notes to consolidated financial statements.

                        Consolidated Statements of Income

                                                  For the Years Ended December 31,
                                               2001             2000              1999
                                          --------------   -------------  -------------

Sales                                     $  42,157,740    $  32,859,857   $  26,775,589
                                          --------------   -------------  --------------

Expenses
   Seminar expenses                          19,533,802       22,232,387      11,529,312
   Advertising and sales expense             12,044,713       12,529,615      12,708,275
   General and administrative expense         8,297,862        7,058,318       4,500,268
                                          --------------   -------------  --------------
     Total expenses                          39,876,377       41,820,320      28,737,855
                                          --------------   -------------  --------------

Income (loss) from operations                 2,281,363       (8,960,463)     (1,962,266)
                                          --------------   -------------   -------------

Other income (expense)
   Interest and other income                    356,989          267,344              -
   Interest expense                           (104,105)          (10,008)             -
                                          --------------   -------------   -------------
                                                252,884          257,336              -
                                          --------------   -------------  -------------

Net income (loss)                         $   2,534,247    $ (8,703,127)    $ (1,962,266)
                                          ==============   =============  ==============

Basic and diluted weighted average
    common shares outstanding                 7,587,474        7,528,022       7,502,346
                                          ==============   =============  ==============
Basic and diluted income (loss) per
    common share                          $        0.33     $      (1.16)   $      (0.26)
                                          ==============   ==============  =============

                  See notes to consolidated financial statements.

                Consolidated Statement of Changes in Stockholders' Deficit
                     For the Years Ended December 31, 2001, 2000 and 1999

                                                      Additional                      Total
                               Common Stock            Paid-in     Accumulated     Stockholders'
                         ------------------------
                            Shares        Amount        Capital      Deficit          Deficit
                         ----------    -----------   -----------   -------------   ------------

Balance - December 31,
1998                       7,500,047   $     2,602   $       900   $(2,339,581)     $(2,336,079)

Issuance of stock             27,975        64,500             -             -           64,500

Net loss                          -              -             -    (1,962,266)      (1,962,266)
                         -----------   -----------   -----------   ------------   --------------

Balance - December 31,
1999                       7,528,022        67,102           900    (4,301,847)      (4,233,845)

Net loss                          -              -             -    (8,703,127)      (8,703,127)
                         -----------   ------------   ----------   ------------   --------------

Balance - December 31,
2000                       7,528,022         67,102          900   (13,004,974)     (12,936,972)

Issuance of stock for
  software                   163,334        245,000            -             -          245,000

Issuance of stock, cash
  and note payable to
  majority stockholder
  for interest in
  Precision Software
  Services, Inc.             170,000             -             -      (250,000)        (250,000)

Issuance of stock for
  services                    16,667        25,000             -             -           25,000

Net income                        -              -             -     2,534,247        2,534,247
                         -----------  ------------   -----------  ------------    -------------

Balance - December 31,
2001                       7,878,023   $   337,102   $       900  $(10,720,727)    $(10,382,725)
                         ===========  ============  ============  ============    =============

                  See notes to consolidated financial statements.

                             Consolidated Statements of Cash Flows

                                                  For the Years Ended December 31,
                                               2001            2000             1999
                                          --------------   ------------    -------------
Cash flows from operating activities
  Net income (loss)                       $   2,534,247    $ (8,703,127)    $ (1,962,266)
                                          --------------   -------------   --------------
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities
   Allowance for doubtful accounts             (91,885)          91,885                -
   Depreciation and amortization                292,522         169,933           18,267
   Loss on disposal of assets                    72,485               -                -
   Stock issued for services                     25,000               -                -
   Changes in assets and liabilities
     Accounts receivable                      1,359,461        (489,780)        (415,296)
     Prepaid advertising and other            (328,633)          44,079         (527,659)
     Income taxes receivable and
      prepayments                             1,396,500        (925,867)        (968,132)
     Inventory                                  132,119        (268,663)               -
     Deferred seminar expenses                (994,152)      (1,283,078)        (684,427)
     Other assets                                42,811          36,658         (141,905)
     Accounts payable                         (790,467)       1,346,341           31,755
     Accrued seminar expenses                    86,019         101,481          247,860
     Deferred revenue                         1,296,907      13,328,868        5,353,330
     Accrued expenses                           243,566          96,631          299,423
                                          --------------   -------------   --------------
                                              2,742,253      12,248,488        3,213,216
                                          --------------   -------------   --------------
      Net cash provided by operating
       activities                             5,276,500       3,545,361        1,250,950
                                          --------------   -------------   --------------

Cash flows from investing activities
  Purchase of property and equipment          (657,529)      (1,439,920)        (278,540)
  Loans to affiliates, net                     (89,101)         (63,244)        (120,345)
  Investment in foreign corporation and
   land                                        (82,500)               -                -
                                          --------------   -------------    -------------
      Net cash used in investing
       activities                             (829,130)      (1,503,164)        (398,885)
                                          --------------   -------------   --------------

Cash flows from financing activities
  Proceeds from sale of common stock                 -                -           64,500
  Payments of principal on long-term debt     (750,000)               -                -
  Distribution to officer/stockholder         (125,000)               -                -
  Net repayments of loans from affiliates            -                -          (12,428)
                                          --------------   --------------   -------------
      Net cash (used in) provided by
       financing activities                   (875,000)               -           52,072
                                          --------------   --------------   -------------

Net increase in cash and cash equivalents     3,572,370       2,042,197          904,137

Cash and cash equivalents - beginning of
year                                          3,316,905       1,274,708          370,571
                                          --------------  --------------     ------------

Cash and cash equivalents - end of year   $   6,889,275   $   3,316,905    $   1,274,708
                                          ==============  ==============   ==============

Supplemental disclosure of cash flow information
      Cash paid for income taxes was $0, $925,867 and $968,132 for 2001, 2000 and
         1999, respectively.

      Cash paid for interest was $104,105, $10,008 and $0 for 2001, 2000 and
1999, respectively.

Supplemental disclosure of non-cash activity:
      During 2001, the Company  acquired  software  rights of $370,000  through the issuance of common stock of $245,000 and debt of $125,000.

      During   2001,   the   Company   acquired   software   rights   owned  by  an
         officer/shareholder  through the  issuance of stock at zero value and debt of $125,000.  These  transactions  were recorded as  distributions  in the accompanying financial statements.

      During  2000,  a building  was  acquired  through a mortgage  note payable of
$1,200,000.

      During  2000,  $168,715  of fixed  assets were  acquired,  at net book value, from a related entity through related party advances.

                      Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Organization and History

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

Whitney  Education  Group,  Inc. is accredited by the State of Texas as a Certified
Proprietary School, effective January 8, 1999.

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
There are no significant differences on comprehensive income and foreign exchange.

Whitney  Internet  Services,  Inc.  incorporated  in Wyoming  on June 8,  1999,  is located in Cape  Coral,  Florida  and  provides  web  programming  and  maintenance services to the Company.  The Company's other operating  subsidiaries  use the site to offer their  products and services for sale and the site also  includes  general information on the Company, its products and services.

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

Russ Whitney's Wealth Education  Centers,  Inc.  incorporated in Wyoming on June 8,
1999 as a wholly owned  subsidiary  of Whitney  Information  Network,  Inc. and the subsidiary  is itself  the parent  corporation  of two  wholly  owned  subsidiaries formed to operate permanent  learning centers in Jackson,  Mississippi and Atlanta,
Georgia.  Russ Whitney's Wealth Education Center of Jackson, MS, Inc.  incorporated in  Wyoming  on June 8,  1999 and a school  was  opened  in  December,  1999.  Russ
Whitney's Wealth Education Center of Atlanta,  GA, Inc.  incorporated in Wyoming on
July 22, 1999 and a school was opened in June 2000.  The Wealth  Education  Centers were closed during 2001.

Whitney Consulting  Services,  Inc.  incorporated in Wyoming on July 28, 1998 under the name of  Financial  Consulting  Services,  Inc.  and the name  was  changed  to
Whitney  Consulting  Group,  Inc.  on April  28,  1999 when  that  corporation  was acquired  by Win  Systems  International,  Inc.  which  then  changed  its  name to
Whitney   Consulting   Services,   Inc.  on  March  21,  2000.  Whitney  Consulting
Services,  Inc. is located in Salt Lake City,  Utah and is an operating  subsidiary telemarketing  real estate  investments  and  financial  training  seminars  and an individual one-on-one mentor program.

The 1612 E. Cape Coral  Parkway  Land Trust was  organized in 2000 to take and hold a  property  purchased  in Cape  Coral,  Florida.  The  Company's  Chief  Financial
Officer has been  designated as trustee and Whitney  Information  Network,  Inc. is the beneficiary of the trust.

Precision  Software  Services,  Inc. was acquired during 2001.  Precision  Software
Services,  Inc.  was  incorporated  August 1993 and is a Florida  corporation  that holds a license to  distribute  and sell certain real estate and business  software that several  subsidiaries  of the Company have been  selling.  Precision  Software
Services,  Inc.  and was  formerly  owned  51% by the  Chairman  of the  Board  and majority stockholder of the Company.

Whitney U.K.  Limited is a British  corporation  formed and incorporated in October
2001  to  engage  in  educational  and  training  seminars  throughout  the  United
Kingdom.  This subsidiary had no significant operations in 2001.

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
Services,   Inc.;  Whitney  Canada,  Inc.;  Whitney   Mortgage.com,   Inc.;  Wealth
Intelligence  Network,  Inc.; the 1612 E. Cape Coral Parkway Land Trust;  Precision
Software  Services,  Inc.;  and Whitney U.K.  Limited.  All  material  intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial  statements in conformity  with accounting  principles generally  accepted in the United  States of America  requires  management  to make
estimates  and  assumptions   that  affect  the  reported  amounts  of  assets  and
liabilities,  disclosures of contingent  assets and  liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company  considers all highly  liquid  instruments  purchased  with an original maturity of three months or less to be cash  equivalents.  The Company  continually
monitors  its   positions   with,   and  the  credit   quality  of,  the  financial
institutions it invests with.

Concentrations of Credit Risk

Financial  instruments,  which potentially  subject the Company to concentration of credit  risk  consist  principally  of cash and  short-term  cash  investments  and accounts  receivable.  The Company places its temporary cash  investments with what management  believes are high-credit,  quality  financial  institutions.  As of the balance  sheet  date,  and  periodically  throughout  the  year,  the  Company  has maintained  balances in various  operating  accounts in excess of federally insured limits.  The  Company  periodically  performs  credit  analysis  and  monitors  the financial condition of its customers in order to minimize credit risk.

Inventory

Inventory  consists  primarily  of books,  videos  and  training  materials  and is stated at the lower of cost or market,  determined  using the  first-in,  first-out method (FIFO).

Fair Value of Financial Instruments

The  carrying   amounts  of   financial   instruments   including   cash  and  cash
equivalents,   short-term  investments,   receivables,  deferred  seminar  expense,
accounts  payable,  accrued  expenses,  deferred  educational  revenues,  and notes payable  approximated  fair value as of December 31, 2001 because of the relatively short maturity of these instruments.

Accounts Receivable

Accounts  receivable  consists of trade  receivables  from the sale of  educational products and services.  The Company  believes the  allowance for doubtful  accounts is  sufficient  to  cover  any  uncollectible  amounts  as of 2001 and 2000 and the entire  amount of revenue  related to the net  accounts  receivable  is deferred as described below.

Revenue Recognition, Deferred Revenue and Deferred Expenses

The  Company  recognizes  revenue  at the  time  the  sale is  made.  Revenue  from educational  seminars is recorded (1) when the  non-refundable  deposit is received for the  seminars and the seminar has taken  place;  and (2) when it is  reasonably certain  that the balance of the option to  purchase  additional  programs  will be exercised  and paid and the seminar has taken place.  Deferred  revenue is recorded when the  seminar  proceeds  are  received  in full  prior to the  related  seminar taking place.  Expenses  directly  associated  with future  instructional  programs are deferred until the related revenue is recognized.

Advertising Expense and Prepaid Advertising

The  Company  expenses  advertising  costs  as  incurred.  Advertising  costs  were approximately $7,829,406,  $7,340,540,  and $4,696,000 for the years ended December
31,  2001,  2000  and  1999,  respectively.  Advertising  paid  for in  advance  is
recorded  as  prepaid   until  such  time  as  the   advertisement   is  published.
Advertising  costs  recorded  as  prepaid  as of  December  31,  2001 and 2000 were
$733,227 and $467,737 respectively.

Property and Equipment

Property and equipment is stated at cost.  Depreciation  is provided  utilizing the straight-line  method over the  estimated  useful lives for owned  assets,  ranging from 3 to 40 years.

Investment in Foreign Corporation

The Company  acquired a 20%  ownership  interest in a Panama  corporation  in 2001.
The Company  accounts for its investment  using the equity method of accounting and records its  proportionate  share of the corporation's  profit or loss.  Operations of the investee corporation were not significant in 2001.

Long-Lived Assets

The  Company  reviews  its  long-lived  assets for  impairment  whenever  events or changes in  circumstances  indicate  that the carrying  amount of the asset may not be recovered.  The Company looks  primarily to the  undiscounted  future cash flows in its assessment of whether or not long-lived assets have been impaired.

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

Basic Loss Per Share

The Company  applies the provisions of Statement of Financial  Accounting  Standard
No. 128,  "Earnings  Per Share" (FAS 128).  All dilutive  potential  common  shares have an  antidilutive  effect on diluted per share amounts and therefore  have been excluded in determining  net loss per share.  The Company's  basic and diluted loss per  share  are  equivalent  and  accordingly  only  basic  loss per share has been presented.

Recently Issued Accounting Pronouncements

In July 2001,  the FASB issued SFAS Nos. 141 and 142 " Business  Combinations " and
" Goodwill  and other  Intangible  Assets ".  Statement  141  requires all business combinations  initiated  after June 30, 2001 to be accounted for using the purchase method.  Under the  guidance of  Statement  142,  goodwill is no longer  subject to amortization  over its estimated useful life.  Rather,  goodwill will be subject to at least an annual  assessment  for  impairment by applying a fair value base test.
Statement 142 is effective for financial  statement  dates  beginning after January
1, 2001.

In August  2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143  requires  the fair value of a  liability  for an asset retirement  obligation  to be recognized in the period in which it is incurred if a reasonable  estimate of fair value can be made.  The  associated  asset  retirement costs are  capitalized  as part of the  carrying  amount of the  long-lived  asset.
SFAS No. 143 is  effective  for the Company for fiscal years  beginning  after June
15,  2002.  The  Company  believes  the  adoption  of this  statement  will have no material impact on its consolidated financial statements.

In October 2001,  the FASB issued SFAS No. 144,  "Accounting  for the Impairment of
Disposal  of  Long-Lived  Assets."  SFAS No. 144  requires  that  those  long-lived assets be  measured at the lower of  carrying  amount or fair  value,  less cost to sell,  whether  reported  in  continuing  operations  or  discontinued  operations.
Therefore,  discontinued  operations  will no longer be measured at net  realizable value or included  amounts for operating  losses that have not yet  occurred.  SFAS
No. 144 is effective for  financial  statements  issued for fiscal years  beginning after December 15, 2001 and, generally, is to be applied prospectively.

Reclassifications

Certain  amounts  in  the  2000   consolidated   financial   statements  have  been
reclassified to conform to the 2001 presentation.

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
(WIN).  The  financial  statements  from January 1, 1997 through  December 31, 1999 are based upon the  assumption  that the  companies  were  combined  for the entire period  and all  stock  splits  have been  reflected  in the  statements  as of the beginning of the period.  Also,  on August 18,  1998,  WIN issued  187,500  Class A stock  purchase  warrants and 340,000  Class B stock  purchase  warrants.  Both the
Class A and Class B warrants were exercisable at $4.00 per share.

The  Company  has Class A  warrants  and Class B  warrants  outstanding,  which are exercisable two years and four years,  respectively,  after the underlying stock is registered.  The Company also  instituted  a stock  option plan for key  personnel.
Under the plan,  options are to be granted at the fair market  value at the date of the grant and  exercisable  for a ten-year period after the grant with a three-year vesting  schedule.  The Company has reserved  2,000,000 shares for the stock option plan of which  921,800  option  shares have been granted,  net of  forfeitures  and cancellations,  at exercise  prices from $1.70 to $2.00 per share.  No options have been exercised.

On  February  1,  1999,  the  Company   purchased  all  of  the  assets  of  Wealth
Intelligence  Network,  Inc.  for  20,000  shares of stock at $2.50 per  share.  In addition,  the Company  issued  (during  the period from May to August  1999) 7,975 shares to a financial  public  relations  firm in lieu of cash for services  valued at $14,500.

In April 2000,  the Company  converted  their  340,000  class B warrants  issued to employees  in August  1998 into  stock  options.  In the  conversion,  the  Company reduced  the  exercise  price  from  $4  to  $2  (fair  market  value  at  date  of
conversion).   This  transaction  has  since  been  accounted  for  using  variable accounting  in  accordance  with FIN 44.  No  adjustment  was  made for the  period ending  December  31, 2000  because the market price as of December 31, 2000 of the stock was less than the $2 exercise price.

In November  2001,  the Company  issued  333,334  shares of common  stock valued at
$500,000 for all of the  outstanding  stock of Precision  Software  Services,  Inc.
which  had a  minimal  net book  value at the  time of the  acquisition.  Precision
Software Services,  Inc. was 51% owned by the Chairman and majority  stockholder of the Company who received  170,000 of the shares.  The excess of the purchase  price over  material,  identifiable  net assets  relating to the  minority  interest  was allocated to software  rights.  The shares  issued to the officer were  recorded as a  distribution  as the Company and  Precision  Software  Services,  Inc. are under common control.

In  November  2001,  the  Company  paid  $212,500  for a 20%  interest  in a Panama corporation  named Rancho  Monterrey,  S.A.  which was formed in April 2001 to own, operate,  improve  and  sell  certain  real  estate  in  Panama.  As  part  of  the investment  in Rancho  Monterrey,  S.A.,  the Company  received a 12 acre parcel of land valued at  $130,000,  resulting  in a net  investment  of  $82,500.  An entity affiliated  with the majority  stockholder  of the Company  purchased an additional
20% interest during 2001.

Note 3 - Related Party Transactions

The following balances due from (to) related parties are as follows:

                                                                    December 31,
                                                              2001               2000
                                                         -------------      ------------
Due from Whitney Leadership Group                        $     232,126     $     160,587
Due from RAW, Inc.                                               9,071            11,743
Due to Precision Software Services, Inc.                            -            (32,425)
Due to Trade Marketing, Inc.                                  (16,000)                 -
Due to MRS Equity Corp                                        (65,606)           (69,415)
                                                         --------------    -------------

                                                         $     159,591     $      70,490
                                                         ==============    =============

The Company has rented its corporate  headquarters located in Cape Coral,  Florida, since  1992  from the  Chairman  of the  Board  and  pays  rent on  annual  leases.
Rentals  under the related  party lease were  $86,944,  $69,644 and $35,622  during
2001, 2000 and 1999,  respectively.  The Company leases  approximately 8,700 square feet and the lease expires in October 2002.

MRS Equity Corp.  provides  certain  products and services for Whitney  Information
Network,  Inc.  and Whitney  Information  Network,  Inc.  provides MRS Equity Corp.
with payroll services  including leased  employees.  Whitney  Information  Network,
Inc.  provided  payroll  services  to MRS Equity  Corp.  in the amounts of $53,105,
$170,422 and $111,724  during 2001, 2000 and 1999,  respectively.  MRS Equity Corp.
provided Whitney  Information  Network,  Inc. with $720,504,  $273,525 and $254,826 for product  costs during 2001,  2000 and 1999,  respectively.  MRS Equity Corp. is a 100 percent  subsidiary of Equity Corp.  Holdings,  Inc. of which the Chairman of the Board of Whitney Information Network, Inc. owns a controlling interest.

Precision  Software  Services,  Inc.  is  a  company  that  develops  and  licenses software  primarily  for the real  estate  and small  business  industries  and was acquired by the  Company in 2001 (Note 1).  Prior to November  2001,  the  Chairman
of the Board of Directors of Whitney  Information  Network,  Inc.  owned a majority interest in Precision  Software  Services.  During 2001 (prior to the acquisition),
2000 and 1999,  Precision Software Services provided Whitney  Information  Network,
Inc.  $371,644,  $378,525 and  $318,089 in product  cost,  respectively.  Precision
Software  Services sold products to Whitney  Information  Network,  Inc. at a price less than the prices offered to third parties.  Whitney Information  Network,  Inc.
provided  payroll  services  to  Precision  Software  Services in the amount of $0,
$68,811 and $38,605 during 2001, 2000 and 1999, respectively.

Whitney Information  Network,  Inc. provided payroll services to Whitney Leadership
Group,  Inc. in the amount of $0, $80,956 and $82,787  during 2001,  2000 and 1999, respectively.  During  2001,  2000  and  1999,  Whitney  Information  Network  made
payments  of  $279,313,   $230,476  and   $368,702   for   registration   fees  and
commissions.  The  Chairman of the Board of Whitney  Information  Network,  Inc. is
the President and Chief Operating Officer of Whitney Leadership Group, Inc.

Corporation  Corp.,  formerly known as United States  Fiduciary  Corp, is a company which provides  telemarketing  services for Whitney Information  Network,  Inc. The
Chairman  of the  Board of  Directors  and the  Chief  Financial  Officer  are also members of the board of  directors  of  Corporation  Corp.  During  2001,  2000 and
1999,  Whitney  Information  Network,  Inc.  paid  $458,877,  $418,096  and  $0  in commissions to Corporation  Corp.

RAW,  Inc. is a company  owned by the Chairman of the Board of Whitney  Information
Network,   Inc.,   which  buys,   sells  and  invests  in  real  property.   During
2000,Whitney  Information Network Inc. provided $10,869 in payroll services to RAW,
Inc.

Trade  Marketing,  Inc.  is a company  owned by a relative  of the  Chairman of the
Board of Whitney Information Network, Inc.

Those items above that are  reasonably  expected  to be  collected  within one year are shown as current  and those that are not  expected to be  collected  during the next year are shown as non-current.

Note 4 - Property and Equipment

Property and equipment consist of the following:

                                                                    December 31,
                                                              2001              2000
                                                         -------------     -------------
Building                                                 $   2,266,053     $   2,207,482
Equipment                                                    1,158,694           517,718
Furniture and fixtures                                         364,893           316,770
Land                                                           132,500                 -
Construction in progress                                       103,063                 -
Leasehold improvements                                          81,516           122,658
                                                         --------------    -------------
                                                             4,106,719         3,164,628
Less accumulated depreciation                                (478,272)          (198,703)
                                                         ---------------    ------------
                                                         $   3,628,447     $   2,965,925
                                                         ===============    ============

Depreciation expense for the periods ended :

                           December 31,
                          --------------
                              2001        $     289,682
                              2000        $     166,434
                              1999        $      18,267

Note 5 - Long-Term Debt and Note Payable - Related Party

Long-term debt consists of:
                                                                    December 31,
                                                              2001              2000
                                                         -------------      ------------

Note  payable  to  seller  of  building,  interest  at a
 variable interest rate,  adjusted  semi-annually  based
 on the prime rate (8.0% total as of December  31, 2001)
 and shall not  exceed  10% or fall  below 8% during the
 first   three   years   of   the   mortgage.    Monthly
 interest-only  payments of $9,000 are  payable  through
 December  2004 at which time the note  matures  and all
 principal and accrued  interest is due.  Collateralized
 by real property.                                       $     450,000     $   1,200,000

Note payable to the  previous  minority  shareholder  of
 Precision  Software  Services,  Inc.  relating  to  the
 Company's    acquisition.    Principal   and   interest
 payments  due  beginning in January  2002.  Interest at
 the prime rate plus 1.5% (7.0%  total at  December  31,
 2001).  The note matures in December 2003.                    125,000                 -
                                                         --------------     ------------
                                                               575,000         1,200,000
      Less current portion                                    (62,500)                 -
                                                         --------------     ------------
                                                         $     512,500     $   1,200,000
                                                         ==============    =============

Note payable- related party consists of:
                                                                    December 31,
                                                              2001              2000
                                                         --------------    -------------

Note payable to the  previous  majority  shareholder  of
 Precision  Software  Services,  Inc.,  an  officer  and
 majority  shareholder  of the Company,  relating to the
 Company's    acquisition.    Principal   and   interest
 payments  due  beginning in January  2002.  Interest at
 the prime rate plus 1.5% (7.0%  total at  December  31,
 2001).  The note matures in December 2003.              $     125,000     $           -

      Less current portion                                    (62,500)                 -
                                                         --------------     ------------
                                                         $      62,500      $          -
                                                         ==============     ============

Maturities of long-term obligations are as follows:

        Year Ending December 31,          Related Party
                                             Notes           Other Notes        Total
        ------------------------          --------------   ----------------   ----------
                  2002                    $     62,500      $     62,500    $    125,000
                  2003                          62,500            62,500         125,000
                  2004                              -            450,000         450,000
                                          ------------      ------------    ------------
                                          $    125,000      $    575,000    $    700,000
                                          ============      ============    ============

Note 6 - Commitments and Contingencies

Operating Leases

The Company  leases the  following  properties:  (1) its  headquarters  building in
Cape Coral,  Florida  (Note 3); (2) its  telemarketing  facility  in Draper,  Utah;
and (3) its  Whitney  Canada  location  in Ontario.  These  leases  expire from May
2002 to October 2006.

Rent expense for all operating  leases was:

                       Year Ending December 31,
                       ------------------------

                                 2001                                  $     225,232
                                 2000                                  $     257,198
                                 1999                                  $     139,105

Future minimum lease payments under these leases are approximately as follows:

        Year Ending December 31,          Related Party
                                             Leases          Other Leases       Total
        ------------------------          --------------    --------------    ----------
                  2002                    $      58,053     $      79,321   $    137,374
                  2003                               -             78,771         78,771
                  2004                               -             81,929         81,929
                  2005                               -             85,199         85,199
                  2006                               -             73,350         73,350
                                           ------------      ------------    -----------
                                          $      58,053     $     398,570   $    456,623
                                          =============      =============   ===========

Litigation

The Company is not involved in any material  unasserted  claims and action  arising out of the  normal  course of its  business  that in the  opinion  of the  Company, based upon  knowledge  of facts and advice of  counsel,  will  result in a material adverse effect on the Company's financial position.

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

Construction Agreement

In 2001,  the Company  entered into an  agreement to construct a 7,000  square-foot international  conference and training  center in Panama at a total  estimated cost of  $550,000.  The Company  had  expenditures  of  approximately  $105,000  through
December 31, 2001 and has since made  additional  construction  draws of  approximately
$145,000.  Completion  of the project is expected to occur in the third  quarter of
2002.

Note 7 - Stockholders' Equity and Transactions

Stock Based Compensation Plans

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

The following table presents the activity for options outstanding:

                                                                              Weighted
                                                            Options Not        Average
                                                            Related To        Exercise
                                                              A Plan            Price
                                                           ------------     ------------

Outstanding - December 31, 1998                                 369,000     $       2.00
      Granted                                                   471,650     $       1.88
      Forfeited/canceled                                       (52,850)     $      (1.96)
                                                           ------------

Outstanding - December 31, 1999                                 787,800     $       1.92
      Granted                                                   385,000     $       1.97
      Forfeited/canceled                                       (79,150)     $      (1.92)
                                                           ------------

Outstanding - December 31, 2000                               1,093,650     $       1.94
      Granted                                                    10,000     $       1.70
      Forfeited/canceled                                      (181,850)      $     (1.94)
                                                           ------------

Outstanding - December 31, 2001                                 921,800     $       1.94
                                                           ============

The  following   table  presents  the   composition  of  options   outstanding  and
exercisable:

Range of Exercise Prices    Number of Options       Price*         Life*
------------------------    -----------------    -----------   ---------

         $ 1.70                        10,000    $      1.70        9.74
         $ 1.75                        45,000    $      1.75        8.35
         $ 1.88                       309,800    $      1.88        7.68
         $ 2.00                       557,000    $      2.00        7.61
                                      -------

    $1.70 to $2.00                    921,800    $      1.94        7.69
    ===============                   =======    ===========  ===========

*Price and Life reflect the weighted  average  exercise price and weighted  average remaining contractual life, respectively.

The Company has adopted the  disclosure-only  provisions  of Statement of Financial
Accounting   Standards  No.  123,   "Accounting  for   Stock-Based   Compensation."
Accordingly,  no  compensation  cost  has  been  recognized  for the  stock  option plans.  Had  compensation  cost for the Company's option plan been determined based on the fair value at the grant date for awards  consistent  with the  provisions of
SFAS No. 123, the  Company's  net income  (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                  For the Years Ended December 31,
                                               2001            2000             1999
                                          --------------  -------------    --------------

Net income (loss) - as reported           $   2,534,247   $ (8,703,127)      $ (1,962,266)
Net income (loss) - pro forma             $   2,519,497   $ (9,423,077)      $ (2,764,071)
Basic income (loss) per common share -
as reported                               $        0.33   $      (1.16)      $      (0.26)
Basic income (loss) per common share -
pro forma                                 $        0.33   $      (1.25)      $      (0.36)

The fair value of each  option  grant is  estimated  on the date of grant using the
Black-Scholes    option-pricing   model   with   the   following   weighted-average
assumptions used:

                                                 For the Years Ended December 31,
                                               2001            2000            1999
                                          -------------- --------------    --------------

Approximate risk free rate                    6.00%           6.00%            6.00%
Average expected life                        10 years       10 years         10 years
Dividend yield                                  0%             0%               0%
Volatility                                    85.00%         115.00%          115.00%

Estimated  fair  value of  total  options
granted                                      $14,750        $719,950         $801,805

Note 8 - Income (Loss) Per Share

The following table sets forth the  computation for basic and diluted  earnings per share:

                                                For the Years Ended December 31,
                                               2001           2000              1999
                                          -------------- --------------   --------------

Numerator  for diluted  income (loss) per
       common share                       $   2,534,247  $ (8,703,127)        (1,962,266)
                                          ============== ==============    =============

Denominator  for basic earnings per share
    - weighted average shares                 7,587,474      7,528,022         7,502,346
Effect   of   dilutive    securities    -
    convertible    debt,    options   and
    warrants                                         -              -                 -
                                          -------------- --------------     ------------
Denominator  for  diluted   earnings  per
    share  -  adjusted  weighted  average
    shares                                    7,587,474      7,528,022         7,502,346
                                          ============== ==============    =============

Diluted income (loss) per common share    $        0.33  $      (1.16)      $      (0.26)
                                          ============== ==============    =============

Where the inclusion of potential  common shares is  anti-dilutive,  such shares are excluded from the computation.

Note 9 - Income Taxes

At  December  31,  2001,  the  Company had net  operating  losses (NOLs) of  approximately
$168,000  related to US federal,  foreign and state  jurisdictions.  Utilization of the net operating  losses,  which expire at various times  starting in the years 2002 through  2021,  may be subject  to certain  limitations  under  Section  382 of the
Internal Revenue Code of 1986, as amended,  and other  limitations  under state and foreign tax laws.

Deferred  income  taxes  reflect  the  net tax  effects  of  temporary  differences between the carrying  amounts of assets and  liabilities  for  financial  reporting purposes and the amounts used for income tax  purposes.  Significant  components of the Company's deferred tax asset are approximately as follows:

                                                                   December 31,
                                                              2001              2000
                                                         --------------     ------------

Deferred tax asset from NOL carryforward                 $      62,500     $   5,252,000
Deferred   tax   asset    (liability)    from   deferred
 expense/revenue                                             3,041,000        (1,005,000)
                                                         --------------    -------------
      Total deferred tax assets                              3,103,500         4,247,000
Valuation allowance for deferred tax assets                (3,103,500)        (4,247,000)
                                                         --------------    -------------

Net deferred tax asset                                   $          -       $          -
                                                         ==============     ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28,  2000,  the  Company  replaced  its  auditor,  Larry  Legal CPA with BDO Siedman effective  August 17,  2000.  During the period from August 17, 2000 to November  14,  2000,
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

11/20/00    The Company  received  cessation of services letter from BDO Seidman,  LLP which was dated  November 14, 2000,  but not received  until the afternoon of November
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

On February 8, 2000, the Board of Directors of Whitney  Information  Network,  Inc. passed a resolution  to engage the audit  services of Ehrhardt  Keefe  Steiner & Hottman,  PC.  There have been no disagreements with Ehrhardt Keefe Steiner & Hottman, PC .

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The officers and directors of the Company are as follows:

                 Name            Age                                       Position
-----------------------         -----     -------------------------------------------

Russell A. Whitney                44      Chief  Executive  Officer  and  Chairman of
                                          the Board of Directors

Richard W. Brevoort               63      President  and a  member  of the  Board  of
                                          Directors

Ronald S. Simon                   58      Secretary/Treasurer,     Chief    Financial
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
Whitney  has  been  the  President  and a  member  of  the  Board  of  Directors  of  Wealth
Intelligence  Network,  Inc. Wealth Intelligence Network is in the business of education and training.  Since June 1999,  Mr. Whitney has been the President and a member of the Board of
Directors of Whitney Internet  Services,  Inc. Whitney Internet  Services is in the business of providing  Internet  services,  education and training.  Since June 1999, Mr. Whitney has been the  President and a member of the Board of Directors of Whitney  Consulting  Services,
Inc. Whitney Consulting is in the business of providing telemarketing  services.  Since June
1999,  Mr.  Whitney has been the  President  and a member of the Board of  Directors of Russ
Whitney's Wealth Education Centers,  Inc. Russ Whitney's Wealth Education Centers are in the
business of education and training.  Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Russ Whitney's  Wealth  Education  Centers of Jackson,
Mississippi,  Inc. Since March 1991, Mr. Whitney has been Chief Executive Officer of Whitney
Leadership Group, Inc., a Florida corporation located in Cape Coral,  Florida engaged in the business of publishing  and  marketing.  Since February 1995, Mr. Whitney has been President of RAW,  Inc.,  a Florida  corporation  engaged  in the  business  of  buying,  selling  and investing  in real  estate  which is located in Cape  Coral,  Florida.  From  August 1993 to
November 2001, Mr. Whitney was the Vice President of Precision  Software  Services,  Inc., a
Florida  corporation  located in Cape Coral,  Florida,  which is engaged in the  business of developing  and  licensing  software  primarily  for the  real  estate  and  small  business industries.  Precision Software Services,  Inc. was acquired by Whitney  Information Network in November  2001.  Since this time,  Mr. Whitney has been the President and a member of the
Board  of  Precision  Software  Services,  Inc.  Since  March  1992,  Mr.  Whitney  has been
President of MRS Equity Corp., a Florida corporation located in Cape Coral,  Florida,  which is  engaged in the  business  of selling  mortgage  related  products  and  services.  Since
November  1996,  Mr.  Whitney has been  affiliated  with  Teamwork  Communications,  Inc., a company that provides sales and marketing services located in Cape Coral, Florida.

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

Since August 1998, Mr. Simon has been the Secretary/Treasurer,  Chief Financial Officer, and a member of the Board of  Directors of the Company and spends such time that is necessary on
Company  matters.  Since  August  1998,  Mr.  Simon has been the  Secretary/Treasurer  and a member of the Board of Directors of Whitney  Education Group, Inc.  (formerly,  Win Systems,
Inc.).  Whitney  Education Group is in the business of education and training.  Since August
1998, Mr. Simon has been the  Secretary/Treasurer  and a member of the Board of Directors of
Wealth  Intelligence  Network,  Inc.  Wealth  Intelligence  Network  is in the  business  of education and training.  Since June 1999, Mr. Simon has been the  Secretary/Treasurer  and a member of the Board of Directors of Whitney  Consulting Group, Inc. Whitney Consulting Group
is in the business of  telemarketing.  From October 1995 to January 1999,  Mr. Simon was the
President of On Line Services USA,  Inc., an Internet  service  provider and web site design company.  Since  1971,  Mr.  Simon has been  Certified  Public  Accountant  in the states of
Florida and Illinois.  Since 1993, Mr. Simon has had his real estate license in the state of
Florida.  Since 1996,.  Mr. Simon graduated from the University of Illinois with Bachelor of
Science degree in accounting.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.
----------------------

The following  table sets forth the  compensation  paid by the Company during the last three years, for each officer and director of the Company.  This  information  includes the dollar value of base salaries,  bonus awards and number of stock options granted, and certain other compensation, if any.

                                                          Underlying
   Name and                                      Other    Stock
   Principal                Annual              Compen     Options/     LTIP    All Compen-
   Position       Year    Salary ($) Bonus    sation ($)  Award(s)   Payouts    sation ($)
   --------       ----    ---------- ------   ----------  ---------  --------   ----------
                                       ($)                   (#)        ($)

Russell
Whitney, CEO    2001       $250,000       --        --          --         --    $250,000
                2000       $250,000       --        --          --         --    $250,000
                1999       $ 67,344       --        --          --         --    $ 67,344

Richard
Brevoort,       2001       $100,000       --        --          --         --    $100,000
President
                2000       $ 75,000       --        --          --         --    $ 75,000
                1999       $ 44,093       --        --          --         --    $ 44,093
Ronald Simon,
CFO             2001       $ 55,000       --        --          --         --    $ 55,000
                2000       $ 47,500       --        --          --         --    $ 47,500
                1999       $ 42,770       --        --          --         --    $ 42,770

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

                                 Number of
                                Underlying
                  Number of     Securities
                  Underlying   Options/SARs
                  Securities      Granted     Exercise or     No. of
                 Options/SARs     During         Base         Options
     Name          Granted       Last 12     Price ($/Sh)    Exercised    Expiration
     ----          -------       --------    ------------    ---------    ----------
                                  Months                                     Date
                                  ------                                     ----
Richard              243,000      68,000      $  2.00              --     09/01/2008
Brevoort

Ronald Simon         218,000      68,000      $  2.00              --     09/01/2008

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
---------------------------------

The Company does not have any long-term incentive plans that provide  compensation  intended to serve as incentive for performance.

Compensation of Directors.
--------------------------

Directors do not receive any  compensation for serving as members of the Board of Directors.
The  Board  has not  implemented  a plan to award  options  to any  Directors.  There are no contractual arrangements with any member of the Board of Directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

        Name and           Number of                                  Percent of
    Address of Owner        Shares             Position                  Class
------------------------ --------------   ----------------------      ------------

Russell A. Whitney                       Chief Executive Officer
4818 Coronado Parkway       6,650,000    and Chairman of the              84.41%
Cape Coral, Florida                      Board of Directors
33904

Richard W. Brevoort        146,500       President
4500 S.E. Fifth Place                    Director                         1.86%
#206
Cape Coral, Florida
33904

Ronald S. Simon             34,000       Secretary/Treasurer
1402 Beechwood Trail                     Chief Financial Officer          0.43%
Fort Myers, Florida                      Director
33919

All officers and
directors as a              6,830,000                                   86.70%
group (3 persons)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In addition,  the Company has receivables from Whitney  Leadership Group, Inc. in the amount of $232,126 for sales of products.  The  aforementioned  corporation  is  controlled by Russ
Whitney.

MRS Equity Corp.  provides  products  and services for the Company and the Company  provides
MRS  Equity  Corp.  with  payroll  services.   MRS  Equity  is  a  wholly  owned  subsidiary
corporation of Equity Corp. Holdings,  which is owned and controlled by Russell Whitney, the
Company's Chief Executive Officer and Chairman of the Board of Directors.

Precision  Software  Services,  Inc. develops and licenses software to the Company.  Russell
Whitney,  the  Company's  Chief  Executive  Officer and Chairman of the Board of  Directors,
owned  controlling  interest  in  Precision  Software  Services,   Inc.  Precision  Software
Services,  Inc. was acquired by the Company on November 1, 2001 in an exchange of stock with
Russell  Whitney and an  employee/shareholder  of  Precision  Software  Services,  Inc.  for
333,334  shares  of the  Company's  common  stock  valued at $1.50 per  share.  Mr.  Whitney received 170,000 shares of the Company's stock.

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

                                                  2001            2000           1999
                                                --------        --------       --------
      MRS Equity Corp.                         $ 720,504       $ 273,525      $ 254,826
      Precision Software Services, Inc.        $ 371,644       $ 378,525      $ 318,089

The amount of payments made for commissions and fees from affiliates is as follows:

                                                  2001            2000            1999
                                                --------        --------       --------
      Whitney Leadership Group, Inc.           $ 279,313       $ 230,476      $ 368,702
      Corporation  Corp  (formerly  United
      States Fuduciary Corp.)                  $ 458,877       $ 418,096      $      -

The payroll service amounts are as follows:

                                                  2001           2000            1999
                                                --------        --------       --------
      MRS Equity Corp.                         $  53,105       $ 170,422      $ 111,724
      Precision Software Services, Inc.        $      -        $  68,811      $  38,605
      Whitney Leadership Group, Inc.           $      -        $  80,956      $  82,787
      Raw, Inc.                                $      -        $  10,869      $      -

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

                                    WHITNEY INFORMATION NETWORK, INC.

Dated: April 8, 2002               By:/s/Richard W. Brevoort
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

Signature                    Title                                     Date
---------                    -----                                     ----

/s/Russell A. Whitney         Chief Executive Officer Chairman          April 8, 2002
---------------------
Russell A. Whitney

/s/Richard W. Brevoort        President and Director                    April 8, 2002
----------------------
Richard W. Brevoort

/s/Richard S. Simon            Secretary/Treasurer/Chief Financial      April 8, 2002
-------------------
                              Officer/
Ronald S. Simon               Principal Accounting Officer and Director