Form 10-Q
period 2002-03-31
WHITNEY INFORMATION NETWORK INC
filed 2002-05-15
CIK 1095276

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         Form 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                            For the Quarter Ended March 31, 2002

                             Whitney Information Network, Inc.
                   (Exact name of registrant as specified in its charter)

         Colorado                      0-27403                 84-1475486
----------------------------         -----------              -------------
(State or other jurisdiction         (Commission              (IRS Employer
      of incorporation)              File Number)           Identification No.)

                1612 Cape Coral Parkway, Suite A, Cape Coral, Florida 33904
--------------------------------------------------------------------------------
                     (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code (239) 542-8999

               (Former name or former address, if changed since last report)

                      4818 Coronado Parkway, Cape Coral, Florida 33904

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

The Issuer had 7,878,023 common shares of common stock outstanding as of March 31, 2002 and
December 31, 2000.

                                      PART I
Item 1. Financial Statements

                         Whitney Information Network, Inc.
                         Consolidated Financial Statements
                    As of March 31, 2001 and December 31, 2001
              And for the Three Months Ended March 31, 2002 and 2001

                                 Table of Contents

Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                              March 31,       December 31,
                                                                2002              2001
                                                            -----------       -----------
                                                             (Unaudited)
                                           Assets
Current assets
  Cash and cash equivalents                                 $11,487,222       $ 6,889,275
  Accounts receivable                                           382,455           525,878
  Due from affiliates, net                                      245,553           159,591
  Note receivable                                               100,000                -
  Prepaid advertising and other                                 785,315           953,661
  Income taxes receivable and prepayments                       170,999           497,499
  Inventory                                                     136,964           136,544
  Deferred seminar expenses                                   3,052,726         3,638,556
                                                            -----------       -----------
      Total current assets                                   16,361,234        12,801,004
                                                            -----------       -----------

Other assets
  Property and equipment, net                                 3,716,583         3,628,447
  Investment in foreign corporation                              82,500            82,500
  Other assets                                                   35,109            32,918
                                                            -----------       -----------
      Total other assets                                      3,834,192         3,743,865
                                                            -----------       -----------

Total assets                                                $20,195,426       $16,544,869
                                                            ===========       ===========
                           Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable                                          $ 1,320,417       $ 1,152,337
  Accrued seminar expenses                                      479,209           435,360
  Deferred revenue                                           23,410,895        23,937,349
  Accrued expenses                                            1,335,871           702,548
  Current portion of long-term debt                              42,859            62,500
  Current portion of note payable-officer/stockholder            42,859            62,500
                                                            -----------       -----------
      Total current liabilities                              26,632,110        26,352,594

Long-term debt, less current portion                            512,500           512,500
Note payable-officer/stockholder, less current portion           62,500            62,500
                                                            -----------       -----------
      Total liabilities                                      27,207,110        26,927,594
                                                            -----------       -----------

Stockholders' deficit
  Preferred stock, no par value, 10,000,000 shares
   authorized, no shares issued and outstanding.                     -                 -
  Common stock, no par value, 25,000,000 shares
   authorized, 7,878,023 shares issued and outstanding.         337,102           337,102
  Paid-in capital                                                   900               900
  Accumulated deficit                                        (7,349,686)      (10,720,727)
                                                            -----------       -----------
      Total stockholders' deficit                            (7,011,684)      (10,382,725)
                                                            -----------       -----------

Total liabilities and stockholders' deficit                 $20,195,426       $16,544,869
                                                            ===========       ===========

                See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations

                                                          For the Three Months Ended
                                                                  March 31,
                                                             2002            2001
                                                         -----------      -----------
                                                         (Unaudited)      (Unaudited)

Sales                                                    $15,453,018      $11,233,678
                                                         -----------      -----------

Expenses
  Seminar expenses                                         6,148,203        4,444,735
  Advertising and sales expense                            3,074,267        2,847,130
  General and administrative expense                       2,951,493        1,935,496
                                                         -----------      -----------
      Total expenses                                      12,173,963        9,227,361
                                                         -----------      -----------

Income (loss) from operations                              3,279,055        2,006,317

Other income (expense)
  Interest and other income                                  103,593               -
  Interest expense                                           (11,607)         (47,700)
                                                         -----------      -----------

Income (loss) before income taxes                          3,371,041        1,958,617

Income taxes                                                      -                -
                                                         -----------      -----------

Net income (loss)                                        $ 3,371,041      $ 1,958,617
                                                         ===========      ===========

Basic and fully diluted income (loss) per share          $       .43      $       .26
                                                         ===========      ===========

Weighted average shares outstanding                        7,878,023        7,528,022
                                                         ===========      ===========

                See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                                           For the Three Months Ended
                                                                     March 31,
                                                          ----------------------------
                                                               2002             2001
                                                          ------------      ----------
                                                            (Unaudited)     (Unaudited)
Cash flows from operating activities
  Net income (loss)                                         $3,371,041      $1,958,617
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
   Allowance for doubtful accounts                                  -          (15,127)
   Depreciation and amortization                                92,129          59,984
   Changes in assets and liabilities
     Accounts receivable                                       143,423        (327,874)
     Prepaid advertising and other                             168,346        (465,209)
     Income taxes receivables and prepayments                  326,500              -
     Inventory                                                    (420)          4,407
     Deferred seminar expenses                                 585,830         (31,732)
     Other assets                                               (2,191)         15,014
     Accounts payable                                          168,080        (794,992)
     Accrued seminar expense                                    43,849        (203,433)
     Deferred revenues                                        (526,454)      1,321,519
     Accrued expenses                                          633,323         (73,245)
                                                          ------------      ----------
                                                             1,632,415        (510,688)
                                                          ------------      ----------
      Net cash provided by operating activities              5,003,456       1,447,929
                                                          ------------      ----------

Cash flows from investing activities
  Note receivable                                             (100,000)             -
  Purchases of property and equipment                         (180,265)        (26,040)
  Loans (to) from affiliates, net                              (85,962)        121,000
                                                          ------------      ----------
      Net cash provided (used) by investing activities        (366,227)         94,960
                                                          ------------      ----------

Cash flows from financing activities
  Payments of principal on long-term debt                      (39,282)             -
                                                          ------------      ----------
      Net cash used in financing activities                    (39,282)             -
                                                          ------------      ----------

Net increase in cash and cash equivalents                    4,597,947       1,542,889

Cash and cash equivalents, beginning of period               6,889,275       3,316,905
                                                          ------------      ----------

Cash and cash equivalents, end of period                   $11,487,222      $4,859,794
                                                          ============      ==========

Supplemental cash flow information:
      Cash paid for interest was $11,600 and $47,700 for the three months ended
      March 31, 2002 and 2001, respectively.

                See notes to consolidated financial statements.

                WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying  consolidated  financial  statements are unaudited and reflect all adjustments  (consisting only of normal recurring  adjustments),  which are, in the opinion  of  management,  necessary  for  a  fair  presentation  of  the  financial
position  and  operating   results  for  the  interim  periods.   The  consolidated
financial  statements  should be read in conjunction with the financial  statements and notes  thereto  contained  in the  Company's  Annual  Report on Form 10-K filed with the Securities and Exchange  Commission  April 9, 2002, which includes audited financial  statements  for the years ended  December 31, 2001 and 2000. The results of operations  for the three months ended March 31, 2002,  may not be indicative of the results of operations for the year ended December 31, 2002.

Note 2 - Related Party Transactions

The Company has rented its  headquarters  location  in Cape Coral,  Florida,  since
1992  from the  Chairman  of the Board  and pays  rent on  annual  leases.  Rentals under the related  party lease were  $18,462 for the three  months  ended March 31,
2002 and 2001,  respectively.  The Company leases  approximately  8,700 square feet presently.

MRS Equity Corp.  provides  certain  products and services for Whitney  Information
Network,  Inc.  and Whitney  Information  Network,  Inc.  provides MRS Equity Corp.
with payroll services  including leased  employees.  Whitney  Information  Network,
Inc.  provided  payroll  services to MRS Equity Corp. in the amounts of $29,381 and
$37,481  for the three  months  ended March 31,  2002 and 2001,  respectively.  MRS
Equity  Corp.  provided  Whitney  Information  Network,   Inc.  with  $136,650  and
$187,500  for  product  costs for the three  months  ended March 31, 2002 and 2001, respectively.  MRS  Equity  Corp.  is a 100  percent  subsidiary  of  Equity  Corp.
Holdings,  Inc. of which the Chairman of the Board of Whitney Information  Network,
Inc. owns a controlling interest.

Precision  Software  Services,  Inc.  (PSS) is a company that develops and licenses software  primarily  for the real  estate  and small  business  industries  and was acquired  by the  Company  in 2001.  The  Chairman  of the  Board of  Directors  of
Whitney  Information  Network,  Inc. owned a majority  interest in PSS.  During the three months ended March 31,  2001, PSS provided Whitney Information Network,  Inc.
$102,500  in product  cost.  PSS sells  products  to Whitney  Information  Network,
Inc.  at  a  price  less  than  the  prices  offered  to  third  parties.   Whitney
Information  Network,  Inc.  provided  payroll  services  to PSS in the  amount  of
$36,888 for the three months ended March 31, 2001.

Whitney Information  Network,  Inc. provided payroll services to Whitney Leadership
Group,  Inc. in the amount or $0 and $16,954 for the three  months  ended March 31,
2002 and 2001,  respectively.  During 2002 and 2001,  Whitney  Information  Network
made  payments of $49,999 and  $62,134,  respectively,  for  registration  fees and commissions.  The  Chairman of the Board of Whitney  Information  Network,  Inc. is
the President and Chief Operating Officer of Whitney Leadership Group, Inc.

United  States  Fiduciary  Corp is a company that provides  telemarketing  services for Whitney  Information  Network,  Inc. The Chairman of the Board of Directors and
the Chief  Financial  Officer are also  members of the board of directors of United
States Fiduciary Corp.  During 2002 and 2001,  Whitney  Information  Network,  Inc.
paid $121,115 and $127,991,  respectively,  in commission payments to United States
Fiduciary Corp.

Those items above that are  reasonably  expected  to be  collected  within one year are shown as current  and those that are not  expected to be  collected  during the next year are shown as non-current.

The following balances are due from (to) related parties:
                                                            March 31,      December 31,
                                                              2002            2001
                                                          ------------     ------------
                                                            (Unaudited)

Due from Whitney Leadership Group                         $    315,443     $   232,126
Due from RAW, Inc.                                              55,835           9,071
Due to Trade Marketing, Inc.                                   (16,000)        (16,000)
Due to MRS Equity Corp                                        (109,725)        (65,606)
                                                          ------------     ------------

                                                          $    245,553     $   159,591
                                                          ============     ===========

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

Note 4 - Income Taxes

As of March 31, 2002 and  December  31, 2001,  the Company has net  operating  loss
(NOL)  carryforwards  for tax purposes of  approximately  $1,865,000  and $168,000, respectively, which expire in the years 2002 through 2022.

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

The accompanying balance sheet includes the following:
                                                              March 31,       December 31,
                                                                2002              2001
                                                            ------------     ------------
                                                             (Unaudited)

Deferred tax asset from NOL carryforward                    $   696,000       $    62,500
Deferred tax asset (liability) from deferred
 expense/revenue recognition                                  1,283,000         3,041,000
                                                           ------------     ------------
Total deferred tax assets                                     1,979,000         3,103,500

Valuation allowance for deferred tax assets                  (1,979,000)       (3,103,500)
                                                            ------------     ------------

Net deferred tax asset                                      $        -        $        -
                                                            ============     ============

Note 5 - Subsequent Event

In April 2002, the Board of Directors authorized the issuance of 591,250 stock options to employees at an exercise price of $1.81, which was equal to market value.  The Board also approved the conversion of 187,500 Class A warrants to stock options at an exercise price of $2.00.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS  OF
OPERATION

The following  discussion  should be read in  conjunction  with the  consolidated  financial statements and notes thereto.

None of the Company's business is subject to seasonal fluctuations.

Revenues:  Total  revenue for the three  months  ended March 31,  2002 was  $15,453,018,  an increase of  $4,219,340  or 37.6%  compared to the same period in 2001 of  $11,233,678.  The combination of the increase in advance  training  courses held and the higher  registrations and revenue contributed to the increase above.

Advertising  and  Sales  Expense:  Advertising  and  sales  expense,  of  which  advertising represents  approximately 60% of the expenses for the three months ended March 31, 2002, was
$3,074,267,  an increase of $227,137 or 8% compared to the same period in 2001. The increase in Advertising and Sales expense is due to a slight increase in media buys.

General and Administrative  expenses  increased to $2,951,493 an increase of $1,015,997,  or
52.6% over the comparable  period in 2001 of  $1,935,496.  This increase is due primarily to increased  personnel  hired in the last half of 2001 to handle the increase in the Company's volume and  management  bonuses  issued for the first  quarter of 2002,  which  approximated
$640,000.

Seminar expenses increased  proportionately in comparison with the increase in sales for the first  quarter of 2002 to  $6,148,203  an  increase  of  $1,703,468  or 38.3% over the prior comparable period in 2001.  This increase is consistent with the increase in sales.

Net Income for the three months ending March 31, 2002 was  $3,371,041 as compared with a net income of  $1,958,617  for the three months ending March 31, 2001, an increase of $1,412,424 or 71.9% or $.43 per share as compared to $.26 per share for the prior period.  The increase is  directly  attributable  to  increased  sales  in 2002  over  the  prior  period,  higher realization of deferred revenues,  increased production from marketing programs resulting in a larger gross profit and a disproportionate reduction in advertising expenses.

Earnings (Loss) Before  Interest,  Taxes,  Depreciation  and  Amortization  (EBITDA) for the
three  months  ended March 31, 2002 and 2001 was  $3,474,777  and  $2,066,301  respectively.
EBITDA is defined as net income (loss) before income taxes, and interest,  plus depreciation and  amortization.  Net income per share was $.44 for the three months ending March 31, 2002 as compared to a net income $.27 per share for the prior year period ending March 31, 2001.

More than  24,000 new  students  register  for one or more of the  Company's  programs  each month.  The Company's  success can also be attributed to the fact that a large percentage of its gross annual revenue can be attributed to repeat business,  a factor that also indicates students find its training is effective.

The  Internet  division,  although  small as  compared  to the  Company  as a whole,  became profitable  this  quarter.  The Company  expects the Internet  division to become a mainstay division  promoting the Company and its products.  We have been test marketing  training and product  sales on the Internet in the last half of 2001 and are  realizing  those efforts in the current year.

Liquidity and Capital Resources

The  Company's  capital   requirements   consist  primarily  of  working  capital,   capital
expenditures  and  acquisitions.  Historically,  the Company has funded its working  capital and  capital  expenditures  using  cash and cash  equivalents  on hand.  Cash  increased  by
$4,597,947 to $11,487,222, an increase of 67% over the previous comparable period in 2001.

The Company's cash provided by operating  activities was $5.00 million and $1.45 million for the three months ended March 31, 2002 and 2001,  respectively.  In the first  quarter  2001, cash flows from  advanced  training  programs  were  positively  impacted  by the  increased collection efforts by the sales associates  accompanying the instructors and trainers at the training locations.

The Company's cash (used in) provided by investing activities was $(366,227) and $94,960 for the  three  months  ended  March 31, 2002 and 2001,  respectively.  The Company's  investing activities for the three months ended March 31, 2002 and  2001 were  primarily  attributable to the purchase of office  property and equipment and related party  transactions  described in the accompanying financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was  submitted  during the three months ended March 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

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

                                    WHITNEY INFORMATION NETWORK, INC.

Dated:_____________                 By:/s/Richard W. Brevoort
                                             Richard W. Brevoort
                                             President

In  accordance  with the Exchange  Act,  this report has been signed below by the  following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                                     Date

/s/Russell A. Whitney        Chief Executive Officer Chairman          May ___, 2002
Russell A. Whitney

/s/Richard W. Brevoort       President and Director                    May ___, 2002
Richard W. Brevoort

/s/Richard S. Simon          Secretary/Treasurer/Chief                 May ___, 2002
Richard S. Simon              Financial Officer/
                              Principal Accounting Officer
                              and Director