Form 10-K/A
period 2001-12-31
WHITNEY INFORMATION NETWORK INC
filed 2002-07-16
CIK 1095276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001

                        Whitney Information Network, Inc.
             (Exact name of registrant as specified in its charter)

       Colorado                     0-27403                     84-1475486
     ------------            -----------------------        ------------------
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

The  Issuer's  revenues  for the  fiscal  year ended  December  31,  2001,  were
$42,157,740.  The  aggregate  market value of the voting and  non-voting  common stock held by non-affiliates of the Issuer, computed by reference to the closing sale price of such common  stock as quoted on the OTCBB as of March 28, 2002 was about $ 1,372,000.  (Aggregate  market value has been  estimated  solely for the purpose of this report.  For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed  as an admission  for the purposes of  determining the affiliate status of any person.)

The  Issuer  had  7,878,023  common  shares of common  stock  outstanding  as of
December 31, 2001.

Documents incorporated by reference:  See ITEM 13 - EXHIBITS AND REPORTS ON FORM
8-K

                                     PART I

ITEM 1. BUSINESS

History

Whitney Information  Network,  Inc. (the "Company") was incorporated in Colorado on February 23, 1996 as Gimmel Enterprises, Inc. On August 18, 1998, the Company
acquired  all of the issued and  outstanding  shares of common  stock of Whitney
Education Group, Inc. ("WEG"), a Florida corporation,  organized on November 12,
1992 and WEG became a wholly  owned  subsidiary  of the  Company.  On August 10,
1998,  the Company  changed its name to WIN Systems  International,  Inc. and on
February 11, 1999, the Company changed its name to Whitney Information  Network,
Inc.

General

Since 1994, the Company has been a leading  provider of educational and training courses for students  throughout  the United States and more recently in Canada, the United Kingdom and Central  America.  These courses  provide  instruction on real estate investing,  business strategies, stock market investment techniques, entering international business markets, cash management and asset protection.

Initially,  the  Company  focused on basic and  advanced  real  estate  training programs.  Although  U.S.  based real  estate  training  represents  the largest educational  segment of the Company's  business,  involving the training of over
12,000  students  each  month,  the Company has  gradually  expanded  its course offerings and its markets.

Currently, the Company offers an average of 150 educational courses and training programs  per month  covering 22  subjects  to  students  in the United  States,
Canada, the United Kingdom and Central America.  Training is offered in the U.S.
and  internationally  in  meeting  facilities  and  conference  centers,  at the
Company's 11 regional training centers,  and at the Company's 11,000 square foot national  training  facility  in  Cape  Coral,  Florida.  The  Company  is  also completing  the  construction  of a 7,000  square  foot  training  facility  and conference center in Central America.

The Company  supports it  educational  training by providing its students with a series of outlines, magazines, books, cassette tapes, CDs, Web-based interactive discussions  and learning tools and software  programs.  Currently,  the Company offers  over 25  educational  publications  and  software  packages,  which  are distributed  to students  registered in the Company's  educational  programs and sold directly to the public.

Students  are  recruited  by  attending a free  informational  training  session related to a specific  educational  subject.  The subject,  date and location of these  training  programs  are  advertised  in local  newspapers,  in radio  and television  advertisements  and through direct mailings and  telemarketing.  The
Company employs over 45 trainers who educate over 15,000 students per year.

Following the initial training session,  students interested in learning more on the lecture  subject  may  subscribe  to the  Company's  periodic  publications, purchase books or software  programs or attend  advanced  training  courses.  In addition to its over 45 resource publications,  the Company offers from three to five day advanced training  programs.  These advanced training programs are held at the Company's 11 regional  training  centers,  at training centers in Canada, the United Kingdom and Central  America and at the Company's  national  training center located in Cape Coral,  Florida.  The Company also provides post training programs  conducted  by over 30  Company  mentors  who  travel to the  student's hometown for "hands on" business  training.  Approximately  80% of the Company's revenue is derived from its various real estate training courses,  which include leveraged  residential  and  commercial  real  estate  acquisition,  real estate financing techniques, the use of purchase/lease options, property management and real estate  foreclosure  techniques.  The balance of the  Company's  revenue is divided between courses offering other business strategies, such as stock market
strategies,  options  trading,  asset  protection,   acquisition  of  commercial
properties,  creative  financing  techniques,  international  finance  and other topical business subjects.

The Company conducts its operations  through 14 U.S. based and foreign corporate subsidiaries.  In recent years the Company has expanded its course offerings and its  marketing  areas,  which has resulted in  significant  revenue and earnings growth.  The  Company's  strategy is to continue its  leadership  in  for-profit educational services by adding new educational  courses,  continuing to increase its number of course offerings and by further expanding its educational products internationally. Additional emphases will also be placed upon the direct sale of educational  products  and  reference  materials  through  media and direct mail advertisements  as well as  through  the  Company's  Web sites.  The  Company is accredited  as a proprietary  school in Texas and may seek similar  academic and educational accreditation in other states and foreign countries.

The  for-profit  education  industry is extremely  varied in scope and intensely competitive.  In  a  broad  sense,  the  Company  competes  with  post-secondary education  companies  that offer  technical and  industrial  training and career training, as well as courses leading to undergraduate and advanced degrees. More specifically,  the Company  competes with a number of other companies that offer training on specific  business  subjects  including real estate and stock market investing.  Generally,  competitive  factors within the proprietary  educational market include the range and depth of course offerings,  the quality of teachers and trainers,  the quality of reference  materials  provided in connection  with course studies and the cost of the  educational  process.  The Company  believes that the range and depth of its course  offerings and the  "Whitney"  brand name offer it competitive  advantages over most of its competitors.  The Company also believes that it competes  favorably  with respect to the remaining  competitive factors.

The Company employs over 160 full time employees.

ITEM 2.  PROPERTIES

The Company leases office space from Russ Whitney,  Chief Executive  Officer and
Chairman of the Board of Directors, pursuant to the terms of a three-year lease, which  commenced on September 1, 1999 and  terminates on October 31, 2002 with a monthly rental  payment of $5,805.  The terms of the lease are no less favorable as can be obtained from independent third parties.

A subsidiary of the Company leases 6,840 square feet of office space from Draper
Business Park L.C. at Suite 230,  Building #7, 12244 South  Business Park Drive,
Draper,  Utah,  pursuant to a written lease agreement.  The term of the lease is from  November  1, 2001 to October 31, 2006 and is payable at the rate of $6,128 per month.

Whitney Canada,  Inc., the Company's  Canadian operating  subsidiary,  leases an office building at Unit 20, 3780-14th  Avenue,  Ontario,  Canada,  pursuant to a written  lease  agreement,  expiring on April 30, 2003 at monthly  rents ranging from $1,081 to $1,654 in Canadian dollars.

A subsidiary of the Company owns an office building at 1612 E. Cape Coral,  Cape
Coral, FL. The Company has been leasing space to two tenants pursuant to written lease  agreements.  One of the leases  expires  in 2005 and the other  lease was cancelled as of March 1, 2002.  The Company will occupy the vacated  premises in
2002.

The Company is building a 7,000 square foot  international  conference center in
Costa Rica at an approximate cost of $550,000. The conference center is expected to be completed in 2002.

ITEM 3.  LEGAL PROCEEDINGS

The  Company  is not a  party  to any  material  litigation  nor  has  any  such litigation been threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted  during the fourth quarter of the fiscal year covered by this report to a vote of security  holders,  through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's  shares are traded on the Bulletin  Board operated by the National
Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol  "RUSS" since August 1998.  The  quotations  below  reflect  inter-dealer prices,  without retail  mark-up,  markdown or commissions and may not represent actual  transactions.  Trading by quarters for 2001,  2000 and 1999 fiscal years ended December 31 are as follows:

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

ITEM 6.  SELECTED FINANCIAL DATA

The  following   consolidated   selected  financial  data  discloses   financial
information  during the Company's four years of operations and should be read in conjunction with its Consolidated Financial Statements and related Notes thereto appearing elsewhere in this report. The consolidated selected financial data has been derived from the Company's  consolidated  financial  statements  which have been  audited  by  Ehrhardt  Keefe  Steiner & Hottman PC and Larry  Legel,  CPA,
independent auditors, as indicated in their report included herein.

                                2001        2000        1999        1998
                            ------------  ---------   ----------  -----------

Operating revenues           42,157,740  32,859,857   26,775,589  13,760,208
Profit (loss) from
 continuing operations        2,281,363  (8,960,463)  (1,962,266) (2,238,307)
Profit (loss) from
 continuing operations
 per share                          .30       (1.19)        (.26)       (.30)
Total assets                 16,544,869  13,654,597    6,284,403   2,327,228
Long-term obligations           575,000   1,200,000            0      64,979
Cash flow from operations     5,276,500   3,545,361    1,250,950     619,468

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following  discussion  should be read in conjunction  with the  consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking  statements within the meaning of the 'safe harbor'  provisions under section 21E of the Securities and Exchange Act of 1934
and  the  Private   Securities   Litigation   Act  of  1995.  The  Company  uses
forward-looking  statements in its  description  of its plans and objectives for future  operations  and  assumptions  underlying  these  plans  and  objectives.
Forward-looking  terminology  includes the words "may",  "expects",  "believes",
"anticipates",  "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms.  These  forward-looking  statements are based on management's  current  expectations  and are subject to factors and uncertainties  which could cause actual results to differ  materially from those described in such  forward-looking  statements.  The Company expressly disclaims any obligation or  undertaking  to release  publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in its expectations or any changes in events,  conditions or circumstances on which any forward-looking  statement is based.  Factors which could cause such results to differ  materially  from those  described in the  forward-looking  statements include  economic  conditions  such as levels of employment and interest  rates, competitive  conditions,  the  Company's  ability to  finance  its  growth,  the retention of key management personnel and other factors described in this report and in the Company's filings with the SEC.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

Revenue

Revenues  for the year ended  December  31, 1999  increased  to  $26,775,589  as compared with  $13,760,208  for the year ended  December 31, 1998 an increase of
$13,687,306,  or 105%.  The increase in revenue is a direct  result of increased basic  and  advance  real  estate  courses  offered  to  students  along  with a successful media campaign.  Seminar expenses  increased  $6,846,462 for the year ended December 31, 1999 from $4,682,850 for the year ended December 31, 1998.

During  1999,  more than 12,000 new students  registered  for one or more of the
Company's programs each month. Improved revenue is also attributable to the fact that 71  percent  of its  gross  annual  revenue  can be  attributed  to  repeat business, a factor that also indicates students find its training is effective.

Advertising and Sales Expense

Advertising and sales expense  increased for the year ended December 31, 1999 to
$12,708,275  from $8,773,036 for the year ended December 31, 1998. This increase in advertising and sales expenses represented  management's decision to increase sales,  expand product lines, and offer the Company's students a greater variety of courses.  As a result there were a greater number of period costs incurred in the year ended December 31, 1999 where certain  marketing  strategies were being
tested  and  refined.  Thus,  expenses  increased   proportionately  with  sales
increases due to the higher expenditures in 1999.

Advertising,  sales and marketing  expenses consist  primarily of television and newspaper advertising,  direct mailings,  travel, public relations, trade shows, and preparation of marketing literature and overhead allocations.

General and Administrative Expense

General and administrative expenses increased from $2,542,629 for the year ended
December  31, 1998 to  $4,500,268  for the year ended  December  31,  1999.  The overall  increase in the year ended  December  31, 1999 of  $1,957,639  (or 76%)
reflects the initial startup expenses in adding more courses and trainers in the last  half of 1999 and  development  of  additional  products  in 1999 that were one-time  expenditures.  General and  administrative  expenses consist mainly of salaries and other personnel-related  expenses for the Company's administrative, executive, and finance personnel as well as outside legal and auditing costs.

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

Deferred Educational Revenues

Deferred educational revenues arise when a student purchases a course or courses and does not attend  those  courses  until  after the balance  sheet  date.  All courses must be scheduled by the  students  within 90 days of  registration  and taken within one year. Deferred revenues at December 31, 1999 were $9,311,574 as compared  with  those at  December  31,  1998 of  $3,958,244.  This  substantial increase represents a natural increase from higher volume and an increase due to a change in emphasis from basic training to intensified training and educational camps.  Thus, a greater amount of revenue was deferred as a larger proportion of educational  products sold in 1999 were not realized until the student  attended the  courses  for which  he/she was  registered.  In  addition  to the  deferred revenues,  there was a  commensurate  amount of expenses  associated  with those revenues  that is also  deferred.  As of December 31, 1998 there was $676,899 of expenses that were deferred as compared to $1,361,326 at December 31, 1999.

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

Sales and  marketing  expenses  consist  primarily of  television  and newspaper
advertising,   direct  mailings,  travel,  public  relations,  trade  shows  and preparation  of  marketing  literature  and  overhead  allocations.  General and administrative  expenses consist mainly of salaries and other  personnel-related expenses for the Company's  administrative,  executive and finance  personnel as well as outside legal and auditing costs.

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

Seminar  expenses  decreased to $19,533,802 for the year ended December 31, 2001 from  $22,232,387  for the year ended  December 31, 2000.  Due in part to a $3.4 million  reduction in costs  related to the  Company's  Internet  division  (see below), which ceased providing outside marketing services during 2001, partially offset by an increase  in speaker  fees paid by the  Company  for  trainers  who conducted  the  Company's  seminars.  Speaker fees  approximate  12% of revenues
($5,000,000 for 2001 and $4,000,000 for 2000). The remainder of seminar expenses remained  relatively  constant from 2000 to 2001.  While the Company  defers the speaker  fees  related  to its  deferred  revenues,  costs of the  seminars  are expensed as  incurred.  Due to the $13 million  increase in deferred  revenue in
2000 over 1999 levels,  these  seminars are generally  fulfilled in 2001 causing income from operations to increase from a $8.9 million operating loss in 2000 to a $2.2 million operating income in 2001.

Advertising,  selling and general and administrative  expenses increased for the year ended December 31, 2001 to  $20,342,575  from  $19,587,933  in 2000.  These increases in revenues and expenses in 2001 over 2000 reflect a general  increase in business  activity,  and reflect the results of the Company's  plan to expand its business into new markets and develop new products.

Sales and  marketing  expenses  consist  primarily of  television  and newspaper
advertising,   direct  mailings,  travel,  public  relations,  trade  shows  and preparation  of  marketing  literature  and  overhead  allocations.  General and administrative  expenses consist mainly of salaries and other  personnel-related expenses for the Company's  administrative,  executive and finance  personnel as well as outside legal and auditing costs.

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

Fluctuations in Quarterly Operating Results

The  Company's  quarterly  operating  results  have  varied  in the past and are expected  to vary in the  future as a result of a variety  of  factors,  some of which are outside the Company's  control.  Factors that may adversely affect the
Company's  quarterly  operating results include the demand for  technology-based training in general, and demand for online learning solutions in particular: the size and timing of educational  sessions and  registrations,  the mix of revenue from products and services, the mix of products sold, market acceptance.

September 11, 2001 Events and Effect on the Company

A large  amount of  recognized  revenue  is  derived  when  students  attend the intensified  training  camps as well as the  specialized  training  courses held around the country at locations that routinely require air travel. Following the events of September 11th, the Company experienced a downturn of students willing to travel during the following three months and had to cancel or scale back many of these training camps during the fourth  quarter 2001,  thereby  significantly reducing revenues during the fourth quarter of 2001. During the first quarter of
2002 attendance returned to normal levels. In addition, during the 9/11 tragedy, many of the  Company's  television  commercials  were  pre-empted  by 9/11  news coverage reducing student enrollment by half.

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

                                          Larry Legel

                                          s/s Larry Legel
                                          Certified Public Accountant
January 19, 2001
Ft. Lauderdale, Florida

                   WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                                   December 31,
                                                          ----------------------------
                                                              2001            2000
                                                         -------------   -------------
                                      Assets

Current assets
   Cash and cash equivalents                             $   6,889,275   $   3,316,905
   Accounts receivable, net of allowance of $0 (2001)
    $91,885 (2000)                                             525,878       1,793,454
   Due from affiliates, net                                    159,591          70,490
   Prepaid advertising and other                               953,661         625,028
   Income taxes receivable and prepayments                     497,499       1,893,999
   Inventory                                                   136,544         268,663
   Deferred seminar expenses                                 3,638,556       2,644,404
                                                         -------------   -------------
     Total current assets                                   12,801,004      10,612,943
                                                         -------------   -------------

Property and equipment, net                                  3,628,447       2,965,925
Investment in foreign corporation                               82,500              -
Other assets                                                    32,918          75,729
                                                         -------------   -------------
     Total non-current assets                                3,743,865       3,041,654
                                                         -------------   -------------

Total assets                                             $  16,544,869   $  13,654,597
                                                         =============  ==============

                       Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                      $   1,152,337   $   1,942,804
   Accrued seminar expenses                                    435,360         349,341
   Deferred revenue                                         23,937,349      22,640,442
   Accrued expenses                                            702,548         458,982
   Current portion of long-term debt                            62,500               -
   Current portion of note payable- officer/stockholder         62,500               -
                                                         -------------   -------------
     Total current liabilities                              26,352,594      25,391,569

Long-term debt, less current portion                           512,500       1,200,000
Note payable- officer/stockholder, less current portion         62,500              -
                                                         -------------   -------------
     Total liabilities                                      26,927,594      26,591,569
                                                         -------------   -------------

Commitments and contingencies

Stockholders' deficit
   Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued and outstanding                    -               -
   Common stock, no par value, 25,000,000 shares
    authorized, issued and outstanding shares 7,878,023
    (2001) and 7,528,022 (2000)                                337,102          67,102
   Paid-in capital                                                 900             900
   Accumulated deficit                                     (10,720,727)    (13,004,974)
                                                         -------------  --------------
     Total stockholders' deficit                           (10,382,725)    (12,936,972)
                                                         -------------  --------------

Total liabilities and stockholders' deficit              $  16,544,869   $  13,654,597
                                                         =============  ==============

                  See notes to consolidated financial statements.

            WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                     Consolidated Statements of Income

                                                       For the Years Ended
                                                            December 31,
                                          ---------------------------------------------
                                               2001             2000           1999
                                          --------------   -------------  -------------

Sales                                     $  42,157,740    $  32,859,857  $  26,775,589
                                          -------------    -------------  -------------

Expenses
   Seminar expenses                          19,533,802       22,232,387     11,529,312
   Advertising and sales expense             12,044,713       12,529,615     12,708,275
   General and administrative expense         8,297,862        7,058,318      4,500,268
                                          -------------    -------------  -------------
     Total expenses                          39,876,377       41,820,320     28,737,855
                                          -------------    -------------  -------------

Income (loss) from operations                 2,281,363       (8,960,463)    (1,962,266)
                                          -------------    -------------  -------------

Other income (expense)
   Interest and other income                    356,989          267,344              -
   Interest expense                           (104,105)          (10,008)             -
                                          -------------    -------------  -------------
                                                252,884          257,336              -
                                          -------------    -------------  -------------

Net income (loss)                         $   2,534,247    $  (8,703,127) $  (1,962,266)
                                          =============    =============  =============

Basic and diluted weighted average
 common shares outstanding                    7,587,474        7,528,022      7,502,346
                                          =============    =============  =============
Basic and diluted income (loss) per
 common share                             $        0.33    $       (1.16) $       (0.26)
                                          =============    =============  =============

                  See notes to consolidated financial statements.

            WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

         Consolidated Statement of Changes in Stockholders' Deficit
            For the Years Ended December 31, 2001, 2000 and 1999

                               Common Stock           Additional                      Total
                         ------------------------      Paid-in     Accumulated     Stockholders'
                            Shares        Amount        Capital      Deficit          Deficit
                         ----------    -----------   -----------   -------------   ------------

Balance - December 31,
 1998                      7,500,047   $     2,602   $       900   $(2,339,581)     $(2,336,079)

Issuance of stock             27,975        64,500             -             -           64,500

Net loss                          -              -             -    (1,962,266)      (1,962,266)
                         -----------   -----------   -----------   -----------    -------------

Balance - December 31,
 1999                      7,528,022        67,102           900    (4,301,847)      (4,233,845)

Net loss                          -              -             -    (8,703,127)      (8,703,127)
                         -----------   -----------   -----------   -----------    -------------

Balance - December 31,
 2000                      7,528,022         67,102          900   (13,004,974)     (12,936,972)

Issuance of stock for
 software                    163,334        245,000            -             -          245,000

Issuance of stock, cash
 and note payable to
 majority stockholder
 for interest in
 Precision Software
 Services, Inc.              170,000             -             -      (250,000)        (250,000)

Issuance of stock for
 services                     16,667        25,000             -             -           25,000

Net income                        -              -             -     2,534,247        2,534,247
                         -----------   -----------   -----------   -----------    -------------

Balance - December 31,
 2001                      7,878,023   $   337,102   $       900  $(10,720,727)    $(10,382,725)
                         ===========  ============  ============  ============    =============

                  See notes to consolidated financial statements.

            WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                                                       For the Years Ended
                                                           December 31,
                                          ----------------------------------------------
                                               2001            2000             1999
                                          -------------    ------------     ------------
Cash flows from operating activities
  Net income (loss)                       $   2,534,247    $ (8,703,127)    $ (1,962,266)
                                          -------------    ------------     ------------
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities
   Allowance for doubtful accounts             (91,885)          91,885                -
   Depreciation and amortization                292,522         169,933           18,267
   Loss on disposal of assets                    72,485               -                -
   Stock issued for services                     25,000               -                -
   Changes in assets and liabilities
     Accounts receivable                      1,359,461        (489,780)        (415,296)
     Prepaid advertising and other            (328,633)          44,079         (527,659)
     Income taxes receivable and
      prepayments                             1,396,500        (925,867)        (968,132)
     Inventory                                  132,119        (268,663)               -
     Deferred seminar expenses                (994,152)      (1,283,078)        (684,427)
     Other assets                                42,811          36,658         (141,905)
     Accounts payable                         (790,467)       1,346,341           31,755
     Accrued seminar expenses                    86,019         101,481          247,860
     Deferred revenue                         1,296,907      13,328,868        5,353,330
     Accrued expenses                           243,566          96,631          299,423
                                          -------------    ------------     ------------
                                              2,742,253      12,248,488        3,213,216
                                          -------------    ------------     ------------
      Net cash provided by operating
       activities                             5,276,500       3,545,361        1,250,950
                                          -------------    ------------     ------------

Cash flows from investing activities
  Purchase of property and equipment          (657,529)      (1,439,920)        (278,540)
  Loans to affiliates, net                     (89,101)         (63,244)        (120,345)
  Investment in foreign corporation and
   land                                        (82,500)               -                -
                                          -------------    ------------     ------------
      Net cash used in investing
       activities                             (829,130)      (1,503,164)        (398,885)
                                          -------------    ------------     ------------

Cash flows from financing activities
  Proceeds from sale of common stock                 -                -           64,500
  Payments of principal on long-term debt     (750,000)               -                -
  Distribution to officer/stockholder         (125,000)               -                -
  Net repayments of loans from affiliates            -                -          (12,428)
                                          -------------    ------------     ------------
      Net cash (used in) provided by
       financing activities                   (875,000)               -           52,072
                                          -------------    ------------     ------------

Net increase in cash and cash equivalents     3,572,370       2,042,197          904,137

Cash and cash equivalents - beginning of
year                                          3,316,905       1,274,708          370,571
                                          -------------    ------------     ------------

Cash and cash equivalents - end of year   $   6,889,275   $   3,316,905    $   1,274,708
                                          =============   =============    =============

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
                                                 -------------------------------
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

Note 4 - Property and Equipment

Property and equipment consist of the following:

                                                       December 31,
                                              -------------------------------
                                                   2001              2000
                                              -------------     -------------

Building                                      $   2,266,053     $   2,207,482
Equipment                                         1,158,694           517,718
Furniture and fixtures                              364,893           316,770
Land                                                132,500                 -
Construction in progress                            103,063                 -
Leasehold improvements                               81,516           122,658
                                              -------------     -------------
                                                  4,106,719         3,164,628
Less accumulated depreciation                      (478,272)         (198,703)
                                              -------------     -------------
                                              $   3,628,447     $   2,965,925
                                              =============     =============

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
                                                         -------------------------------
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
 Company's    acquisition.    Principal   and   interest
 payments  due  beginning in January  2002.  Interest at
 the prime rate plus 1.5% (7.0%  total at  December  31,
 2001).  The note matures in December 2003.                    125,000                 -
                                                         -------------      ------------
                                                               575,000         1,200,000
      Less current portion                                     (62,500)                -
                                                         -------------      ------------
                                                         $     512,500      $  1,200,000
                                                         =============      ============

Note payable- related party consists of:
                                                                    December 31,
                                                         -------------------------------
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
 payments  due  beginning in January  2002.  Interest at
 the prime rate plus 1.5% (7.0%  total at  December  31,
 2001).  The note matures in December 2003.              $     125,000     $           -

      Less current portion                                     (62,500)                -
                                                         -------------      ------------
                                                         $      62,500      $          -
                                                         =============      ============

Maturities of long-term obligations are as follows:

                                          Related Party
        Year Ending December 31,             Notes           Other Notes        Total
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

Rent expense for all operating  leases was:

                       Year Ending December 31,
                       ------------------------

                                 2001                                  $     225,232
                                 2000                                  $     257,198
                                 1999                                  $     139,105

Future minimum lease payments under these leases are approximately as follows:

                                          Related Party
         Year Ending December 31,            Leases          Other Leases       Total
        ------------------------          --------------    --------------    ----------

                  2002                    $      58,053     $      79,321   $    137,374
                  2003                               -             78,771         78,771
                  2004                               -             81,929         81,929
                  2005                               -             85,199         85,199
                  2006                               -             73,350         73,350
                                          -------------     -------------   ------------
                                          $      58,053     $     398,570   $    456,623
                                          =============     =============   ============

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

Range of Exercise Prices    Number of Options       Price*         Life*
------------------------    -----------------    -----------   ---------

         $ 1.70                        10,000    $      1.70        9.74
         $ 1.75                        45,000    $      1.75        8.35
         $ 1.88                       309,800    $      1.88        7.68
         $ 2.00                       557,000    $      2.00        7.61
                                      -------    -----------  ----------

    $1.70 to $2.00                    921,800    $      1.94        7.69
    ===============                   =======    ===========  ==========

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
                                          -----------------------------------------------
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
                                          -----------------------------------------------
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
                                                       For the Years Ended
                                                           December 31,
                                          ----------------------------------------------
                                               2001           2000              1999
                                          -------------- --------------   --------------

Numerator  for diluted  income (loss) per
 common share                              $   2,534,247  $ (8,703,127)    $  (1,962,266)
                                           =============  ============     =============

Denominator  for basic earnings per share
  - weighted average shares                    7,587,474     7,528,022         7,502,346
Effect of dilutive securities -
 convertible debt, options and
 warrants                                            -             -                 -
                                           -------------  ------------     -------------
Denominator  for  diluted   earnings  per
 share  -  adjusted  weighted  average
 shares                                        7,587,474     7,528,022         7,502,346
                                           =============  ============     =============

Diluted income (loss) per common share    $         0.33  $      (1.16)    $       (0.26)
                                          ==============  ============     =============

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

                                                                   December 31,
                                                         -------------------------------
                                                              2001              2000
                                                         --------------     ------------

Deferred tax asset from NOL carryforward                 $      62,500     $   5,252,000
Deferred  tax asset (liability) from deferred
 expense/revenue                                             3,041,000        (1,005,000)
                                                         -------------     -------------
      Total deferred tax assets                              3,103,500         4,247,000
Valuation allowance for deferred tax assets                 (3,103,500)       (4,247,000)
                                                         -------------     -------------

Net deferred tax asset                                   $          -      $          -
                                                         =============     =============

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

On July 28, 2000, the Company  terminated  its auditor,  Larry Legal CPA and, on
August 17, 2000  replaced  that firm with BDO Seidman.  On November 14, 2000 the
Company  terminated BDO Seidman and, in February  2001,  replaced that firm with
Ehrhardt Keefe Steiner & Hottman,  P.C. There was no dispute with either firm as to  accounting  policy or practice.  In December  2000 the Company  restated its financial  statements  for the periods and years ended March 31, 2000,  June 30,
2000,  September 30, 2000, and December 31, 1999. A detailed timeline concerning the November  termination  of BDO Seidman and the December 2000  restatement  of financial  statements has been outlined in prior filings. The Company's decision to  restate  its  financial  statements  was  made  after  discussions  with the
Commission  and  without  any  formal  action,  prior  or  subsequent,   by  the
Commission.  BDO Seidman confirmed to the Commission that it had do dispute with the Company regarding accounting policy or practice.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The officers and directors of the Company are as follows:

         Name                    Age                      Position
-----------------------         -----     -------------------------------------------

Russell A. Whitney                44      Chief Executive Officer and Chairman of
                                          the Board of Directors

Richard W. Brevoort               63      President and Director

Ronald S. Simon                   58      Secretary/Treasurer, Chief Financial
                                          Officer and Director

Each  director  serves for a term of one year or until his or her  successor  is duly elected. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

Russell  A.  Whitney - Chief  Executive  Officer  and  Chairman  of the Board of
Directors

Mr. Whitney is the founder and has been the Chief Executive Officer and Chairman of the Board of Directors of the Company and its predecessor,  since 1987. He is the Chief Executive  Officer and a director of all of the Company's wholly owned subsidiaries. Mr. Whitney also invests actively in real estate.

Richard W. Brevoort - President and Director

Mr. Brevoort has been the President of Whitney Education Group, Inc.  (formerly,
Win Systems,  Inc.) since  February  1997,  and  President of the Company  since
August 1998. From 1996 to 1997, Mr. Brevoort was an Instructional Supervisor for
the  Trace  Program  at  Bronx  Community  College.   He  has  been  the  Deputy
Commissioner  of  Commerce  for New  York  City and the  Chief of Staff  for the
Democratic Party in the New York state senate.

Ronald S. Simon - Secretary/Treasurer, Chief Financial Officer, and Director

Since August 1998, Mr. Simon has been the  Secretary/Treasurer,  Chief Financial
Officer,  and a member of the Board of Directors  of the Company.  He is also an executive  officer and director of certain of the  Company's  subsidiaries.  Mr.
Simon has been a certified  public  accountant since 1971. He became a full time executive  officer of the Company on August 18, 1998.  Mr. Simon  graduated from the University of Illinois with Bachelor of Science degree in accounting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section  16(a) of the  Securities  Exchange Act of 1934  requires the  Company's officers,  directors,  and persons who own more than 10% of the registered class of the  Company's  equity  securities  to file  reports  of  ownership  with the
Securities  and Exchange  Commission.  Officers,  directors and greater than 10%
stockholders  are required by the  regulations  of the  Securities  and Exchange
Commission  to furnish the Company  with copies of all Section  16(a) forms they file.

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
   Principal               Annual                 Compen-     Options/    LTIP      Compen-
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

                                 Number of
                                Underlying
                  Number of     Securities
                  Underlying   Options/SARs
                  Securities      Granted     Exercise or      No. of
                 Options/SARs   During Last       Base         Options
     Name          Granted       12 Months    Price ($/Sh)    Exercised    Expiration Date
     ----          -------       --------     ------------    ---------    ---------------

Richard Brevoort    168,000            --     $  2.00              --        09/01/2008

Ronald Simon        218,000            --     $  2.00              --        09/01/2008

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

      Name and            Number of                                  Percent of
  Address of Owner          Shares           Position                  Class
------------------------ -----------  -------------------------     ------------

Russell A. Whitney         6,650,000   Chief Executive Officer
4818 Coronado Parkway                  and Chairman of the              84.41%
Cape Coral, Florida                    Board of Directors
33904

Richard W. Brevoort          146,500   President
4500 S.E. Fifth Place                  Director                          1.86%
#206
Cape Coral, Florida
33904

Ronald S. Simon               35,175   Secretary/Treasurer
1402 Beechwood Trail                   Chief Financial Officer           0.43%
Fort Myers, Florida                    Director
33919

All officers and           6,830,000
directors as a                                                          86.70%
group (3 persons)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

At December 31, 2001, the Company was owed $232,126 by Whitney Leadership Group,
Inc., a company owned and controlled by Mr. Whitney.

MRS Equity Corp.  provides products and services for the Company and the Company provides MRS Equity Corp.  with payroll  services.  MRS Equity is a wholly owned subsidiary  corporation of Equity Corp. Holdings,  which is owned and controlled by Mr. Whitney.

Precision  Software  Services,  Inc.,  develops  and  licenses  software  to the
Company.  Mr.  Whitney  owned  a  controlling  interest  in  Precision  Software
Services,  Inc.  until it was  acquired by the Company on November 1, 2001 in an exchange of stock with Mr.  Whitney  and an  employee/shareholder  of  Precision
Software Services,  Inc. for 333,334 shares of the Company's common stock valued at $1.50 per share. Mr. Whitney received 170,000 shares of the Company's stock.

The Company provides payroll services to Whitney  Leadership  Group, Inc. and in the past,  Whitney  Leadership  Group,  Inc. has lent money to the Company.  Mr.
Whitney is President and Chief Operating Officer of Whitney Leadership Group.

United States Fiduciary Corp. provides telemarketing and instructor services for the  Company.  Mr.  Whitney and Mr.  Simon are  directors of the board of United
States Fiduciary Corp.

The amount of purchased  products  (software  books,  tapes,  and supplies) from affiliates is as follows:

                                             2001           2000           1999
                                          ---------       ---------      ---------

 MRS Equity Corp.                         $ 720,504       $ 273,525      $ 254,826
 Precision Software Services, Inc.        $ 371,644       $ 378,525      $ 318,089

The amount of  payments  made for  commissions  and fees from  affiliates  is as follows:
                                             2001           2000           1999
                                          ---------       ---------      ---------

 Whitney Leadership Group, Inc.           $ 279,313       $ 230,476      $ 368,702
 Corporation  Corp  (formerly  United
  States Fiduciary Corp.)                 $ 458,877       $ 418,096      $      -

The payroll service amounts are as follows:
                                             2001           2000           1999
                                          ---------       ---------      ---------

 MRS Equity Corp.                         $  53,105       $ 170,422      $ 111,724
 Precision Software Services, Inc.        $      -        $  68,811      $  38,605
 Whitney Leadership Group, Inc.           $      -        $  80,956      $  82,787
 Raw, Inc.                                $      -        $  10,869      $      -

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

99.2*                            Class B Warrant Agreement

99.3*                            Non-Qualified Incentive Stock Option Plan

99.4*                            Office Lease

*     Incorporated  by reference to exhibit filed with Form 10SB12G (Sec File No.
      000-27403).

                                   SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  Registrant
caused  this  amended  report  to be signed  on its  behalf by the  undersigned, thereunto duly authorized.

                                    WHITNEY INFORMATION NETWORK, INC.

Dated: July 16, 2002                By:/s/Richard W. Brevoort
                                       ----------------------
                                             Richard W. Brevoort
                                             President

In accordance  with the Exchange Act, this amended  report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated:

Signature                    Title                                     Date
---------                    -----                                     ----

/s/Russell A. Whitney         Chief Executive Officer Chairman     July 16, 2002
---------------------
Russell A. Whitney

/s/Richard W. Brevoort        President and Director               July 16, 2002
----------------------
Richard W. Brevoort

/s/Richard S. Simon            Secretary/Treasurer/Chief Financial July 16, 2002
-------------------            Officer/Principal Accounting Officer
Ronald S. Simon                and Director