Form 10-Q
period 2002-06-30
WHITNEY INFORMATION NETWORK INC
filed 2002-08-14
CIK 1095276

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                        For the Quarter Ended June 30, 2002

                         Whitney Information Network, Inc.
              (Exact name of registrant as specified in its charter)

            Colorado                   0-27403                  84-1475486
            --------                   -------                  ----------
  (State or other jurisdiction       (Commission               (IRS Employer
        of incorporation)           File Number)            Identification No.)

1612 Cape Coral Parkway, Suite A, Cape Coral, Florida             33904
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
  Yes   X   No  ___
       ---

The Issuer had 7,878,023  common shares of common stock  outstanding  as of June
30, 2002 and December 31, 2001.

                                      PART I
Item 1. Financial Statements

                         Whitney Information Network, Inc.
                         Consolidated Financial Statements
                     As of June 30, 2002 and December 31, 2001
                And for the Six Months Ended June 30, 2002 and 2001

                                 Table of Contents

Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                              June 30,        December 31,
                                                                2002              2001
                                                           ------------      ------------
                                                             (Unaudited)

                                           Assets
Current assets
  Cash and cash equivalents                                 $12,619,019       $ 6,889,275
  Accounts receivable                                         1,075,664           525,878
  Due from affiliates, net                                      185,978           159,591
  Prepaid advertising and other                                 329,286           953,661
  Income taxes receivable and prepayments                       170,999           497,499
  Inventory                                                     361,108           136,544
  Deferred seminar expenses                                   3,172,822         3,638,556
                                                            -----------       -----------
      Total current assets                                   17,914,876        12,801,004
                                                            -----------       -----------

Other assets
  Property and equipment, net                                 4,775,808         3,628,447
  Note receivable                                               165,030                -
  Investment in foreign corporation                              82,500            82,500
  Other assets                                                   34,373            32,918
                                                           ------------       -----------
      Total other assets                                      5,057,711         3,743,865
                                                           ------------       -----------

Total assets                                                $22,972,587       $16,544,869
                                                            ===========       ===========

                           Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable                                          $   740,959       $ 1,152,337
  Accrued seminar expenses                                      497,194           435,360
  Deferred revenues                                          23,110,730        23,937,349
  Accrued expenses                                            2,240,795           702,548
  Current portion of long-term debt                              27,826            62,500
  Current portion of note payable-officer/stockholder            27,826            62,500
                                                            -----------       -----------
      Total current liabilities                              26,645,330        26,352,594

Long-term debt, less current portion                            512,500           512,500
Note payable-officer/stockholder                                 62,500            62,500
                                                            -----------       -----------
      Total liabilities                                      27,220,330        26,927,594
                                                            -----------       -----------

Stockholders' deficit
  Preferred stock, no par value, 10,000,000 shares
   authorized, no shares issued and outstanding                      -                 -
  Common stock, no par value, 25,000,000 shares
   authorized, 7,878,023 shares issued and outstanding          337,102           337,102
  Paid in capital                                                   900               900
  Accumulated deficit                                        (4,585,745)      (10,720,727)
                                                            -----------       -----------
      Total stockholders' deficit                            (4,247,743)      (10,382,725)
                                                            -----------       -----------

Total liabilities and stockholders' deficit                 $22,972,587       $16,544,869
                                                            ===========       ===========

                 See notes to consolidated financial statements.

                                        F-2

                WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                       Consolidated Statements of Operations

                                  For the Three Months Ended   For the Six Months Ended
                                           June 30,                    June 30,
                                  --------------------------  -------------------------
                                      2002          2001          2002          2001
                                  -----------   -----------   -----------    ----------
                                  (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

   Sales                          $17,535,080   $11,950,654   $32,988,098   $23,184,332
                                  -----------   -----------   -----------   -----------

   Expenses
   Seminar expenses                 6,178,397     5,517,334    12,326,600     9,962,069
   Advertising and sales expense    4,444,758     3,638,757     7,519,025     6,485,887
   General and administrative
    expense                         2,871,039     1,959,442     5,822,532     3,894,938
                                   ----------    ----------    ----------    ----------
            Total expenses         13,494,194    11,115,533    25,668,157    20,342,894
                                   ----------    ----------    ----------    ----------

   Income from operations           4,040,886       835,121     7,319,941     2,841,438

   Other income (expense)
   Interest and other income          (11,146)       85,806        92,447        38,106
   Interest expense                   (26,249)           -        (37,856)           -
                                   ----------    ----------    ----------    ----------

   Income before income taxes       4,003,491       920,927     7,374,532     2,879,544

   Income taxes                    (1,239,550)           -     (1,239,550)           -
                                   ----------    ----------    ----------    ----------

   Net income                      $2,763,941    $  920,927    $6,134,982    $2,879,544
                                   ==========    ==========    ==========    ==========

   Basic and fully diluted
    income per share               $     0.35    $      .12    $     0.78    $      .38
                                   ==========    ==========    ==========    ==========

   Weighted average shares
    outstanding                     7,878,023     7,528,022     7,878,023     7,528,022
                                   ==========    ==========    ==========    ==========

                  See notes to consolidated financial statements.

                                        F-3

                WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                                              For the Six Months Ended
                                                                      June 30,
                                                            --------------------------
                                                               2002             2001
                                                            ----------     -----------
                                                            (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net income                                                $6,134,982      $2,879,544
                                                            ----------      ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Allowance for doubtful accounts                                  -           32,660
   Depreciation and amortization                               186,965         124,104
   (Gain) loss of disposal of fixed assets                     (11,487)         41,410
   Changes in assets and liabilities
     Accounts receivable                                      (549,786)     (1,230,232)
     Prepaid advertising and other                             624,375        (432,838)
     Income tax receivable and payments                        326,500              -
     Inventory                                                (224,564)        104,057
     Deferred seminar expenses                                 465,734        (586,200)
     Other assets                                               (1,455)         61,879
     Accounts payable                                         (411,378)     (1,406,575)
     Accrued seminar expense                                    61,834          59,148
     Deferred revenues                                        (826,619)      2,520,078
     Other liabilities                                       1,538,247         653,027
                                                           -----------      ----------
                                                             1,178,366         (59,482)
                                                           -----------      -----------
      Net cash provided by operating activities              7,313,348       2,820,062
                                                           -----------      ----------

Cash flows from investing activities
  Purchases of property and equipment                       (1,322,839)        (90,278)
  Notes receivable from investment                            (165,030)             -
  Loans (to) from affiliates, net                              (26,387)        (88,585)
                                                            ----------      ----------
      Net cash used by investing activities                 (1,514,256)       (178,863)
                                                            ----------      ----------

Cash flows from financing activities
  Payments on long-term debt                                   (34,674)             -
  Payments on note payable - officer/stockholder               (34,674)             -
                                                            ----------      ---------
      Net cash used by financing activities                    (69,348)             -
                                                            ----------      ---------

Net increase in cash and cash equivalents                    5,729,744       2,641,199

Cash and cash equivalents, beginning of year                 6,889,275       3,316,905
                                                            ----------      ----------

Cash and cash equivalents, end of period                   $12,619,019      $5,958,104
                                                           ===========      ==========

Supplemental cash flow information:
      Cash paid for  income  taxes was $0 for the six months  ended  June 30,  2002 and 2001, respectively.
      Cash paid for interest was $38,000 and $54,000 for the six months ended
      June 30, 2002 and 2001, respectively.

                See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position  and  operating  results  for the  interim  periods.  The  consolidated financial statements should be read in conjunction with the financial statements and notes thereto  contained in the  Company's  Annual Report on Form 10-K filed with the  Securities  and  Exchange  Commission  April 9, 2002,  which  includes audited financial statements for the years ended December 31, 2001 and 2000. The results  of  operations  for the six  months  ended  June 30,  2002,  may not be indicative of the results of operations for the year ended December 31, 2002.

Note 2 - Related Party Transactions

The Company has rented one of its locations in Cape Coral,  Florida,  since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related  party  lease were  $36,922  for the six months  ended June 30, 2002 and
2001,   respectively.   The  Company  leases  approximately  8,700  square  feet
presently.

MRS Equity Corp.  provides certain products and services for Whitney Information
Network,  Inc. and Whitney Information  Network,  Inc. provides MRS Equity Corp.
with payroll services including leased employees.  Whitney Information  Network,
Inc. provided payroll services to MRS Equity Corp. in the amounts of $72,522 and
$71,197  for the six months  ended  June 30,  2002 and 2001,  respectively.  MRS
Equity Corp.  provided  Whitney  Information  Network,  Inc.  with  $389,350 and
$367,950  for  product  costs for the six months  ended June 30,  2002 and 2001, respectively.  MRS Equity  Corp.  is a 100 percent  subsidiary  of Equity  Corp.
Holdings,  Inc.  of which  the  Chairman  of the  Board of  Whitney  Information
Network, Inc. owns a controlling interest.

Precision Software Services,  Inc. (PSS) is a company that develops and licenses software  primarily for the real estate and small  business  industries  and was acquired  by the Company in 2001.  The  Chairman  of the Board of  Directors  of
Whitney Information  Network,  Inc. owned a majority interest in PSS. During the six months ended June 30, 2001, PSS provided Whitney Information  Network,  Inc.
$202,500 in product cost.  PSS sells  products to Whitney  Information  Network,
Inc.  at a price  less  than  the  prices  offered  to  third  parties.  Whitney
Information  Network,  Inc.  provided  payroll  services to PSS in the amount of
$72,066 for the six months ended June 30, 2001.

Whitney  Information   Network,   Inc.  provided  payroll  services  to  Whitney
Leadership  Group,  Inc. in the amount of $14,204 and $33,986 for the six months ended  June 30,  2002 and 2001,  respectively.  During  2002 and  2001,  Whitney
Information  Network made payments of $128,312 and $117,970,  respectively,  for registration  fees  and  commissions.  The  Chairman  of the  Board  of  Whitney
Information  Network,  Inc.  is the  President  and Chief  Operating  Officer of
Whitney Leadership Group, Inc.

Those items above that are reasonably  expected to be collected  within one year are shown as current and those that are not expected to be collected  during the next year are shown as non-current.

The following balances are due from (to) related parties:
                                                              June 30,      December 31,
                                                                2002            2001
                                                           -------------    ------------
                                                            (Unaudited)

Due from Whitney Leadership Group                           $    375,360    $    232,126
Due from RAW, Inc.                                                 6,215           9,071
Due to Trade Marketing, Inc.                                     (16,000)        (16,000)
Due to MRS Equity Corp                                          (179,597)        (65,606)
                                                            ------------    ------------

                                                            $    185,978    $    159,591
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

Note 4 - Income Taxes

As of June 30, 2002 and December 31, 2001,  the Company has net  operating  loss
(NOL)   carryforwards  for  tax  purposes  of  approximately  $0  and  $168,000, respectively, which expire in the years 2002 through 2022.

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

The accompanying balance sheet includes the following:
                                                              June 30,        December 31,
                                                                2002              2001
                                                            -----------      ------------
                                                             (Unaudited)

Deferred tax asset from NOL carryforward                    $        -        $    62,500
Deferred tax (liability) asset from deferred
 expense/revenue recognition                                 (1,007,000)        3,041,000
                                                            -----------       -----------
Total deferred tax (liability) asset                         (1,007,000)        3,103,500

Valuation allowance for deferred tax asset                           -         (3,103,500)
                                                            -----------       -----------

Net deferred tax liability                                  $(1,007,000)      $        -
                                                            ===========       ===========

Note 5 - Stockholders' Equity

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

Revenues:  Total revenue for the six months ended June 30, 2002 was $32,988,098, an  increase  of  $9,803,766  or 42%  compared  to the  same  period  in 2001 of
$23,184,332.   Revenues  for  the  three  months   ending  June  30,  2002  were
$17,535,080,  an increase of $5,584,426  over the prior quarter  ending June 30,
2001 of $11,950,654. The combination of the increase in advance training courses held, higher  registrations,  and co-marketing  efforts via strategic  alliances with other educational training companies  contributed to the increase above. In addition,  during the three months ending June 30, 2002, the Company  recognized approximately  $4,500,000 on contracts with customers entered into prior to June
1, 2001. A large portion of this revenue was  recognized  because the customer's contract period had expired and the Company changed its refund policies.  Due to minor changes in the Company's  contract terms with its customers and its refund policies,  quarterly  revenue  levels  may not be  indicative  of the  Company's performance going forward.

Advertising  and  Sales  Expense:   Advertising  and  sales  expense,  of  which
advertising  represents  approximately  60% of the  expenses  for the six months ended June 30, 2002, was  $7,519,025,  an increase of $1,033,138 or 16% compared to the same period in 2001.  The increase in  advertising  and sales expense for the quarter  ending June 30, 2002 was $806,001 or 22%  resulting in  advertising and sales expense for the quarter of $4,444,758. The increase in advertising and sales  expense is due to increased  media  buying,  and new  marketing  programs entering the market in the second quarter of this year.

General and  Administrative  expenses  increased to  $5,822,532,  an increase of
$1,927,594 or 49% over the comparable period in 2001 of $3,894,938. The increase in general and administrative  expenses to $2,871,039 for the quarter ended June
30, 2002 from  $1,959,442  for the quarter  ending June 30, 2001 was $911,957 or
47%. This increase is due primarily to increased  personnel  hired to handle the increase in the Company's volume.

Seminar expenses increased disproportionately in comparison with the increase in sales for the first six months of 2002 to  $12,326,600 an increase of $2,364,531 or 24% over the  prior  comparable  period  in 2001 and to  $,6,178,397  for the quarter  ending June 30, 2002 an increase of 12% over the  comparable  period in
2001.  This was due  primarily to a slight change in the product mix in addition to the revenue realized due to the expiration of contracts as described above.

Net Income for the six months  ending June 30, 2002 was  $6,134,982  as compared with net  income of  $2,879,544  for the six months  ending  June 30,  2001,  an increase of  $3,255,438  or 113% or $.78 per share as compared to $.38 per share for the prior  period.  Net Income for the three months ending June 30, 2002 was
$2,763,941  as compared  with net income of $920,927 for the three months ending
June 30, 2001,  an increase of  $1,843,014 or 200% or $.35 per share as compared to $.12 per share for the prior period. The increase is directly attributable to increased  sales in 2002 over the prior period,  higher  realization of deferred revenues,  increased  production from marketing  programs  resulting in a larger gross profit and a disproportionate increase in advertising expenses.

More than 20,000 new students register for one or more of the Company's programs each month.  The  Company's  success can also be  attributed  to the fact that a large  percentage  of its  gross  annual  revenue  can be  attributed  to repeat business,  a  factor  that  also  indicates  students  find its  training  to be effective.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, the Company has funded its working capital and capital  expenditures  using cash and cash equivalents on hand. Cash increased by  $6,660,915 to  $12,619,019,  an increase of 112% over the previous comparable period in 2001 and an increase of $1,131,797 or 10% over the previous quarter.  The Company reduced its loan on its headquarters  building by $250,000 in the third quarter of 2001.

The Company's cash provided by operating  activities was $7.31 million and $2.82 million for the six months  ended June 30, 2002 and 2001,  respectively.  In the first half of 2002, cash flows from advanced  training  programs were positively
impacted  by  the  increased   collection   efforts  by  the  sales   associates
accompanying the instructors and trainers at the training locations.

The Company's cash used in investing  activities was $1,514,256 and $178,863 for the six  months  ended  June 30,  2002 and  2001,  respectively.  The  Company's investing  activities  for the three  months  ended June 30,  2002 and 2001 were primarily attributable to the purchase of property and equipment.

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

             ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended June 30, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the period  covered by this report.

(a)         Exhibit No.    Description

            99.1           Certification  of the Chief  Executive  Officer  of  Whitney
                           Information  Network,  Inc.  Pursuant  to 18 U.S.C.  Section
                           1350,   As  Adopted   Pursuant   to   Section   906  of  the
                           Sarbanes-Oxley Act of 2002.

            99.2           Certification  of the Chief  Financial  Officer  of  Whitney
                           Information  Network,  Inc.  Pursuant  to 18 U.S.C.  Section
                           1350,   As  Adopted   Pursuant   to   Section   906  of  the
                           Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

            No reports were filed on Form 8-K during the quarter ended June 30, 2002

                                    SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  Registrant
caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WHITNEY INFORMATION NETWORK, INC.

Dated: August 13, 2002              By:/s/Richard W. Brevoort
                                          Richard W. Brevoort
                                           President

In  accordance  with the  Exchange  Act,  this report has been signed  below by the following  persons on behalf of the  Registrant  and in the  capacities  and on the dates indicated:

Signature                     Title                                     Date

/s/Russell A. Whitney         Chief Executive Officer Chairman          August 13, 2002
Russell A. Whitney

/s/Richard W. Brevoort        President and Director                    August 13, 2002
Richard W. Brevoort

/s/Ronald S. Simon            Secretary/Treasurer/Chief Financial       August 13, 2002
Ronald S. Simon                Officer/Principal Accounting Officer
                               and Director