Form 10-Q
period 2002-09-30
WHITNEY INFORMATION NETWORK INC
filed 2002-11-15
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

Whitney Information Network, Inc.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation)	0-27403 (Commission File Number)	84-1475486 (IRS Employer Identification No.)

1612 Cape Coral Parkway, Suite A, Cape Coral, Florida (Address of principal executive offices)	33904 (Zip Code)

Registrant’s telephone number, including area code (941) 542-8999

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
Yes  X     No

The Issuer had 8,090,374 and 7,878,023 common shares of common stock outstanding as of September 30, 2002 and December 31, 2001.

PART I

ITEM 1.    Financial Statements

Whitney Information Network, Inc.
Consolidated Financial Statements
As of September 30, 2002 and December 31, 2001
And for the Nine and Three Months Ended September 30, 2002 and 2001

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,657,496	$6,889,275
Accounts receivable	821,285	525,878
Due from affiliates, net	257,284	159,591
Prepaid advertising and other	375,146	953,661
Income taxes receivable and prepayments	—	497,499
Inventory	380,440	136,544
Deferred seminar expenses	3,307,453	3,638,556

Total current assets	14,799,104	12,801,004

Other assets
Property and equipment, net of accumulated depreciation of $802,507 and $478,272, respectively	8,327,869	3,628,447
Intangibles, net of accumulated amortization of $11,111 and $0, respectively	976,889	—
Investment in foreign corporation	184,757	82,500
Other assets	27,128	32,918

Total other assets	9,516,643	3,743,865

Total assets	$24,315,747	$16,544,869

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,296,702	$1,152,337
Accrued seminar expenses	278,965	435,360
Deferred revenues	22,288,574	23,937,349
Accrued expenses	1,004,211	702,548
Deferred tax liability	1,531,399	—
Current portion of long-term debt	312,528	62,500
Current portion of note payable-officer/stockholder	12,528	62,500

Total current liabilities	26,724,907	26,352,594
Long-term debt, less current portion	512,500	512,500
Note payable-officer/stockholder	62,500	62,500

Total liabilities	27,299,907	26,927,594

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 8,090,374 and 7,878,023 shares issued and outstanding, respectively	928,516	337,102
Paid in capital	900	900
Accumulated deficit	(3,913,576)	(10,720,727)

Total stockholders’ deficit	(2,984,160)	(10,382,725)

Total liabilities and stockholders’ deficit	$24,315,747	$16,544,869

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$13,875,257	$9,239,054	$46,863,355	$32,423,386

Expenses
Seminar expenses	6,930,288	4,214,547	19,256,888	14,176,616
Advertising and sales expense	2,877,541	2,773,480	10,396,566	9,259,367
General and administrative expense	3,270,867	2,000,768	9,093,399	5,895,706

Total expenses	13,078,696	8,988,795	38,746,853	29,331,689

Income from operations	796,561	250,259	8,116,502	3,091,697
Other income (expense)
Interest and other income	254,643	130,775	347,090	222,881
Interest expense	(9,002)	(24,481)	(46,858)	(78,481)

Income before income taxes	1,042,202	356,553	8,416,734	3,236,097
Income taxes	370,033	—	1,609,583	—

Net income	$672,169	$356,553	$6,807,151	$3,236,097

Basic and fully diluted income per share	$0.08	$0.05	$0.86	$0.43

Weighted average shares outstanding	7,958,955	7,528,022	7,905,438	7,528,022

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance—December 31, 2000	7,528,022	67,102	900	(13,004,974)	(12,936,972)
Issuance of stock for software	163,334	245,000	—	—	245,000
Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	(250,000)	(250,000)
Issuance of stock for services	16,667	25,000	—	—	25,000
Net income	—	—	—	2,534,247	2,534,247

Balance—December 31, 2001	7,878,023	337,102	900	(10,720,727)	(10,382,725)
Issuance of stock for assets purchased	189,655	550,000	—	—	550,000
Issuance of stock for stock options exercised	20,125	36,914	—	—	36,914
Issuance of stock for services	2,571	4,500	—	—	4,500
Net income	—	—	—	6,807,151	6,807,151

Balance—September 30, 2002	8,090,374	$928,516	$900	$(3,913,576)	$(2,984,160)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,

	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$6,807,151	$3,236,097

Adjustments to reconcile net income to net cash provided by operating activities
Allowance for doubtful accounts	—	149,390
Equity earnings in partnership	(102,257)	—
Depreciation and amortization	346,251	179,391
(Gain) loss of disposal of fixed assets	3,377	41,410
Deferred income taxes	1,531,399	—
Stock issued for services	4,500	—
Changes in assets and liabilities
Accounts receivable	(295,407)	(2,085,440)
Prepaid advertising and other	578,515	13,855
Income tax receivable and payments	497,499	—
Inventory	(243,896)	(132,123)
Deferred seminar expenses	331,103	(1,070,429)
Other assets	5,790	(15,825)
Accounts payable	144,365	(1,611,662)
Accrued seminar expense	(156,395)	(91,286)
Deferred revenues	(1,648,775)	4,976,612
Other liabilities	301,663	237,414

	1,297,732	591,307

Net cash provided by operating activities	8,104,883	3,827,404

Cash flows from investing activities
Purchases of property and equipment	(4,725,939)	(103,811)
Loans (to) from affiliates, net	(97,693)	(37,757)

Net cash used by investing activities	(4,823,632)	(141,568)

Cash flows from financing activities
Principal payments on long-term debt	(499,972)	(250,000)
Principal payments on note payable – officer/stockholder	(49,972)	—
Proceeds from exercise of stock options	36,914	—

Net cash used by financing activities	(513,030)	(250,000)

Net increase in cash and cash equivalents	2,768,221	3,435,836
Cash and cash equivalents, beginning of year	6,889,275	3,316,905

Cash and cash equivalents, end of period	$9,657,496	$6,752,741

Supplemental cash flow information:
Cash paid for income taxes was $0 for the nine months ended September 30, 2002 and 2001, respectively.
Cash paid for interest was $24,000 and $74,481 for the nine months ended September 30, 2002 and 2001, respectively.

Supplemental disclosure of non-cash activity:
During 2002, the Company issued 2,571 shares of common stock valued at $4,500 for services rendered.
During 2002, the Company issued 189,655 shares of common stock valued at $550,000 and $750,000 in debt in connection with the asset purchases of Teach Me To Trade.

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 1—Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission April 9, 2002, which includes audited financial statements for the years ended December 31, 2001 and 2000. The results of operations for the nine months ended September 30, 2002 may not be indicative of the results of operations for the year ended December 31, 2002.

Note 2—Related Party Transactions

The Company has rented one of its locations in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related party lease were $58,383 and $55,383 for the nine months ended September 30, 2002 and 2001, respectively. The Company leases approximately 8,700 square feet presently.

MRS Equity Corp. provides certain products and services for Whitney Information Network, Inc. and Whitney Information Network, Inc. provides MRS Equity Corp. with payroll services including leased employees. Whitney Information Network, Inc. provided payroll services to MRS Equity Corp. in the amounts of $109,459 and $27,864 for the nine months ended September 30, 2002 and 2001, respectively. MRS Equity Corp. provided Whitney Information Network, Inc. with $543,325 and $45,650 for product costs for the nine months ended September 30, 2002 and 2001, respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of Whitney Information Network, Inc. owns a controlling interest.

Precision Software Services, Inc. (PSS) is a company that develops and licenses software primarily for the real estate and small business industries and was acquired by the Company in 2001. The Chairman of the Board of Directors of Whitney Information Network, Inc. owned a majority interest in PSS. During the nine months ended September 30, 2002 and 2001, PSS provided Whitney Information Network, Inc. $0 and $30,000 in product cost. PSS sells products to Whitney Information Network, Inc. at a price less than the prices offered to third parties. Whitney Information Network, Inc. provided payroll services to PSS in the amount of $0 and $42,024 for the nine months ended September 30, 2002 and 2001.

Whitney Information Network, Inc. provided payroll services to Whitney Leadership Group, Inc. in the amount of $14,204 and $48,247 for the nine months ended September 30, 2002 and 2001, respectively. During 2002 and 2001, Whitney Information Network made payments of $186,564 and $184,105, respectively, for registration fees and commissions. The Chairman of the Board of Whitney Information Network, Inc. is the President and Chief Operating Officer of Whitney Leadership Group, Inc.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 2—Related Party Transactions (continued)

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

The following balances are due from (to) related parties:

	September 30, 2002	December 31, 2001
	(Unaudited)
Due from Whitney Leadership Group	$345,035	$232,126
Due from RAW, Inc.	8,210	9,071
Due to Trade Marketing, Inc.	(16,000)	(16,000)
Due to MRS Equity Corp	(79,961)	(65,606)

	$257,284	$159,591

Note 3—Commitments and Contingencies

Litigation

The Company is not involved in any material asserted or unasserted claims and actions arising out of the normal course of its business that in the opinion of the Company, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on the Company’s financial position.

Other

The Company carries liability insurance coverage, which it considers sufficient to meet regulatory and consumer requirements and to protect the Company’s employees, assets and operations.

The Company, in the ordinary course of conducting its business, is subject to various state and federal requirements. In the opinion of management, the Company is in compliance with these requirements.

Note 4—Income Taxes

As of September 30, 2002 and December 31, 2001, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $0 and $168,000, respectively.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 4—Income Taxes (continued)

The accompanying balance sheet includes the following:

	September 30, 2002	December 31, 2001
	(Unaudited)
Deferred tax asset from NOL carryforward	$—	$62,500
Deferred tax (liability) asset from deferred expense/revenue recognition	(1,531,000)	3,041,000

Total deferred tax (liability) asset	(1,531,000)	3,103,500
Valuation allowance for deferred tax asset		(3,103,500)

Net deferred tax liability	$(1,531,000)	$—

Note 5—Stockholders’ Equity

In April 2002, the Board of Directors authorized the issuance of 591,250 stock options to employees at an exercise price of $1.81, which was equal to market value.

In August 2002, 189,655 shares valued at $550,000 of the Company’s common stock were issued in exchange for assets. The assets purchased were from an entity named, Teach Me To Trade. The Company was formally a partner in this business. The purchase price was $2,000,000 in total and was comprised of payments of $700,000 in cash, $550,000 in stock, and $750,000 in debt. During the first and second quarters of 2002, the Company had advanced $200,000 to Teach Me To Trade which was credited towards the purchase price. In September of 2002, the Company remitted payments early relating to the purchase price and received a $12,000 discount. The purchase price was allocated to software, $1,000,000, trademark, $688,000, and a customer list, $300,000.

Note 6—Subsequent Event

In October 2002, the Company signed a letter of intent with an underwriter to enter into a public offering of 1,000,000 shares of the Company’s stock to be sold between $5 and $6 dollars per share. In addition, the letter of intent provides that the underwriter would become a consultant to the Company for a period of two years at a rate of $5,000 per month. The Company has started its due diligence process with the underwriter and hopes to proceed with the offering in early 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

None of the Company’s business is subject to seasonal fluctuations.

Revenues:    Total revenue for the nine months ended September 30, 2002 was $46,863,355, an increase of $14,439,969 or 45% compared to the same period in 2001 of $32,423,386. Revenues for the three months ending September 30, 2002 were $13,875,257, an increase of $4,636,203 over the prior quarter ending September 30, 2001 of $9,239,054. The combination of the increase in advance training courses held, higher registrations, and co-marketing efforts via strategic alliances with other educational training companies contributed to the increase above. In addition, during the three months ending September 30, 2002, the Company recognized approximately $6,000,000 on contracts with customers entered into prior to September 30, 2001. A large portion of this revenue was recognized because the customer’s contract period had expired and minor changes were made in the Company’s internal policies concerning contract terms with its customers. Specifically, in the past, the Company had permitted customers to extend their contract period which caused an extension of the time revenue was deferred. The Company no longer permits customers to extend the contracts, therefore, the Company recognized revenue previously deferred under the old policy.

Advertising and Sales Expense:    Advertising and sales expense, of which advertising represents approximately 60% of the expenses for the nine months ended September 30, 2002, was $10,396,566, an increase of $1,137,199 or 12% compared to the same period in 2001. The increase in advertising and sales expense for the quarter ending September 30, 2002 was $104,061 or 4% resulting in advertising and sales expense for the quarter of $2,877,541. The small increase in advertising and sales expense compared to the increase in sales is due to better media buying, and new marketing programs with a new advertising agency.

General and Administrative expenses increased to $9,093,399, an increase of $3,197,693 or 54% over the comparable period in 2001 of $5,895,706. The increase in general and administrative expenses to $3,270,867 for the quarter ended September 30, 2002 from $2,000,768 for the quarter ending September 30, 2001 was $1,270,099 or 63%. This increase is due primarily to increased personnel hired to handle the increase in the Company’s volume.

Seminar expenses increased proportionately in comparison with the increase in sales for the first nine months of 2002 to $19,256,888 an increase of $5,080,272 or 36% over the prior comparable period in 2001 and to $,6,930,288 for the quarter ending September 30, 2002 an increase of 64% over the comparable period in 2001. This was due primarily to a slight change in the product mix in addition to the revenue realized due to the expiration of contracts as described above.

Net Income for the nine months ending September 30, 2002 was $6,807,151 as compared with net income of $3,236,097 for the nine months ending September 30, 2001, an increase of $3,571,054 or 110% or $.86 per share as compared to $.43 per share for the prior period. Net Income for the three months ending September 30, 2002 was $672,169 as compared with net income of $356,553 for the three months ending September 30, 2001, an increase of $315,616 or 89% or $.08 per share as compared to $.05 per share for the prior period. The increase is directly attributable to increased sales in 2002 over the prior period, higher realization of deferred revenues, increased production from marketing programs resulting in a larger gross profit and a disproportionate increase in advertising expenses, net of a related increase in income tax expense. The increase in income tax expense is attributable to the temporary difference of the treatment of the deferred expenses for book and for tax.

More than 20,000 new students register for one or more of the Company’s programs each month. The Company’s success can also be attributed to the fact that a large percentage of its gross annual revenue can be attributed to repeat business, a factor that also indicates students find its training to be effective.

Liquidity and Capital Resources

The Company’s capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $2,904,755 to $9,657,496, an increase of 43% over the previous comparable period in 2001 and a decrease of $2,961,523 or 23% over the previous quarter. This was due primarily to cash purchases this quarter of land for the future headquarters of the company and fixed assets.

The Company’s cash provided by operating activities was $8.10 million and $3.83 million for the nine months ended September 30, 2002 and 2001, respectively. In the nine months of 2002, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

The Company’s cash used in investing activities was $4,823,932 and $141,568 for the six months ended September 30, 2002 and 2001, respectively. The Company’s investing activities for the three months ended September 30, 2002 and 2001 were primarily attributable to the purchase of property and equipment.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company’s SEC filings, including the Company’s Report on Form 10K, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

Item 4.    CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company’s controls subsequent to the evaluation date.

PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company is not a party defendant in any material pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of the Company’s securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the nine months ended September 30, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

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

No reports were filed on Form 8-K during the quarter ended September 30, 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated:	November 14, 2002	By:	/s/ RUSSELL A. WHITNEY
Russell A. Whitney President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	President/Director/Chief Executive Officer/Chairman	November 14, 2002

/S/ RONALD S. SIMON Ronald S. Simon	Secretary/Treasurer/Chief Financial Officer/ Principal Accounting Officer and Director	November 14, 2002

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Russell A. Whitney, the Chief Executive Officer of Whitney Information Network, Inc. (the “Company”), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ RUSSELL A. WHITNEY
Name: Russell A. Whitney Title: Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Ronald S. Simon, the Chief Financial Officer of Whitney Information Network, Inc. (the “Company”), certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ RONALD S. SIMON
Name: Ronald S. Simon Title: Chief Financial Officer