Form 10-K
period 2002-12-31
WHITNEY INFORMATION NETWORK INC
filed 2003-04-15
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Whitney Information Network, Inc.

(Exact name of registrant as specified in its charter)

Colorado	0-27403	84-1475486

(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4818 Coronado Parkway, Cape Coral, Florida 33904

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 542-8999

Securities registered under Section 12 (b) of the Exchange Act:

NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK

NO par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over the Counter Electronic Bulletin Board of $4.00 per share as of February 28, 2003 was $5,867,396.

The Registrant had 8,096,624 common shares of common stock outstanding as of February 28, 2003.

The Registrant’s revenues for the fiscal year ended December 31, 2002, were $62,145,237.

Documents incorporated by reference: None

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

PART I

ITEM 1. BUSINESS

History

We were incorporated in Colorado in February 1996 under the name Gimmel Enterprises, Inc. In August 1998, we acquired all of the outstanding common stock of Whitney Education Group, Inc., a Florida corporation, organized in November 1992, and Whitney Education became our wholly-owned subsidiary. In August 1998, we changed our name to WIN Systems International, Inc., and in February 1999, we changed our name to Whitney Information Network, Inc. Our Web site is located at www.russwhitney.com. Information on our Web site is not a part of this Annual Report on Form 10-K.

In February 2003 we filed a Registration Statement on Form S-1 covering the sale of up to 1,150,000 units of our securities, through Newbridge Securities Corporation as our managing underwriter, at a purchase price of between $5.00 and $6.00 per unit. Each unit consists of one share of common stock and one common stock purchase warrant.

Current Operations

Since 1992, we have provided post-secondary educational and training courses for students throughout the United States. In recent years we have expanded our operations to include course offerings to students in Canada and the United Kingdom. Our courses provide instruction in:

•	real estate investing;

•	business strategies;

•	stock market investment techniques;

•	entering international business markets;

•	cash management;

•	asset protection; and

•	other financially-oriented subjects.

We also develop and sell educational resource materials which we prepare to support our course offerings and for sale to the general public.

Initially, we focused primarily on basic and advanced real estate training programs which we offered throughout the United States. Although our U.S. based real estate training programs represented approximately 80% of our revenue in 2002, we have gradually expanded our course offerings and geographical markets. We currently offer approximately 150 educational courses and training programs per month covering more than 20 financially-oriented subjects which we provide either for free or on a fee basis to over 12,000 attendees per month. For the year ended December 31, 2002, approximately 90% of our revenue was generated from domestic sales and 10% was generated from sales made in Canada and the United Kingdom. For the year ended December 31, 2002, 60% of our revenue was generated from repeat customers. Tuition ranges from approximately $3,000 to $32,000 per course of study. Our training is offered in the U.S.and internationally:

•	in meeting facilities and conference centers;

•	at regional training centers located in hotels or other temporarily rented facilities selected by us; and

•	at our 7,000 square foot international training facility and conference center in Costa Rica.

Our students are initially recruited by attending a free informational training session related to a specific educational subject which is hosted by one of our trainers and is held at a local hotel or other rented auditorium facility. The subject, date and location of the training session is advertised in local newspapers, on our Web site, in television advertisements and through direct mailings and telemarketing. We hold these sessions in major metropolitan areas throughout the United States, Canada and the United Kingdom. In August 2002, we purchased for approximately $2,100,000 an airplane which we use to transport some of training personnel when commercial travel is unavailable. Following the free informational training session, the student may purchase reference materials on the subject discussed or may elect to receive further fee-based training in the many financial subjects we offer either in the student’s hometown or in regional training centers which we rent temporarily in hotels. We engage over 70 trainers, instructors and mentors in connection with our various educational course offerings.

Following the first fee-based training session, students interested in learning more on the course topics may also subscribe to our periodic publications, purchase books or software programs or attend advanced training courses. In addition to our over 25 resource publications, we offer three-day advanced training programs throughout the United States, in Canada and the United Kingdom. We also provide post-training programs conducted by our over 30 mentors, who travel to students’ hometowns for “hands on” business training.

Currently, approximately 80% of our revenue is derived from our various real estate training courses, which include leveraged residential and commercial real estate acquisition, real estate financing techniques, the use of purchase/lease options, property management and real estate foreclosure techniques. The balance of our revenue is divided between courses offering other business strategies, such as stock market strategies, options trading, asset protection, acquisition of commercial real estate properties, creative financing techniques, international finance and topical business subjects along with the sale of reference materials.

In June 2002, we acquired the Teach Me To Trade division of Maverick Trading LLC for $1,438,000 in cash and 189,655 shares of our common stock. Teach Me To Trade offers courses similar to ours, but focuses on stock market investment strategies. We subsequently integrated the Teach Me To Trade courses into our own training sessions.

We support our educational training by providing our students with a series of outlines, magazines, books, cassette tapes, CDs, Web-based interactive discussions and learning tools and software programs. Currently, we offer over 25 educational publications and software packages, which are distributed to students registered in our educational programs and sold directly to the public.

Our Strategy

We believe we have the opportunity to significantly expand our leadership position in the financial education industry. In order to do so, we have implemented a strategy that includes:

•	Increasing the number and type of our course offerings. We intend to continue to increase the number and type of our educational course offerings in order to attract more students. New courses will further diversify our financial educational products and will include subjects which we believe are gaining in interest and popularity among students, such as courses on acquisition of mobile and manufactured homes and real estate portfolio management.

•	Expanding our markets outside the United States. Consistent with our earlier expansions to Canada and the United Kingdom, we intend to add new markets in order to attract students we do not currently reach. Initially, we expect to focus our expansion efforts on English speaking European countries, beginning with Ireland and Scotland. However, we expect to offer courses in non-English speaking countries in the near future, beginning with French-speaking Canada and France.

•	Marketing our reference materials and online courses. We intend to emphasize the direct marketing of educational products and reference materials which we currently use primarily to support our training programs. These products will be marketed on a stand alone basis through direct mail campaigns and promotions on our Web sites. We also intend to develop selected courses electronically, primarily online, as well as through traditional student-attended programs and classes. Our electronic courses will be used to supplement our existing courses and will be marketed using television infomercials developed and produced by us. Responses generated from our direct mail and infomercial campaigns will also be used to market our existing training programs and courses to those who responded.

•	Diversifying our media advertising. We intend to increase our print and television advertising and test new forms of marketing, including direct mail campaigns, e-mail campaigns and attending real estate and financial product shows, seminars and conventions. We also intend to develop and produce infomercials to specifically market our reference materials and our electronic courses.

•	Developing or acquiring accredited or licensed proprietary schools. We are licensed in Texas as a proprietary school and intend to develop this portion of our financial education business. We may seek to expand our proprietary school operations by developing new schools that offer post-secondary education technical courses or by acquiring existing schools from third parties. We have no understandings or agreements to develop or acquire such schools at the present time.

Educational Training

Following a free informational training session, we offer our students a variety of educational courses, which we also refer to as “programs” as well as educational materials. These programs provide the opportunity to train either in the student’s home town or at local or regional camps. Our trainers take students step-by-step through a curriculum that stresses a broad range of financial educational training, money management and asset protection. Our financial educational training is taught to students in the United States, Canada and the United Kingdom through traditional course study and hands-on training, and includes the following subjects.

Basic Training

Following the free educational training session, our students may elect to learn more about the subject by attending a basic course in the student’s home town.

Real Estate. Our Real Estate Training Academy is a local training program offering a curriculum that focuses on the general business of real estate and teaches the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties, leasing rental units to tenants and using a database to generate multiple sources of cash flow. Students are taught the mechanics of completing a real estate transaction in their community, from writing a contract to closing the transaction, with emphasis upon creative financing strategies.

Business. Our three-day business local training workshops currently are in development and are being designed to teach students how to organize and build a business, how to broker or buy discount notes and mortgages, how to fund a retirement plan at maximum levels, how to purchase property at discount prices through auctions or online trading and how to arrange E-commerce accounts for clients and customers.

Financial. Our Teach Me To Trade Training Academy is a local training program offering a curriculum that focuses on stock market trading strategies and uses proprietary software and specific teaching techniques designed by us. Students are taught to understand the stock markets, investment strategies, risks and how to maximize returns in bull and bear markets.

Advanced Real Estate Training

Upon completion of a local basic training program, students may seek more advanced training at our specialized regional training centers, which are generally three days in length and are held in locations around the country. Most of these programs offer local tours so that students can observe negotiating techniques and view properties in the area. Students are led through real estate acquisition and financing transactions from beginning to end and are provided with a number of real estate acquisition strategies.

Intensified Real Estate Training. Our Intensified Real Estate Training course is offered at our corporate headquarters in Cape Coral, Florida. This course expands upon the students’ knowledge of real estate gained from our basic course. During Intensified Real Estate Training, students learn how to locate and analyze various property types and how to effectively analyze property income and expense. Students telephone actual sellers and then tour properties offered for sale throughout the Cape Coral and Fort Myers, Florida areas. Students then conduct real estate investment negotiations and may complete transactions under the supervision of their instructor. Guest speakers including investors, property managers, developers, grant officers, loan officers, realtors and mortgage brokers explain how students can locate financing for a variety of transactions, from multi-unit apartment complexes to unimproved land.

Wholesale Buying. Our Wholesale Buying training course instructs students on the fundamentals of identifying, locating, negotiating, financing and disposing of wholesale properties. Students are also taught how to develop an investor database and how to manage out-of-state properties. While enrolled in this program, students develop a five-year investment plan with the help of our instructors. This program is focused upon taking students from the level of novice investor to a proficiency in managing a real estate investment portfolio.

Foreclosure. Our Foreclosure Training course teaches the intricacies of the real estate foreclosure process, how and why foreclosures occur, the role of secured lenders in foreclosure actions and discusses laws that affect lenders and borrowers. Students visit a local county courthouse to search foreclosure records and review title and tax information. Students visit with owners of properties that are in foreclosure and learn how to negotiate transactions for properties in foreclosure. Our instructors also teach students how to read foreclosure notices and how to refinance their acquisitions to generate cash at the closing. Students also learn how to inspect, estimate the value of and rehabilitate houses.

Purchase Options. Our Purchase Option training course is designed to teach students how to control an equitable interest in property without actually owning the property and how to create lease options on properties. Students learn how to structure lease options and purchase options and how to generate cash from purchase real estate transactions. Included with the course is a field trip and detailed information on how to select appropriate properties for option or purchase. Other sessions include negotiating with prospective sellers and prospecting for tenants, buyers and lessees.

Property Management Cash Flow. Our Property Management & Cash Flow training course teaches students how to manage their rental properties, including how to analyze monthly cash flows. Students also learn how to earn income by managing the properties of others and how to find and retain tenants. The course curriculum includes numerous approaches to resolving tenant-landlord problems such as delinquent rents, raising rents and evicting tenants. Our instructors discuss governmental regulations and the tax implications associated with real estate. Students learn about the profit potential for acquiring student housing and rooming houses as well as learning how to find and rehabilitate distressed properties. The program also teaches basic marketing techniques to increase profits.

Investing in Mobile Homes. Our Manufactured/Mobile Homes & RV Parks training course teaches students how to buy, sell and rent mobile homes and parks, an often overlooked segment of the real estate market. While mobile homes cost far less than frame constructed homes, they can yield a significant rate of return on investment. Other subjects include developing and operating a mobile home park, expanding rental “pads” and lots to hold more units, obtaining standard and unconventional financings, estimating fix-up, improvement and moving costs, obtaining seller financing terms and identifying attractive properties at foreclosures and repossessions.

Commercial Real Estate Investing. Our Commercial Real Estate Investing training course highlights the fundamentals of analyzing, buying, managing and disposing of commercial properties. Students also learn how to establish relationships with lenders and government financing agencies. This course, like many of our courses, teaches students how to rehabilitate properties and how to locate and pre-qualify tenants. Our trainers also teach students about various leasing arrangements and describe various legal forms used in commercial property management. Students finish their training with a four-hour analysis tour of commercial properties.

Keys to Creative Real Estate Financing. Our Keys to Creative Real Estate Financing course teaches students how to create and refinance mortgages, how to exchange properties without tax consequences and how to structure financings in light of prior credit problems. Discussions also include determining home equity, engaging in real estate negotiations and the use of hard-money lenders.

Business Success Training

Our Business Success programs offer a series of training courses associated with starting a business, growing a business and protecting assets.

Asset Protection and Tax Relief. Our Asset Protection and Tax Relief training course describes various legal entities used to hold property such as partnerships, corporations, and land and international trusts and the use of these entities to protect assets. Students also learn how to minimize income tax and estate tax liabilities and to develop their own personal investment plans.

Discount Notes and Mortgages. Our Discount Notes and Mortgages training course teaches students how to broker and buy commercial paper at a discount. Students learn how to locate funding sources for discounted notes and mortgages. Trainers also teach students how to discount other sources of debt such as business leases, business notes, inheritances, lotteries, life insurance policies and structured settlements.

Financial Training Programs

Our Financial Training programs are designed to help students learn about stock market and international equity investing.

Master Trader. Our Master Trader Advanced Training course is a three-day program offering intensified training designed to provide traders and investors with the knowledge needed to prosper in various market environments. This program offers the students a selection of long and short-term strategies and uses state of the art proprietary software. Course work includes technical analysis, fundamental analysis and our Master Training techniques.

Trading P.I.T. Our Trading P.I.T. (pros-in-training) course describes the trading approaches of top money managers. The course teaches students how to create an income stream using more conservative trading techniques and other strategies designed to limit risk while increasing the probability of success. Strategies covered include a number of trading approaches such as bidirectional trading, hedged directional trading, nondirectional trading, floor-trading strategies and capital preservation. Our 5-Point STAR Trader Formula allows users to quickly scan the market, generate forecasts and select strategies.

Single Stock Futures. Our Single Stock Futures course addresses changes in rules regarding single stock futures. We discuss new tools associated with spread trading and leveraged trading. Students are taught the legal framework of single stock futures, set-ups and strategies and where single stock futures fit into their diversified portfolios.

Advanced P.I.T. Training Camp. Our Advanced P.I.T. Training course offers our students the opportunity to experience the market from the inside— directly from the floor of an organized exchange during a market visit followed by a simulated floor trading session after the market closes. Instruction is provided by our options trainers. Subjects include advanced spread trading strategies, CPR (current portfolio repair) and creating a personal mutual fund.

International Finance and Investment Training Course. We have recently developed a new advanced training program in international finance and investment which is offered in our Costa Rica Conference Center. This program offers a curriculum that includes wealth building and investment opportunities overseas. The training also addresses the benefits of establishing a business internationally, investing in foreign markets, raising venture and working capital internationally and asset protection.

Mentoring Programs

We offer advanced training programs conducted by our over 30 mentors, who travel to the students’ home towns for “hands-on” business training.

Real Estate. Our Real Estate mentoring program applies the curriculum of the basic real estate camps to the student’s city of choice. Under this program, one of our mentors travels to the student’s city for four days to guide the student through an investment transaction. Students review the real estate acquisition techniques involved and learn the real estate characteristics of the local market. Students can put to practice the skills they have gained while working directly with an experienced mentor.

Financial. For mentored financial training, our students travel to a brokerage firm and spend three and one-half days coached by an experienced stock market trader.

Additional Products

We market directly to customers a wide range of educational and reference products that supplement our training programs, such as our Building Wealth Real Estate Home Study Course; Real Estate Success System Software; Business Success System Software; Discount Notes and

Mortgages Home Study Course; self-help courses and manuals that provide students with information about their credit along with first-time homebuyers’ manuals. We are planning to develop on-line courses covering a number of our educational training subjects and expect to market these courses in the second half of 2003.

Sales and Marketing

We create interest in and demand for our educational programs, products and services through a mix of television advertising, print advertising, direct mail, attendance at trade shows and Internet marketing. We employ a sales force of over 100 individuals trained to handle the needs of new students, to promote new products and services to existing and former students and to respond to customer inquiries via phone, e-mail or the Internet.

Our marketing programs include:

•	Television advertising, which is our primary means for promoting our educational courses. We generally concentrate our television advertising in the cities where our courses are scheduled to be held. Television advertising is often used in coordination with direct mail marketing in order to maximize sales efforts and create greater name recognition within the target population. In the future we intend to develop television infomercials to sell our new electronic course offerings.

•	Limited news print advertising, which we also purchase in markets where our training courses are scheduled to be held.

•	Direct mail and e-mail marketing, which we use in promoting our educational training courses and marketing new educational products, programs and services to our current and former students and to prospects whose names have been provided to us by third party vendors.

•	Internet marketing, which is primarily focused on our Web site at http://www.russwhitney.com. The site contains information about our products, programs and services, many of which may be purchased online.

•	Cross promotional advertising campaigns, which we employ from time to time in conjunction with other financial education service providers.

Competition

The financial education training business is highly-fragmented and intensely competitive. In a broad sense, we compete with national and international post-secondary education companies, such as Apollo Group, Devry Educational, Sylvan and New Horizon, that offer technical and industrial training and career training. We do not, however, compete with these or other companies that offer undergraduate or advanced degrees or continuing education programs. More specifically, we compete with a number of smaller companies, such as Wyse Trade and Robbins Research International, that offer training on specific business subjects including real estate and stock market investing. Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of teachers and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process. We believe that the range and depth of our course offerings and our brand name offer competitive advantages over many of our direct competitors. We train our own teachers and trainers and we prepare most of our own course materials which we believe offer us competitive advantages over companies that do not train their own teachers or develop their own educational materials. As a result of constantly attending the training sessions of our competitors, we believe that the quality of our teachers, trainers and reference materials are consistent or superior to those of our competitors. Our charges for our educational courses are also consistent with those of our competitors. Many of our competitors have financial and marketing resources and name recognition superior to ours.

Intellectual Property

We regard our educational materials and products, trademarks, servicemarks and trade symbols as proprietary and we rely primarily on statutory and common law protections, such as copyrights and trademarks, to protect our interests in these materials. While some of our products and trade names are commonly used terms and do not afford us significant copyright or trademark protection, we also use employee and third-party noncompetition and nondisclosure agreements and other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Employees

At December 31, 2002, we had approximately 250 employees, plus over 70 independent contractors who act as trainers, instructors and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory.

Risk Factors

Investors should consider the following risks prior to investing in our securities.

If We Do Not Successfully Introduce New Programs, Products and Services, Our Growth Rate and Revenue Will be Reduced.

Our growth strategy is dependent on our ability to sell existing training programs, products and services to new students, to open new markets and to develop and introduce new educational programs, products and services. If we are unable to expand our markets and products, our growth rate and revenue will be reduced. Market conditions and the level of customer interest may be different for our current products than for new products, and there can be no assurance that we will be able to compete favorably with, and obtain market acceptance for, any such new programs, products or services.

Volatility in the Securities Markets May Reduce Interest in Our Stock Market Courses.

The level of public interest in investing, particularly in the securities and option markets as well as electronic trading, significantly influences the demand for our stock market programs and related financial education products and services. The securities markets have experienced weakness and substantial volatility over the last few years. A further decline in securities prices or other negative developments in the securities markets could cause a reduced demand for these programs, products and services.

Failure to Comply with State Laws Regulating the Marketing and Sale of Proprietary Educational Courses Could Harm Our Reputation and the Demand for Our Course Offerings.

Many states regulate the marketing and sale of proprietary educational courses, including the content of advertisements to attract students. Failure to comply with these regulations could result in legal action instituted by the states, including cease and desist and injunction actions. In the event we are subject to such legal action, our reputation would be harmed and the demand for our course offerings could be significantly reduced.

If Our Planned Expansion Into Foreign Markets is Unsuccessful, Our Profits Will be Reduced.

Our business strategy calls for us to expand into foreign markets, including English-speaking countries in Europe, as well as French Canada and France. We have limited experience providing education and training outside North America and no such experience in non-English speaking markets. Accordingly, there is a higher degree of risk associated with our expansion into foreign markets than that which is associated with our ongoing expansion in the United States. Should our expansion provide unsuccessful, our profitability could be reduced.

ITEM 2. PROPERTIES

Our executive offices are located in a 30,000 square foot office building we own at 1612 E. Cape Coral, Cape Coral, Florida 33902. We use 19,000 square feet for our corporate headquarters and administrative facilities and lease 11,000 square feet to nonaffiliates. We also own a 7,000 square foot conference and training center in Costa Rica, which we designed and built in 2002.

We lease 2,242 square feet of office space and training facilities at 4818 Coronado Parkway, Cape Coral, Florida 33904 from Russell A. Whitney, our Chairman and Chief Executive Officer, under a month-to-month lease, at $2,242 per month. The terms of the lease are no less favorable than those which we could obtain from an independent third party.

We lease 6,840 square feet of office space at 12244 South Business Park Drive, Suite 230, in Draper, Utah. The lease expires in October 2006 and is payable at the rate of $6,128 per month.

Our Canadian subsidiary leases 1,200 square feet of office space at 3780-14th Avenue, Unit 20, Ontario, Canada. The lease expires in April 2003 and is payable at rates increasing from $1,081 to $1,654 per month over the term of the lease.

We recently purchased an approximately three-acre building site in Cape Coral, Florida, which we may use in the future for a new or additional corporate headquarters and administrative facilities.

We locate what we refer to as regional training centers in hotels in a number of cities across our market areas. We rent, generally for three to five days, meeting rooms in these hotels for use in training our students.

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol “RUSS” since August 1998. The high and low closing prices of our common stock for the last two years, by calendar quarter, are set forth below. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High Closing Price	Low Closing Price
Year Ended December 31, 2002
Fourth Quarter	$4.20	$2.20
Third Quarter	$3.35	$2.20
Second Quarter	$3.25	$1.45
First Quarter	$3.60	$1.15

	High Closing Price	Low Closing Price
Year Ended December 31, 2001
Fourth Quarter	$1.85	$1.50
Third Quarter	$2.95	$1.65
Second Quarter	$4.00	$3.25
First Quarter	$3.87	$3.50

As of February 28, 2003, we had approximately 320 record and beneficial stockholders, and the closing price of our common stock on that date was $ 4.00 per share.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our consolidated selected financial data as of and for the five year period ended December 31, 2002. The data for the five years has been derived from our consolidated financial statements, which have been audited by Ehrhardt, Keefe, Steiner and Hottman, PC for 2000, 2001 and 2002 and Larry Legel CPA, for 1998 and 1999, independent certified public auditors, and which appear elsewhere in this prospectus. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating revenue	$62,145,237	$42,157,740	$32,859,857	$26,775,589	$13,760,208
Profit(loss) from continuing operations	$6,229,740	$2,534,247	$(8,703,127)	$(1,962,266)	$(2,238,307)
Profit(loss) from continuing operations per share	$.78	$.33	$(1.16)	$(.26)	$(.30)
Total assets	$26,167,287	$16,626,475	$13,654,597	$6,284,403	$2,327,228
Long-term obligations	$1,606,410	$575,000	$1,200,000	$––	$64,979
Stockholders’ (deficit) equity	$(3,102,555)	$(10,382,725)	$(12,936,972	$4,233,845	$2,336,079
Cash flow from operations	$9,731,185	$5,276,500	$3,545,361	$1,250,950	$619,468

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the periods indicated should be read in conjunction with our financial statements, the notes related thereto and the other financial data included elsewhere in this Report.

Critical Accounting Policies

We are engaged primarily in the business of providing financial education through training courses, which we also refer to as “programs” as well as educational materials.

Historically, approximately 80% of our revenue has been derived from our various real estate training courses. We record revenue from these courses and other training programs when both the course fees have been received and the earlier of the student’s attendance at the training program or the expiration of our obligation to provide training. We record deferred revenue when the training program proceeds are received in full prior to the time the related program takes place. Students pay for the courses in advance and the fees are nonrefundable. We allow our students one year to complete their program.

Expenses, other than advertising, directly associated with future courses are deferred until the related revenue is recognized. We expense advertising costs as incurred in accordance with generally accepted accounting principles. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Our business strategy involves geographically focused advertising which attracts potential students to a free training session which tells them about opportunities we offer. If students are interested, they may enter into a contract for future training. Historically, the amount of advertising we incur is directly related to the amount of revenue we generally earn in the form of course revenue. The revenue from the training courses can be recognized as much as one year after the initial advertising. From a financial reporting standpoint, this business model, coupled with the nature of our expenditures, will create increased losses, or reduced net income, in periods in which we accelerate our advertising expenditures in relation to prior periods and create income, or reduced losses, in periods in which we decrease our advertising expenditures in relation to prior periods.

From a balance sheet prospective, the liability, which we designate as “deferred revenue,” will increase in times of business growth and decrease in times of business contraction. Furthermore, since we generally receive cash in advance of providing the training, we must retain sufficient cash to pay both income taxes on future profits and final training costs. A significant decrease in the number of students completing our training courses on an ongoing basis will cause our deferred revenue to decrease and therefore increase our taxable income.

Results Of Operations

Year Ended December 31, 2002 Compared to December 31, 2001

Revenue

Total revenue for the year ended December 31, 2002 was $62,145,237, an increase of $19,900,500 or 47% compared to the same period in 2001 of $42,200,000. The combination of the increase in advance training courses held, higher registrations, and co-marketing efforts via strategic alliances with other educational training companies contributed to the increase. A large portion of this revenue was recognized because our customers’ contract periods had expired and we had previously made changes in our internal policies concerning contract terms with our customers. Specifically, in the past, we had permitted customers to extend their contract period which caused an extension of the time revenue was deferred. Our contract terms no longer permit customers to extend the contracts, therefore, we effectively recognized revenue previously deferred under the old policy. The UK and Canadian based sales for 2002 were approximately 8% of gross revenues, foreign operations were not significant in prior periods. Total deferred revenue on the balance sheet was $24,500,000 and $23,900,000 at December 31, 2002 and 2001, respectively.

Advertising, Selling and General and Administrative Expenses

Advertising and sales expense, of which advertising represents approximately 60% of the expenses for the year ended December 31, 2002, were $13,900,000, an increase of $2,300,000 or 21% compared to $11,600,000 in the same period in 2001.

General and administrative expenses increased to $13,904,000, an increase of $5,300,000 or 62% compared to $8,600,000 for the same period in 2001. This increase was due primarily to increased personnel hired to handle the increase in our volume of business.

Direct Course Expenses

Direct course expenses, which consist of instructors’ fees, facilities costs and field representatives’ salaries and travel expenses, increased proportionately in comparison with the increase in sales for the year ended December 31, 2002 to $28,400,000, an increase of $8,600,000 or 44% compared to $19,700,000 in the same period of 2001. Direct course expenses as a percent of revenue were 46% for 2002 versus 47% for 2001. The improvement as a percent of revenue was due in part to the expiration of contracts described above offset by a slight change in our product mix.

Net Income

Net income for the year ended December 31, 2002 was $6,200,000 as compared with net income of $2,500,000 for the year ended December 31, 2001, an increase of 148% or $.78 per share as compared to $.33 per share for the prior period. The increase is directly attributable to increased sales in 2002 over the prior period, increased recognition of deferred revenues, increased production from marketing programs resulting in a larger gross profit and a disproportionate increase in advertising expenses. Currently, more than 12,000 new students attend one or more of our programs each month, and a large percentage of our gross annual revenue can be attributed to repeat business, a factor that indicates students find our training to be effective.

Liquidity and Capital Resources at December 31, 2002

At December 31, 2002, we had cash of $12,100,000 as compared with $6,900,000 at December 31, 2001. This increase of $5,200,000 was attributable primarily to cash provided by operations.

Our cash provided by operating activities was $9.7 million versus $5.3 million for the period ended December 31, 2001. In the year ended December 31, 2002, cash flows from advanced training programs were positively impacted by increased collection efforts.

Our cash used in investing activities was $4,900,000 and $829,000 for the years ended December 31, 2002, and 2001, respectively. The increase in cash used in investing for the year ended December 31, 2002 was due to our acquisition of Teach Me To Trade, the purchase of an airplane, and progress payments on our facility in Costa Rica. The Teach Me To Trade acquisition added programs which provide instruction in stock market investment techniques. Our airplane purchase allows us to transport our trainers to scheduled training sessions around the U.S. when commercial air travel is unavailable due to weather conditions or a lack of flight schedule flexibility. We also allow our executives to use the airplane when we believe our executives will be able to save time compared to commercial flight schedules. We subsequently financed $1,200,000 of the purchase price of the airplane.

At December 31, 2002 we had unused amounts under two letters of credit aggregating $1,500,000 collateralized by our certificates of deposit.

From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt	Operating Lease Commitments	Total
2003	––	162,105	115,292	277,397
2004	––	498,573	89,952	588,525
2005	––	52,341	88,547	140,888
2006	––	56,405	73,359	129,764
2007	––	60,784	––	60,784
Thereafter	––	938,307	––	938,307

Total	––	1,768,515	387,150	2,135,665

We develop and introduce most of our courses internally and therefore our expansion into new overseas markets requires few strategic relationships or contracts. Normally we visit the market and contact realtors, attorneys and media people, to determine local procedures and customs. We then develop the manuals and course materials internally. We lease temporary office space in each market until we can find permanent facilities and hire and train personnel to staff our offices. Our contractual commitments are extremely minimal but our investment in personnel is significant and our largest expense. We estimate that the cost of developing a new foreign market, including air travel, personnel and incidental costs, will amount to $300,000 to $400,000. This amount includes development of manuals and training materials, development of marketing materials, analysis of markets and laws for the target country to be funded over an approximately 10 month period.

We believe our cash resources are more than sufficient to fund our operation and growth plans for the next 12 months.

Year Ended December 31, 2001 Compared to December 31, 2000

Revenue

Revenue for the year ended December 31, 2001 increased to approximately $42,200,000 from $32,900,000 for the year ended December 31, 2000, an increase of $9,300,000, or 28%. Total deferred revenue on the balance sheet was just under $24,000,000 and $22,700,000 at December 31, 2001 and 2000, respectively.

Direct Course Expenses

Direct course expenses decreased to $19,500,000 for the year ended December 31, 2001 from $22,200,000 for the year ended December 31, 2000, due in part to a $3.4 million reduction in costs related to our internet division. We offered internet courses as a part of our real estate course offerings. Due to rapid advances in internet technology, the lack of suitable web site designers, and lower than expected revenues, we ceased offering internet courses in 2001. Savings resulting from the termination of internet courses were partially offset by an increase in speaker fees paid to trainers who conducted our training courses. Instructor fees approximated 12% of revenue ($5,000,000 for 2001 and $4,000,000 for 2000). Other course expenses remained relatively constant from 2000 to 2001. While we defer the speaker fees related to our deferred revenue, costs of the training courses are expensed as incurred. Due to the $13 million increase in deferred revenue in 2000 over 1999 levels, these courses were generally fulfilled in 2001 causing income from operations to increase from an $8.9 million operating loss in 2000 to a $2.2 million operating profit in 2001.

Advertising, Selling and General and Administrative Expenses

Advertising, selling and general and administrative expenses increased for the year ended December 31, 2001 to approximately $20,300,000 from $19,600,000 in 2000. The increase in expenses and the corresponding increase in revenue for 2001 over 2000 reflect a general increase in business activity, our expansion into new markets and our development of new products. Separately, general and administrative expenses increased from $7,100,000 to $8,300,000 due to increased staffing and related expenses associated with our increased business activity.

Sales and marketing expenses consist primarily of television and newspaper advertising, direct mailings, travel, public relations, trade shows, preparation of marketing literature and overhead allocations. General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, executive and finance personnel as well as outside legal and auditing costs.

Net Income

Net income of $2,500,000 or $1.49 per share for the year ended December 31, 2001 increased by $11,200,000 over the net loss for the year ended December 31, 2000 of $8,700,000, or $1.16 per share. Earnings (loss) before interest, taxes, depreciation and amortization for the year ended December 31, 2001 and 2000 were $2,900,000 and $(8,500,000), respectively.

After continued losses in the Internet division, we terminated our outside training operations in 2001 but continued to maintain Web site operations and sales in that division. We also decided during 2001, after a test period, not to proceed with our Building Wealth Centers in Georgia and Mississippi, due to unacceptable returns and higher than anticipated fixed costs.

Liquidity and Capital Resources at December 31, 2001

At December 31, 2001, we had cash of $6,900,000 as compared with $3,300,000 at December 31, 2000. This increase of $3,600,000 was attributable primarily to cash provided by operations.

Our cash provided by operating activities was $5.2 million versus $3.5 million for the year ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

Our cash used in investing activities was $829,000 and $1,500,000 for the year ended December 31, 2001 and 2000, respectively. We also used $875,000 during the year ended December 31, 2001 reducing our long term and officer/stockholder debt.

From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

We believe our cash resources are more than sufficient to fund our operation and growth plans for the next 12 months.

Year Ended December 31, 2000 Compared to December 31, 1999

Revenue

Revenue for the year ended December 31, 2000 increased to $32,900,000 from $26,800,000 for the year ended December 31, 1999, an increase of $6,100,000, or 23%. Total deferred revenue on the balance sheet was $22,600,000 and $9,300,000 at December 31, 2000 and 1999, respectively. Cost of sales increased to $22,200,000 for the year ended December 31, 2000 from $11,500,000 for the year ended December 31, 1999, an increase of 93%. The increase in cost of sales reflected the increase in revenue and the costs of our Internet division which generated only negligible revenues.

Advertising, Selling and General and Administrative Expenses

Advertising, selling and general and administrative expenses increased for the year ended December 31, 2000 to $19,600,000 from $17,200,000 in 1999. This increase in expenses and the corresponding increase in revenue for 2000 over 1999 reflects a general increase in business activity and the results of our plan to expand our business into new markets and develop new products. Separately, general and administrative expenses increased from $4,500,000 to $7,100,000 due to increased staffing and related expenses associated with our increased business activity.

Sales and marketing expenses consisted primarily of television and newspaper advertising, direct mailings, travel, public relations, trade shows and preparation of marketing literature and overhead allocations. General and administrative expenses consisted primarily of salaries and other personnel-related expenses for our administrative, executive and finance personnel as well as outside legal and auditing costs.

Net Loss

The net loss of $8,700,000 or $1.16 per share for the year ended December 31, 2000 increased by 343% over the net loss for the year ended December 31, 1999 of just under $2,000,000, or $.26 per share.

Losses before interest, taxes, depreciation and amortization for the years ended December 31, 2000 and 1999 were $8,533,194 and $1,923,999, respectively.

Seasonality and Fluctuations in Quarterly Operating Results

Our quarterly operating results have varied in the past and are expected to vary in the future as a result of a variety of factors, some of which are outside our control. Factors that may adversely affect our quarterly operating results include the demand for educational training, the timing of educational sessions and registrations, the mix of revenue from products and services and market acceptance for our products. Typically, our revenue is strongest in the first two quarters of the year and weakest in the fourth quarter.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. The Company does not have foreign currency exchange rate and commodity price market risk.

Interest Rate Risk – From time to time the Company temporarily invests its excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company’s management monitors risk exposure to monies invested in securities of its financial institutions. Due to the sort time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk exposure for changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. In addition, certain of the Company’s debt instruments have interest rate floors and ceilings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Whitney Information Network, Inc. and Subsidiaries

Cape Coral, Florida

We have audited the accompanying consolidated balance sheets of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ deficit and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

EHRHARDT KEEFE STEINER & HOTTMAN PC

February 7, 2003

Denver, Colorado

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$12,080,553	$6,889,275
Accounts receivable, net	507,919	522,515
Due from affiliates	4,089	241,197
Prepaid advertising and other	696,441	957,024
Income taxes receivable and prepayments	—	497,499
Inventory	363,555	136,544
Deferred seminar expenses	2,907,414	3,638,556

Total current assets	16,559,971	12,882,610

Property and equipment, net	8,406,370	3,628,447
Intangible assets, net	989,061	—
Investment in foreign corporation	184,757	82,500
Other assets	27,128	32,918

Total non-current assets	9,607,316	3,743,865

Total assets	$26,167,287	$16,626,475

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,762,614	$1,152,337
Accrued seminar expenses	63,622	435,360
Deferred revenue	24,549,429	23,937,349
Accrued expenses	1,125,662	702,548
Due to affiliates	—	81,606
Current portion of long-term debt	103,051	62,500
Current portion of note payable—officer/stockholder	59,054	62,500

Total current liabilities	27,663,432	26,434,200
Long-term debt, less current portion	1,606,410	512,500
Note payable—officer/stockholder, less current portion	—	62,500

Total liabilities	29,269,842	27,009,200

Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 8,096,624 (2002) and 7,878,023 (2001)	939,832	337,102
Paid-in capital	448,600	900
Accumulated deficit	(4,490,987)	(10,720,727)

Total stockholders’ deficit	(3,102,555)	(10,382,725)

Total liabilities and stockholders’ deficit	$26,167,287	$16,626,475

See notes to consolidated fiancial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2002	2001	2000
Sales	$62,145,237	$42,157,740	$32,859,857

Expenses
Direct course expenses	28,384,333	19,741,418	22,337,708
Advertising and sales expense	13,936,860	11,563,640	12,198,784
General and administrative expense	13,863,598	8,571,319	7,283,828

Total expenses	56,184,791	39,876,377	41,820,320

Income (loss) from operations	5,960,446	2,281,363	(8,960,463)

Other income (expense)
Interest and other income	339,842	356,989	267,344
Interest expense	(70,548)	(104,105)	(10,008)

	269,294	252,884	257,336

Net income (loss)	$6,229,740	$2,534,247	$(8,703,127)

Basic weighted average common shares outstanding	7,952,180	7,587,474	7,528,022

Basic income (loss) per common share	$0.78	$0.33	$(1.16)

Diluted weighted average common shares outstanding	9,358,355	7,587,474	7,528,022

Diluted income (loss) per common share	$0.67	$0.33	$(1.16)

See notes to consolidated fiancial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance—December 31, 1999	7,528,022	$67,102	$900	$(4,301,847)	$(4,233,845)
Net loss	—	—	—	(8,703,127)	(8,703,127)

Balance—December 31, 2000	7,528,022	67,102	900	(13,004,974)	(12,936,972)
Issuance of stock for software	163,334	245,000	—	—	245,000
Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	(250,000)	(250,000)
Issuance of stock for services	16,667	25,000	—	—	25,000
Net income	—	—	—	2,534,247	2,534,247

Balance—December 31, 2001	7,878,023	337,102	900	(10,720,727)	(10,382,725)
Issuance of stock for assets purchased	189,655	550,000	—	—	550,000
Issuance of stock for stock options exercised	26,375	48,230	—	—	48,230
Issuance of stock for services	2,571	4,500	—	—	4,500
Compensation expense related to the issuance of stock options	—	—	447,700	—	447,700
Net income	—	—	—	6,229,740	6,229,740

Balance—December 31, 2002	8,096,624	$939,832	$448,600	$(4,490,987)	$(3,102,555)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$6,229,740	$2,534,247	$(8,703,127)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Allowance for doubtful accounts	—	(91,885)	91,885
Equity earnings in foreign corporation	(102,257)	—	—
Compensation expense relating to stock options	447,700	—	—
Depreciation and amortization	598,320	292,522	169,933
(Gain) loss on disposal of assets	(3,150)	72,485	—
Stock issued for services	4,500	25,000	—
Changes in assets and liabilities
Accounts receivable	14,596	1,362,824	(489,780)
Prepaid advertising and other	260,583	(331,996)	44,079
Income taxes receivable and prepayments	497,499	1,396,500	(925,867)
Inventory	(227,011)	132,119	(268,663)
Deferred seminar expenses	731,142	(994,152)	(1,283,078)
Other assets	5,790	42,811	36,658
Accounts payable	610,277	(790,467)	1,346,341
Accrued seminar expenses	(371,738)	86,019	101,481
Deferred revenue	612,080	1,296,907	13,328,868
Accrued expenses	423,114	243,566	96,631

	3,501,445	2,742,253	12,248,488

Net cash provided by operating activities	9,731,185	5,276,500	3,545,361

Cash flows from investing activities
Purchase of property and equipment	(4,611,982)	(657,529)	(1,439,920)
Purchase of intangible assets	(450,172)	—	—
Loans to affiliates, net	155,502	(89,101)	(63,244)
Investment in foreign corporation and land	—	(82,500)	—

Net cash used in investing activities	(4,906,652)	(829,130)	(1,503,164)

Cash flows from financing activities
Proceeds from long-term debt	1,200,000	—	—
Payments of principal on long-term debt	(815,539)	(750,000)	—
Principal payments on note payable—officer/stockholder	(65,946)	—	—
Proceeds from exercise of stock options	48,230	—	—
Distribution to officer/stockholder	—	(125,000)	—

Net cash provided by (used in) financing activities	366,745	(875,000)	—

Net increase in cash and cash equivalents	5,191,278	3,572,370	2,042,197
Cash and cash equivalents—beginning of year	6,889,275	3,316,905	1,274,708

Cash and cash equivalents—end of year	$12,080,553	$6,889,275	$3,316,905

(Continued on following page.)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Continued from previous page.)

Supplemental disclosure of cash flow information

Cash paid for income taxes was $0, $0 and $925,867 for 2002, 2001 and 2000, respectively.

Cash paid for interest was $70,548, $104,105 and $10,008 for 2002, 2001 and 2000, respectively.

Supplemental disclosure of non-cash activity:

During 2002, the Company issued 189,655 shares of common stock valued at $550,000 for intangible assets and $750,000 in debt for software in connection with the asset purchase from Teach Me To Trade, LLC.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Organization and History

Whitney Information Network, Inc. and Subsidiaries (the Company) is engaged primarily in the business of providing financial education and training services through seminars, workshops and publications. The Company’s educational and training services are concentrated in the area of financial management and real estate investment. The Company markets its services and products primarily through periodic publications, telemarketing, television and radio.

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

Whitney Internet Services, Inc. incorporated in Wyoming on June 8, 1999, is located in Cape Coral, Florida and provides web programming and maintenance services to the Company. The Company’s other operating subsidiaries use the site to offer their products and services for sale and the site also includes general information on the Company, its products and services.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

Organization and History (continued)

Whitney Mortgage.com, Inc. incorporated in Florida on September 30, 1999 and operates as a full service internet mortgage broker affiliated with a national internet mortgage provider. Brokering mortgages represents an expansion from educational seminars into a different industry.

Russ Whitney’s Wealth Education Centers, Inc. incorporated in Wyoming on June 8, 1999 as a wholly owned subsidiary of Whitney Information Network, Inc. and the subsidiary is itself the parent corporation of two wholly owned subsidiaries formed to operate permanent learning centers in Jackson, Mississippi and Atlanta, Georgia. Russ Whitney’s Wealth Education Center of Jackson, MS, Inc. incorporated in Wyoming on June 8, 1999 and a school was opened in December, 1999. Russ Whitney’s Wealth Education Center of Atlanta, GA, Inc. incorporated in Wyoming on July 22, 1999 and a school was opened in June 2000. The Wealth Education Centers were closed during 2001.

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

Whitney U.K. Limited is a British corporation formed and incorporated in October 2001 to engage in educational and training seminars throughout the United Kingdom. This subsidiary had no significant operations in 2001 and accounted for less than 4% of revenues for 2002.

N123RF, Inc. is a Delaware corporation formed and incorporated in August 2002 to manage and operate the Company’s airplane.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Whitney Information Network, Inc. and the following wholly owned subsidiary corporations: Whitney Education Group, Inc.; Whitney Internet Services, Inc.; Russ Whitney’s Wealth Education Centers, Inc. and its wholly owned subsidiary corporations, Russ Whitney’s Wealth Education Center of Jackson, MS, Inc. and Russ Whitney’s Wealth Education Center of Atlanta, GA, Inc.; Whitney Consulting Services, Inc.; Whitney Canada, Inc.; Whitney Mortgage.com, Inc.; Wealth Intelligence Network, Inc.; Precision Software Services, Inc.; Whitney U.K. Limited; and N123RF, Inc All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

Accounts Receivable

Accounts receivable consists of trade receivables from the sale of educational products and services for which the related revenue has been deferred. The amount recorded by the Company as accounts receivable at year end represents known subsequent cash receipts received prior to issuance of the financial statements. Remaining accounts receivable are netted against deferred revenue for reporting purposes. As such, the Company believes no allowance for doubtful accounts is necessary as of 2002 and 2001 and the entire amount of revenue related to the net accounts receivable is deferred as described below.

Inventory

Inventory consists primarily of books, videos and training materials and is stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable approximated fair value as of December 31, 2002 because of the relatively short maturity of these instruments.

Revenue Recognition, Deferred Revenue and Deferred Expenses

The Company recognizes revenue for the sale of products and software, upon delivery. Revenue from educational seminars is recognized upon the earlier of (1) when the non-refundable deposit is received for the seminars and the seminar has taken place; (2) when it is reasonably certain that the balance of the option to purchase additional programs will be exercised and paid and the seminar has taken place; or (3) upon the contractual expiration of the Company’s obligation to provide a seminar. Deferred revenue is recorded when the seminar proceeds are received prior to the related seminar taking place. Expenses for commission payments made to Company speakers for revenues generated are deferred until the related revenue is recognized.

Advertising Expense and Prepaid Advertising

The Company expenses advertising costs as incurred. Advertising costs were approximately $8,907,257, $7,829,406, and $7,340,540 for the years ended December 31, 2002, 2001 and 2000, respectively. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. Advertising costs recorded as prepaid as of December 31, 2002 and 2001 were $480,053 and $733,227 respectively.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets. The estimated useful life of the buildings is 40 years. The furniture and fixtures’ estimated useful life is seven years, the airplane, equipment and leasehold improvements is five years, and the software is three years.

Intangible Assets

Intangible assets include customer lists, trademarks, and loan costs and are recorded at cost. Customer lists and trademarks are being amortized over their estimated useful lives of fifteen years. Loan costs are amortized over the term of the loan. At December 31, 2002, management performed impairment testing in accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142) and determined that impairment was not considered necessary.

Investment in Foreign Corporation

The Company acquired a 20% ownership interest in a Panama corporation in 2001. The Company accounts for its investment using the equity method of accounting and records its proportionate share of the corporation’s profit or loss. The Company’s share of the corporation’s profits for the year ended December 31, 2002 was $102,257. Operations of the investee corporation were not significant in 2001.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company’s temporary differences result primarily from the recognition of deferred revenues and expenses for tax purposes.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128). Prior to 2002, all dilutive potential common shares had an antidilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements (continued)

capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections.” SFAS rescinds FASB No. 4 “Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds SFAS No. 44 “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation— Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Mergers, Acquisitions and Capital Accounts

On August 18, 1998, Whitney Education Group, Inc. (formerly Win Systems, Inc.) was acquired by Whitney Information Network, Inc. (formerly Win Systems International, Inc. and prior to that Gimmel Enterprises, Inc.) in a reverse merger whereby Whitney Education group, Inc. exchanged 100% of its shares for 90% of Gimmel’s shares bringing the total shares of Whitney Information Network, Inc. (issued and outstanding) at August 18, 1998 to 7,500,047. Whitney Education Group, Inc. became a wholly owned subsidiary of Whitney Information Network, Inc. (WIN). The financial statements from January 1, 1997 through December 31, 1999 are based upon the assumption that the companies were combined for the entire period and all stock splits have been reflected in the statements as of the beginning of the period. Also, on August 18, 1998, WIN issued 187,500 Class A stock purchase warrants and 340,000 Class B stock purchase warrants. Both the Class A and Class B warrants were exercisable at $4.00 per share.

The Company also instituted a stock option plan for key personnel. Under the plan, options are to be granted at the fair market value at the date of the grant and exercisable for a ten-year period after the grant with a three-year vesting schedule. The Company has reserved 2,000,000 shares for the stock option plan of which 1,406,175 option shares have been granted, net of forfeitures and cancellations, at exercise prices from $1.70 to $3.10 per share. No options have been exercised.

On February 1, 1999, the Company purchased all of the assets of Wealth Intelligence Network, Inc. for 20,000 shares of stock at $2.50 per share. In addition, the Company issued (during the period from May to August 1999) 7,975 shares to a financial public relations firm in lieu of cash for services valued at $14,500.

In April 2000, the Company converted their 340,000 class B warrants issued to employees in August 1998 into stock options. In the conversion, the Company reduced the exercise price from $4 to $2 (fair market value at date of conversion). This transaction has since been accounted for using variable accounting in accordance with FIN 44: Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25 (FIN 44). At December 31, 2002, 136,500 of these options have been forfeited. At December 31, 2002, $447,700 was recorded as additional compensation expense to employees based on a market value of $4.20 per share. No adjustment was made for the periods ending December 31, 2001 and 2000 because the market price of the stock was less than the $2 exercise price.

In November 2001, the Company issued 333,334 shares of common stock valued at $500,000 and $250,000 in notes payable for all of the outstanding stock of Precision Software Services, Inc. which had a minimal net book value at the time of the acquisition. Precision Software Services, Inc. was 51% owned by the Chairman and majority stockholder of the Company who received 170,000 of the shares and $125,000 in notes payable. The excess of the purchase price over material, identifiable net assets relating to the minority interest was allocated to software rights. The shares issued to the officer were recorded as a distribution as the Company and Precision Software Services, Inc. are under common control.

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

In April 2002, the Company converted its 187,500 Class A warrants issued to outside investors and parties in August 1998 into stock options. In the conversion, the Company reduced the exercise price from $4 to $2. This transaction does not require treatment under FIN 44.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Mergers, Acquisitions and Capital Accounts (continued)

In August 2002, 189,655 shares valued at $550,000 of the Company’s common stock were issued in exchange for assets of a former joint venture partner, Teach Me To Trade, LLC. The purchase price was $1,988,000, net of a $12,000 discount, and was paid for with $688,000 in cash, $550,000 in stock, and $750,000 in debt. During the first and second quarters of 2002, the Company had advanced $200,000 to Teach Me To Trade which was credited towards the purchase price. The purchase price was allocated $1,000,000 to software, $688,000 to trademarks and $300,000 to customer lists.

Note 3—Related Party Transactions

The following balances due from (to) related parties are as follows:

	December 31,
	2002	2001
Due from Whitney Leadership Group	$—	$232,126
Due from RAW, Inc.	4,089	9,071
Due to Precision Software Services, Inc.	—	—
Due to Trade Marketing, Inc.	—	(16,000)
Due to MRS Equity Corp	—	(65,606)

	$4,089	$159,591

The Company has rented its corporate headquarters located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related party lease were $78,844, $86,944 and $69,644 during 2002, 2001 and 2000, respectively. The Company leases approximately 8,700 square feet and the lease terminated in October 2002. The Company currently pays rent on a month-to-month basis.

MRS Equity Corp. provides certain products and services for Whitney Information Network, Inc. and Whitney Information Network, Inc. provides MRS Equity Corp. with payroll services including leased employees. Whitney Information Network, Inc. provided payroll services to MRS Equity Corp. in the amounts of $145,190, $53,105 and $170,422 during 2002, 2001 and 2000, respectively. MRS Equity Corp. provided Whitney Information Network, Inc. with $678,325, $720,504 and $273,525 for product costs during 2002, 2001 and 2000, respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of Whitney Information Network, Inc. owned a controlling interest prior to June 2002. In June 2002, an officer of the Company purchased the Chairman of the Board’s controlling interest to become the sole controlling interest in MRS Equity Corp.

Precision Software Services, Inc. is a company that develops and licenses software primarily for the real estate and small business industries and was acquired by the Company in 2001 (Note 1). Prior to November 2001, the Chairman of the Board of Directors of Whitney Information Network, Inc. owned a majority interest in Precision Software Services. During 2002, 2001 (prior to the acquisition), and 2000, Precision Software Services provided Whitney Information Network, Inc. $0, $371,644 and $378,525 in product cost, respectively. Precision Software Services sold products to Whitney Information Network, Inc. at a price less than the prices offered to third parties. Whitney Information Network, Inc. provided payroll services to Precision Software Services in the amount of $0, $68,811 and $38,605 during 2002, 2001 and 2000, respectively.

Whitney Information Network, Inc. provided payroll services to Whitney Leadership Group, Inc. in the amount of $14,204, $0 and $80,956 during 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, Whitney Information Network made payments of $210,849, $279,313 and $230,476 for registration fees and commissions. The Chairman of the Board of Whitney Information Network, Inc. is the President and Chief Operating Officer of Whitney Leadership Group, Inc.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Related Party Transactions (continued)

Corporation Corp., formerly known as United States Fiduciary Corp, is a company which provides telemarketing services for Whitney Information Network, Inc. The Chairman of the Board of Directors and the Chief Financial Officer were also members of the board of directors of Corporation Corp. During 2002, 2001 and 2000, Whitney Information Network, Inc. paid $0, $458,877 and $418,096 in commissions to Corporation Corp.

RAW, Inc. is a company owned by the Chairman of the Board of Whitney Information Network, Inc., which buys, sells and invests in real property. During 2001,Whitney Information Network Inc. provided $10,869 in payroll services to RAW, Inc.

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

Note 4—Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2001
Building	$3,093,460	$2,266,053
Airplane	2,114,474	—
Software	1,500,639	500,109
Equipment	774,608	658,585
Furniture and fixtures	369,934	364,893
Land	1,395,571	132,500
Leasehold improvements	211,741	81,516
Construction in progress	—	103,063

	9,460,427	4,106,719
Less accumulated depreciation	(1,054,057)	(478,272)

	$8,406,370	$3,628,447

Depreciation expense for the periods ended December 31:

2002	$587,209
2001	$292,522
2000	$169,933

Intangible assets consist of the following:

	December 31,
	2002	2001
Customer list	$688,000	$—
Trademarks	300,000	—
Loan costs	12,172	—

	1,000,172	—
Less accumulated amortization	(11,111)	—

	$989,061	$—

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Property and Equipment (continued)

Amortization expense for the periods ended December 31:

2002	$11,111
2001	$—
2000	$—

Future amortization of intangibles is as follows:

Year Ending December 31,	Total
2003	$71,953
2004	71,953
2005	65,867
2006	65,867
2007	65,867
Thereafter	647,554

$989,061

Note 5—Long-Term Debt and Note Payable—Related Party

Long-term debt consists of:

	December 31,
	2002	2001
Note payable to seller of building, interest at a variable interest rate, adjusted semi-annually based on the prime rate (8.0% total as of December 31, 2002) and shall not exceed 10% or fall below 8% during the first three years of the mortgage. Monthly interest-only payments of $9,000 are payable through December 2004 at which time the note matures and all principal and accrued interest is due. Collateralized by real property.	$450,000	$450,000

Note payable to a finance company. Monthly principal and interest payments due beginning in January 2003 through December 2018. Interest at the LIBOR rate plus 3.42% (4.87% total as of December 31, 2002). Collateralized by an airplane. The note is personally guaranteed (to $170,000) by the majority stockholder.	1,200,000	—

Note payable to the previous minority shareholder of Precision Software Services, Inc. relating to the Company’s acquisition. Principal and interest payments due beginning in January 2002. Interest at the prime rate plus 1.5% (5.75% total at December 31, 2002). The note matures in December 2003.	59,461	125,000

	1,709,461	575,000
Less current portion	(103,051)	(62,500)

	$1,606,410	$512,500

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Long-Term Debt and Note Payable—Related Party (continued)

Note payable—related party consists of:
	December 31,
	2002	2001
Note payable to the previous majority shareholder of Precision Software Services, Inc., an officer and majority shareholder of the Company, relating to the Company’s acquisition. Principal and interest payments due beginning in January 2002. Interest at the prime rate plus 1.5% (5.75% total at December 31, 2002). The note matures in December 2003.	$59,054	$125,000
Less current portion	(59,054)	(62,500)

	$—	$62,500

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
2003	$59,054	$103,051	$162,105
2004	—	498,573	498,573
2005	—	52,341	52,341
2006	—	56,405	56,405
2007	—	60,784	60,784
Thereafter	—	938,307	938,307

	$59,054	$1,709,461	$1,768,515

Note 6—Commitments and Contingencies

Operating Leases

The Company leases the following properties: (1) its headquarters building in Cape Coral, Florida (Note 3) month-to-month; (2) its telemarketing facility in Draper, Utah; (3) its Whitney Canada location in Ontario; and (4) its Whitney UK location in London. These leases expire from May 2003 to October 2006.

Rent expense for all operating leases was:

Year Ending December 31,
2002	$167,076
2001	$225,232
2000	$257,198

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
2003	$115,292
2004	89,952
2005	88,547
2006	73,359

$367,150

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Commitments and Contingencies (continued)

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

Construction Agreement

In 2001, the Company entered into an agreement to construct a 7,000 square-foot international conference and training center in Costa Rica at a total estimated cost of $550,000. The Company had expenditures of approximately $714,450 and $105,000 through December 31, 2002 and 2001, respectively. This project was completed in the fourth quarter of 2002.

Credit Facilities

The Company has obtained two letters of credit, totaling $1,500,000, which expire on January 2004, and has available unused amounts totaling $1,500,000 which are supported by certificates of deposit.

Note 7—Stockholders’ Equity and Transactions

Stock Based Compensation Plans

The Company’s stock option plans provide for the granting of stock options to key employees. Under the terms and conditions of the plans, any time between the grant date and two years of service, the employee may purchase up to 25% of the option shares. After three years of continuous service, the employee may purchase all remaining option shares. All options expire ten years from the date of the grant.

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding—December 31, 1999	787,800	$1.92
Granted	385,000	$1.97
Forfeited/canceled	(79,150)	$(1.92)

Outstanding—December 31, 2000	1,093,650	$1.94
Granted	10,000	$1.70
Forfeited/canceled	(181,850)	$(1.94)

Outstanding—December 31, 2001	921,800	$1.94
Granted	651,750	$1.81
Forfeited/canceled	(141,000)	$(1.98)
Exercised	(26,375)	$(2.13)

Outstanding—December 31, 2002	1,406,175	$1.93

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stockholders’ Equity and Transactions (continued)

Stock Based Compensation Plans (continued)

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options	Price*	Life*
$1.70	10,000	$1.70	8.73
$1.75	45,000	$1.75	7.34
$1.81	355,225	$1.81	9.19
$1.88	288,800	$1.88	6.59
$2.00	683,400	$2.00	7.36
$3.10	23,750	$3.10	9.68

$1.70 to $3.10	1,406,175		7.71

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2002	2001	2000
Net income (loss)—as reported	$6,229,740	$2,534,247	$(8,703,127)
Net income (loss)—pro forma	$5,425,539	$2,519,497	$(9,423,077)
Basic income (loss) per common share—as reported	$0.78	$0.33	$(1.16)
Basic income (loss) per common share—pro forma	$0.68	$0.33	$(1.25)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2002	2001	2000
Approximate risk free rate	6.00%	6.00%	6.00%
Average expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Volatility	154.00%	85.00%	115.00%

Estimated fair value of total options granted	$804,201	$14,750	$719,950

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2002	2001	2000
Numerator for diluted income (loss) per common share	$6,229,740	$2,534,247	$(8,703,127)

Denominator for basic earnings per share—weighted average shares	7,952,180	7,587,474	7,528,022
Effect of dilutive securities—options and warrants	1,406,175	—	—

Denominator for diluted earnings per share—adjusted weighted average shares	9,358,355	7,587,474	7,528,022

Diluted income (loss) per common share	$0.67	$0.33	$(1.16)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9—Business Segment Information

The Company and its subsidiaries operate primarily in only one business segment. The Company’s revenues are generated through the sale of real estate seminars, programs and products. Only approximately 2.3% of the Company’s revenues are generated relating to investment trading related programs and products. The Company and each of its subsidiaries either directly participate in the real estate market or provide services to one of the subsidiaries.

The Company does maintain operations in foreign countries outside the United States. The following provides both revenues and long-lived asset values by location for the period and year ending December 31, 2002. Foreign operations prior to 2002 are not significant.

Location	Revenues	Long-Lived Assets
United States	$57,091,029	$8,722,138
Canada	2,648,171	19,689
United Kingdom	2,406,037	47,976
Costa Rica	—	817,513

	$62,145,237	$9,607,316

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

At December 31, 2002, the Company had net operating losses (NOL) of approximately $3,600,000 related to US federal, foreign and state jurisdictions. Utilization of the net operating losses, which expire at various times starting in the years 2003 through 2022, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax asset are approximately as follows:

	December 31,
	2002	2001
Deferred tax asset from NOL carryforward	$1,301,000	$62,500
Deferred tax asset (liability) from deferred expense/revenue	(1,142,000)	3,041,000

Total deferred tax assets	159,000	3,103,500
Valuation allowance for deferred tax assets	(159,000)	(3,103,500)

Net deferred tax asset	$—	$—

In 2002, the increase in the Company’s Net Operating Loss and the switch from a deferred tax asset to a deferred tax liability is due primarily to approximately $9,000,000 of the Company’s deferred revenue at December 31, 2001 that was realized for income tax purposes due to the fact that the revenue was deferred under an eighteen month contract and was not contractually obligated to be fulfilled in the next fiscal year. This revenue was realized for book purpose for the year ending December 31, 2002 and is a reduction to arrive at taxable income.

Note 11—Employee Benefit Plan

The Company has a 401(k) employee savings plan for eligible employees, which provides for a Company matching contribution determined each year at the discretion of the Company. No Company contributions were charged to operations for the years ended December 31, 2002, 2001, and 2000, respectively.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Summarized Quarterly Results (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2001
Revenues	$11,233,678	$11,950,654	$9,239,054	$9,734,354
Operating expenses	9,227,361	11,115,533	8,988,795	10,544,688
Gross profit (loss)	2,006,317	835,121	250,259	(810,334)
Net income (loss)	1,958,617	920,927	356,553	(701,850)
Basic income (loss) per share (1)	0.26	0.12	0.05	(0.10)

December 31, 2002
Revenues	$15,453,018	$17,535,080	$13,875,257	$15,281,882
Operating expenses	12,173,963	13,494,194	13,078,696	17,437,938
Gross loss	3,279,055	4,040,886	796,561	(2,156,056)
Net income (loss)	3,371,041	2,763,941	672,169	(577,411)
Basic earnings (loss) per share (1)	0.43	0.35	0.08	(0.08)
Diluted earnings (loss) per share (1)	0.36	0.30	0.07	(0.06)

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

Note 13—Subsequent Event (Unaudited)

In February 2003, the Company entered into an agreement with one of its officers to purchase all of the outstanding shares of Equity Corp. Holdings, Inc. which owns MRS Equity Corp. (Note 3). The purchase price was $250,000. In addition, the Company also assumed a $4,750,000 note payable due to the Company’s Chairman of the Board and majority shareholder. This liability arose from the officers’ redemption of 90% ownership of Equity Corp. Holdings, Inc. of the Chairman of the Board and majority shareholder in June 2002.

In February 2003, the Company entered into an agreement with the Company’s Chairman of the Board and majority shareholder to purchase all of the outstanding shares of Whitney Leadership Group, Inc. (Note 3). The purchase price for this transaction was $1,200,000.

The Company expects these transactions to close in April 2003. Both agreements are subject to a number of contingencies, including due diligence and a fairness opinion acceptable to the Company’s legal counsel.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Officers and Directors

Information concerning each of our executive officers and directors is set forth below:

Name	Age	Position
Russell A. Whitney	47	Chairman of the Board of Directors, Chief Executive Officer and President
Ronald S. Simon	60	Executive Vice President, Chief Financial Officer, Secretary and Director
Nicholas S. Maturo	55	Chief Operating Officer
Charles E. Miller	53	Vice President—Finance
John F. Kane	49	Vice President—Marketing

Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

Russell A. Whitney, Chairman of the Board of Directors and Chief Executive Officer. Mr. Whitney is our founder and has been Chairman and Chief Executive Officer of our company and its predecessors since 1987. He is also Chief Executive Officer and a director of all of our wholly-owned subsidiaries. Mr. Whitney is also an active real estate investor for his own account and has written and published three books on wealth building topics. Mr. Whitney devotes substantially all of his time to our business.

Ronald S. Simon, Executive Vice President, Chief Financial Officer, Secretary and Director. Mr. Simon has been our Chief Financial Officer and a member of our Board of Directors since August 1998. Mr. Simon was a self-employed certified public accountant from 1987 until he joined us as our Chief Financial Officer in June 1998. In June 2002, he was appointed our Executive Vice President. Mr. Simon holds a Bachelor of Science degree in accounting from the University of Illinois.

Nicholas S. Maturo, Chief Operating Officer. Mr. Maturo joined us in September 2002 and became our Chief Operating Officer in January 2003. He was the Chief Operating Officer of Food Trader, Inc. from March 2000 to November 2002. From 1981 to January 2000, he held a number of executive positions with Kraft Foods and was Chief Information Officer when he left Kraft.

Charles E. Miller, Vice President—Finance. Mr. Miller joined us in June 2002. From 1996 until May 2002, he was the Chief Financial Officer for First Home Builders, a privately-held Florida-based home building company. Mr. Miller is a Certified Public Accountant and an attorney. He graduated in 1971 from Colgate University with a Bachelor of Arts degree and earned a J.D. degree from Albany Law School in 1974.

John F. Kane, Vice President—Marketing. Mr. Kane has been the President of Precision Software Services, Inc., one of our wholly-owned subsidiaries since 1993. Precision develops real estate investment and other basic business software and was purchased by us in November 2001. We appointed Mr. Kane our Vice President of Marketing in January 2003.

ITEM 11.    EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid to our Chief Executive Officer and others for the calendar years indicated below.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Shares Underlying Options($)	All Other Compensation ($)
Russell A. Whitney, CEO	2002	350,000	450,000
	2001	250,000	100,000	—	—	—	—
	2000	250,000	20,455	—	—	—	—
Richard Brevoort, President (1)	2002	125,000	50,000
	2001	100,000	50,000	—	—	—	—
	2000	75,000	14,602	—	—	68,000	—
Ronald S. Simon, Executive Vice-President, CFO	2002	100,000	50,000
	2001 2000	55,000 47,500	25,000 14,602	— —	— —	— 68,000	— —

(1)	Mr. Brevoort passed away in September 2002.

We currently pay Mr. Whitney a salary of $350,000 per year, together with bonuses to be granted in the discretion of the Board of Directors, and customary employee benefits, including health insurance. Bonuses granted by the Board of Directors to Mr. Whitney are expected to be between 50% and 100% of his salary, depending upon our level of profitability. We do not have employment agreements with Messrs. Simon, Maturo, Miller and Kane, who currently receive annual salaries of $180,000, $180,000, $120,000 and $120,000, respectively. We expect to enter into employment contracts with Messrs. Whitney, Simon, Maturo, Miller and Kane, and to purchase key man life insurance upon Mr. Whitney’s life, in the near future.

We intend to institute a cash bonus plan which will be administered by the compensation committee of our Board of Directors. Under the bonus plan, employees, including all of our executive officers, except our Chief Executive Officer, may receive cash bonuses of up to 50% of their salaries based upon a number of factors, including the meeting or exceeding of internally prepared budgets and forecasts, along with a number of subjective criteria.

The following table sets forth certain information regarding grants of stock options to Russell A. Whitney, Richard Brevoort and Ronald S. Simon, the executive officers who received stock options during the years 1999 through 2002. The fair value of the grants have been estimated utilizing the Black-Scholes option pricing.

Name	Number of Underlying Securities Options/SARs Granted 1999-2001		Number of Underlying Securities Options/SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh) (weighted average)	No. of Options Exercised	Expiration Date	Grant Date Present Value
Russell A. Whitney	76,000	(1)	76,000	$1.31	0	04/2005-04/2008	94,500	(4)
Richard Brevoort (2)	143,000	(3)	—	$1.934	0	08/2004–09/2008	262,500	(4)
Ronald S. Simon	293,000		—	$1.919	0	08/2004–09/2008	351,500	(4)

(1)	Comprised of options granted to family members of Mr. Whitney.
(2)	Mr. Brevoort passed away in September 2002.
(3)	Includes 25,600 options granted to family members of Mr. Brevoort. The remaining options are now held by Mr. Brevoort’s estate.
(4)	Our present value computations were based upon the following assumptions: 115% volatility, ten year life, risk free rate of return of 6% and a 0% dividend yield.

The following table sets forth, on an aggregated basis, each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

Name	Shares Acquired on Exercise	Value Realized	# of Securities Underlying Unexercised Options/SARs at December 31, 2002	Value of Unexercised In-The-Money Options/SARs at December 31, 2002
Russell A. Whitney	0	0	76,000	$319,200
Richard Brevoort	0	0	321,500	$1,350,300
Ronald S. Simon	0	0	293,000	$1,230,600

We have not adopted any retirement, pension or profit sharing plans for the benefit of our officers or directors although we adopted our 1998 Stock Option Plan for the benefit of our officers, directors, employees and consultants. We also offer our employees a 401(k) plan, although we do not make any contributions to the plan.

Compensation of Directors

Our current directors do not receive compensation for attending Board meetings. However, expenses incurred by our directors in attending Board meetings are reimbursed, and directors may receive stock options under our 1998 Stock Option Plan in as yet undetermined amounts.

1998 Stock Option Plan

In 1998 we adopted a stock option plan which provides for the grant of options intended to qualify as “incentive stock options” or “nonqualified stock options” within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the “Code”). Incentive stock options are issuable only to employees.

The purposes of the Plan are to attract and retain the best available personnel, to provide additional incentives to our employees and to promote the success of our business.

We have reserved 2,187,500 shares of common stock for issuance under the Plan, which is administered by the compensation committee of our board of directors. Under the Plan, the compensation committee determines which individuals will receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option and the option price. As of March 31, 2003 options to purchase 1,524,425 shares of common stock at exercise prices ranging from $1.70 per share to $3.70 per share were outstanding under the Plan, and 663,075 shares remained available for future option grants. Of these options, 828,800 have been issued to executive officers and directors at exercise prices ranging from $1.81 per share to $3.70 per share.

The per share exercise price of the common stock subject to options must not be less than the fair market value of the common stock on the date the option is granted. In the case of incentive stock options, the aggregate fair market value, determined as of the date the option is granted, of the common stock that any person may purchase in any calendar year pursuant to the exercise of incentive stock options must not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. The stock options are subject to anti-dilution provisions in the event of stock splits, stock dividends and the like.

No incentive stock options are transferable by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option is only exercisable by the optionee. The exercise date of an option granted under the Plan must not be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding. No options have been exercised under the Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the common stock ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, by certain of our officers, by each of our directors individually and by all officers and directors as a group. Each person holds record and beneficial ownership and has sole voting and investment power with respect to the shares of common stock shown. The address of all of these individuals is in our care at 1612 Cape Coral Parkway, Suite A, Cape Coral, Florida 33902.

Name Of Owner	Number of Shares	Position	Percent of Class(1)
Russell A. Whitney (2)	6,706,600	Chairman of the Board of Directors and Chief Executive Officer	81.9%
Ronald S. Simon (3)	378,125	Executive Vice President, Chief Financial Officer, Secretary and Director	3.9%
All officers and directors as a group (5 persons)	7,234,275		84.1%

(1)	Includes stock options exercisable within 60 days from the date hereof.
(2)	Comprised of 6,615,600 shares held jointly by Mr. Whitney and his wife and 90,000 stock options held by members of Mr. Whitney’s family.
(3)	Comprised of 35,125 shares and 343,000 stock options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease 2,242 square feet of office space at 4818 Coronado Parkway, Cape Coral, Florida 33904 from Russell A. Whitney, our Chairman and Chief Executive Officer, on a monthly basis without a written lease for $2,242 per month. We have elected to lease the property on a monthly basis without a written lease as we are uncertain of whether we will continue to use this space, considering we recently purchased our own office building in Cape Coral and may move into additional space in that building when current leases to nonaffiliates expire.

We provide payroll services to Whitney Leadership Group, Inc., a company owned and controlled by Mr. Whitney and, in the past, Whitney Leadership has lent money to us. As of December 31, 2002 no amounts were owed to or from Whitney Leadership.

MRS Equity Corp. provides software products and services to us which we market that allows mortgagees to pay their mortgages every two weeks rather than monthly, thereby reducing mortgage payments over the life of the mortgage and increasing principal reductions. We provide MRS with payroll services. MRS is a wholly-owned subsidiary of Equity Corp. Holdings, Inc., which is owned and controlled by Mr. John F. Kane, our Vice President of Marketing.

Precision Software Services, Inc. develops and licenses software to us. Mr. Whitney owned a controlling interest in Precision until we acquired all of its outstanding shares in November 2001 for 333,334 shares of our common stock valued at $1.50 per share.

Whitney Leadership owns the rights to our television real estate infomercials, a number of our educational books and tapes and one of our course offerings, for which we pay Whitney Leadership $1.00 for each person who registers for our free informational training sessions.

Corporation Company of Nevada, Inc. provides entity formation services to us. Mr.

Whitney and Mr. Simon were directors of that company until the fourth quarter of 2001.

The dollar amount of products which we purchased from MRS and Precision Software Services is as follows:

	2002	2001	2000
MRS Equity Corp.	$678,325	$720,504	$273,525
Precision Software Services, Inc.	$0	$371,644	$378,525

Fees we paid to Whitney Leadership and Corporation Company are as follows:

	2002	2001	2000
Whitney Leadership Group, Inc.	$210,849	$279,313	$230,476
Corporation Company of Nevada, Inc.	$0	$458,877	$418,096

Payroll service fees we received from affiliates are as follows:

	2002	2001	2000
MRS Equity Corp.	$145,190	$53,105	$170,422
Precision Software Services, Inc.	$0	$68,811	$38,605
Whitney Leadership Group, Inc.	$14,204	$0	$80,956

In September 2001, we purchased for $212,500 a 20% interest in Rancho Monterey, S.A., a Costa Rican company organized in May 2001 to develop unimproved real estate in Costa Rica. Prior to our investment, Rancho Monterey was owned by four persons, comprised of three nonaffiliated persons and Mr. Whitney, each of whom owned 25% of Rancho Monterey. We paid the same price for our interest in Rancho Monterey as the other four persons paid. We also own 16.67% of Monterey Development, S.A., a Panamanian corporation which manages the Rancho Monterey development. Mr. Whitney also owns a 16.67% interest in Monterey Development.

In November 2001 we purchased all of the outstanding common stock of Precision Software Services, Inc. from Mr. Whitney and John F. Kane, who subsequently became one of our executive officers, in exchange for 170,000 shares and 163,324 shares, respectively, of our common stock. Prior to the purchase, Precision developed and licensed educational software for us. Precision continues to develop software for us as a wholly-owned subsidiary.

In February 2003, we entered into an agreement with John F. Kane, our Vice President of Marketing, to purchase all of the outstanding shares of Equity Corp. Holdings, Inc. which owns MRS Equity Corp. for a purchase price of $250,000, comprised of $62,500 and 62,500 shares of our common stock at closing and $62,500 payable one year from the closing date evidenced by a promissory note bearing interest at 7% per annum. We also agreed to assume and pay a promissory note issued to Mr. Whitney by Equity Corp. on June 1, 2002 in the amount of $4,750,000 payable $1,000,000 on February 23, 2003, $1,000,000 on February 23, 2004 and $550,000 payable on each of February 23, 2005 through February 23, 2009. The unpaid balance bears interest at 7% per annum. Equity Corp. incurred this $4,750,000 obligation when it elected to redeem all of Mr. Whitney’s stock ownership in Equity Corp., which amounted to 90% of the outstanding stock of Equity Corp., as of June 1, 2002. We expect that the transaction with Mr. Kane will close in the second quarter of 2003 and is subject to a number of contingencies, including due diligence on our part and a fairness opinion acceptable to our counsel and us.

In February 2003, we entered into an agreement to purchase all of the outstanding common stock of Whitney Leadership Group, Inc. from Mr. Whitney and his wife, for a purchase price of $1,200,000, payable $300,000 at closing and $300,000 thereafter for each of the following three years. The outstanding balance will be evidenced by a promissory note bearing interest at 7% per annum. We expect the transaction will close in the second quarter of 2003 and is subject to a number of contingencies, including due diligence on our part and a fairness opinion acceptable to our counsel and us.

Historically, our Board of Directors has been composed solely of Messrs. Whitney and Simon who are responsible for setting the compensation of all of our executive officers, including Messrs. Whitney and Simon.

In our view, the terms of the transactions described above are no less favorable than could have been obtained from independent third parties.

ITEM 14.    CONTROLS AND PROCEDURES

Our principal executive officers have concluded, based upon their evaluation as of February 28, 2003, that (i) our controls and procedures are adequate to ensure that material information relating to us and our subsidiaries has been made known to our principal executive officers and (ii) there are no significant deficiencies in the design and operation of such controls which could adversely affect our ability to record, process, summarize or report financial data.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	No reports on Form 8K were filed during the last quarter of the period covered by this Report.

(b)	Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation.

3.2*	Bylaws.

3.3*	Amended Articles of Incorporation

3.4*	Amended Articles of Incorporation

4.1*	Specimen Stock Certificate.

21	Whitney Information Network, Inc. Subsidiaries

27.1*	Financial Data Schedule

99.1*	Class A Warrant Agreement

99.2*	Class B Warrant Agreement

99.3*	Non-Qualified Incentive Stock Option Plan

99.4*	Office Lease

99.5	Certification of Periodic Report

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10SB12G (SEC File No. 000-27403).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: April 14, 2003	By:	/s/ RUSSELL A. WHITNEY
Russell A. Whitney Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	Chairman of the Board of Directors and Chief Executive Officer	April 14, 2003

/s/ RONALD S. SIMON Ronald S. Simon	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2003

CERTIFICATION OF PERIODIC REPORT

We, Russell A. Whitney and Ronald S. Simon certify that:

1.    We have reviewed this annual report on Form 10-K of Whitney Information Network, Inc. (“registrant”) for the year ended December 31, 2002.

2.    Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    We have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.    We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	By:	/s/ RUSSELL A. WHITNEY
Russell A. Whitney Chief Executive Officer

	By:	/s/ RONALD S. SIMON
Ronald S. Simon Chief Financial Officer