Form 10-Q
period 2003-03-31
WHITNEY INFORMATION NETWORK INC
filed 2003-05-15
CIK 1095276

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 2003

                        Whitney Information Network, Inc.
             (Exact name of registrant as specified in its charter)

                   Colorado                   0-27403             84-1475486
       -----------------------------      --------------    --------------------
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The Issuer had 8,102,874 and 8,096,624 common shares of common stock outstanding as of March 31, 2003 and December 31, 2002.

                                     PART I

Item 1. Financial Statements

                        Whitney Information Network, Inc.
                        Consolidated Financial Statements
                   As of March 31, 2003 and December 31, 2002
             And for the Three Months Ended March 31, 2003 and 2002

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
Financial Statements

       Consolidated Balance Sheets .......................................  F-1

       Consolidated Statements of Operations .............................  F-2

       Consolidated Statements of Cash Flows .............................  F-3

Notes to Consolidated Financial Statements ...............................  F-4

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                            March 31,       December 31,
                                                                               2003             2002
                                                                          ------------      ------------
                                                                           (Unaudited)
                                                 Assets
Current assets
   Cash and cash equivalents                                              $ 15,785,501      $ 12,080,553
   Accounts receivable                                                         635,752           507,919
   Due from affiliates, net                                                    119,896             4,089
   Prepaid advertising and other                                             1,099,349           696,441
   Inventory                                                                   296,820           363,555
   Deferred tax asset                                                        1,112,000
   Deferred seminar expenses                                                 3,993,177         2,907,414
                                                                          ------------      ------------
         Total current assets                                               23,042,495        16,559,971
                                                                          ------------      ------------

Other assets
   Property and equipment, net                                               8,239,646         8,406,370
   Intangible assets, net                                                    1,000,926           989,061
   Investment in foreign corporation                                           184,757           184,757
   Other assets                                                                      -            27,128
                                                                          ------------      ------------
         Total other assets                                                  9,425,329         9,607,316
                                                                          ------------      ------------

Total assets                                                              $ 32,467,824      $ 26,167,287
                                                                          ============      ============

              Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable                                                       $  3,276,677      $  1,762,614
   Accrued seminar expenses                                                    526,687            63,622
   Deferred revenue                                                         30,419,038        24,549,429
   Accrued expenses                                                          1,010,063         1,125,662
   Current portion of long-term debt                                            78,049           103,051
   Current portion of note payable-officer/stockholder                          43,212            59,054
                                                                          ------------      ------------
         Total current liabilities                                          35,353,726        27,663,432

Long-term debt, less current portion                                         1,606,408         1,606,410
                                                                          ------------      ------------
         Total liabilities                                                  36,960,134        29,269,842
                                                                          ------------      ------------

Stockholders' deficit
   Common stock, no par value, 25,000,000 shares
    authorized, 8,102,874 and 8,096,624 shares issued
    and outstanding                                                            961,456           939,832
   Paid-in capital                                                             448,600           448,600
   Accumulated deficit                                                      (5,902,366)       (4,490,987)
                                                                          ------------      ------------
         Total stockholders' deficit                                        (4,492,310)       (3,102,555)
                                                                          ------------      ------------

Total liabilities and stockholders' deficit                               $ 32,467,824      $ 26,167,287
                                                                          ============      ============

                 See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                         2003            2002
                                                                                    -------------    -------------
                                                                                     (Unaudited)      (Unaudited)
Sales                                                                               $  13,303,839    $  15,453,018
                                                                                    -------------    -------------

Expenses
   Direct course expenses                                                               7,574,372        6,148,203
   Advertising and sales expense                                                        4,540,615        3,074,267
   General and administrative expense                                                   3,836,939        2,951,493
                                                                                    -------------    -------------
         Total expenses                                                                15,951,926        2,173,963
                                                                                    -------------    -------------

Income (loss) from operations                                                          (2,648,087)       3,279,055

Other income (expense)
   Interest and other income                                                              146,918          103,593
   Interest expense                                                                       (22,210)         (11,607)
                                                                                    -------------    -------------

Income (loss) before income taxes                                                      (2,523,379)       3,371,041

Income tax benefit                                                                      1,112,000                -
                                                                                    -------------    -------------

Net income (loss)                                                                   $  (1,411,379)   $   3,371,041
                                                                                    =============    =============

Basic income (loss) per share                                                       $        (.17)   $         .43
                                                                                    =============    =============

Weighted average shares outstanding                                                     8,099,152        7,878,023
                                                                                    =============    =============

Diluted income (loss) per common share                                              $        (.15)   $         .43
                                                                                    =============    =============

Diluted weighted average common shares outstanding                                      9,624,077        7,878,023
                                                                                    =============    =============

                See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                              2003                  2002
                                                                         -------------          ------------
                                                                          (Unaudited)            (Unaudited)
Cash flows from operating activities
   Net income (loss)                                                     $  (1,411,379)         $  3,371,041
                                                                         -------------          ------------
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
     Depreciation and amortization                                             232,172                92,129
     Deferred tax asset                                                     (1,112,000)                    -
     Changes in assets and liabilities
       Accounts receivable                                                    (127,833)              143,423
       Prepaid advertising and other                                          (402,908)              168,346
       Income taxes receivable and prepayments                                       -               326,500
       Inventory                                                                66,735                  (420)
       Deferred seminar expenses                                            (1,085,763)              585,830
       Other assets                                                             27,128                (2,191)
       Accounts payable                                                      1,514,063               168,080
       Accrued seminar expense                                                 463,065                43,849
       Deferred revenue                                                      5,869,609              (526,454)
       Accrued expenses                                                       (115,599)              633,323
                                                                         -------------          ------------
                                                                             5,328,669             1,632,415
                                                                         -------------          ------------
        Net cash provided by operating activities                            3,917,290             5,003,456
                                                                         -------------          ------------

Cash flows from investing activities
   Note receivable                                                                   -              (100,000)
   Purchases of property and equipment                                         (67,313)             (180,265)
   Loans to affiliates, net                                                   (115,807)              (85,962)
                                                                         -------------          ------------
        Net cash used in investing activities                                 (183,120)             (366,227)
                                                                         -------------          ------------

Cash flows from financing activities
   Principal payments on note payable - officer/stockholder                    (15,842)                    -
   Payments of principal on long-term debt                                     (25,004)              (39,282)
   Proceeds from exercise of stock options                                      11,624                     -
                                                                         -------------          ------------
        Net cash used in financing activities                                  (29,222)              (39,282)
                                                                         -------------          ------------

Net increase in cash and cash equivalents                                    3,704,948             4,597,947

Cash and cash equivalents, beginning of period                              12,080,553             6,889,275
                                                                         -------------          ------------

Cash and cash equivalents, end of period                                 $  15,785,501          $ 11,487,222
                                                                         =============          ============

Supplemental cash flow information:
        Cash paid for interest was $22,210 and $11,600 for the three months ended March 31, 2003 and 2002, respectively.

                 See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Supplemental disclosure of non-cash activity:

     During 2003, the Company issued 2,500 shares of common stock, valued at $10,000, in exchange for assets the Company recorded as intangible assets.

                 See notes to consolidated financial statements.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission April 15, 2003, which includes audited financial statements for the years ended December 31, 2002 and 2001. The results of operations for the three months ended March 31, 2003, may not be indicative of the results of operations for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002.

The adoption of this statement did not have a material effect on the consolidated financial statements as the Company continues to account for stock based compensation under the intrinsic value approach, and follows the pro-forma disclosure requirements of SFAS 123, as amended by SFAS 148.

Note 2 - Related Party Transactions

The Company has rented its headquarters location in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related party lease were $15,148 and $18,462 for the three months ended March 31, 2003 and 2002, respectively. The Company leases approximately 8,700 square feet presently.

MRS Equity Corp. provides certain products and services for Whitney Information Network, Inc. and Whitney Information Network, Inc. provides MRS Equity Corp. with payroll services including leased employees. Whitney Information Network, Inc. provided payroll services to MRS Equity Corp. in the amounts of $59,570 and $29,381 for the three months ended March 31, 2003 and 2002, respectively. MRS Equity Corp. provided Whitney Information Network, Inc. with $164,400 and $136,650 for product costs for the three months ended March 31, 2003 and 2002, respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of Whitney Information Network, Inc. owns a controlling interest.

During 2003 and 2002, Whitney Information Network made payments of $31,375 and $49,999, respectively, for registration fees and commissions to Whitney Leadership Group, Inc. The Chairman of the Board of Whitney Information Network, Inc. is the President and Chief Operating Officer of Whitney Leadership Group, Inc.

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

United States Fiduciary Corp. is a company that provides telemarketing services for Whitney Information Network, Inc. The Chairman of the Board of Directors and the Chief Financial Officer were members of the board of directors of United States Fiduciary Corp. During 2003 and 2002, Whitney Information Network, Inc. paid $0 and $121,115, respectively, in commission payments to United States Fiduciary Corp.

RAW, Inc. is a company owned by the Chairman of the Board of Whitney Information Network, Inc., which buys, sells and invests in real property.

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

The following balances are due from related parties:

                                                         March 31,       December 31,
                                                            2003             2002
                                                        ------------    -------------
                                                        (Unaudited)
Due from Whitney Leadership Group                       $     68,641     $
Due from RAW, Inc.                                             4,089            4,089
Due from MRS Equity Corp                                      47,166
                                                        ------------     ------------

                                                        $    119,896     $      4,089
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

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 4 - Income Taxes

As of March 31, 2003 and December 31, 2002, the Company has net operating loss
(NOL) carryforwards for tax purposes of approximately $7,175,000 and $3,600,000, respectively, which expire in the years 2003 through 2022.

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

The accompanying balance sheets include the following:

                                                                             March 31,     December 31,
                                                                               2003            2002
                                                                          -------------   -------------
                                                                           (Unaudited)
Deferred tax asset from NOL carryforward                                  $   2,677,000   $   1,301,000
Deferred tax liability from deferred expense/revenue recognition             (1,565,000)     (1,142,000)
                                                                          -------------   -------------
Total deferred tax asset                                                      1,112,000         159,000

Valuation allowance for deferred tax asset                                            -        (159,000)
                                                                          -------------   -------------

Net deferred tax asset                                                    $   1,112,000   $           -
                                                                          =============   =============

Note 5 - Stockholders' Equity and Transactions

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

               WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The following table presents the activity for options outstanding:

                                                                           Weighted
                                                        Options            Average
                                                      Related To           Exercise
                                                        A Plan              Price
                                                    -------------       -------------
Outstanding - December 31, 2000                         1,093,650       $        1.94
     Granted                                               10,000       $        1.70
     Forfeited/canceled                                  (181,850)      $       (1.94)
                                                    -------------

Outstanding - December 31, 2001                           921,800       $        1.94
     Granted                                              651,750       $        1.81
     Forfeited/canceled                                  (141,000)      $       (1.98)
     Exercised                                            (26,375)      $       (2.13)
                                                    -------------

Outstanding - December 31, 2002                         1,406,175       $        1.93
     Granted                                              152,500       $        3.70
     Forfeited/canceled                                   (30,000)      $       (2.29)
     Exercised                                             (3,750)      $       (3.10)
                                                    -------------
Outstanding - March 31, 2003                            1,524,925       $        2.11
                                                    -------------

The following table presents the composition of options outstanding and exercisable:

  Range of Exercise Prices    Number of Options        Price*        Life*
  ------------------------    -----------------     ----------    -----------

      $         1.70                     10,000     $     1.70           8.49
      $         1.75                     45,000     $     1.75           7.10
      $         1.81                    330,225     $     1.81           9.00
      $         1.88                    288,800     $     1.88           6.43
      $         2.00                    683,400     $     2.00           7.12
      $         3.10                     15,000     $     3.10           9.43
      $         3.70                    152,500     $     3.70           9.92
                              -----------------

      $1.70 to $3.70                  1,524,925           2.11           7.70
      ==============          =================     ==========      =========

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

               WHITNEY INFORMATION NETWORK, INC. AND SUBIDIARIES

                   Notes to Consolidated Financial Statements

                                                               For the Three Months Ended
                                                                         March 31,
                                                             ------------------------------
                                                                  2003            2002
                                                             ---------------  -------------
Net income (loss) - as reported                              $   (1,411,379)  $   3,371,041
Net income (loss) - pro forma                                $   (1,689,524)  $   3,371,041
Basic income (loss) per common share - as reported           $         (.17)  $        0.43
Basic income (loss) per common share - pro forma             $         (.21)  $        0.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                              For the Periods Ended
                                                                    March 31,
                                                       --------------------------------
                                                           2003                2002
                                                       -------------       ------------
Approximate risk free rate                                 6.00%               6.00%
Average expected life                                     10 years           10 years
Dividend yield                                                0%                  0%
Volatility                                                   20%                154%

Estimated fair value of total options granted          $278,145            $      0

Note 6 - Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

                                                                            For the Periods Ended
                                                                                  March 31,
                                                                     -------------------------------
                                                                         2003               2002
                                                                     ------------      -------------
Numerator for diluted income (loss) per common share                 $ (1,411,379)     $   3,371,041
                                                                     ============      =============

Denominator for basic earnings per share - weighted
      average shares                                                    8,099,152          7,878,023
Effect of dilutive securities - convertible debt,
      options and warrants                                              1,524,925                  -
                                                                     ------------      -------------
Denominator for diluted earnings per share -
      adjusted weighted average shares                                  9,624,077          7,878,023
                                                                     ============      =============

Diluted income (loss) per common share                               $       (.15)     $         .43
                                                                     ============      =============

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

              WHITNEY INFORMATION NETWORK, INC. AND SUBIDIARIES

                   Notes to Consolidated Financial Statements

Note 7 - Business Segment Information

The Company and its subsidiaries operate primarily in only one business segment. The Company's revenues are generated through the sale of real estate seminars, programs and products. Only approximately 2.3% of the Company's revenues are generated relating to investment trading related programs and products. The Company and each of its subsidiaries either directly participate in the real estate market or provide services to one of the subsidiaries.

The Company does maintain operations in foreign countries outside the United States. The following provides both revenues and long-lived asset values by location for the period ending March 31, 2003.

                                                                 For the Period Ended
                                                                     March 31, 2003
                                                        -----------------------------------------
                        Location                              Revenues       Long-Lived Assets
-------------------------------------------------------------------------------------------------
United States                                           $     10,592,087     $      8,340,821
Canada                                                           907,388               17,316
United Kingdom                                                 1,804,364               70,970
Costa Rica                                                             -              811,465
                                                  -----------------------------------------------

                                                        $     13,303,839     $      9,240,572
                                                  ================================================

Note 8 - Subsequent Event

In February 2003, the Company entered into an agreement with one of its officers to purchase all of the outstanding shares of Equity Corp. Holdings, Inc. which owns MRS Equity Corp. The purchase price was $250,000. In addition, the Company also assumed a $4,750,000 note payable due to the Company's Chairman of the Board and majority shareholder. This liability arose from the officers' redemption of 90% ownership of Equity Corp. Holdings, Inc. of the Chairman of the Board and majority shareholder in June 2002.

In February 2003, the Company entered into an agreement with the Company's Chairman of the Board and majority shareholder to purchase all of the outstanding shares of Whitney Leadership Group, Inc. The purchase price for this transaction was $1,200,000.

The Company expects these transactions to close in May 2003. Both agreements are subject to a number of contingencies, including due diligence and a fairness opinion acceptable to the Company's legal counsel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

None of the Company's business is subject to seasonal fluctuations.

Revenues: Total revenue for the three months ended March 31, 2003 was $13,303,839, a decrease of $2,149,179 or 13.9% compared to the same period in 2002 of $15,453,018. The advance training courses sold exceeded the advance training courses attended by $5,869,609, and consequently, this excess revenue amount was required to be deferred to future periods. In addition, during the year 2001, the Company changed its policy regarding contract expirations and began recognizing revenue at the time when contracts expire.

Advertising and Sales Expense: Advertising and sales expense, of which advertising represents approximately 60% of these expenses for the three months ended March 31, 2003, was $4,540,615, an increase of $1,466,348 or 47.7%
compared to the same period in 2002. The increase in Advertising and Sales expense is due to an increase in media buys due to the expansion in the number of events being held by the Teach Me To Trade division, and by the increased events in the United Kingdom. Also advertising and sales expenses increased due to recognizing those expenses that gave rise to the deferred revenues this period and conversely, the company was not able to recognize those revenues which were deferred to future periods under Generally Accepted Accounting Principles.

General and Administrative expenses increased to $3,836,939 an increase of $885,446, or 30% over the comparable period in 2002 of $2,951,493. This increase is due primarily to increased personnel hired in the quarter to handle the increase in the Company's volume, and management bonuses issued for the first quarter of 2003 which approximated $650,000.

Seminar expenses increased proportionately in comparison with the increase in sales for the first quarter of 2003 to $7,574,372 an increase of $1,426,169 or 23.2% over the prior comparable period in 2002. This increase is consistent with the increase in sales.

Net Loss for the three months ending March 31, 2003 was $1,411,379 as compared with a net income of $3,371,041 for the three months ending March 31, 2002, a decrease of $4,782,420 or 141.9% or -$.17 per share as compared to $.43 per share for the prior period. The decrease is directly attributable to the increase in deferred revenues in 2003 over the prior period, the decrease in the amount of revenue recognized due to expirations, increased general and administrative expenses and a proportionate increase in advertising expenses.

Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ended March 31, 2003 and 2002 was ($1,303,915) and $3,474,777 respectively. EBITDA is defined as net income (loss) before income taxes, and interest, plus depreciation and amortization. Net (loss) income per share was -$.15 for the three months ending March 31, 2003 as compared to net income of $.43 per share for the prior year period ending March 31, 2002.

More than 24,000 new students register for one or more of the Company's programs each month. The Company's success can also be attributed to the fact that a large percentage of its gross annual revenue can be attributed to repeat business, a factor that also indicates students find its training is effective.

Liquidity and Capital Resources

The Company's capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $3,704,948 to $15,785,501, compared to an increase of $4,597,947 in the previous comparable period in 2002.

The Company's cash provided by operating activities was $3.92 million and $5.00 million for the three months ended March 31, 2003 and 2002, respectively. In the first quarter 2002, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

The Company's cash used in investing activities was $183,120 and $366,227 for the three months ended March 31, 2003 and 2002, respectively. The Company's investing activities for the three months ended March 31, 2003 and 2002 were primarily attributable to the purchase of office property and equipment and related party transactions described in the accompanying financial statements.

      The following reflects our commitments for capital expenditures, debt and other commitments.

                                                     Operating
                     Capital                           Lease
                  Expenditures           Debt/(1)/  Commitments      Total
                  ------------         ----------   -----------   ----------

2003                        --            121,261        82,995      204,256
2004                        --            861,073        89,952      951,025
2005                        --            352,341        88,547      440,888
2006                        --            356,405        73,359      429,764
2007                        --             60,784            --       60,784
Thereafter                  --            938,305            --      938,305
                  ------------         ----------   -----------   ----------
Total                       --          2,609,169       334,853    3,025,022

(1) Includes the debt associated with the Company's purchase of two related party companies.

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

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended March 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit No.   Description
     -----------   -----------

        10.1 Stock Purchase Agreement for the Whitney Information Network, Inc.'s purchase of Whitney Leadership Group, Inc.

        10.2 Stock Purchase Agreement for the Whitney Information Network, Inc.'s purchase of Equitycorp Holdings, Inc.

        99.1 Certification of the Chief Executive Officer and Chief Financial Officer of Whitney Information Network, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of the Chief Executive Officer and Chief Financial Officer of Whitney Information Network, Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31, 2003

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHITNEY INFORMATION NETWORK, INC.

Dated:May 15, 2003                          By:/s/ Russell A. Whitney
      ------------                             ---------------------
                                                   Russell A. Whitney
                                                   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                            Title                                              Date
---------                            -----                                              ----
/s/Russell A. Whitney                President/Director/Chairman/                       May 15, 2003
---------------------
Russell A. Whitney                   Chief Executive Officer

/s/Richard S. Simon                  Secretary/Treasurer/Chief Financial Officer/       May 15, 2003
-------------------
Richard S. Simon                     Principal Accounting Officer and Director

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Russell A. Whitney, the Chief Executive Officer of Whitney Information Network, Inc. (the "Company"), certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2002

                                                /s/ Russell A. Whitney
                                                ----------------------
                                                Name:  Russell A. Whitney
                                                Title: Chief Executive Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Ronald S. Simon, the Chief Financial Officer of Whitney Information Network, Inc. (the "Company"), certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2002

                                             /s/ Ronald S. Simon
                                             -------------------
                                             Name:  Ronald S. Simon
                                             Title: Chief Financial Officer