Form 10-Q
period 2003-06-30
WHITNEY INFORMATION NETWORK INC
filed 2003-08-14
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

Whitney Information Network, Inc.
(Exact name of registrant as specified in its charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1612 Cape Coral Parkway, Suite A, Cape Coral, Florida		33904
(Address of principal executive offices)		(Zip Code)

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

Yes  ☒   No   ☐

The Issuer had 8,103,999 and 8,096,624 common shares of common stock outstanding as of June 30, 2003 and December 31, 2002.

PART I

Item 1. Financial Statements

Whitney Information Network, Inc

Consolidated Financial Statements
As of June 30, 2003 and December 31, 2002
And for the Six Months Ended June 30, 2003 and 2002

Table of Contents

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

F-i

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,814,319	$12,080,553
Accounts receivable, net	887,384	507,919
Due from affiliates	343,082	4,089
Prepaid advertising and other	528,670	696,441
Inventory	397,420	363,555
Notes receivable	460,379	—
Deferred income taxes	2,151,000	—
Deferred stock offering	325,245	—
Deferred seminar expenses	4,689,580	2,907,414
Total current assets	23,597,079	16,559,971

Property and equipment, net	14,152,649	8,406,370
Intangible assets, net	1,343,756	989,061
Investment in foreign corporation	984,757	184,757
Other assets	—	27,128
Total non-current assets	16,481,162	9,607,316

Total assets	$40,078,241	$26,167,287

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,586,446	$1,762,614
Accrued seminar expenses	1,044,938	63,622
Deferred revenues	37,238,206	24,549,429
Accrued expenses	1,355,881	1,125,662
Current portion of long-term debt	703,403	103,051
Current portion of note payable-officer/stockholder	32,497	59,054
Total current liabilities	42,961,371	27,663,432

Long-term debt, less current portion	3,156,408	1,606,410
Total liabilities	46,117,779	29,269,842

Commitments and contingencies

Minority interest in SCB Building LLC	2,000,000	—

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 8,103,999 (2003) and 8,096,624 (2002)	963,492	939,832
Paid-in capital	448,600	448,600
Accumulated deficit	(9,451,630)	(4,490,987)
Total stockholders’ deficit	(8,039,538)	(3,102,555)

Total liabilities, minority interest, and stockholders’ deficit	$40,078,241	$26,167,287

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$17,420,985	$17,535,080	$30,724,824	$32,988,098

Expenses
Seminar expenses	10,209,887	6,178,397	17,784,259	12,326,600
Advertising and sales expense	6,483,236	4,444,758	11,023,851	7,519,025
General and administrative expense	5,168,665	2,871,039	9,005,604	5,822,532
Total expenses	21,861,788	13,494,194	37,813,714	25,668,157

Income (loss) from operations	(4,440,803)	4,040,886	(7,088,890)	7,319,941

Other income (expense)
Interest and other income	(128,182)	(11,146)	18,736	92,447
Interest expense	(19,279)	(26,249)	(41,489)	(37,856)

Income (loss) before income taxes	(4,588,264)	4,003,491	(7,111,643)	7,374,532

Income taxes	1,039,000	(1,239,550)	2,151,000	(1,239,550)

Net (loss) income	$(3,549,264)	$2,763,941	$(4,960,643)	$6,134,982

Basic weighted average common shares outstanding	8,102,874	7,878,023	8,101,023	7,878,023

Basic income (loss) per common share	$(.44)	$.35	$(.61)	$.77

Diluted weighted average commonshares outstanding	8,102,874	9,427,023	8,101,023	9,402,023

Diluted income (loss) per common share	$(.44)	$0.29	$(.61)	$0.65

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,

	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$(4,960,643)	$6,134,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	508,478	186,965
(Gain) loss of disposal of fixed assets	—	(11,487)
Deferred income taxes	(2,151,000)	—
Changes in assets and liabilities
Accounts receivable	(379,465)	(549,786)
Prepaid advertising and other	167,771	624,375
Income tax receivable and payments	—	326,500
Inventory	(33,865)	(224,564)
Deferred seminar expenses	(1,782,166)	465,734
Other assets	27,128	(1,455)
Accounts payable	823,832	(411,378)
Accrued seminar expense	981,316	61,834
Deferred revenues	12,688,777	(826,619)
Other liabilities	230,220	1,538,247
	11,081,026	1,178,366
Net cash provided by operating activities	6,120,383	7,313,348

Cash flows from investing activities
Purchases of property and equipment	(159,452)	(1,322,839)
Purchase of equity interest in building	(2,000,000)	—
Purchase of intangible assets	(450,000)	—
Notes receivable	(460,379)	(165,030)
Purchase of equity interest in foreign company	(150,000)	—
Loans (to) affiliates, net	(338,993)	(26,387)
Net cash used by investing activities	(3,558,824)	(1,514,256)

Cash flows from financing activities
Payments of principal on long-term debt	(499,651)	(34,674)
Principal payments on note payable - officer/stockholder	(26,557)	(34,674)
Deferred offering costs paid	(325,245)	—
Proceeds from exercise of stock options	23,660	—
Net cash used in financing activities	(827,793)	(69,348)

Net increase in cash and cash equivalents	1,733,766	5,729,744

Cash and cash equivalents - beginning of the period	12,080,553	6,889,275

Cash and cash equivalents - end of period	$13,814,319	$12,619,019

Supplemental cash flow information:

Cash paid for income taxes was $0 for the six months ended June 30, 2003 and 2002, respectively.

Cash paid for interest was $41,500 and $38,000 for the six months ended June 30, 2003 and 2002, respectively.

Supplemental disclosure of non-cash activity:

During 2003, the Company acquired a $650,000 equity interest in its investment in foreign corporation through the issuance of debt.

During 2003, the Company acquired a 50% equity interest in a LLC constructing an office building. The other 50% member has a $2,000,000 minor interest in the LLC which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage.

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission February 7, 2003, which includes audited consolidated financial statements for the years ended December 31, 2002 and 2001. The results of operations for the six months ended June 30, 2003, may not be indicative of the results of operations for the year ended December 31, 2003.

Deferred Offering Costs

As of June 30, 2003, the Company was in the process of stock registration.  Expenses related to this offering have been accounted for as deferred offering costs.  If the offering is successful, such costs will be charged against the gross proceeds received.  If at any time it becomes probable that the offering will not be consummated or after an unreasonable postponement, such costs will be expensed.

Note 2 - Related Party Transactions

The following balances due from related parties are as follows:

	June 30, 2003	December 31, 2002
	(unaudited)

Due from Whitney Leadership Group	$285,146	$—
Due from RAW, Inc.	47,839	4,089
Due from MRS Equity Corp.	10,097	—
	$343,082	$4,089

The following balances were the amount of payroll services provided to related parties for the periods ended:

	For Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

MRS Equity Corp.	$63,204	$72,522
Whitney Leadership Group, Inc.	—	14,204
	$63,204	$86,726

The following balances were the amount of products purchased and payments made for registration fees and commissions from related parties for the periods ended:

	For Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)

MRS Equity Corp.	$47,405	$389,350
Whitney Leadership Group, Inc.	88,358	128,312
	$135,763	$517,662

The Company has rented its corporate headquarters located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases.  Rentals under the related party lease were $30,576and $36,922 for the six months ended June 30, 2003 and 2002, respectively.  The Company leases approximately 8,700 square feet and the lease terminated in October 2002.  The Company currently pays rent on a month-to-month basis.

MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Vice President of Marketing of Whitney Information Network, Inc. owned a controlling interest and was acquired by the Company in July 2003.

Whitney Leadership Group, Inc was owned by the Chairman of the Board of Whitney Information Network, Inc. and was acquired by the Company in July 2003.

RAW, Inc. is a company owned by the Chairman of the Board of Whitney Information Network, Inc., which buys, sells and invests in real property.

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

Note 3 – Commitments and Contingencies

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

Note 4 – Notes Receivable

In May 2003, the Company entered into a management contract with Success Development, Inc. (“SDI”), which gave the Company control from May 2003 until November 2003.  The Company paid $450,000 at the time of the agreement for this arrangement.  This amount has been recorded as an intangible asset in the consolidated balance sheets and is being amortized over a six months life.  In addition, the Company advanced SDI $335,379 for working capital purposes, which has been recorded as notes receivable in the consolidated balance sheets and classified as current.  The note will be realized by crediting future payments to SDI for future revenues.  As part of this agreement, the Company has the option to purchase SDI in November 2003 after the contract expires for $1,000,000 in stock.

In June 2003, the Company made advances to its foreign investment corporation in the amount of $125,000.  This amount has been recorded as a note receivable in the consolidated balance sheets and classified as current.

Note 5 – Investments

In June 2003, the Company paid $2,000,000 for an investment in the Southern Community Bank Building in Orlando Florida.  The payment resulted in a 50% equity interest in SCB Building, LLC (“SCB”) which is in the process of constructing a new office building which will provide SCB with rental income.  The Company has voting control of SCB and SCB has been consolidated into its consolidated balance at June 30, 2003. SCB has no operations at June 30, 2003, only the initial capital contributions. The remaining 50% member has been reflected as minority interest. In July 2003, SCB signed a letter-of-intent with a financial institution for a $8,000,000 construction loan.  The Company is a guarantor of this debt.

In June 2003, the Company acquired an additional 10% in its investment in a foreign corporation.  The purchase price was $800,000 payable in $150,000 in cash and a $650,000 promissory note due in equal monthly installments expiring in December 2003 bearing interest at a rate of 5%.

Note 6 – Income Taxes

As of June 30, 2003 and December 31, 2002, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $10,300,000 and $3,100,000, respectively, which expire in the years 2003 through 2023.

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

The accompanying balance sheet includes the following:

	June 30, 2003	December 31, 2002

	(unaudited)

Deferred tax asset from NOL carryforward	$3,837,000	$1,301,000
Deferred tax liability from deferred expenses	(1,686,000)	(1,142,000)
Total deferred tax asset	2,151,000	159,000

Valuation allowance for deferred tax asset	—	(159,000)

Net deferred tax asset	$2,151,000	$—

Note 7 – Deferred Revenue

As of June 30, 2003, the Company has $37,238,206 recorded as a liability on its consolidated balance sheet for deferred revenue.  Deferred revenue represents cash that has been received by the Company from students for courses they have yet to attend.  The student’s contract stipulates that they have twelve months to attend their purchased courses.  The following represents the contract maturity of the contracts currently deferred.  These amounts are the minimum amount of revenue that will be recognized on the Company’s consolidated income statement in future periods.  The amounts do not include amounts for future revenues that will be generated and recognized, and the following revenues could be recognized faster if they are earned.

Month Ending,	Amount

July 2003	$2,557,124
August 2003	2,246,470
September 2003	2,813,524
October 2003	1,974,237
November 2003	4,015,022
December 2003	2,929,082
January 2004	1,826,862
February 2004	2,293,662
March 2004	3,639,322
April 2004	3,393,700
May 2004	4,637,104
June 2004	4,912,097
$37,238,206

Note 8 – Subsequent Event

In February 2003, the Company entered into an agreement with one of its officers to purchase all of the outstanding shares of Equity Corp. Holdings, Inc. which owns MRS Equity Corp.  The purchase price was $250,000 payable in $62,500 in cash, 62,500 shares of common stock, and a $62,500 promissory note due in February 2004 bearing interest at a rate of 7%.  In addition, the Company also assumed a $4,750,000 note payable due to the Company’s Chairman of the Board and majority shareholder due in payments of $1,000,000 due in July 2003 and 2004 and ten installments of $275,000 payable in January and June beginning in 2005 through 2009 bearing interest at a rate of 7%.  This liability arose from the officers’ redemption of 90% ownership of Equity Corp. Holdings, Inc. of the Chairman of the Board and majority shareholder in June 2002.  This transaction closed in July 2003.

In February 2003, the Company entered into an agreement with the Company’s Chairman of the Board and majority shareholder to purchase all of the outstanding shares of Whitney Leadership Group, Inc.  The purchase price for this transaction was $1,200,000 payable in $300,000 in cash and a $900,000 promissory note due in six installments payable in February and August beginning in 2004 through 2006 bearing interest at a rate of 7%.  This transaction closed in July 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for the periods indicated should be read in conjunction with our financial statements, the notes related thereto and the other financial data included elsewhere in this prospectus.  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

None of the Company’s business is subject to seasonal fluctuations.

Revenue

Total revenue for the six months ended June 30, 2003 was $30,724,824, a decrease of $2,263,274 or 6.9% compared to the same period in 2002 of $32,988,098.  Recognized revenue from deferred revenue was $13,697,115 for the six months ended June 30, 2003 compared to $11,236,727 for the comparable period in 2002.  Of these amounts, $3,097,539 and $5,037,256, respectively was recognized due to the expiration of the student’s contract period.  The decrease in revenue is due to the decrease in contract expirations for the period compared to the prior year, which more than offset the increase in the advanced courses attended by students in the period compared to the previous period.  During the first six months of 2003, there were 4,711 attendees of advanced courses compared to 3,512 attendees of advanced courses for the same period in 2002.  The levels of registrations and attendance in all other courses offered by us remained relatively constant.  We believe that the first half of 2003 is not a trend and expect revenue to return to the levels of growth that have been experienced in the previous periods.  This belief is illustrated in the approximately $14,000,000 increase in deferred revenue in 2003 from December 31, 2002 that will ultimately become revenue that was not present in the previous period.  This is further illustrated by the fact that $16,535,462 of our deferred revenue at June 30, 2003 will be realized into revenues as earned either through attendance or expiration by December 31, 2003. We expect to continue to grow our operations and student base in the future both domestically and internationally.  We expect to grow domestically through the development of our Teach Me To Trade segment using our same real estate business model.  We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets.  We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.

Direct Course Expenses

There are two components of costs included in direct course expenses.  The first component is variable and is consistent with the costs associated with revenue received.  These costs include instructor fees, facility costs, and travel expenses.  The second component relates to the costs associated with the initial free course that is provided.  The introductory course is offered to provide information to the student about our products and services.  There is no revenue associated with the initial course.  The revenue that is generated relates to future courses that are purchased and attended at a later date.  The costs relating to these initial courses then have a significant impact on the relationship between revenue and costs.  In periods in which there is a significant amount of new initial courses, as compared to advanced courses, the percentage relationship between direct course expenses and revenue increases.  In periods in which there are more advanced courses, as compared to initial courses, the percentage relationship between direct course expenses and revenue decreases.

Direct course expenses increased for the second quarter of 2003 to $17,784,259, an increase of $5,457,659 or 44% over the prior comparable period in 2002 of $12,326,600.  This increase is consistent with the increase in the amount of all types of courses that were held during the six months ended June 30, 2003 of 348 compared to 226 in the comparable prior period and is also due to the increase in initial courses offered to 107 courses for the six months ended June 30, 2003 compared to 85 courses for the comparable prior period.

Advertising, Selling and General and Administrative Expenses and Sales Expenses

Advertising and sales expenses, of which advertising represented approximately 65% of these expenses for the six months ended June 30, 2003, was $11,023,851, an increase of $3,504,826, or 46.6% compared to the same period in 2002 of $7,519,025.  The increase in advertising and sales expenses is due to an increase in media purchases due to the expansion in the number of events being help by the Teach Me To Trade division, and by the increased events in the United Kingdom.  Also advertising and sales expenses increased due to recognizing those expenses that gave rise to the deferred revenues this period while conversely, we were not able to recognize those revenues which were deferred to future periods under generally accepted accounting principles.

General and administrative expenses consist primarily of payroll related expenses, insurance, office and facility expenses, and depreciation expense.  General and administrative expenses increased to $ 8,982,620, an increase of $ 3,160,088, or 54.3% over the comparable period in 2002 of $5,822,532.  This increase is due primarily to our hiring 60 new employees, net of terminations, to handle the increase in our volume. Additionally, management bonuses increased in 2003, approximating $650,000.

Net Income

Net Loss for the six months ended June 30, 2003 was $4,960,643 as compared with a net income of $6,134,982 for the six months ending June 30, 2002, a decrease of $11,095,625 or 181% or a per share net decrease of $1.38 per share as compared to net income of $.77 per share for the prior period.  The decrease is directly attributable to the increase in deferred revenues in 2003 over the prior period, the decrease in the amount of revenue recognized due to expirations, increased general and administrative expenses and proportionate increase in advertising expenses.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, we have funded its working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $1,733,766 to $13,814,319 at June 30, 2003, compared to an increase of $5,729,744 in the previous comparable period in 2002.  The decrease in the increase in cash is primarily attributed to the purchase of intangible assets ($450,000), equity investments ($2,150,000), and working capital advances to third parties (approximately $685,000).

Our cash provided by operating activities was $6.12 million and $7.31 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease in cash provided by operating activities is directly attributable to the decrease in net income which was offset by the increase in deferred revenues, deferred expenses, and deferred taxes.

Our cash used in investing activities was $3,558,824 and $1,514,256 for the six months ended June 30, 2003 and 2002, respectively. The Company’s investing activities for the six months ended June 30, 2003 and 2002 were primarily attributable to the purchase of an equity interest in a building in 2003 for $2,000,000, and the purchase of property and equipment and intangibles of  $609,452 in 2003 compared to $1,322,839 in 2002.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt (1)	Operating Lease Commitments	Total

2003	—	$3,735,899	$82,995	$3,818,894
2004	—	1,411,071	89,952	1,501,023
2005	—	902,341	88,547	990,888
2006	—	906,405	73,359	979,764
2007	—	610,784	—	610,784
Thereafter	—	2,038,307	—	2,038,307
Total	—	$9,604,807	334,853	$9,939,660

(1) Includes the debt associated with our purchase of two related companies, Equity Corp. Holdings, Inc. and Whitney Leadership Group, Inc.  the purchase price of Whitney Leadership was $1,200,000 paid to our Chairman and his wife, payable $300,000 in cash at closing and a $900,000 promissory note payable in six installments payable in February and August beginning in 2004 through 2006 bearing an interest rate of 7%.  The purchase price of Equity Corp. Holdings was $250,000 paid to our Vice President – Marketing, payable $62,500 in cash at closing, 62,500 shares of common stock, and a promissory note of $62,500 due in February 2004 bearing an interest rate of 7%.  The Equity Corp. Holdings transaction additionally provides for the assumption of a $4,750,000 promissory note due to our Chairman due $1,000,000 in July 2003 and 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009 at an interest rate of 7%.  We expect to be able to satisfy these commitments by using cash on hand and cash provided by operations.  We do not expect these transactions to have a significant impact on our financial results due to the fact that the products were purchased form these entities at cost and these entities have insignificant operations with nonaffiliates.

Item 4. Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Whitney Information Network, Inc.'s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the most recent fiscal quarter. In designing and evaluating Whitney Information Network, Inc.'s disclosure controls and procedures, Whitney Information Network, Inc. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Whitney Information Network, Inc.'s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Whitney Information Network, Inc. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company’s SEC filings, including the Company’s Report on Form 10SB, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the six months ended June 30, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(a)	Exhibit No.	Description

	31.1	Certification of the Chief Executive Officer of Whitney Information Network, Inc. Pursuant to Rule 13a-15(e)/15d-15(e).

	31.2	Certification of the Chief Financial Officer of Whitney Information Network, Inc. Pursuant to Rule 13a-15(e)/15d-15(e).

	32.1	Certification of the Chief Executive Officer of Whitney Information Network, Inc. Pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of the Chief Financial Officer of Whitney Information Network, Inc. Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cape Coral, state of Florida, on August 14, 2003.

WHITNEY INFORMATION NETWORK, INC.

Dated: August 14, 2003	By:	/s/Russell A. Whitney
Russell Whitney
Chief Executive Officer