Form 10-K/A
period 2001-12-31
WHITNEY INFORMATION NETWORK INC
filed 2003-09-05
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Whitney Information Network, Inc.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation)	0-27403 (Commission File Number)	84-1475486 (IRS Employer Identification No.)

4818 Coronado Parkway, Cape Coral, Florida (Address of principal executive offices)	33904 (Zip Code)

Registrant’s telephone number, including area code (941) 542-8999

(Former name or former address, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act:

NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK

NO par value per share

(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The Issuer’s revenues for the fiscal year ended December 31, 2001, were $42,157,740. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the closing sale price of such common stock as quoted on the OTCBB as of March 28, 2002 was about $ 1,372,000. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the Registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.)

The Issuer had 7,878,023 common shares of common stock outstanding as of December 31, 2001.

Documents incorporated by reference: See ITEM 13—EXHIBITS AND REPORTS ON FORM 8-K

PART I

ITEM 1.	BUSINESS

History

Whitney Information Network, Inc. (the “Company”) was incorporated in Colorado on February 23, 1996 as Gimmel Enterprises, Inc. On August 18, 1998, the Company acquired all of the issued and outstanding shares of common stock of Whitney Education Group, Inc. (“WEG”), a Florida corporation, organized on November 12, 1992 and WEG became a wholly owned subsidiary of the Company. On August 10, 1998, the Company changed its name to WIN Systems International, Inc. and on February 11, 1999, the Company changed its name to Whitney Information Network, Inc.

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

Initially, the Company focused on basic and advanced real estate training programs. Although U.S. based real estate training represents the largest educational segment of the Company’s business, involving the training of over 12,000 students each month, the Company has gradually expanded its course offerings and its markets.

Currently, the Company offers an average of 150 educational courses and training programs per month covering 22 subjects to students in the United States, Canada, the United Kingdom and Central America. Training is offered in the U.S. and internationally in meeting facilities and conference centers, at the Company’s 11 regional training centers, and at the Company’s 11,000 square foot national training facility in Cape Coral, Florida. The Company is also completing the construction of a 7,000 square foot training facility and conference center in Central America.

The Company supports it educational training by providing its students with a series of outlines, magazines, books, cassette tapes, CDs, Web-based interactive discussions and learning tools and software programs. Currently, the Company offers over 25 educational publications and software packages, which are distributed to students registered in the Company’s educational programs and sold directly to the public.

Students are recruited by attending a free informational training session related to a specific educational subject. The subject, date and location of these training programs are advertised in local newspapers, in radio and television advertisements and through direct mailings and telemarketing. The Company employs over 45 trainers who educate over 15,000 students per year.

Following the initial training session, students interested in learning more on the lecture subject may subscribe to the Company’s periodic publications, purchase books or software programs or attend advanced training courses. In addition to its over 45 resource publications, the Company offers from three to five day advanced training programs. These advanced training programs are held at the Company’s 11 regional training centers located in hotels or other temporarily rented facilities, at training centers in Canada, the United Kingdom and Central America and at the Company’s national training center located in Cape Coral, Florida. The Company also provides post training programs conducted by over 30 Company mentors who do not have any educational or other qualifications, other than training by the Company who travel to the student’s hometown for “hands on” business training. Substantially all of the Company’s revenue is generated from domestic sales. Approximately 80% of the Company’s revenue is derived from its various real estate training courses, which include leveraged residential and commercial real estate acquisition, real estate financing techniques, the use of purchase/lease options, property management and real estate foreclosure techniques. The balance of the Company’s revenue is divided between courses offering other business strategies, such as stock market strategies, options trading, asset protection, acquisition of commercial properties, creative financing techniques, international finance and other topical business subjects.

The Company conducts its operations through 14 U.S. based and foreign corporate subsidiaries. In recent years the Company has expanded its course offerings and its marketing areas, which has resulted in significant revenue and earnings growth. The Company’s strategy is to continue its leadership in for-profit educational services by adding new educational courses, continuing to increase its number of course offerings and by further expanding its educational products internationally. Additional emphases will also be placed upon the direct sale of educational products and reference materials through media and direct mail advertisements as well as through the Company’s Web sites. The Company is accredited as a proprietary school in Texas and may seek similar academic and educational accreditation in other states and foreign countries. The Company does not compete with companies that offer undergraduate or advanced degrees or continuing education programs.

The for-profit education industry is extremely varied in scope and intensely competitive. In a broad sense, the Company competes with post-secondary education companies that offer technical and industrial training and career training, as well as courses leading to undergraduate and advanced degrees. More specifically, the Company competes with a number of other companies that offer training on specific business subjects including real estate and stock market investing. Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of teachers and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process. The Company believes that the range and depth of its course offerings and the “Whitney” brand name offer it competitive advantages over most of its competitors. The Company also believes that it competes favorably with respect to the remaining competitive factors.

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

The Company’s shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the ‘Bulletin Board’) under the trading symbol ‘RUSS.’ The Company’s shares began trading in August 1998. These quotations reflected inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Summary trading by quarter for the 2001, 2000 and 1999 fiscal years are as follows:

	High Ask	Low Bid
Fiscal quarter 2001
Fourth Quarter	$1.85	$1.50
Third Quarter	$2.95	$1.65
Second Quarter	$1.90	$1.05
First Quarter	$2.00	$95
Fiscal quarter 2000
Fourth Quarter	$1.25	$1.00
Third Quarter	$1.25	$1.05
Second Quarter	$4.00	$3.25
First Quarter	$3.87	$3.50
Fiscal quarter 1999
Fourth Quarter	$2.50	$1.88
Third Quarter	$2.00	$1.44
Second Quarter	$2.00	$1.87
First Quarter	$2.00	$1.75

The source for the foregoing high and low bid information was Michael Kirby a registered representative of Spencer Edwards, Inc. a market maker in the Company’s common stock and from Big Charts.com on the Internet.

As of December 31, 2001, the Company had 172 holders of record of its Common Stock.

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 7,878,023 shares of Common Stock issued and outstanding as of December 31, 2001. Of the shares of the Company’s Common Stock outstanding, 750,023 shares are freely tradable and 7,128,000 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the ‘Act’).

In general, under Rule 144 as currently in effect, a person (or persons whose Shares are aggregated) who has beneficially owned Shares privately acquired directly or indirectly from the Company or from an affiliate, for at least one year, or who is an affiliate, is entitled to sell within any three month period a number of such Shares that does not exceed the greater of 1% of the then outstanding shares of the Company’s Common Stock or the average weekly trading volume in the Company’s Common Stock during the four calendar weeks, immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A person (or persons whose Shares are aggregated) who is not deemed to have been an affiliate at any time during the 90 day preceding a sale, and who has beneficially owned Restricted Shares for at least two years, is entitled to sell all such Shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

In 1996, the Company issued 976,200 shares of common stock to its officers, directors and others pursuant to Reg. 504 of the Securities Act of 1933.

On or about August 18, 1998, the Company reverse split its shares of common stock on a 1-for-1.3016 basis.

On or about August 18, 1998, the Company issued 93,750 Class A Warrants to Earnest Mathis, Jr. in consideration of $100.00 and 93,750 Class A Warrants to Gary Agron in consideration of $100.00. Mathis and Agron are former directors of the Company. The Class A Warrants were issued pursuant to Section 4(2) of the Securities Act of 1933 (the ‘Act’) and are deemed ‘restricted’ securities as that term is defined in Reg. 144 of the Act. As of the date hereof, Messrs. Mathis and Agron have not exercised any of the foregoing Class A Warrants. For a description of the Class A Warrants, see ‘Description of Securities.’

On August 18, 1998, the Company acquired all of the issued and outstanding shares of common stock of Win Systems, Inc., a corporation controlled by Russell Whitney, the Company’s Chief Executive Officer and Chairman of the Board of Directors in consideration of 6,750,000 shares of the Company’s common stock and 340,000 Class B Warrant entitling the holders thereof to acquire an additional 340,000 shares of the Company’s common stock at an exercise price of $4.00 per share up to August 18, 2002. The shares of common stock and warrants were issued pursuant to Section 4(2) of the Securities Act of 1933. For a description of the Class B Warrants, see ‘Description of Securities.’

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
Operating revenue	$42,157,740	$32,859,857	$26,775,589	$13,760,208
Profit (loss) from continuing operations	$2,534,247	$(8,703,127)	$(1,962,266)	$(2,238,307)
Profit (loss) from continuing operations per share	$.33	$(1.16)	$(.26)	$(.30)
Total assets	$16,626,475	$13,654,597	$6,284,403	$2,327,228
Long-term obligations	$575,000	$1,200,000	$––	$64,979
Stockholders’ (deficit) equity	$(10,382,725)	$(12,936,972)	$4,233,845	$2,336,079
Cash flow from operations	$5,276,500	$3,545,361	$1,250,950	$619,468

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the ‘safe harbor’ provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words ‘may’, ‘expects’, ‘believes’, ‘anticipates’, ‘intends’, ‘forecasts’, ‘projects’, or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in its expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under ‘Risk Factors,’ and elsewhere, in or incorporated by reference into this Form 10-K.

OVERVIEW

The following discussion of our financial condition and results of operations for the periods indicated should be read in conjunction with our financial statements, the notes related thereto and the other financial data included elsewhere in this Report.

Critical Accounting Policies

We are engaged primarily in the business of providing financial education through training courses, which we also refer to as “programs” and through educational resource materials.

Historically, approximately 80% of our revenue has been derived from our various real estate training courses. We record revenue from these courses and other training programs when both the course fees have been received and the earlier of the student’s attendance at the training program or the expiration of our obligation to provide training. We record deferred revenue when the training program proceeds are received in full prior to the time the related program takes place. Students pay for the courses in advance and the fees may be refundable in certain circumstances. We allow our students one year to complete their program.

Speaker fee commission payments for revenue generated are deferred until such time as the revenue is earned. We expense advertising costs as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

Revenue

Total revenue for the year ended December 31, 2001 was $42,200,000, an increase of $9,300,000 or 28% compared to the same period in 2000 of $32,900,000. Revenue earned from deferred revenue was $23,600,000 for the year ended December 31, 2001 compared to $11,300,000 for the comparable period in 2000. Of these amounts, $12,557,000 and $2,092,000 respectively, was recognized due to the expiration of a student’s contract period. The entire increase was due to increases in course attendance which is illustrated in the increase in revenue earned from deferred revenue.

Direct Course Expenses

There are two components of costs included in direct course expenses. The first component is variable and is consistent with the costs associated with revenues received. These costs include instructor fees, facility costs, and travel expenses. The second component relates to the costs associated with the initial free course that is provided. The introductory course is offered to provide information to the student about our products and services. There is no revenue associated with the initial course. The revenue that is generated relates to future courses that are purchased and attended at a later date. The costs relating to these initial courses then have a significant impact on the relationship between revenue and costs. In periods in which there is a significant amount of new initial courses, as compared to advanced courses, the percentage relationship between direct course expenses and revenue increases. In periods in which there are more advanced courses, as compared to initial courses, the percentage relationship between direct course expenses and revenue decreases.

Direct course expenses decreased to $19,500,000 for the year ended December 31, 2001 from $22,200,000 for the year ended December 31, 2000, due in part to a $3.4 million reduction in costs related to our internet division. Due to rapid advances in Internet technology, the lack of suitable web site designers, and lower than expected revenues, we ceased offering Internet courses in 2001. The decrease is also due to the decrease in the amount of courses that were held during the year ended December 31, 2001 of 600 compared to 728 in the comparable prior period and is also due to the increase in initial courses offered to 216 courses for the year ended December 31, 2001 compared to 290 courses for the comparable prior period.

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

Liquidity and Capital Resources at December 31, 2001

At December 31, 2001, we had cash of $6,900,000 as compared with $3,300,000 at December 31, 2000. This increase of $3,600,000 was attributable primarily to cash provided by operations due to our net income reported for respective periods.

Our cash provided by operating activities was $5.2 million versus $3.5 million for the year ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

Our cash used in investing activities was $829,000 and $1,500,000 for the year ended December 31, 2001 and 2000, respectively. Our investing activities for the years ended December 31, 2001 and 2000 were primarily attributed to the purchase of office property and equipment, $658,000 compared to $1,440,000 and related party transactions, $89,000 compared to $63,000, as described in the accompanying financial statements. We also used $875,000 during the year ended December 31, 2001 reducing our long term and officer/stockholder debt.

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

Interest Rate Risk – From time to time the Company temporarily invests its excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company’s management monitors risk exposure to monies invested in securities of its financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk exposure for changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. In addition, certain of the Company’s debt instruments have interest rate floors and ceilings.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

ITEM 8.	FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Whitney Information Network, Inc. and Subsidiaries

Cape Coral, Florida

We have audited the accompanying consolidated balance sheets of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

EHRHARDT KEEFE STEINER & HOTTMAN PC

March 20, 2002

Denver, Colorado

LARRY LEGEL, CPA

Practice Concentrating in

Taxation and Securities

5100 N. Federal Highway, Suite 409

Ft. Lauderdale, FL 33308

(954) 493-8900 Office

(954) 493-8300 Fax

e-mail: LarryLegel@aol.com

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors of the

Whitney Information Network, Inc.

Cape Coral, FL 33907

I have audited the accompanying consolidated balance sheet of Whitney Information Network, Inc. (formerly WIN Systems, International, Inc.) as of December 31,1999, and the related statements of consolidated operations, changes in consolidated stockholders’ equity, and consolidated cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

/S/ LARRY LEGEL
Larry Legel
Certified Public Accountant

January 19, 2001

Ft. Lauderdale, Florida

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2001	2000
Assets
Current assets
Cash and cash equivalents	$6,889,275	$3,316,905
Accounts receivable, net of allowance of $0 (2001) $91,885 (2000)	525,878	1,793,454
Due from affiliates, net	159,591	70,490
Prepaid advertising and other	953,661	625,028
Income taxes receivable and prepayments	497,499	1,893,999
Inventory	136,544	268,663
Deferred seminar expenses	3,638,556	2,644,404

Total current assets	12,801,004	10,612,943

Property and equipment, net	3,628,447	2,965,925
Investment in foreign corporation	82,500	—
Other assets	32,918	75,729

Total non-current assets	3,743,865	3,041,654

Total assets	$16,544,869	$13,654,597

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,152,337	$1,942,804
Accrued seminar expenses	435,360	349,341
Deferred revenue	23,937,349	22,640,442
Accrued expenses	702,548	458,982
Current portion of long-term debt	62,500	—
Current portion of note payable—officer/stockholder	62,500	—

Total current liabilities	26,352,594	25,391,569
Long-term debt, less current portion	512,500	1,200,000
Note payable—officer/stockholder, less current portion	62,500	—

Total liabilities	26,927,594	26,591,569

Commitments and contingencies
Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 7,878,023 (2001) and 7,528,022 (2000)	337,102	67,102
Paid-in capital	900	900
Accumulated deficit	(10,720,727)	(13,004,974)

Total stockholders’ deficit	(10,382,725)	(12,936,972)

Total liabilities and stockholders’ deficit	$16,544,869	$13,654,597

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2001	2000	1999
Sales	$42,157,740	$32,859,857	$26,775,589

Expenses
Seminar expenses	19,574,682	22,232,387	11,529,312
Advertising and sales expense	11,563,640	12,529,615	12,708,275
General and administrative expense	8,571,319	7,058,318	4,500,268

Total expenses	39,917,257	41,820,320	28,737,855

Income (loss) from operations	2,240,483	(8,960,463)	(1,962,266)

Other income (expense)
Interest and other income	356,989	267,344	—
Interest expense	(104,105)	(10,008)	—

	252,884	257,336	—

Net income (loss)	$2,493,367	$(8,703,127)	$(1,962,266)

Basic weighted average common shares outstanding	8,509,274	7,528,022	7,502,346

Basic income (loss) per common share	$.30	$(1.16)	$(0.26)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2001, 2000 and 1999

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance—December 31, 1998	7,500,047	$2,602	$900	$(2,339,581)	$(2,336,079)
Issuance of stock	27,975	64,500	—	—	64,500
Net loss	—	—	—	(1,962,266)	(1,962,266)

Balance—December 31, 1999	7,528,022	67,102	900	(4,301,847)	(4,233,845)
Net loss	—	—	—	(8,703,127)	(8,703,127)

Balance—December 31, 2000	7,528,022	67,102	900	(13,004,974)	(12,936,972)
Issuance of stock for software	163,334	245,000	—	—	245,000
Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	(250,000)	(250,000)
Issuance of stock for services	16,667	25,000	—	—	25,000
Net income	—	—	—	2,534,247	2,534,247

Balance—December 31, 2001	7,878,023	$337,102	$900	$(10,720,727)	$(10,382,725)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income (loss)	$2,534,247	$(8,703,127)	$(1,962,266)

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Allowance for doubtful accounts	(91,885)	91,885	—
Depreciation and amortization	292,522	169,933	18,267
Loss on disposal of assets	72,485	—	—
Stock issued for services	25,000	—	—
Changes in assets and liabilities
Accounts receivable	1,359,461	(489,780)	(415,296)
Prepaid advertising and other	(328,633)	44,079	(527,659)
Income taxes receivable and prepayments	1,396,500	(925,867)	(968,132)
Inventory	132,119	(268,663)	—
Deferred seminar expenses	(994,152)	(1,283,078)	(684,427)
Other assets	42,811	36,658	(141,905)
Accounts payable	(790,467)	1,346,341	31,755
Accrued seminar expenses	86,019	101,481	247,860
Deferred revenue	1,296,907	13,328,868	5,353,330
Accrued expenses	243,566	96,631	299,423

	2,742,253	12,248,488	3,213,216

Net cash provided by operating activities	5,276,500	3,545,361	1,250,950

Cash flows from investing activities
Purchase of property and equipment	(657,529)	(1,439,920)	(278,540)
Loans to affiliates, net	(89,101)	(63,244)	(120,345)
Investment in foreign corporation and land	(82,500)	—	—

Net cash used in investing activities	(829,130)	(1,503,164)	(398,885)

Cash flows from financing activities
Proceeds from sale of common stock	—	—	64,500
Payments of principal on long-term debt	(750,000)	—	—
Distribution to officer/stockholder	(125,000)	—	—
Net repayments of loans from affiliates	—	—	(12,428)

Net cash (used in) provided by financing activities	(875,000)	—	52,072

Net increase in cash and cash equivalents	3,572,370	2,042,197	904,137
Cash and cash equivalents—beginning of year	3,316,905	1,274,708	370,571

Cash and cash equivalents—end of year	$6,889,275	$3,316,905	$1,274,708

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

Whitney Education Group, Inc. is licensed by the State of Texas as a Certified Proprietary School, effective January 8, 1999.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

Organization and History (continued)

Whitney Mortgage.com, Inc. incorporated in Florida on September 30, 1999 has no significant operations and is intended to operate as a full service internet mortgage broker affiliated with a national internet mortgage provider. Brokering mortgages represents an expansion from educational seminars into a different industry.

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

Whitney Consulting Services, Inc. incorporated in Wyoming on July 28, 1998 under the name of Financial Consulting Services, Inc. and the name was changed to Whitney Consulting Group, Inc. on April 28, 1999 when that corporation was acquired by Win Systems International, Inc. which then changed its name to Whitney Consulting Services, Inc. on March 21, 2000. Whitney Consulting Services, Inc. is located in Salt Lake City, Utah and is an operating subsidiary that markets training programs and financial training seminars and an individual one-on-one mentor program.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Whitney Information Network, Inc. and the following wholly owned subsidiary corporations: Whitney Education Group, Inc.; Whitney Internet Services, Inc.; Russ Whitney’s Wealth Education Centers, Inc. and its wholly owned subsidiary corporations, Russ Whitney’s Wealth Education Center of Jackson, MS, Inc. and Russ Whitney’s Wealth Education Center of Atlanta, GA, Inc.; Whitney Consulting Services, Inc.; Whitney Canada, Inc.; Whitney Mortgage.com, Inc.; Wealth Intelligence Network, Inc.; Precision Software Services, Inc.; and Whitney U.K. Limited; All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consists of trade receivables from the sale of educational seminars and services for which a contract has been entered into, payments has not been received, and the related revenue has been deferred. An adjustment is recorded to write off any amounts deemed to be unrealizable and uncollectible. Generally, this adjustment is applied to deferred revenue resulting in no net effect on the Company’s income statement. As such, the Company believes no allowance for doubtful accounts is necessary as of 2002 and 2001.

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

Revenue Recognition, Deferred Revenue and Deferred Expenses

The Company recognizes revenue for the sale of products and software, upon delivery. Revenue from educational seminars and services is recognized upon the earlier of (1) when the non-refundable deposit is received for the seminars and the seminar has taken place; or (2) upon the contractual expiration of the Company’s obligation to provide a seminar only if the seminar was paid for. Deferred revenue is recorded when the seminar proceeds are received or a contract is entered into for a seminar prior to the related seminar taking place. Expenses for commission payments made to Company speakers for revenues generated are deferred until the related revenue is recognized.

Advertising Expense and Prepaid Advertising

The Company expenses advertising costs as incurred. Advertising costs were approximately $7,829,406, $7,340,540 and $4,696,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. Advertising costs recorded as prepaid as of December 31, 2002 and 2001 were $733,227 and $467,737 respectively.

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

Intangible/Long-Lived Assets

Intangible/long-lived assets include customer lists, trademarks, and loan costs and are recorded at cost. Customer lists and trademarks are being amortized over their estimated useful lives of fifteen years. Loan costs are amortized over the term of the loan. The Company reviews its long-lived assets under SFAS No. 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 2002, management performed impairment testing in accordance with SFAS 144 and determined that impairment was not considered necessary.

Investment in Foreign Corporation

The Company acquired a 20% ownership interest in a Central American corporation in 2001. The Company accounts for its investment using the equity method of accounting and records its proportionate share of the corporation’s profit or loss. The Company’s share of the corporation’s profits for the year ended December 31, 2002 was $102,257. Operations of the investee corporation were not significant in 2001.

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

Basic Income Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128). Prior to 2001, all dilutive potential common shares had an antidilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share.

Note 12—Income Taxes (TAKEN FROM QUIZNO’S)

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company’s basic and diluted loss per share are equivalent and accordingly only basic loss per share has been presented.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets”. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after January 1, 2001.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2002. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or included amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

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

In November 2001, the Company paid $212,500 for a 20% interest in a Central American corporation named Rancho Monterrey, S.A. which was formed in April 2001 to own, operate, improve and sell certain real estate in Central America. As part of the investment in Rancho Monterrey, S.A., the Company received a 12 acre parcel of land valued at $130,000, resulting in a net investment of $82,500. An entity affiliated with the majority stockholder of the Company purchased an additional 20% interest during 2001.

Note 3—Related Party Transactions

The following balances due from (to) related parties are as follows:

	December 31,
	2001	2000
Due from Whitney Leadership Group	$232,126	$160,587
Due from RAW, Inc.	9,071	11,743
Due to Precision Software Services, Inc.	—	(32,425)
Due to Trade Marketing, Inc.	(16,000)	—
Due to MRS Equity Corp	(65,606)	(69,415)

	$159,591	$70,490

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 4—Property and Equipment

Property and equipment consist of the following:

	December 31,
	2001	2000
Building	$2,266,053	$2,207,482
Equipment	1,158,694	517,718
Furniture and fixtures	364,893	316,770
Land	132,500	—
Construction in progress	103,063	—
Leasehold improvements	81,516	122,658

	4,106,719	3,164,628

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Less accumulated depreciation	(478,272)	(198,703)

	$3,628,447	$2,965,925

Depreciation expense for the periods ended December 31,:

2001	$289,682
2000	$166,434
1999	$18,267

Note 5—Long-Term Debt and Note Payable—Related Party

Long-term debt consists of:

	December 31,
	2001	2000
Note payable to seller of building, interest at a variable interest rate, adjusted semi-annually based on the prime rate (8.0% total as of December 31, 2001) and shall not exceed 10% or fall below 8% during the first three years of the mortgage. Monthly interest-only payments of $9,000 are payable through December 2004 at which time the note matures and all principal and accrued interest is due. Collateralized by real property.	$450,000	$1,200,000
Note payable to the previous minority shareholder of Precision Software Services, Inc. relating to the Company’s acquisition. Principal and interest payments due beginning in January 2002. Interest at the prime rate plus 1.5% (7.0% total at December 31, 2001). The note matures in December 2003.	125,000	—

	575,000	1,200,000
Less current portion	(62,500)	—

	$512,500	$1,200,000

Note payable- related party consists of:

	December 31,
	2001	2000
Note payable to the previous majority shareholder of Precision Software Services, Inc., an officer and majority shareholder of the Company, relating to the Company’s acquisition. Principal and interest payments due beginning in January 2002. Interest at the prime rate plus 1.5% (7.0% total at December 31, 2001). The note matures in December 2003.	$125,000	$—
Less current portion	(62,500)	—

	$62,500	$—

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements.

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total
2002	$62,500	$62,500	$125,000
2003	62,500	62,500	125,000
2004	—	450,000	450,000

	$125,000	$575,000	$700,000

Note 6—Commitments and Contingencies

Operating Leases

The Company leases the following properties: (1) its headquarters building in Cape Coral, Florida (Note 3); (2) its telemarketing facility in Draper, Utah; and (3) its Whitney Canada location in Ontario. These leases expire from May 2002 to October 2006.

Rent expense for all operating leases was:

Year Ending December 31,
2001	$225,232
2000	$257,198
1999	$139,105

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,	Related Party Leases	Other Leases	Total
2002	$58,053	$79,321	$137,374
2003	—	78,771	78,771
2004	—	81,929	81,929
2005	—	85,199	85,199
2006	—	73,350	73,350

	$58,053	$398,570	$456,623

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements.

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

The following table presents the activity for options outstanding:

	Options Not Related To A Plan	Weighted Average Exercise Price
Outstanding—December 31, 1998	369,000	$2.00
Granted	471,650	$1.88
Forfeited/canceled	(52,850)	$(1.96)

Outstanding—December 31, 1999	787,800	$1.92
Granted	385,000	$1.97
Forfeited/canceled	(79,150)	$(1.92)

Outstanding—December 31, 2000	1,093,650	$1.94
Granted	10,000	$1.70
Forfeited/canceled	(181,850)	$(1.94)

Outstanding—December 31, 2001	921,800	$1.94

The following table presents the composition of options outstanding:

Range of Exercise Prices	Number of Options Outstanding	Price*	Life*	Number of Options Exercisable
$ 1.70	10,000	$ 1.70	9.74	—
$ 1.75	45,000	$ 1.75	8.35	—
$ 1.88	309,800	$ 1.88	7.68	309,800

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

$2.00	557,000	$2.00	7.61	139,250

$1.70 to $2.00	921,800	$1.94	7.69	449,050

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

	For the Years Ended December 31,
	2001	2000	1999
Net income (loss)—as reported	$2,493,367	$(8,703,127)	$(1,962,266)
Net income (loss)—pro forma	$2,519,497	$(9,423,077)	$(2,764,071)
Basic income (loss) per common share—as reported	$0.33	$(1.16)	$(0.26)
Basic income (loss) per common share—pro forma	$0.33	$(1.25)	$(0.36)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2001	2000	1999
Approximate risk free rate	6.00%	6.00%	6.00%
Average expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Volatility	85.00%	115.00%	115.00%
Estimated fair value of total options granted	$14,750	$719,950	$801,805

Note 8—Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2001	2000	1999
Numerator for diluted income (loss) per common share	$2,534,247	$(8,703,127)	(1,962,266)

Denominator for basic earnings per share—weighted average shares	7,587,474	7,528,022	7,502,396
Effect of dilutive securities—options and warrants	921,800	—

Denominator for diluted earnings per share—adjusted weighted average shares	8,509,274	7,528,022	7,502,396

Diluted income (loss) per common share	$0.30	$(1.16)	(0.26)

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

The following provides revenues received by external customers for each group of similar products and services for the years ended Deember 31, 2002, 2001 and 2000.

	For the Years Ended December 31,
Segment	2001	2000	1999
Real Estate Products/Services	$38,024,356	$24,851,765
Real Estate Mentoring/Coaching	3,315,936	3,460,842
Commission/Other	805,049	1,113,686
Teach Me To Trade	—	—
Internet sales	12,399	3,433,564

Total revenues	$42,157,740	$32,859,857

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10—Income Taxes

At December 31, 2001, the Company had net operating losses(NOL) of approximately $168,000 related to US federal, foreign and state jurisdictions. Utilization of the net operating losses, which expire at various times starting in the years 2002 through 2021, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax asset are approximately as follows:

	December 31,
	2001	2000
Deferred tax asset from NOL carryforward	$62,500	$5,252,000
Deferred tax asset from deferred revenue	4,647,000
Deferred tax asset (liability) from deferred expense/revenue	(1,606,000)	(1,005,000)

Total deferred tax assets	3,103,500	4,247,000
Valuation allowance for deferred tax assets	(3,103,500)	(4,247,000)

Net deferred tax asset	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Please be advised of the chronology of related events:

11/14/00	The Company terminated BDO Seidman, LLP as auditors on November 14, 2000 subsequent to the Whitney Board of Directors meeting on that morning approving both the termination of BDO Seidman and tentatively approving the restating of the financial statements subject to evaluation of the results of the forthcoming discussion to be held with the SEC on November 17, 2000 and recommendation by management thereafter. BDO’s last communication to the Company was that BDO had agreed to prepare the financial statements either way as long as the SEC approved the way that was chosen. The Company agreed with BDO that the financial statements could be prepared either way subject to SEC approval. Therefore, there was no disagreement with BDO at the time they were terminated. The Company did not disagree with BDO over an accounting method, but did disagree with BDO over their fees. The fees dispute is not the subject of this filing.

11/17/00	The Company representatives attended a meeting in Washington, DC with SEC staff re: deferred expenses at which time the SEC stated that the Company should restate the financial statements

11/20/00	The Company approved and filed Edgar Form 8-K reporting on the termination of BDO Seidman, LLP without having received any letter from BDO Seidman, LLP. Their letter was received later in the day on November 20, 2000

11/21/00	Actual date of acceptance of transmission of 11/20 filing as accepted by SEC/Edgar

11/20/00	The Company received cessation of services letter from BDO Seidman, LLP which was dated November 14, 2000, but not received until the afternoon of November 20, 2000

11/22/00	The Company filed Edgar Form 8-K/A#1 reporting the BDO Seidman, LLP letter received November 20, 2000.

11/29/00	The Company filed the third Edgar form on the issue, Form 8-K/A#2 with corrections and additions required by the SEC pertaining to the BDO Seidman auditor termination.

12/4/00	The Company’s Board of Directors approved management’s decision to restate financial statements for change of accounting method.

12/4/00	Company received letter from SEC re: correcting the Forms 8K and 8-K/A to an Item 4 matter instead of an Item 1 matter.

12/4/00	Company received second letter from BDO Seidman, LLP re: termination of services, which letter included for the first time a notice by BDO Seidman of a disagreement over accounting issues.

12/5/00	Company issued a Press Release which had been prepared days earlier announcing the decision to restate financial statements.

12/7/00	Company approved for filing Edgar Form 8-K/A#3 reporting second BDO Seidman letter.

12/7/00	The Company approved for filing Edgar Form 8-K reporting the Press Release

12/8/00	The Company filed Edgar Form 8-K/A#3 reporting second BDO Seidman letter.

12/8/00	The Company filed Edgar Form 8-K reporting Press Release.

12/13/00	The Company received a fax from SEC requesting an additional Form 8-K/A filing to explain the disagreement

12/20/00	The Company filed Edgar Form 8-K/A#4 explaining that the timing differences caused the appearance of a disagreement with BDO Seidman but actually at the time BDO Seidman was terminated, there were no disagreements.

12/20/00	The Company sent a copy of Amendment #4 to BDO Seidman.

It should be further noted that BDO Seidman was hired by the Company in August, 2000. In September, 2000, BDO sent an SOP 93-7 research paper which was marked preliminary draft agreeing with the position of the Company.

At that time, the Miami partner of BDO Seidman and the audit manager agreed with the position of the Company that the financial statements had been correctly prepared.

It was not until October, 2000 that the Chicago office and national SEC partner of BDO Seidman overruled their Miami audit partners and reversed the position of BDO Seidman on the issue. There was disagreement with the BDO partners over the issue. At that point, there was also a disagreement between the revised and official BDO position and the Company’s position.

However, later, and prior to dismissing BDO Seidman, the Company did agree to accept the SEC position which was also BDO’s revised position. The Company has taken the position that all interim disagreements with BDO Seidman had been resolved prior to the dismissal and therefore were not required to be explained in Form 8-K, which requires the disclosure of any disagreements at the time of the dismissal.

On February 8, 2000, the Board of Directors of Whitney Information Network, Inc. passed a resolution to engage the audit services of Ehrhardt Keefe Steiner & Hottman, PC. There have been no disagreements with Ehrhardt Keefe Steiner & Hottman, PC.

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

Each director serves for a term of three years and one-third of the directors are elected at the annual meeting of shareholders. The Company’s officers are appointed by the Board of Directors and hold office at the discretion of the Board.

Russell A. Whitney – Chief Executive Officer and Chairman of the Board of Directors

Mr. Whitney was a founder and has been the Chief Executive Officer and Chairman of the Board of Directors of the Company and its predecessor, since 1987. Since 1992, Mr. Whitney has been Chief Executive Officer of Whitney Education Group, Inc. (formerly Win Systems, Inc.) that is engaged in the business of education and training. Since October 1998, Mr. Whitney has been the President and a member of the Board of Directors of 1311448 Ontario, Inc. 1311448 Ontario is in the business of education and training. Since October 1998, Mr. Whitney has been the President and a member of the Board of Directors of Whitney Canada, Inc. Whitney Canada is in the business of education and training. Since February 1999, Mr. Whitney has been the President and a member of the Board of Directors of Wealth Intelligence Network, Inc. Wealth Intelligence Network is in the business of education and training. Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Whitney Internet Services, Inc. Whitney Internet Services is in the business of providing Internet services, education and training. Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Whitney Consulting Services, Inc. Whitney Consulting is in the business of providing telemarketing services. Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Russ Whitney’s Wealth Education Centers, Inc. Russ Whitney’s Wealth Education Centers are in the business of education and training. Since June 1999, Mr. Whitney has been the President and a member of the Board of Directors of Russ Whitney’s Wealth Education Centers of Jackson, Mississippi, Inc. Since March 1991, Mr. Whitney has been Chief Executive Officer of Whitney Leadership Group, Inc., a Florida corporation located in Cape Coral, Florida engaged in the business of publishing and marketing. Since February 1995, Mr. Whitney has been President of RAW, Inc., a Florida corporation engaged in the business of buying, selling and investing in real estate which is located in Cape Coral, Florida. From August 1993 to November 2001, Mr. Whitney was the Vice President of Precision Software Services, Inc., a Florida corporation located in Cape Coral, Florida, which is engaged in the business of developing and licensing software primarily for the real estate and small business industries. Precision Software Services, Inc. was acquired by Whitney Information Network in November 2001. Since this time, Mr. Whitney has been the President and a member of the Board of Precision Software Services, Inc. Since March 1992, Mr. Whitney has been President of MRS Equity Corp., a Florida corporation located in Cape Coral, Florida, which is engaged in the business of selling mortgage related products and services. Since November 1996, Mr. Whitney has been affiliated with Teamwork Communications, Inc., a company that provides sales and marketing services located in Cape Coral, Florida.

Richard W. Brevoort – President and a member of the Board of Directors.

Since August 1998, Mr. Brevoort has been a member of the Board of Directors of the Company and spends substantially full-time on Company matters. Mr. Brevoort became the President of Whitney Education Group, Inc. (formerly, Win Systems, Inc.) in February 1997, and President of the Company in August 1998. From January 1984 to February 1991, Mr. Brevoort was the President of the Hudson Agency, a marketing company based in New York City. From September 1970 to October 1975, Mr. Brevoort was a Deputy Finance Administrator and Commissioner of Tax Collection. From June 1969 to August 1970, Mr. Brevoort was an Assistant Administrator of Economic Development. From August 1968 to March 1969, Mr. Brevoort was a Deputy Commissioner of Commerce. From March 1966 to November 1966, Mr. Brevoort was a Director of Weights and Measures for the City of New York. From November 1975 to December 1983, Mr. Brevoort was the Chief of Staff for the Democratic Party in the New York State Senate. From 1982 to 1987, Mr. Brevoort was a member of the Board of Directors of the New York City Convention Center. From 1996 to 1997, Mr. Brevoort was an Instructional Supervisor of the Trace Program at Bronx Community College. From 1968 to 1969, Mr. Brevoort was a member of an Advisory Committee for the New York City Superintendent of Schools. Mr. Brevoort has been included in the 1996 Who’s Who in America and 1996 Who’s Who in the World.

Ronald S. Simon – Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors, and persons who own more than 10% of the registered class of the Company’s equity securities to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a)forms they file.

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

Name and Principal Position	Year	Annual Salary ($)		Bonus ($)	Other Compensation ($)	Underlying Stock Options/ Award (s) (#)	LTIP Payouts ($)	All Compensation ($)
Russell Whitney, CEO	2001 2000 1999	$ $ $	250,000 250,000 67,344	— — —	— — —	— — —	— — —	$ $ $	250,000 250,000 67,344
Richard Brevoort, President	2001 2000 1999	$ $ $	100,000 75,000 44,093	— — —	— — —	— — —	— — —	$ $ $	100,000 75,000 44,093
Ronald Simon, CFO	2001 2000 1999	$ $ $	55,000 47,500 42,770	— — —	— — —	— — —	— — —	$ $ $	55,000 47,500 42,770

There are no retirement, pension, or profit sharing plans for the benefit of the Company’s officers and directors. The Company has adopted a Non-Qualified Incentive Stock Option Plan and the Company supplies health insurance to its officers, directors and employees.

The following grants of stock options, whether or not in tandem with stock appreciation rights (‘SARs’) and freestanding SARs have been made to officers and/or directors:

Name	Number of Underlying Securities Options/SARs Granted	Number of Underlying Securities Options/SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh)	No. of Options Exercised	Expiration Date
Richard Brevoort	243,000	68,000	$2.00	—	09/01/2008
Ronald Simon	218,000	68,000	$2.00	—	09/01/2008

(1)	75,000 options were granted to Mr. Brevoort and 125,000 options were granted to Mr. Simon, all at an exercise price of $1.875, on August 31, 1999. Mr. Brevoort and Mr. Simon were previously granted 25,000 options each at an exercise price of $2.00 on September 1, 1998. On May 1, 2000, Mr. Brevoort and Mr. Simon each held 68,000 warrants which were converted to option shares at an exercise price of $2.00 per share. The expiration date of such option shares is September 1, 2008. At the date of this report no options have been exercised.

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

The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name and Address of Owner	Number of Shares	Position	Percent of Class
Russell A. Whitney 4818 Coronado Parkway Cape Coral, Florida 33904	6,650,000	Chief Executive Officer and Chairman of the Board of Directors	84.41%
Richard W. Brevoort 4500 S.E. Fifth Place #206 Cape Coral, Florida 33904	146,500	President Director	1.86%
Ronald S. Simon 1402 Beechwood Trail Fort Myers, Florida 33919	34,000	Secretary/Treasurer Chief Financial Officer Director	0.43%
All officers and directors as a group (3 persons)	6,830,000		86.70%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

At December 31, 2001, the Company was owed $232,126 by Whitney Leadership Group, Inc., a company owned and controlled by Mr. Whitney, which owns the rights to our television real estate infomercials which we use to attract students to our free informational training sessions.

MRS Equity Corp. provides software products and services to the company which it markets that allow mortgagees to pay their mortgages every two weeks rather than monthly thereby reducing mortgage costs over the life of the mortgage and the Company provides MRS Equity Corp. with payroll services. MRS Equity is a wholly owned subsidiary corporation of Equity Corp. Holdings, which is owned and controlled by Mr. Whitney.

Precision Software Services, Inc., develops and licenses software to the Company. Mr. Whitney owned a controlling interest in Precision Software Services, Inc. until it was acquired by the Company on November 1, 2001 in an exchange of stock with Mr. Whitney and an employee/shareholder of Precision Software Services, Inc. for 333,334 shares of the Company’s common stock valued at $1.50 per share. Mr. Whitney received 170,000 shares of the Company’s stock.

The Company provides payroll services to Whitney Leadership Group, Inc. and in the past, Whitney Leadership Group, Inc. has lent money to the Company. Mr. Whitney is President and Chief Operating Officer of Whitney Leadership Group.

Corporation Service Company, formally, United States Fiduciary Corp., provides telemarketing and instructor services for the Company. Mr. Whitney and Mr. Simon are directors of the board of United States Fiduciary Corp. Corporation Company provided trainers for some of our asset protection courses and formation services under which it created legal entities, for use by our students. We collected the formation fees and passed the funds to Corporation Company.

The amount of purchased products (software books, tapes, and supplies) from affiliates is as follows:

	2001	2000	1999
MRS Equity Corp.	$720,504	$273,525	$254,826
Precision Software Services, Inc.	$371,644	$378,525	$318,089

The amount of payments made for commissions and fees from affiliates is as follows:

	2001	2000	1999
Whitney Leadership Group, Inc.	$279,313	$230,476	$368,702
Corporation Corp (formerly United States Fiduciary Corp.)	$458,877	$418,096	$—

The payroll service amounts are as follows:

	2001	2000	1999
MRS Equity Corp.	$53,105	$170,422	$111,724
Precision Software Services, Inc.	$—	$68,811	$38,605
Whitney Leadership Group, Inc.	$—	$80,956	$82,787
Raw, Inc.	$—	$10,869	$—

The terms of all of the transactions between related parties were no less favorable than could be obtained from independent third parties.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.	Description
3.1*	Articles of Incorporation.

3.2*	Bylaws.

3.3*	Amended Articles of Incorporation

3.4*	Amended Articles of Incorporation

4.1*	Specimen Stock Certificate.

27.1*	Financial Data Schedule

99.1*	Class A Warrant Agreement

99.2*	Class B Warrant Agreement

99.3*	Non-Qualified Incentive Stock Option Plan

99.4*	Office Lease

*	Incorporated by reference to exhibit filed with Form 10SB12G (Sec File No. 000-27403).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: September 5, 2003	By:	/s/ RICHARD W. BREVOORT
Richard W. Brevoort President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	Chief Executive Officer Chairman	September 5, 2003

/s/ RICHARD W. BREVOORT Richard W. Brevoort	President and Director	September 5, 2003

/s/ RICHARD S. SIMON Ronald S. Simon	Secretary/Treasurer/Chief Financial Officer/ Principal Accounting Officer and Director	September 5, 2003