Form 10-Q/A
period 2002-03-31
WHITNEY INFORMATION NETWORK INC
filed 2003-09-05
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Registrant’s telephone number, including area code (239) 542-8999

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

And for the Three Months Ended March 31, 2002 and 2001

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,487,222	$6,889,275
Accounts receivable	382,455	525,878
Due from affiliates, net	245,553	159,591
Note receivable	100,000	—
Prepaid advertising and other	785,315	953,661
Income taxes receivable and prepayments	170,999	497,499
Inventory	136,964	136,544
Deferred seminar expenses	3,052,726	3,638,556

Total current assets	16,361,234	12,801,004

Other assets
Property and equipment, net	3,716,583	3,628,447
Investment in foreign corporation	82,500	82,500
Other assets	35,109	32,918

Total other assets	3,834,192	3,743,865

Total assets	$20,195,426	$16,544,869

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,320,417	$1,152,337
Accrued seminar expenses	479,209	435,360
Deferred revenue	23,410,895	23,937,349
Accrued expenses	1,335,871	702,548
Current portion of long-term debt	42,859	62,500
Current portion of note payable-officer/stockholder	42,859	62,500

Total current liabilities	26,632,110	26,352,594
Long-term debt, less current portion	512,500	512,500
Note payable-officer/stockholder, less current portion	62,500	62,500

Total liabilities	27,207,110	26,927,594

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding.	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,878,023 shares issued and outstanding.	337,102	337,102
Paid-in capital	900	900
Accumulated deficit	(7,349,686)	(10,720,727)

Total stockholders’ deficit	(7,011,684)	(10,382,725)

Total liabilities and stockholders’ deficit	$20,195,426	$16,544,869

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Sales	$15,453,018	$11,233,678

Expenses
Seminar expenses	6,148,203	4,444,735
Advertising and sales expense	3,074,267	2,847,130
General and administrative expense	2,951,493	1,935,496

Total expenses	12,173,963	9,227,361

Income (loss) from operations	3,279,055	2,006,317
Other income (expense)
Interest and other income	103,593	—
Interest expense	(11,607)	(47,700)

Income (loss) before income taxes	3,371,041	1,958,617
Income taxes	—	—

Net income (loss)	$3,371,041	$1,958,617

Basic and fully diluted income (loss) per share	$.43	$.26

Weighted average shares outstanding	7,878,023	7,528,022

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$3,371,041	$1,958,617

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Allowance for doubtful accounts	—	(15,127)
Depreciation and amortization	92,129	59,984
Changes in assets and liabilities
Accounts receivable	143,423	(327,874)
Prepaid advertising and other	168,346	(465,209)
Income taxes receivables and prepayments	326,500	—
Inventory	(420)	4,407
Deferred seminar expenses	585,830	(31,732)
Other assets	(2,191)	15,014
Accounts payable	168,080	(794,992)
Accrued seminar expense	43,849	(203,433)
Deferred revenues	(526,454)	1,321,519
Accrued expenses	633,323	(73,245)

	1,632,415	(510,688)

Net cash provided by operating activities	5,003,456	1,447,929

Cash flows from investing activities
Note receivable	(100,000)	—
Purchases of property and equipment	(180,265)	(26,040)
Loans (to) from affiliates, net	(85,962)	121,000

Net cash provided (used) by investing activities	(366,227)	94,960

Cash flows from financing activities
Payments of principal on long-term debt	(39,282)	—

Net cash used in financing activities	(39,282)	—

Net increase in cash and cash equivalents	4,597,947	1,542,889
Cash and cash equivalents, beginning of period	6,889,275	3,316,905

Cash and cash equivalents, end of period	$11,487,222	$4,859,794

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

Note 2—Related Party Transactions (continued)

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

The following balances are due from (to) related parties:

	March 31, 2002	December 31, 2001
	(Unaudited)
Due from Whitney Leadership Group	$315,443	$232,126
Due from RAW, Inc.	55,835	9,071
Due to Trade Marketing, Inc.	(16,000)	(16,000)
Due to MRS Equity Corp	(109,725)	(65,606)

	$245,553	$159,591

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

Note 4—Income Taxes

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

The accompanying balance sheet includes the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
Deferred tax asset from NOL carryforward	$696,000	$62,500
Deferred tax asset (liability) from deferred expense/revenue recognition	1,283,000	3,041,000

Total deferred tax assets	1,979,000	3,103,500
Valuation allowance for deferred tax assets	(1,979,000)	(3,103,500)

Net deferred tax asset	$—	$—

Note 5—Subsequent Event

In April 2002, the Board of Directors authorized the issuance of 591,250 stock options to employees at an exercise price of $1.81, which was equal to market value. The Board also approved the conversion of 187,500 Class A warrants to stock options at an exercise price of $2.00.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

None of the Company’s business is subject to seasonal fluctuations.

Revenues: Total revenue for the three months ended March 31, 2002 was $15,453,000 an increase of $4,219,000 or 37% compared to the same period in 2001 of $11,234,000. A large portion of the increase in revenue was due to our customers’ contract periods that expired and we had previously made changes in our internal policies concerning contract terms with our customers. Specifically, in the past, we had permitted customers to extend their contract period which caused an extension of the time revenue was deferred. Our contract terms no longer permit students to extend contracts, therefore, we effectively recognized revenue previously deferred under the old policy. During the first three months of 2002, there were 107 attendees of advanced courses compared to 106 attendees of advanced courses for the same period in 2001. The levels of registrations and attendance in all other courses offered by us remained relatively constant. We expect to grow our operations and student base in the future both domestically and internationally. We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets. We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.

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

General and Administrative expenses increased to $2,951,493 an increase of $1,015,997, or 52.6% over the comparable period in 2001 of $1,935,496. This increase is due primarily to increased personnel hired in the last half of 2001 to handle the increase in the Company’s volume and management bonuses issued for the first quarter of 2002, which approximated $640,000.

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

More than 24,000 new students register for one or more of the Company’s programs each month. The Company’s success can also be attributed to the fact that a large percentage of its gross annual revenue can be attributed to repeat business, a factor that also indicates students find its training is effective.

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

The Company’s cash provided by operating activities was $5.00 million and $1.45 million for the three months ended March 31, 2002 and 2001, respectively. In the first quarter 2001, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

The Company’s cash (used in) provided by investing activities was $(366,227) and $94,960 for the three months ended March 31, 2002 and 2001, respectively. The Company’s investing activities for the three months ended March 31, 2002 and 2001 were primarily attributable to the purchase of office property and equipment and related party transactions described in the accompanying financial statements.

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
Richard W. Brevoort
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney	Chief Executive Officer Chairman	September 5, 2003
Russell A. Whitney

/s/ Richard W. Brevoort	President and Director	September 5, 2003
Richard W. Brevoort

/s/ Richard S. Simon Richard S. Simon	Secretary/Treasurer/Chief Financial Officer/ Principal Accounting Officer and Director	September 5, 2003