Form 10-Q/A
period 2002-06-30
WHITNEY INFORMATION NETWORK INC
filed 2003-09-05
CIK 1095276

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

PART 1

Item 1.	Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements

As of June 30, 2002 and December 31, 2001

And for the Six Months Ended June 30, 2002 and 2001

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,619,019	$6,889,275
Accounts receivable	1,075,664	525,878
Due from affiliates, net	185,978	159,591
Prepaid advertising and other	329,286	953,661
Income taxes receivable and prepayments	170,999	497,499
Inventory	361,108	136,544
Deferred seminar expenses	3,172,822	3,638,556

Total current assets	17,914,876	12,801,004

Other assets
Property and equipment, net	4,775,808	3,628,447
Note receivable	165,030	—
Investment in foreign corporation	82,500	82,500
Other assets	34,373	32,918

Total other assets	5,057,711	3,743,865

Total assets	$22,972,587	$16,544,869

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$740,959	$1,152,337
Accrued seminar expenses	497,194	435,360
Deferred revenues	23,110,730	23,937,349
Accrued expenses	2,240,795	702,548
Current portion of long-term debt	27,826	62,500
Current portion of note payable-officer/stockholder	27,826	62,500

Total current liabilities	26,645,330	26,352,594
Long-term debt, less current portion	512,500	512,500
Note payable-officer/stockholder	62,500	62,500

Total liabilities	27,220,330	26,927,594

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,878,023 shares issued and outstanding	337,102	337,102
Paid in capital	900	900
Accumulated deficit	(4,585,745)	(10,720,727)

Total stockholders’ deficit	(4,247,743)	(10,382,725)

Total liabilities and stockholders’ deficit	$22,972,587	$16,544,869

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$17,535,080	$11,950,654	$32,988,098	$23,184,332

Expenses
Seminar expenses	6,178,397	5,517,334	12,326,600	9,962,069
Advertising and sales expense	4,444,758	3,638,757	7,519,025	6,485,887
General and administrative expense	2,871,039	1,959,442	5,822,532	3,894,938

Total expenses	13,494,194	11,115,533	25,668,157	20,342,894

Income from operations	4,040,886	835,121	7,319,941	2,841,438
Other income (expense)
Interest and other income	(11,146)	85,806	92,447	38,106
Interest expense	(26,249)	—	(37,856)	—

Income before income taxes	4,003,491	920,927	7,374,532	2,879,544
Income taxes	(1,239,550)	—	(1,239,550)	—

Net income	$2,763,941	$920,927	$6,134,982	$2,879,544

Basic weighted average shares outstanding	7,878,023	7,528,022	7,878,023	7,528,022

Basic income per share	$0.35	$.12	$0.78	$.38

Diluted weighted average common shares outstanding	8,242,205	7,528,022	7,989,785	7,528,022

Diluted income per common share	$.34	$.12	$.77	$.38

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities Net income	$6,134,982	$2,879,544

Adjustments to reconcile net income to net cash provided by operating activities
Allowance for doubtful accounts	—	32,660
Depreciation and amortization	186,965	124,104
(Gain) loss of disposal of fixed assets	(11,487)	41,410
Changes in assets and liabilities
Accounts receivable	(549,786)	(1,230,232)
Prepaid advertising and other	624,375	(432,838)
Income tax receivable and payments	326,500	—
Inventory	(224,564)	104,057
Deferred seminar expenses	465,734	(586,200)
Other assets	(1,455)	61,879
Accounts payable	(411,378)	(1,406,575)
Accrued seminar expense	61,834	59,148
Deferred revenues	(826,619)	2,520,078
Other liabilities	1,538,247	653,027

	1,178,366	(59,482)

Net cash provided by operating activities	7,313,348	2,820,062

Cash flows from investing activities
Purchases of property and equipment	(1,322,839)	(90,278)
Notes receivable from investment	(165,030)	—
Loans (to) from affiliates, net	(26,387)	(88,585)

Net cash used by investing activities	(1,514,256)	(178,863)

Cash flows from financing activities
Payments on long-term debt	(34,674)	—
Payments on note payable – officer/stockholder	(34,674)	—

Net cash used by financing activities	(69,348)	—

Net increase in cash and cash equivalents	5,729,744	2,641,199
Cash and cash equivalents, beginning of year	6,889,275	3,316,905

Cash and cash equivalents, end of period	$12,619,019	$5,958,104

Supplemental cash flow information:

Cash paid for income taxes was $0 for the six months ended June 30, 2002 and 2001, respectively.

Cash paid for interest was $38,000 and $54,000 for the six months ended June 30, 2002 and 2001, respectively.

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 1 – Significant Accounting Policies

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

Note 2 – Related Party Transactions

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

Notes to Financial Statements

Note 2 – Related Party Transactions (continued)

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

The following balances are due from (to) related parties:

	June 30, 2002	December 31, 2001
	(Unaudited)
Due from Whitney Leadership Group	$375,360	$232,126
Due from RAW, Inc.	6,215	9,071
Due to Trade Marketing, Inc.	(16,000)	(16,000)
Due to MRS Equity Corp	(179,597)	(65,606)

	$185,978	$159,591

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

Notes to Financial Statements

Note 4 – Income Taxes

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

The accompanying balance sheet includes the following:

	June 30, 2002	December 31, 2001
	(Unaudited)
Deferred tax asset from NOL carryforward	$—	$62,500
Deferred tax (liability) asset from deferred expense/revenue recognition	(1,007,000)	3,041,000

Total deferred tax (liability) asset	(1,007,000)	3,103,500
Valuation allowance for deferred tax asset	—	(3,103,500)

Net deferred tax liability	$(1,007,000)	$—

Note 5 – Stockholders’ Equity

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

Revenues: Total revenue for the six months ended June 30, 2002 was $32,988,000, an increase of $9,804,000 or 43% compared to the same period in 2001 of $23,184,000. A large portion of the increase in revenue was due to our customers’ contract periods that expired and we had previously made changes in our internal policies concerning contract terms with our customers. Specifically, in the past, we had permitted customers to extend their contract period which caused an extension of the time revenue was deferred. Our contract terms no longer permit students to extend contracts, therefore, we effectively recognized revenue previously deferred under the old policy. During the first six months of 2002, there were 226 attendees of advanced courses compared to 216 attendees of advanced courses for the same period in 2001. The levels of registrations and attendance in all other courses offered by us remained relatively constant. We expect to grow our operations and student base in the future both domestically and internationally. We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets. We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow theses markets to be profitable in the long-term.

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

General and administrative expenses consist primarily of payroll related expenses, insurances office and facility expenses, and depreciation expenses.

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

The Company’s cash provided by operating activities was $7.31 million and $2.82 million for the six months ended June 30, 2002 and 2001, respectively. In the first half of 2002, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.

The Company’s cash used in investing activities was $1,514,256 and $178,863 for the six months ended June 30, 2002 and 2001, respectively. The Company’s investing activities for the three months ended June 30, 2002 and 2001 were primarily attributable to the purchase of property and equipment.

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