Form 10-Q/A
period 2002-09-30
WHITNEY INFORMATION NETWORK INC
filed 2003-09-05
CIK 1095276

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

And for the Nine and Three Months Ended September 30, 2002 and 2001

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,657,496	$6,889,275
Accounts receivable	821,285	525,878
Due from affiliates, net	257,284	159,591
Prepaid advertising and other	375,146	953,661
Income taxes receivable and prepayments	—	497,499
Inventory	380,440	136,544
Deferred seminar expenses	3,307,453	3,638,556

Total current assets	14,799,104	12,801,004

Other assets
Property and equipment, net of accumulated depreciation of $802,507 and $478,272, respectively	8,327,869	3,628,447
Intangibles, net of accumulated amortization of $11,111 and $0, respectively	976,889	—
Investment in foreign corporation	184,757	82,500
Other assets	27,128	32,918

Total other assets	9,516,643	3,743,865

Total assets	$24,315,747	$16,544,869

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,296,702	$1,152,337
Accrued seminar expenses	278,965	435,360
Deferred revenues	22,288,574	23,937,349
Accrued expenses	1,004,211	702,548
Deferred tax liability	1,531,399	—
Current portion of long-term debt	312,528	62,500
Current portion of note payable-officer/stockholder	12,528	62,500

Total current liabilities	26,724,907	26,352,594
Long-term debt, less current portion	512,500	512,500
Note payable-officer/stockholder	62,500	62,500

Total liabilities	27,299,907	26,927,594

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 8,090,374 and 7,878,023 shares issued and outstanding, respectively	928,516	337,102
Paid in capital	900	900
Accumulated deficit	(3,913,576)	(10,720,727)

Total stockholders’ deficit	(2,984,160)	(10,382,725)

Total liabilities and stockholders’ deficit	$24,315,747	$16,544,869

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$13,875,257	$9,239,054	$46,863,355	$32,423,386

Expenses
Seminar expenses	6,930,288	4,214,547	19,256,888	14,176,616
Advertising and sales expense	2,877,541	2,773,480	10,396,566	9,259,367
General and administrative expense	3,270,867	2,000,768	9,093,399	5,895,706

Total expenses	13,078,696	8,988,795	38,746,853	29,331,689

Income from operations	796,561	250,259	8,116,502	3,091,697
Other income (expense)
Interest and other income	254,643	130,775	347,090	222,881
Interest expense	(9,002)	(24,481)	(46,858)	(78,481)

Income before income taxes	1,042,202	356,553	8,416,734	3,236,097
Income taxes	370,033	—	1,609,583	—

Net income	$672,169	$356,553	$6,807,151	$3,236,097

Basic weighted average shares outstanding	7,958,955	7,528,022	7,905,438	7,528,022

Basic income per share	$0.08	$0.05	$0.86	$0.43

Diluted weighted average common shares outstanding	8,478,127	7,669,835	8,169,145	7,528,022

Diluted income per common share	$0.08	$0.05	$0.83	$0.43

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance—December 31, 2000	7,528,022	67,102	900	(13,004,974)	(12,936,972)
Issuance of stock for software	163,334	245,000	—	—	245,000
Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	(250,000)	(250,000)
Issuance of stock for services	16,667	25,000	—	—	25,000
Net income	—	—	—	2,534,247	2,534,247

Balance—December 31, 2001	7,878,023	337,102	900	(10,720,727)	(10,382,725)
Issuance of stock for assets purchased	189,655	550,000	—	—	550,000
Issuance of stock for stock options exercised	20,125	36,914	—	—	36,914
Issuance of stock for services	2,571	4,500	—	—	4,500
Net income	—	—	—	6,807,151	6,807,151

Balance—September 30, 2002	8,090,374	$928,516	$900	$(3,913,576)	$(2,984,160)

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

Revenues:    Total revenue for the nine months ended September 30, 2002 was $46,863,000, an increase of $14,440,000 or 44% compared to the same period in 2001 of $32,423,000. A large portion of the increase in revenue was due to our customer’s contract periods that expired and we had previously made changes in our internal policies concerning contract terms with our customers. Specifically, in the past, we had permitted customers to extend their contract period which caused an extension of the time revenue was deferred. Our contract terms no longer permit students to extend contracts, therefore, we effectively recognized revenue previously deferred under the old policy. During the first nine months of 2002, there were 342 attendees of advanced courses compared to 329 attendees of advanced courses for the same period in 2001. The levels of registrations and attendance in all other courses offered by us remained relatively constant. We expect to grow our operations and student base in the future both domestically and internationally. We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets. We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.

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
Russell A. Whitney President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	President/Director/Chief Executive Officer/Chairman	September 5, 2003

/S/ RONALD S. SIMON Ronald S. Simon	Secretary/Treasurer/Chief Financial Officer/ Principal Accounting Officer and Director	September 5, 2003

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