Form 10-K/A
period 2002-12-31
WHITNEY INFORMATION NETWORK INC
filed 2003-09-05
CIK 1095276

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

In February 2003 we filed a Registration Statement on Form S-1 covering the sale of up to 1,150,000 units of our securities, through Newbridge Securities Corporation as our managing underwriter, at a purchase price of between $5.00 and $6.00 per unit. Each unit consists of one share of common stock and one common stock purchase warrant. In August 2003, we elected to postpone this offering.

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

We also develop and sell educational resource materials which we prepare to support our course offerings and for sale to the general public. We do not sell real estate, securities or mortgage refinancing business.

Initially, we focused primarily on basic and advanced real estate training programs which we offered throughout the United States. Although our U.S. based real estate products & services represented approximately 95% of our revenue in 2002, we have gradually expanded our course offerings and geographical markets. We currently offer approximately 150 educational courses and training programs per month covering more than 20 financially-oriented subjects which we provide either for free or on a fee basis to over 12,000 attendees per month. For the year ended December 31, 2002, approximately 90% of our revenue was generated from domestic sales and 10% was generated from sales made in Canada and the United Kingdom. For the year ended December 31, 2002, 60% of our revenue was generated from repeat customers. Tuition ranges from approximately $3,000 to $32,000 per course of study. Our training is offered in the U.S. and internationally:

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating revenue	$62,145,237	$42,157,740	$32,859,857	$26,775,589	$13,760,208
Profit(loss) from continuing operations	$6,229,740	$2,534,247	$(8,703,127)	$(1,962,266)	$(2,238,307)
Profit(loss) from continuing operations per share	$.78	$.33	$(1.16)	$(.26)	$(.30)
Total assets	$26,167,287	$16,626,475	$13,654,597	$6,284,403	$2,327,228
Long-term obligations	$1,606,410	$575,000	$1,200,000	$––	$64,979
Stockholders’ (deficit) equity	$(3,102,555)	$(10,382,725)	$(12,936,972)	$4,233,845	$2,336,079
Cash flow from operations	$9,731,185	$5,276,500	$3,545,361	$1,250,950	$619,468

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

Results Of Operations

Year Ended December 31, 2002 Compared to December 31, 2001

Revenue

Total revenue for the year ended December 31, 2002 was $62,145,000, an increase of $19,945,000 or 47% compared to the same period in 2001 of $42,200,000. Revenue earned from deferred revenue was $32,900,000 for the year ended December 31, 2002 compared to $23,600,000 for the comparable period in 2001. Of these amounts, $20,332,000 and $12,557,000, respectively was recognized due to the expiration of a student’s contract period. Attendance at advanced training courses accounted for approximately $7,000,000 in additional revenue combined with approximately $4,000,000 additional revenue through co-marketing efforts via strategic alliances with other companies. A large portion of this revenue was recognized because our customers’ contract periods had expired and we had previously made changes in our internal policies concerning contract terms with our customers. Specifically, in the past, we had permitted customers to extend their contract period which caused an extension of the time revenue was deferred. Our contract terms no longer permit students to extend contracts, therefore, we effectively recognized revenue previously deferred under the old policy. We expect to continue to grow our operations both domestically and internationally and expect to continue our revenue growth. The UK and Canadian based sales for 2002 were approximately 10% of gross revenue, foreign operations were not significant in prior periods.

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

Direct course expenses increased for the year ended December 31, 2002 to $28,400,000, an increase of $8,600,000 or 44% over the prior comparable period in 2001 of $19,700,000. This increase is consistent with the increase in the amount of all types of courses that were held during the year ended December 31, 2002 of 690 courses compared to 600 in the comparable prior period and is also due to the increase in initial courses offered to 244 courses for the year ended December 31, 2002 compared to 216 courses for the comparable prior period.

Advertising, Selling and General and Administrative Expenses

Advertising and sales expense, of which advertising represents approximately 60% of the expenses for the year ended December 31, 2002, were $13,900,000, an increase of $2,300,000 or 21% compared to $11,600,000 in the prior period. This increase in advertising and sales expense is consistent with the increase in direct course expenses relative to the increase in the amount of events held during the year ended December 31, 2002.

General and administrative expenses increased to $13,904,000, an increase of $5,300,000 or 62% compared to $8,600,000 for the same period in 2001. This increase was due primarily to increased personnel hired to handle the increase in our volume of business. Included in general and administrative expenses were $109,000 related to our airplane and $26,000 related to our facility in Costa Rica.

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

Liquidity and Capital Resources at December 31, 2002

At December 31, 2002, we had cash of $12,100,000 as compared with $6,900,000 at December 31, 2001. This increase of $5,200,000 was attributable primarily to cash provided by operations due to our net income reported for the respective periods.

Our cash provided by operating activities was $9.7 million versus $5.3 million for the period ended December 31, 2001. In the year ended December 31, 2002, cash flows from advanced training programs were positively impacted by increased collection efforts.

Our cash used in investing activities was $4,900,000 and $829,000 for the years ended December 31, 2002, and 2001, respectively. The increase in cash used in investing for the year ended December 31, 2002 was due to our acquisition of Teach Me To Trade ($688,000), the purchase of an airplane ($2,100,000), the purchase of land ($1,200,000), and progress payments on our facility in Costa Rica ($900,000). The Teach Me To Trade acquisition added programs which provide instruction in stock market investment techniques. Our airplane purchase allows us to transport our trainers to scheduled training sessions around the U.S. when commercial air travel is unavailable due to weather conditions or a lack of flight schedule flexibility. We also allow our executives to use the airplane when we believe our executives will be able to save time compared to commercial flight schedules. We subsequently financed $1,200,000 of the purchase price of the airplane. This note is payable in monthly principal and interest payments at the LIBOR rate plus 3.42% (4.87% at December 31, 2002) and is due in December 2018. This note is secured by the airplane and is personally guaranteed by our Chairman up to $170,000.

At December 31, 2002 we had unused amounts under two letters of credit aggregating $1,500,000 collateralized by our certificates of deposit. These letters of credit expire in January 2004 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively.

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

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt	Operating Lease Commitments	Total
2003	––	162,105	115,292	277,397
2004	––	498,573	89,952	588,525
2005	––	52,341	88,547	140,888
2006	––	56,405	73,359	129,764
2007	––	60,784	––	60,784
Thereafter	––	938,307	––	938,307

Total	––	1,768,515	367,150	2,135,665

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

Year Ended December 31, 2001 Compared to December 31, 2000

Revenue

Total revenue for the year ended December 31, 2001 was $42,200,000, an increase of $9,300,000 or 28% compared to the same period in 2000 of $32,900,000. Revenue earned from deferred revenue was $23,600,000 for the year ended December 31, 2001 compared to $11,300,000 for the comparable period in 2000 of these amounts, $12,557,000 and $2,092,000 respectively, was recognized due to the expiration of a student’s contract period. The entire increase was due to increases in course attendance which is illustrated in the increase in revenue earned from deferred revenue.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2002	2001	2000
Sales	$62,145,237	$42,157,740	$32,859,857

Expenses
Direct course expenses	28,384,333	19,741,418	22,337,708
Advertising and sales expense	13,936,860	11,563,640	12,198,784
General and administrative expense	13,863,598	8,571,319	7,283,828

Total expenses	56,184,791	39,876,377	41,820,320

Income (loss) from operations	5,960,446	2,281,363	(8,960,463)

Other income (expense)
Interest and other income	339,842	356,989	267,344
Interest expense	(70,548)	(104,105)	(10,008)

	269,294	252,884	257,336

Net income (loss)	$6,229,740	$2,534,247	$(8,703,127)

Basic weighted average common shares outstanding	7,952,180	7,587,474	7,528,022

Basic income (loss) per common share	$0.78	$0.33	$(1.16)

Diluted weighted average common shares outstanding	9,334,605	8,509,274	7,528,022

Diluted income (loss) per common share	$0.67	$0.30	$(1.16)

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stockholders’ Equity and Transactions (continued)

Stock Based Compensation Plans (continued)

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*
$1.70	10,000	2,500	$1.70	8.49
$1.75	45,000	11,250	$1.75	7.10
$1.81	330,225	82,556	$1.81	9.00
$1.88	288,800	288,800	$1.88	6.43
$2.00	683,400	323,475	$2.00	7.12
$3.10	15,000	3,750	$3.10	9.43
$3.70	152,500	38,125	$3.70	9.92

$1.70 to $3.70	1,524,925	750,456		7.70

*	Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2002	2001	2000
Numerator for diluted income (loss) per common share	$6,229,740	$2,534,247	$(8,703,127)

Denominator for basic earnings per share—weighted average shares	7,952,180	7,587,474	7,528,022
Effect of dilutive securities—options and warrants	1,382,425	921,800	—

Denominator for diluted earnings per share—adjusted weighted average shares	9,334,605	8,509,274	7,528,022

Diluted income (loss) per common share	$0.67	$0.30	$(1.16)

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

	For the Years Ended December 31,
Segment	2002	2001	2000
Real Estate Products/Services	$53,339,275	$38,024,356	$24,851,765
Real Estate Mentoring/Coaching	6,486,180	3,315,936	3,460,842
Commission/Other	1,739,436	805,049	1,113,686
Teach Me To Trade	574,484	—	—
Internet sales	5,862	12,399	3,433,564

Total revenues	$62,145,237	$42,157,740	$32,859,857

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

The accompanying balance sheets include the following:

	December 31,
	2002	2001

Deferred tax asset from NOL carryforward	$1,301,000	$62,500
Deferred tax asset from deferred revenue	—	4,647,000
Deferred tax liability from deferred expenses	(1,142,000)	(1,606,000)

Total deferred tax assets	159,000	3,103,500
Valuation allowance for deferred tax assets	(159,000)	(3,103,500)

Net deferred tax asset	$—	$—

In 2001, the Company operated under 18 month contracts that required the Company to recognize revenue when received for tax reporting purposes rather than when the course was taken. Thus, at December 31, 2001 a significant deferred tax asset existed related to the taxation of this revenue. In 2002, the Company changed its contract to be a 12 month contract, which among other items, allowed it to recognize revenue for tax purposes under the same method that it has recognized for financial reporting purposes. Thus, at the end of 2002 the Company’s deferred tax asset associated with revenue had reversed and is the reason that the tax net operating loss had increased significantly at the end of 2002.

Note 11—Employee Benefit Plan

The Company has a 401(K) employee savings plan for eligible employees, which provides for a Company matching contribution determined each year at the discretion of the Company. No Company contributions were charged to operations for the years ended December 31, 2002, 2001 and 2000, respectively.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2001
Revenues	$11,233,678	$11,950,654	$9,239,054	$9,734,354
Operating expenses	9,227,361	11,115,533	8,988,795	10,544,688
Gross profit (loss)	2,006,317	835,121	250,259	(810,334)
Net income (loss)	1,958,617	920,927	356,553	(701,850)
Basic income (loss) per share (1)	0.26	0.12	0.05	(0.10)
Diluted earnings (loss) per share (1)	0.23	0.11	0.04	(0.10)

December 31, 2002
Revenues	$15,453,018	$17,535,080	$13,875,257	$15,281,882
Operating expenses	12,173,963	13,494,194	13,078,696	17,437,938
Gross loss	3,279,055	4,040,886	796,561	(2,156,056)
Net income (loss)	3,371,041	2,763,941	672,169	(577,411)
Basic earnings (loss) per share (1)	0.43	0.35	0.08	(0.08)
Diluted earnings (loss) per share (1)	0.33	0.30	0.07	(0.03)

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

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

Name	Number of Underlying Securities Options/SARs Granted 1999- 2001		Number of Underlying Securities Options/ SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh) (weighted average)	No. of Options Exercised	Expiration Date	Grant Date Present Value
Russell A. Whitney	76,000	(1)	76,000	$1.31	0	04/2005-04/2008	94,500	(4)
Richard Brevoort (2)	143,000	(3)	—	$1.934	0	08/2004–09/2008	262,500	(4)
Ronald S. Simon	293,000		—	$1.919	0	08/2004–09/2008	351,500	(4)

(1)	Comprised of options granted to family members of Mr. Whitney.
(2)	Mr. Brevoort passed away in September 2002.
(3)	Includes 25,600 options granted to family members of Mr. Brevoort. The remaining options are now held by Mr. Brevoort’s estate.
(4)	Our present value computations were based upon the following assumptions: 115% volatility, ten year life, risk free rate of return of 6% and a 0% dividend yield.

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

We provide payroll services to Whitney Leadership Group, Inc., a company owned and controlled by Mr. Whitney and, in the past, we have loaned money to Whitney Leadership. As of December 31, 2002 no amounts were owed to or from Whitney Leadership. Whitney Leadership owns the rights to our television & real estate infomercials, which we use to attract students to our free informational training sessions. In 2002 we loaned to Whitney Leadership an aggregate of $232,126, which was repaid in September 2002. We loaned these funds to Whitney Leadership to fund its participation in travel shows.

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

Whitney and Mr. Simon were directors of that company until the fourth quarter of 2001. Corporation Company provided training for some of our asset protection courses and formation services under which it created legal entities for us by our students. We collected the formation fees & passed the funds on to Corporation Company.

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
Russell A. Whitney Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	Chairman of the Board of Directors and Chief Executive Officer	September 5, 2003

/s/ RONALD S. SIMON Ronald S. Simon	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Director	September 5, 2003

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