Form 10-Q/A
period 2003-03-31
WHITNEY INFORMATION NETWORK INC
filed 2003-09-05
CIK 1095276

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operations uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company's SEC filings, including the Company's Report on Form 10SB, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to March 31, 2002

  Revenue

     Total revenue for the three months ended March 31, 2003 was $13,303,839, a decrease of $2,149,170 or 13.9% compared to the same period in 2002 of $15,453,018. Recognized revenue from deferred revenue was $5,254,138 for the three months ended March 31, 2003 compared to $10,250,301 for the comparable period in 2002. Of these amounts, $449,225 and $7,500,866, respectively, was recognized due to the expiration of the student's contract period. The decrease in revenue is due to the decrease in the advanced courses attended by students in the period compared to the previous period. During the first three months of 2003, there were 650 attendees of advanced courses compared to 1,239 attendees of advanced courses for the same period in 2002. The levels of registrations and attendance in all other courses offered by us remained relatively constant. Despite an overall increase in new student registrations of advanced courses during this period, attendance and earned revenue were reduced due to travel concerns by our students, heightened by the war in Iraq. We believe that the first quarter of 2003 is not a trend and expect revenue to return to the levels of growth that have been experienced in the previous periods. This belief is illustrated in the approximately $6,000,000 increase in deferred revenue in 2003 that will ultimately become revenue that was not present in the previous period. We expect to continue to grow our operations and student base in the future both domestically and internationally. We expect to grow domestically through the development of our Teach Me To Trade segment using our same real estate business model. We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets. We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.

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

Direct course expenses increased for the first quarter of 2003 to $7,574,372, an increase of $1,426,169 or 23.2% over the prior comparable period in 2002 of $6,148,203. This increase is consistent with the increase in the amount of all types of courses that were held during the three months ended March 31, 2003 of 229 compared to 103 in the comparable prior period and is also due to the increase in initial courses offered to 86 courses for the three months ended March 31, 2003 compared to 45 courses for the comparable prior period.

Advertising, Selling and General and Administrative Expenses and Sales Expenses

Advertising and sales expenses, of which advertising represented approximately 60% of these expenses for the three months ended March 31, 2003, was $4,540,615, an increase of $1,466,348 or 47.7% compared to the same period in 2002. The increase in advertising and sales expenses is due to an increase in media buys due to the expansion in the number of events being held by the Teach Me To Trade division, and by the increased events in the United Kingdom. Also, advertising and sales expenses increased due to recognizing those expenses that gave rise to the deferred revenues this period while conversely, we were not able to recognize those revenues which were deferred to future periods under generally accepted accounting principles.

General and administrative expenses consist primarily of payroll related expenses, insurance, office and facility expenses, and depreciation expense.

General and administrative expenses consist primarily of payroll related expenses, insurance, office and facility expenses, and depreciation expense. General and administrative expenses increased to $3,836,939, an increase of $885,446, or 30% over the comparable period in 2002 of $2,951,493. This increase is due primarily to our hiring 64 new employees, net of terminations, to handle the increase in our volume, which was offset partially by a $250,000 decrease in merchant fee expense for the use of credit cards due to a change of banks. Additionally, management bonuses increased in the first quarter of 2003, approximating $650,000.

Net Income

Net Loss for the three months ended March 31, 2003 was $1,411,379 as compared with a net income of $3,371,041 for the three months ending March 31, 2002, a decrease of $4,782,420 or 141.9% or a per share net loss of $.17 per share as compared to net income of $.43 per share for the prior period. The decrease is directly attributable to the increase in deferred revenues in 2003 over the prior period, the decrease in the amount of revenue recognized due to expirations, increased general and administrative expenses and a proportionate increase in advertising expenses.

Liquidity and Capital Resources at March 31, 2003

Our capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $3,704,948 to $15,785,501 at March 31, 2003, compared to an increase of $4,597,947 in the previous comparable period in 2002. The decrease in the increase in cash for the three months ended March 31, 2003 compared to March 31, 2002 is primarily due to a $5,894,420 decrease in before tax income, which was offset by a $6,396,063 and $1,671,593 increase in the deferred revenue and deferred expenses balances, respectively.

Our cash provided by operating activities was $3.92 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. In the first quarter 2002, cash flows from advanced training programs were positively impacted by increased collection efforts by our sales associates accompanying the instructors and trainers at the training locations.

Our cash used in investing activities was $183,120 and $366,227 for the three months ended March 31, 2003 and 2002, respectively. Our investing activities for the three months ended March 31, 2003 and 2002 were primarily attributable to the purchase of office property and equipment, $67,313 compared to $180,265, and related party transactions, $115,807 compared to $85,962 described in the accompanying financial statements.

The following reflects our commitments for capital expenditures, debt and other commitments.

                                               Operating
                      Capital                    Lease
                    Expenditures    Debt(1)   Commitments     Total
                    ------------  ----------  -----------  ----------
2003                    --        $  121,261  $  82,995    $  204,256
2004                    --           861,073     89,952       951,025
2005                    --           352,341     88,547       440,888
2006                    --           356,405     73,359       429,764
2007                    --            60,784         --        60,784
Thereafter              --           938,305         --       938,305
                    ------------  ----------  ----------   ----------
Total                   --        $2,609,169  $ 334,853    $3,025,022
-------------
(1) Includes the debt associated with our purchase of two related companies, Equity Corp. Holdings, Inc and Whitney Leadership Group, Inc. The purchase price of Whitney Leadership was $1,200,000 paid to our Chairman and his wife, payable $300,000 in cash at closing and a $900,000 promissory note payable in semiannual installments beginning in February 2004 bearing an interest rate of 7%. The purchase price of Equity Corp. Holdings was $250,000 paid to our Vice President--Marketing, payable $62,500 in cash at closing, 62,500 shares of common stock, and a promissory note of $62,500 due in February 2004 bearing an interest rate of 7%. The Equity Corp. Holdings transaction additionally provides for the assumption of a $4,750,000 promissory note due to our Chairman due $1,000,000 in July 2003 and 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009 at an interest rate of 7%. We expect to be able to satisfy these commitments by using cash on hand and cash provided by operations. We do not expect these transactions to have a significant impact on our financial results due to the fact that the products were purchased from these entities at cost and these entities have insignificant operations with nonaffiliates.

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

                                            WHITNEY INFORMATION NETWORK, INC.

Dated: September 5, 2003                    By:/s/ Russell A. Whitney
       -----------------                       ----------------------
                                                   Russell A. Whitney
                                                   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                            Title                                              Date
---------                            -----                                              ----
/s/Russell A. Whitney                President/Director/Chairman/                       September 5, 2003
---------------------
Russell A. Whitney                   Chief Executive Officer

/s/Richard S. Simon                  Secretary/Treasurer/Chief Financial Officer/       September 5, 2003
-------------------
Richard S. Simon                     Principal Accounting Officer and Director

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