Form 10-Q
period 2003-09-30
WHITNEY INFORMATION NETWORK INC
filed 2003-11-14
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarter Ended September 30, 2003

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

  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The Issuer had 8,167,749 and 8,096,624 common shares of common stock outstanding as of September 30, 2003 and December 31, 2002.

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements
As of September 30, 2003 and December 31, 2002
And for the Nine Months Ended September 30, 2003 and 2002

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,830,249	$12,080,553
Accounts receivable, net	709,057	507,919
Due from foreign corporation investment	715,119	—
Due from affiliates	26,898	4,089
Prepaid advertising and other	1,494,341	696,441
Inventory	546,780	363,555
Deferred income taxes	4,193,000	—
Deferred seminar expenses	5,552,448	2,907,414
Total current assets	29,067,892	16,559,971

Property and equipment, net	15,080,630	8,406,370
Intangible assets, net	5,964,381	989,061
Investment in foreign corporation	984,757	184,757
Notes receivable and other assets	424,579	27,128
Total non-current assets	22,454,347	9,607,316

Total assets	$51,522,239	$26,167,287

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,504,246	$1,762,614
Accrued seminar expenses	1,189,248	63,622
Deferred revenues	44,807,919	24,549,429
Accrued expenses	2,166,490	1,125,662
Current portion of long-term debt	658,299	103,051
Current portion of note payable-officer/stockholder	979,095	59,054
Total current liabilities	52,305,297	27,663,432

Long-term debt, less current portion	4,146,955	1,606,410
Note payable – officer/stockholder, less current portion	3,750,000	—
Total liabilities	60,202,252	29,269,842

Commitments and contingencies

Minority interest in SCB Building LLC	2,000,000	—

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 8,167,749 (2003) and 8,096,624 (2002)	1,090,755	939,832
Paid-in capital	448,600	448,600
Accumulated deficit	(12,219,368)	(4,490,987)
Total stockholders’ deficit	(10,680,013)	(3,102,555)

Total liabilities and stockholders’ deficit	$51,522,239	$26,167,287

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$23,567,782	$13,875,257	$54,292,606	$46,863,355

Expenses
Seminar expenses	12,562,345	6,930,288	30,346,604	19,256,888
Advertising and sales expense	7,822,763	2,877,541	18,846,614	10,396,566
General and administrative expense	6,788,176	3,270,867	15,793,780	9,093,399
Total expenses	27,173,284	13,078,696	64,986,998	38,746,853

Income (loss) from operations	(3,605,502)	796,561	(10,694,392)	8,116,502

Other income (expense)
Interest and other income	14,225	254,643	32,961	347,090
Interest expense	(18,461)	(9,002)	(59,950)	(46,858)

Income (loss) before income taxes	(3,609,738)	1,042,202	(10,721,381)	8,416,734

Income taxes	2,038,909	370,033	4,193,000	1,609,583

Net (loss) income	$(1,567,738)	$672,169	$(6,528,381)	$6,807,151

Basic weighted average common shares outstanding	8,102,874	7,958,955	8,123,523	7,905,438

Basic income (loss) per common share	$(.19)	$0.08	$(.80)	$0.86

Diluted weighted average common shares outstanding	8,102,874	8,123,523	8,123,523	8,169,145

Diluted income (loss) per common share	$(.19)	$0.08	$(.80)	$0.83

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$(6,528,381)	$6,807,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity earnings in partnership	—	(102,257)
Depreciation and amortization	948,769	346,251
(Gain) loss of disposal of fixed assets	—	3,377
Deferred income taxes	(4,193,000)	1,531,399
Stock issued for services	—	4,500
Changes in assets and liabilities
Accounts receivable	(916,257)	(295,407)
Prepaid advertising and other	(797,900)	578,515
Income tax receivable and payments	—	497,499
Inventory	(183,225)	(243,896)
Deferred seminar expenses	(2,645,034)	331,103
Other assets	27,128	5,790
Accounts payable	741,632	144,365
Accrued seminar expense	1,125,626	(156,395)
Deferred revenues	20,258,490	(1,648,775)
Other liabilities	1,040,828	301,663
	15,407,057	1,297,732
Net cash provided by operating activities	8,878,676	8,104,883

Cash flows from investing activities
Purchases of property and equipment	(273,350)	(4,725,939)
Purchase of equity interest in building	(2,000,000)	—
Purchase of intangible assets	(450,000)	—
Notes receivable	(424,579)	—
Purchase of equity interest in foreign company	(150,000)	—
Loans (to) affiliates, net	(22,809)	(97,693)
Net cash used by investing activities	(3,320,738)	(4,823,632)

Cash flows from financing activities
Payments of principal on long-term debt	(554,207)	(499,972)
Principal payments on note payable – officer/stockholder	(79,959)	(49,972)
Proceeds from exercise of stock options	25,924	36,914
Distributions to officer/stockholder	(1,200,000)	—
Net cash used in financing activities	(1,808,242)	(513,030)

Net increase in cash and cash equivalents	3,749,696	2,768,221

Cash and cash equivalents - beginning of the period	12,080,553	6,889,275

Cash and cash equivalents - end of period	$15,830,249	$9,657,496

Supplemental cash flow information:
Cash paid for income taxes was $0 for the nine months ended September 30, 2003 and 2002, respectively.
Cash paid for interest was $59,950 and $24,000 for the nine months ended September 30, 2003 and 2002, respectively.

Supplemental disclosure of non-cash activity:

See notes to consolidated financial statements.

During 2003, the Company acquired a $650,000 equity interest in its investment in foreign corporation through the issuance of debt.

During 2003, the Company acquired a 50% equity interest in a LLC constructing an office building.  The other 50% member has a $2,000,000 minority interest in the LLC which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage.

During 2003, the LLC increased value of the building by $1,000,000 through the use of proceeds of long-term debt.

During 2003, the Company acquired the common stock of MRS Equity Corp. which resulted in $4,875,000.  Of this amount $125,000 was paid through the issuance of the Company’s common stock and through the assumption of $4,750,000 notes payable to the majority stockholder by the Company.

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 1 – Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission February 7, 2003, which includes audited consolidated financial statements for the years ended December 31, 2002 and 2001.  The results of operations for the nine months ended September 30, 2003, may not be indicative of the results of operations for the year ended December 31, 2003.

Deferred Offering Costs

During 2003, the Company was in the process of stock registration.  Expenses related to this offering had been accounted for as deferred offering costs.  If the offering is successful, such costs would have been charged against the gross proceeds received.  If at any time it became probable that the offering would not be consummated or after an unreasonable postponement, such costs would be expensed.  As of September 30, 2003, the Company has expensed $330,245, previously recorded as deferred offering costs, as the registration has been postponed until 2004.

Note 2 – Acquisitions

In July 2003, the Company purchased two related companies, Equity Corp. Holdings, Inc. and Whitney Leadership Group, Inc.  The purchase price of Whitney Leadership was $1,200,000 paid to the Chairman and his wife, payable $300,000 in cash at closing and a $900,000 promissory note payable in semiannual installments beginning in February 2004 bearing an interest rate of 7%.  The purchase price of Equity Corp. Holdings was $250,000 paid to the Vice President of Marketing of Whitney Information Network, Inc., payable $62,5000 in cash at closing, $62,500 shares of common stock, and a promissory note of $62,500 due in February 2004 bearing an interest rate of 7%.  The Equity Corp. Holdings transaction additionally provides for the assumption of a $4,750,000 promissory note due to the Chairman due $1,000,000 in July 2003 and 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009 at an interest rate of 7%.

Note 3 – Related Party Transactions

The following balances due from related parties are as follows:

	September 30, 2003	December 31, 2002
	(unaudited)

Due from RAW, Inc.	$26,898	$4,089

The following balances were the amount of payroll services provided to related parties for the periods ended:

	For Nine Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)

MRS Equity Corp. (prior to the acquisition)	$63,204	$109,459
Whitney Leadership Group, Inc. (prior to the acquisition)	—	14,204
	$63,204	$123,663

The following balances were the amount of products purchased and payments made for registration fees and commissions from related parties for the periods ended:

	For Nine Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)

MRS Equity Corp. (prior to the acquisition)	$47,405	$543,325
Whitney Leadership Group, Inc. (prior to the acquisition)	88,358	186,564
	$135,763	$729,889

The Company has rented its corporate headquarters located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases.  Rentals under the related party lease were $51,493 and $58,383 for the nine months ended September 30, 2003 and 2002, respectively.  The Company leases approximately 8,700 square feet and the lease terminated in October 2002.  The Company currently pays rent on a month-to-month basis.

RAW, Inc. is a company owned by the Chairman of the Board of Whitney Information Network, Inc., which buys, sells and invests in real property.

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

Note 4 – Commitments and Contingencies

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

Note 5 – Notes Receivable

In May 2003, the Company entered into a management contract with Success Development, Inc. (“SDI”), which gave the Company control from May 2003 until November 2003.  The Company paid $450,000 at the time of the agreement for this arrangement.  This amount has been recorded as an intangible asset in the consolidated balance sheets and is being amortized over a six months life.  In addition, the Company advanced SDI $335,379 for working capital purposes, which has been recorded as notes receivable in the consolidated balance sheets and classified as current.  The note will be realized by crediting future payments to SDI for future revenues.  As part of this agreement, the Company has the option to purchase SDI in November 2003 after the contract expires for $1,000,000 in stock (Note 9).

In June 2003, the Company made advances to its foreign investment corporation in the amount of $125,000.  This amount has been recorded as a note receivable in the consolidated balance sheets and classified as current.

In September 2003, the Company advanced $715,119 to its foreign investment corporation in order for the corporation to make a mortgage payment.  This amount has been recorded as due from foreign investment corporation in the consolidated balance sheets and classified as current.

Note 6 – Investments

In June 2003, the Company paid $2,000,000 for an investment in the Southern Community Bank Building in Orlando Florida.  The payment resulted in a 50% equity interest in SCB Building, LLC (“SCB”) which is in the process of constructing a new office building which will provide SCB with rental income.  The Company has voting control of SCB and SCB has been consolidated into its consolidated balance sheet at September 30, 2003.  SCB has no rental operations at September 30, 2003, only the initial capital contributions and the additional construction draws for the building.  The remaining 50% member has been reflected as minority interest.  In July 2003, SCB entered into an agreement with a financial institution for a $8,000,000 construction loan of which $3,000,000 is outstanding at September 30, 2003.  The Company is a guarantor of this debt.

In June 2003, the Company acquired an additional 10% in its investment in a foreign corporation.  The purchase price was $800,000 payable in $150,000 in cash and a $650,000 promissory note due in equal monthly installments expiring in December 2003 bearing interest at a rate of 5%.  The Company now owns a 20% interest in the investment and the Company’s majority stockholder individually owns 20%.  The Company does not possess voting, management, or financial control over the investment.

Note 7 – Income Taxes

As of September 30, 2003 and December 31, 2002, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $17,250,000  and $3,100,000, respectively, which expire in the years 2003 through 2023.

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

The accompanying balance sheet includes the following:

	September 30, 2003	December 31, 2002
	(unaudited)

Deferred tax asset from NOL carryforward	$6,437,000	$1,301,000
Deferred tax liability from deferred expenses	(2,244,000)	(1,142,000)
Total deferred tax asset	4,193,000	159,000

Valuation allowance for deferred tax asset	—	(159,000)

Net deferred tax asset	$4,193,000	$—

Note 8 – Deferred Revenue

As of September 30, 2003, the Company has $44,807,919 recorded as a liability on its consolidated balance sheet for deferred revenue.  Deferred revenue represents cash that has been received by the Company from students for courses they have yet to attend.  The student’s contract stipulates that they have twelve months to attend their purchased courses.  The following represents the contract maturity of the contracts currently deferred.  These amounts are the minimum amount of revenue that will be recognized on the Company’s consolidated income statement in future periods.  The amounts do not include amounts for future revenues that will be generated and recognized, and the following revenues could be recognized faster if they are earned.

Month Ending,	Amount

October 2003	3,398,361
November 2003	4,520,276
December 2003	3,473,621
January 2004	1,542,114
February 2004	1,916,991
March 2004	3,053,751
April 2004	2,785,143
May 2004	3,858,947
June 2004	4,776,997
July 2004	4,461,902
August 2004	5,245,201
September 2004	5,774,615
$44,807,919

Note 9 – Subsequent Event

In October 2003, the Company entered into an agreement with SpeakTek, Inc. to acquire its stock for $1,400,000 at closing.  SpeakTek, Inc. is the holding company for Quantum Vision, Inc. which is the operating company.  Of this amount $400,000 is payable in cash, and $1,000,000 is payable in newly-issued, restricted common stock of the Company.  However, $250,000 of the common stock will be retained by the Company for a period of six months.

In October 2003, the Board of Directors of the Company approved that the Company exercise its option to purchase SDI, per the May agreement ending in November.  (Note 5)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue

Total revenue for the nine months ended September 30, 2003 was $54,292,606, an increase of $7,429,251 or 15.9 % compared to the same period in 2002 of $46,863,355.  Recognized revenue from deferred revenue was $17,097,205 for the nine months ended September 30, 2003 compared to $13,875,257 for the comparable period in 2002.  Of these amounts, $4,937,812 and approximately $6,000,000, respectively was recognized due to the expiration of the student’s contract period.  The increase in revenue is due to the increase in the courses attended by students in the period compared to the previous period.  During the first nine months of 2003, there were 11,910 attendees of advanced courses compared to 7,217 attendees of advanced courses for the same period in 2002.  The levels of registrations and attendance in all other courses offered by us remained relatively constant.  We believe that the first three quarters of 2003 is a trend and expect revenue to remain at the levels of growth that have been experienced in this current period.  This belief is illustrated in the approximately $20,258,490 increase in deferred revenue in 2003 from December 31, 2002 that will ultimately become revenue that was not present in the previous period.  This is further illustrated by the fact that $11,392,258 of our deferred revenue at September 30, 2003 will be realized into revenues as earned either through attendance or expiration by December 31, 2003.  We expect to continue to grow our operations and student base in the future both domestically and internationally.  We expect to grow domestically through the development of our Teach Me To Trade segment using our same real estate business model.  We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets.  We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.

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

Direct course expenses increased for the third quarter of 2003 to $30,346,604, an increase of $11,089,716 or 57.6% over the prior comparable period in 2002 of $19,256,888.  This increase is consistent with the increase in the amount of all types of courses that were held during the nine months ended September 30, 2003 of 952 compared to 612 in the comparable prior period and is also due to the increase in initial courses offered to 352 courses for the nine months ended September 30, 2003 compared to 219 courses for the comparable prior period.

Advertising, Selling and General and Administrative Expenses and Sales Expenses

Advertising and sales expenses, of which advertising represented approximately 52.1 % of these expenses for the nine months ended September 30, 2003, was $18,846,614, an increase of $8,450,048, or 81.3 % compared to the same period in 2002 of $10,396,566.  The increase in advertising and sales expenses is due to an increase in media purchases due to the expansion in the number of events being help by the Teach Me To Trade division, and by the increased events in the United Kingdom.  Also sales expenses increased due to recognizing those expenses that gave rise to the deferred revenues from prior periods.

General and administrative expenses consist primarily of payroll related expenses, insurance, office and facility expenses, and depreciation expense.  General and administrative expenses increased to $15,793,780, an increase of $6,700,381, or 73.7% over the comparable period in 2002 of $9,093,399.  This increase is due in part to our hiring 60 new employees, net of terminations, to handle the increase in our volume.  The increase is also due to the increase in payroll due to the increase in operations of our Whitney UK subsidiary ($2,000,000) and the new SDI/TMTT products not present in the previous period ($2,000,000)  Additionally, management bonuses increased in 2003, approximating $650,000.

Net Income (Loss)

Net loss for the nine months ended September 30, 2003 was $6,528,381 as compared with a net income of $6,807,151 for the nine months ending September 30, 2002, a decrease of $13,335,562 or 196 % or a per share net decrease of $1.66 per share as compared to net income of $.86 per share for the prior period.  The decrease is directly attributable to the increase in deferred revenues in 2003 over the prior period, the decrease in the amount of revenue recognized due to expirations, increased general and administrative expenses and proportionate increase in advertising expenses.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, we have funded its working capital and capital expenditures using cash and cash equivalents on hand.  Cash increased by $3,749,696 to $15,830,249 at September 30, 2003, compared to an increase of $2,768,221 in the previous comparable period in 2002.  The increase in the increase in cash is primarily attributed to cash provided by operations through the increase in deferred revenue ($22,000,000) which was partly offset by the increase in net loss ($15,000,000), deferred expenses ($3,000,000), and deferred taxes ($3,600,000).

Our cash provided by operating activities was $8.9 million and $8.10 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase in cash provided by operating activities is directly attributable to the decrease in net income prior to the increase in deferred revenues, deferred expenses, and deferred taxes.

Our cash used in investing activities was $3,320,738 and $4,823,932 for the nine months ended September 30, 2003 and 2002, respectively.  The Company’s investing activities for the nine months ended September 30, 2003 and 2002 were primarily attributable to the purchase of an equity interest in a building in 2003 for $2,000,000, and the purchase of property and equipment and intangibles of  $723,350 in 2003 compared to $4,725,939 in 2002.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt (1)	Operating Lease Commitments	Total
2003	—	$4,627,941	$82,995	$4,710,936
2004	—	1,048,571	89,952	1,138,523
2005	—	602,341	88,547	690,888
2006	—	606,405	73,359	679,764
2007	—	610,784	—	610,784
Thereafter	—	2,038,307	—	2,038,307
Total	—	$9,534,349	334,853	$9,869,202

(1) Includes the $3,000,000 of debt associated with the SCB Building LLC as current.  The $3,000,000 is the current draw on an $8,000,000 construction loan.  The Company is a guarantor of this debt.

Item 4. Disclosure Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Whitney Information Network, Inc.’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the most recent fiscal quarter.  In designing and evaluating Whitney Information Network, Inc.’s disclosure controls and procedures, Whitney Information Network, Inc. and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that they believe Whitney Information Network, Inc.’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by Whitney Information Network, Inc. in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the nine months ended September 30, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None.

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

No reports were filed on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act, as amended, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cape Coral, state of Florida, on November 14, 2003.

WHITNEY INFORMATION NETWORK, INC.

Dated: November 14, 2003	By:	/s/Russell A. Whitney
Russell Whitney
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Russell A. Whitney, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments ( including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, as amended, this registration statement has been signed below by the following persons on November 14, 2003.

Signature	Title	Date

/s/Russell A. Whitney	Chairman of the Board of Directors, Chief Executive Officer and President
Russell A. Whitney		November 14, 2003

/s/Ronald S. Simon	Executive Vice President, Chief Financial Officer (Principal Accounting Officer) and Director
Ronald S. Simon		November 14, 2003