Form 10-K
period 2003-12-31
WHITNEY INFORMATION NETWORK INC
filed 2004-03-30
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Whitney Information Network, Inc.

(Exact name of registrant as specified in its charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1612 E. Cape Coral Parkway, Cape Coral, Florida 33904

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (941) 542-8999

Securities registered under Section 12 (b) of the Exchange Act:  NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK

No par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the Registrant is an accelerated filer. Yes  ☐  No  ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over the Counter Electronic Bulletin Board of $5.05 per share as of February 27, 2004 was $9,407,871.

The Registrant had 8,555,199 common shares of common stock outstanding as of February 29, 2004.

The Registrant’s revenues for the fiscal year ended December 31, 2003, were $94,958,170.

Documents incorporated by reference: None

PART I

Forward Looking Statements

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

ITEM 1.     BUSINESS

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

Initially, we focused primarily on basic and advanced real estate training programs which we offered throughout the United States. Our U.S.-based real estate training programs represented approximately 53% of our revenue in 2003, where in 2002 it represented 80% of our revenue. Since 2001 we have gradually expanded our course offerings and geographical markets. We currently offer approximately 175 educational courses and training programs per month covering more than 25 financially-oriented subjects which we provide either for free or on a fee basis to over 30,000 attendees per month. For the year ended December 31, 2003, approximately 86% of our revenue was generated from domestic sales and 14% was generated from sales made in Canada and the United Kingdom. For the year ended December 31, 2003, approximately 60% of our revenue was generated by students enrolled in a previous program of ours. Our tuition ranges from approximately $1,600 to $32,000 per course of study. Our training is offered in the U.S. and internationally:

•                  in meeting facilities and conference centers;

•                  at regional training centers located in hotels or other temporarily rented facilities selected by us; and

•                  at our 7,000 square foot international training facility and conference center in Costa Rica.

Our students are initially recruited by attending a free informational training session related to a specific educational subject which is hosted by one of our trainers and is held at a local hotel or other rented auditorium facility. The subject, date and location of the training session is advertised in local newspapers, on our Web site, in television advertisements and through direct mailings and telemarketing. We hold these sessions in major metropolitan areas throughout the United States, Canada and the United

Kingdom. Following the free informational training session, the student may purchase reference materials on the subject discussed or may elect to receive further fee-based training in the many financial subjects we offer either in the student’s hometown or in regional training centers which we rent temporarily in hotels. We engage over 85 trainers, instructors and mentors in connection with our various educational course offerings.

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

Currently, approximately 60% of our revenue is derived from our various real estate training courses, which include leveraged residential and commercial real estate acquisition, real estate financing techniques, the use of purchase/lease options, property management and real estate foreclosure techniques. The balance of our revenue is divided between courses offering other business strategies, such as stock market strategies, options trading, asset protection, acquisition of commercial real estate properties, creative financing techniques, international finance and topical business subjects along with the sale of reference materials.

In June 2002 we acquired the Teach Me To Trade division of Maverick Trading LLC for $688,000 in cash , 750,000 in debt, and 189,655 shares valued at $550,000 of our common stock. Teach Me To Trade offers courses similar to ours, but focuses on stock market investment strategies. We subsequently integrated the Teach Me To Trade courses into our own training sessions.

In July 2003 we acquired Equity Corp. Holdings, Inc. and Whitney Leadership Group, Inc. which previously were owned by two of our executive officers. Whitney Leadership holds all of the copyright and intellectual property rights associated with our educational materials and licenses these rights to us for payments which have averaged $239,000 annually over the last three years. We entered into the acquisition agreement in order to eliminate these payments and to gain control of intellectual property rights that form the core of our business. Equity Corp. has developed a program that allows homeowners to make mortgage payments every two weeks rather than monthly thereby more quickly reducing principal and accordingly reducing interest payments. Equity Corp. also manages the processing of the payments through the customer’s account to the mortgage holder. We use this program as a part of our basic real estate training courses and believed it was important to acquire the program to insure the continuity of its use.

In May 2003 we agreed to provide management services for Success Development, Inc., a Florida-based company engaged in the post-secondary real estate training business. Under our agreement, we acquired SDI’s database of over 200,000 students, agreed to administer SDI’s Web site and assist it in marketing its training courses, which operated under the Cash Flow Generator brand.  Under this agreement the Company received 30% of profits.  In November 2003, we exercised our option to purchase the assets of SDI for 180,000 shares of our common stock, valued at $900,000. We subsequently integrated the Cash Flow Generator brand into our own systems, and its operations are included in the Whitney Information Network, Inc. accounts.

In October 2003 we acquired all of the outstanding stock of SpeakTec, Inc. for $1,550,000. SpeakTec, Inc. is the holding company for Quantum Vision, Inc., which is the operating company. Of this amount, $550,000 was paid in cash and $1,000,000 was paid through the issuance of 200,000 shares of restricted common stock.  Fifty-thousand shares of the common stock will be retained by the Company for a period of six months.  SpeakTec is engaged in the post-secondary financial training business similar to

Teach Me To Trade, and operates its courses under the brand name of Star Trader. We subsequently integrated the Star Trader brand into our own systems and its operations are included in the Whitney Information Network, Inc. accounts.

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

•                  Expanding our markets outside the United States.    Consistent with our earlier expansions to Canada and the United Kingdom, we intend to add new markets in order to attract students we do not currently reach. Initially, we expect to focus our expansion efforts on English speaking European countries, beginning with Ireland and Scotland. However, we expect to offer courses in non-English speaking countries in the near future, beginning with Spain.

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

Educational Training

Following a free informational training session, we offer our students a variety of educational courses, which we also refer to as “programs,” as well as educational materials. These programs provide the opportunity to train either in the student’s home town or at local or regional camps. Our trainers take students step-by-step through a curriculum that stresses a broad range of financial educational training, money management and asset protection. Our financial educational training is taught to students in the United States, Canada and the United Kingdom through traditional course study and hands-on training, and includes the following subjects. We do not have any specific educational requirements for our trainers, but we do require that they have experience with respect to the subjects they teach and that they have completed training programs which we provide that prepares them to teach their particular subjects.

Basic Training

Following the free educational training session, our students may elect to learn more about the subject by attending a basic course in the student’s home town.

Real Estate.    Our Building Wealth Workshop training is a local training program offering a curriculum that focuses on the general business of real estate and teaches the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties, leasing rental units to tenants and using a database to generate multiple sources of cash flow. Students are taught the mechanics of completing a real estate transaction in their community, from writing a contract to closing the transaction, with emphasis upon creative financing strategies.

Our Cash Flow Generator training is also a local training program offering a curriculum in real estate but with a different emphasis. It concentrates on the “buy, fix up and sell concept.” It emphasizes turning real estate quickly rather than holding long-term.

Each of these brands appeals to different students depending upon business acumen and risk tolerances.

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

Our Star Trader training is similar to the Teach Me To Trade training, but with different emphasis. Star Trader emphasizes stock trading and the use of options and option trading in its program. Similar to our two real estate training brands, Star Trader appeals to students who have a higher risk tolerance than the Teach Me To Trade students.

Advanced Real Estate Training

Upon completion of a local basic training program, students may seek more advanced training at our specialized regional training centers, which are generally three days in length and are held in locations around the country. Many of these programs offer local tours so that students can observe negotiating techniques and view properties in the area. Students are led through real estate acquisition and financing transactions from beginning to end and are provided with a number of real estate acquisition strategies.

Intensified Real Estate Training.    Our Intensified Real Estate Training course is offered at a training center in Cape Coral, Florida. This course expands upon the students’ knowledge of real estate gained from our basic course. During Intensified Real Estate Training, students learn how to locate and analyze various property types and how to effectively analyze property income and expense. Students telephone actual sellers and then tour properties offered for sale throughout the Cape Coral and Fort Myers, Florida areas. Students then conduct real estate investment negotiations and may complete transactions under the supervision of their instructor. Guest speakers including investors, property managers, developers, grant officers, loan officers, realtors and mortgage brokers explain how students can locate financing for a variety of transactions, from multi-unit apartment complexes to unimproved land.

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

Advanced P.I.T. Training Camp.    Our Advanced P.I.T. Training course offers our students the opportunity to experience the market from the inside—directly from the floor of an organized exchange during a market visit followed by a simulated floor trading session after the market closes. Instruction is provided by our options trainers. Subjects include advanced spread trading strategies, CPR (current portfolio repair) and creating a personal mutual fund.

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

Additional Products

We market directly to customers a wide range of educational and reference products that supplement our training programs, such as our Building Wealth Real Estate Home Study Course; Real Estate Success System Software; Business Success System Software; Discount Notes and Mortgages Home Study Course; self-help courses and manuals that provide students with information about their credit along with first-time homebuyers’ manuals. We are planning to develop on-line courses covering a number of our educational training subjects and expect to market these courses in the first half of 2004.

Sales and Marketing

We create interest in and demand for our educational programs, products and services through a mix of television advertising, print advertising, direct mail, attendance at trade shows and Internet marketing. We employ a sales force of over 150 individuals trained to handle the needs of new students, to promote new products and services to existing and former students and to respond to customer inquiries via phone, e-mail or the Internet.

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

Intellectual Property

We regard our educational materials and products, trademarks, servicemarks and trade symbols as proprietary and we rely primarily on statutory and common law protections, such as copyrights and trademarks, to protect our interests in these materials. While some of our products and trade names are commonly used terms and do not afford us significant copyright or trademark protection, we also use employee and third-party non- competition and non-disclosure agreements and other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Employees

At December 31, 2003, we had approximately 360 employees, plus over 85 independent contractors who act as trainers, instructors and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory.

Government Regulation

We rely on advertising to attract new students and most states regulate post-secondary education advertising practices Since our inception we are aware of four occasions in which states have investigated our advertising practices. These states were Florida, Michigan, Pennsylvania and Tennessee.

In 1996, Florida terminated its investigation into our advertising practices without charges or penalties. In 1998, we agreed to a Michigan Assurance of Discontinuance that required us to be licensed to sell business opportunities. We paid an investigation fee of $250, did not admit wrongdoing and have been conducting business in Michigan since 1998 without incident. In 1998, we agreed to a Pennsylvania Assurance of Voluntary Compliance pursuant to which we agreed to comply with all applicable requirements of the Consumer Protection Law. We did not admit wrongdoing and have been conducting business in Pennsylvania since 1998 without incident. We paid Pennsylvania $4,000 to cover investigative costs. In 1997, we agreed to a Tennessee Agreed Final Order pursuant to which we agreed not to violate the Tennessee Consumer Protection Act in connection with our advertisements. We did not admit wrongdoing and have been conducting business in Tennessee since 1997 without incident. We paid Tennessee $9,500, of which $7,500 was to cover investigative costs.

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

If Our Planned Expansion Into Foreign Markets is Unsuccessful, Our Profits Will be Reduced.

Our business strategy calls for us to expand into foreign markets, including English-speaking countries in Europe, as well as Spain. We have limited experience providing education and training outside North America and no such experience in non-English speaking markets. Accordingly, there is a higher degree of risk associated with our expansion into foreign markets than that which is associated with our ongoing expansion in the United States. Should our expansion provide unsuccessful, our profitability could be reduced.

Continued Significant Compensation Payments to Our Chief Executive Officer Could Impair Our Working Capital Thereby Reducing Our Operations

In 2003 we paid Russell A. Whitney, our Chief Executive Officer, a salary and bonus of $400,000 and $275,000, respectively. In May 2003, we entered into a three year employment agreement with Mr. Whitney which provides for a salary of $400,000 per year, together with bonuses to be granted by the independent compensation committee of our Board of Directors, and customary employee benefits, including health insurance. Bonuses granted by the Board of Directors to Mr. Whitney are expected to be between 50% and 150% of his salary, depending on our level of profitability. Nevertheless, substantial payments in the future to Mr. Whitney could impair our working capital, thereby reducing our operations.

The Current Market Price of Our Common Stock Significantly Exceeds Our Book Value Per Share and Increases the Risk That Our Market Value Per Share May Decline in the Future.

The current market price per share of our common stock greatly exceeds our book value per share, which was a deficit of $(.49) at December 31, 2003. The lower book value per share increases the risk that our market value per share may decline in the future.

Our Chief Executive Officer Controls a Majority of Our Outstanding Capital Stock, Which Means That He Has the Ability to Approve Any Matter Requiring Shareholder Approval.

Russell A. Whitney, Our Chief Executive Officer and Chairman, controls approximately 77% of our outstanding capital stock. As such, Mr. Whitney can approve any matter requiring the vote of our stockholders, including the election of directors. Mr. Whitney could, without other stockholders, vote to approve a transaction that is not necessarily in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders. For example, Mr. Whitney’s stock ownership may prevent a third party from acquiring a controlling position in our common stock. In many instances, a third party desiring to purchase a controlling position is willing to pay a premium to the market price. Mr. Whitney’s stock ownership would likely prevent such an event from occurring.

Our Board of Directors, Without Stockholder Approval, May Issue Preferred Stock Which Could Reduce the Voting Power of Our Other Stockholders

Our Board of Directors, without stockholder approval, may issue up to 10,000,000 shares of preferred stock. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions, which could adversely affect the voting power or other rights of the holders of common stock. Further, issuance of preferred stock could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, a majority of our outstanding voting stock.

The Loss of Any of Our Key Personnel, Especially Mr. Whitney, Would Disrupt Our Operations and Hurt Our Profitability.

Our future success depends to a significant extent on the continued services of our senior management, especially, Russell A. Whitney, our Chairman of the Board of Directors and Chief Executive Officer. We do not maintain key-man life insurance on the life of Mr. Whitney. The loss of the services of Mr. Whitney would likely have a significant detrimental effect on our business as he is our founder and is involved in every aspect of our business.

Our Stockholders May Suffer Dilution As a Result of Our Outstanding Common Stock Options.

As of December 31, 2003, there were 1,422,250 common stock options outstanding at exercise prices ranging from $1.70 to 4.10 per share. The issuance of option shares below market price can cause dilution in the value of our common stock as compared to the then market price of the common stock paid by purchasers in the offering.

ITEM 2.    PROPERTIES

Our executive offices are located in a 30,000 square foot office building we own at 1612 E. Cape Coral Parkway, Cape Coral, Florida 33904. We also own a 7,000 square foot conference and training center in Costa Rica, which we designed and built in 2002.

We lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, Cape Coral, Florida 33904 from Russell A. Whitney, our Chairman and Chief Executive Officer, under a month-to-month lease, at $1,943 per month. The terms of the lease are no less favorable than those which we could obtain from an independent third party.

We lease 6,840 square feet of office space at 12244 South Business Park Drive, Suite 230, in Draper, Utah. The lease expires in October 2006 and is payable at the rate of $6,128 per month.

Our Canadian subsidiary leases 1,200 square feet of office space at 3780-14th Avenue, Unit 20, Ontario, Canada. The lease expires in May 2005 and is payable at rates increasing from $1,081 to $1,654 per month over the term of the lease.

We locate what we refer to as regional training centers in hotels in a number of cities across our market areas. We rent, generally for three to five days, meeting rooms in these hotels for use in training our students.

ITEM 3.    LEGAL PROCEEDINGS

None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High Closing Price	Low Closing Price
Year Ended December 31, 2003
Fourth Quarter	$5.2	$4.10
Third Quarter	$5.2	$4.00
Second Quarter	$5.3	$3.55
First Quarter	$4.5	$3.55

	High Closing Price	Low Closing Price
Year Ended December 31, 2002
Fourth Quarter	$4.20	$2.20
Third Quarter	$3.35	$2.20
Second Quarter	$3.25	$1.45
First Quarter	$3.60	$1.15

As of February 29, 2004, we had approximately 350 record and beneficial stockholders, and the closing price of our common stock on that date was $5.05 per share.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our consolidated selected financial data as of and for the five year period ended December 31, 2003. The data for the five years has been derived from our consolidated financial statements, which have been audited by Ehrhardt, Keefe, Steiner and Hottman, PC for 2000, 2001, 2002 and 2003 and Larry Legel CPA, for 1999, independent certified public auditors.  The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto.

	Year Ended December 31,
	2003	2002	2001	2000	1999

Operating revenue	$94,958,170	$62,145,237	$42,157,740	$32,859,857	$26,775,589
Net income (loss)	$(1,557,659)	$6,229,740	$2,534,247	$(8,703,127)	$(1,962,266)
Net income (loss) per share	$(.19)	$.78	$.33	$(1.16)	$(.26)
Total assets	$54,033,756	$26,167,287	$16,626,475	$13,654,597	$6,284,403
Long-term obligations	$9,421,331	$1,606,410	$575,000	$1,200,000	$—
Stockholders’ (deficit) equity	$(4,157,117)	$(3,102,555)	$(10,382,725)	$(12,936,972)	$4,233,845
Cash flow from operations	$7,938,416	$9,731,185	$5,276,500	$3,545,361	$1,250,950

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

We are engaged primarily in the business of providing financial education through training courses, which we also refer to as “programs” as well as educational materials. We record the revenue from training programs as deferred revenue when the proceeds are received in full and until the training program takes place. The revenue is recognized (earned) when the student attends the training program or at the expiration of our obligation to provide training, whichever comes first. Students pay for the courses in advance, the fees are generally non-refundable, and the students are allowed one year to complete their program.  A student of a advanced training course may request and receive a refund before the start of the second day of training.  A student may also receive a refund within three days of their purchase by exercising a right of recision.  In such cases, the corresponding amount of deferred revenue is relieved with no impact on the consolidated statement of operations.

Speaker fee commission payments earned for generating the revenue are deferred until such time as the revenue is earned. Advertising costs, training room rentals, and direct selling expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Historically, the amount of advertising and direct selling expenses that we incur is directly related to the amount of revenue we earn in the form of course revenue.  The revenue from the training courses can be deferred as much as one year after the advertising and selling expenses to acquire that revenue are spent. From a financial reporting standpoint, this business model, coupled with this revenue recognition and expense deferral policy will create increased losses, or reduced net income, in periods in which sales are growing at a fast rate.

From a balance sheet perspective, the liability, which we designate as “deferred revenue,” will increase when the amount of program sales exceed the amount of programs attended and the amount of program expirations. A significant increase in the number of students completing our training courses over the amount of new program sales will cause our deferred revenue to decrease and therefore increase our taxable income. Stated differently, deferred revenue will increase in times of business growth and decrease in times of business contraction. Furthermore, since we receive cash in advance of providing the training, we must retain sufficient cash to pay both income taxes on future profits and final training costs.

Results Of Operations

Year Ended December 31, 2003 Compared to December 31, 2002

Revenue

Total revenue for the year ended December 31, 2003 was $95,000,000, an increase of $33,000,000 or 53% compared to the same period in 2002. The increase in sales was caused by several factors. First, there was significant growth all segments of the business.  Co-marketing efforts with a joint venture with one our instructors for an advanced training course had an increase in sales over 2002 of $7,000,000. The Cash Flow Generator brand was new in 2003 and showed strong results for the first year ($9,500,000) The Star Trader brand began training programs in November 2003 and did not show significant revenue in 2003. The Teach Me To Trade brand showed a large increase in sales over 2002 ($18,000,000), UK based sales increased over 2002 ($8,100,000) as well as the Canadian based sales ($2,500,000). Much of this increase in sales was treated as deferred revenue at December 31, 2003 ($14,000,000) as the course deliveries were unable to grow as fast as sales.  In addition to growth in the training segments, our telemarketing sales increased by 41% from $8,600,000 in 2002 to $12,100,000 in 2003. The financial education training programs were approximately 25% of gross revenues for 2003. They were not significant in prior periods. The UK and Canadian based sales for 2003 were approximately 15% of gross revenues, and they were not significant in prior periods.

Secondly, our customers’ contract periods were shortened to one year. Consequently, our responsibility to deliver additional training expired in one year. Prior to July 2002, the contract period lasted eighteen months. This resulted in an increase in revenue realized from contract expirations compared to 2002 ($5,500,000). And lastly, we were able to significantly increase the number of students completing our training courses over the prior year ($ 6,300,000).

Based upon the business plan of the company, we are planning for the same trends to continue forward. The financial education training segment will continue to grow domestically with the introduction of the second brand (Star Trader) into normal operations, and with the expansion of the number of events with the Teach Me To Trade brand. And the segment will grow internationally, as both of the brands are expanding into Canada in 2004, and Teach Me To Trade is expanding into the UK in 2004. The real estate training segments will continue to grow in 2004 domestically, as the Cash Flow Generator brand expands its course offerings, and as the joint ventures with other affiliates expand their course offerings in 2004. The real estate course offerings are also being expanded in the UK, and we intend to increase the real estate course offerings in other countries in Europe.

There are uncertainties which, if they were to occur, could hinder our expansion plans. First, with a national election in the U.S. occurring in 2004, the available media time in the summer and fall of 2004 could diminish our ability to advertise and attract new students. Second, with the planned international expansion, those results could be diminished if political or world events occurred which affected our ability to travel and train internationally.

Advertising, Selling and General and Administrative Expenses

Advertising and sales expense, of which advertising represents approximately 22% of the expenses for the year ended December 31, 2003, were $27,500,000, an increase of $13,000,000 or 98% compared to $13,600,000 in the same period in 2002.  The addition of more brands, the continued expansion of the brands internationally, and the expansion in the number of selling teams for each brand were reflected in this increase. We expect that this trend will continue and that advertising and selling expenses will continue to increase as the company increases its course offerings.

General and administrative expenses increased to $22,300,000, an increase of $8,400,000 or 60% compared to $13,900,000 for the same period in 2002. This increase was due primarily to increased personnel hired to handle the increase in our volume of business. Payroll and payroll benefits account for approximately 80% of general and administrative expenses. This makes general and administrative expenses controllable as the volume of the company grows or contracts. General and administrative expenses as a per cent of sales have increased by 2-4% over the past three years, and we believe that this trend will continue, although at a moderate rate. Significant increases in the following administrative areas are planned:

•                  recruiting more professional managers with prior experience operating high growth companies of this size

•                  improving and upgrading the content of our course offerings, and our student services department

•                  improving and upgrading the company’s technology platforms

•                  increasing corporate training for our trainers, managers, and employees.

•                  adding more administrative offices as the company expands into new countries.

Direct Course Expenses

Direct course expenses, which consist of instructors’ fees, facilities costs and field representatives’ salaries and travel expenses, increased proportionately in comparison with the increase in sales for the year ended December 31, 2003 to $46,800,000, an increase of $18,400,000 or 65% compared to $28,400,000 in the same period of 2002. Direct course expenses as a percent of revenue were 49% for 2003 versus 46% for 2002. We do not expect this ratio to significantly change, although some areas will see increased expense and some will see reductions. Economies of scale are anticipated in the direct course expenses as alternative delivery methods are being developed and implemented. Also, we believe that significant reductions in the cost of instructor fees and facility costs can be obtained in 2004 and beyond. These improvements will however, be offset by an increase in the cost of delivering a higher ratio of courses to students. The amount of course revenue generated from contract expirations is a significant issue in our eyes and we intend to increase the percentage of revenue realized from course attendance over the revenue realized from contract expirations.

Net Income

Net loss for the year ended December 31, 2003 was $1,600,000 as compared with net income of $6,200,000 for the year ended December 31, 2002, a decrease of 100% or $.19 per share as compared to $.78 per share for the prior period. The decrease is directly attributable to increased expenses in all categories in 2003 over the prior period, and to the fact that new sales of advanced training courses continue to outpace the rate at which courses are offered and delivered to students. This is reflected in the fact that deferred revenue increased by $14,000,000 in 2003, as compared to an increase of only $600,000 in 2002. As discussed in the revenue and expense recognition policies, this trend will continue. So long as the company sales show high growth rates it must also expand its course offerings to keep pace with that growth. This is a critical performance indicator for us. So long as course delivery can keep pace with sales, then the company can report net income more closely related to cash provided from operations. In the event that sales of courses continue to outpace the delivery of those courses, then the company may continue to show losses, or lower net profits.

Liquidity and Capital Resources at December 31, 2003

At December 31, 2003, we had cash of $15,000,000 as compared with $12,100,000 at December 31, 2002. This increase of $2,900,000 was attributable primarily to cash provided by operations.

Cash provided by operating activities was $7,900,000 versus $9,700,000 for the period ended December 31, 2002. This decrease in the amount of cash generated as a percentage of sales was caused by an increase in working capital needed to fund the expansion of brands ($750,000), and the amount of pre–paid advertising needed for each brand ($1,100,000).  We expect to continue using cash from operating activities to expand operations, as cash provided from operations should continue to average 8-12% of revenue.

Our cash used in investing activities was $2,900,000 and $4,900,000 for the years ended December 31, 2003, and 2002, respectively. The decrease in cash used in investing for the year ended December 31, 2003 was due to a decrease in our overall investing activities and due to a change in the way we have been structuring acquisitions. Our acquisitions of the Cash Flow Generator brand and the Star Trader brand in 2003 were accomplished with a large percentage of the acquisition price being paid in company stock. In 2002, we acquired for cash the Teach Me To Trade brand, purchased an airplane, and made progress payments on our facility in Costa Rica. We plan to continue future acquisitions in the same manner as we did in 2003. Therefore, we feel that the company has adequate cash available for investing activities.

At December 31, 2003 we had unused amounts under letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000.  These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively.

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

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt	Operating Lease Commitments	Total

2004	—	1,531,397	140,093	1,671,490
2005	—	1,061,842	102,896	1,164,738
2006	—	1,109,217	73,359	1,182,576
2007	—	825,821	—	825,821
2008	—	5,009,880	—	5,009,880
Thereafter	—	1,414,571	—	1,414,571

Total	—	10,952,728	316,348	11,269,076

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

Although we have not made any commitments for software or technology investments in 2004, we anticipate that we will invest significant resources in that area. We cannot say at this time how much liquidity will be needed, as there are a variety of financing alternatives.

We believe our cash resources are more than sufficient to fund our operation and growth plans for the next 12 months.

Year Ended December 31, 2002 Compared to December 31, 2001

Revenue

Revenue for the year ended December 31, 2002 increased to approximately $62,100,000 from $42,200,000 for the year ended December 31, 2001, an increase of $19,900,000, or 47%. Total deferred revenue on the balance sheet was just under $25,000,000 and increased by only $600,000 from 2002. This growth is attributable to the expansion of all segments of the business. The core real estate business showed strong growth in a joint venture with one of our instructors ($3,500,000), the new Teach Me To Trade brand began operations ($1,200,000), the UK market for real estate training was opened ($2,700,000), our telemarketing activities in Utah were expanded ($4,500,000), and we improved our collection efforts by sales associates accompanying our instructors at our training locations ($2,500,000). In addition to the growth in sales, our delivery of courses attended by students increase by $5,100,000.

Direct Course Expenses

Direct course expenses increased to $28,400,000 for the year ended December 31, 2002 from $19,700,000 for the year ended December 31, 2001.  This increase is consistent with the increase in the amount of courses that were held during the year ended December 31, 2002 compared to December 31, 2001. There were 934 course offerings in 2002 compared to 816 offerings in 2002.  Savings resulting from the termination of internet courses were partially offset by an increase in speaker fees paid to trainers who conducted our training courses. Instructor fees approximated 12% of revenue ($ 7,500,000) for 2002 and $5,000,000 for 2001. Other course expenses remained relatively constant from 2001 to 2002.

Advertising, Selling and General and Administrative Expenses

Advertising, selling and general and administrative expenses increased for the year ended December 31, 2002 to approximately $27,800,000 from $20,200,000 in 2001. The increase in expenses and the corresponding increase in revenue for 2002 over 2001 reflect a general increase in business activity, our expansion into new markets and our development of new products. Separately, general and administrative expenses increased to $13,900,000 from $8,600,000 due to increased staffing and related expenses associated with our increased business activity.

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

Net Income

Net income of $6,200,000 or $0.78 per share for the year ended December 31, 2002 increased by $3,700,000 over the net income for the year ended December 31, 2001 of $2,500,000, or $0.33 per share.

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

Our cash provided by operating activities was $9.7 million versus $5.3 million for the year ended December 31, 2002 and 2001, respectively. In the year ended December 31, 2002, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations ($2,500,000) and by an increase in the income earned from delivery of our courses ($5,100,000).

Our cash used in investing activities was $4,900,000 and $829,000 for the year ended December 31, 2002 and 2001, respectively.  The increase in cash used in investing for the year ended December 31, 2002 was due to our acquisition of Teach Me To Trade ($688,000), the purchase of an airplane ($2,100,000), the purchase of land ($1,200,000) and progress payments on our facility in Costa Rica ($900,000).  The Teach Me To Trade acquisition added programs, which provide instruction in stock market investment techniques.  Our airplane purchase allows us to transport our trainers to scheduled training sessions around the U.S. when commercial air travel is unavailable due to weather conditions or lack of flight schedule flexibility.  We also allow our executives to use the airplane when we believe our executives will be able to save time compared to commercial flight schedules.  We subsequently financed $1,200,000 of the purchase price of the airplane.  This note is payable in monthly principal and interest payments at the LIBOR rate plus 3.42% (4.54% at December 31, 2003) and is due in December 2018.  This note is secured by the airplane and is personally guaranteed by our Chairman up to $170,000.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have commodity price market risk.  We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could impact our results of operations and financial condition.  We manage our exposure to these market risks through our regular operating and financing activities.

Foreign Currency Exchange Rate Risk- We may face foreign currency exchange risk because of the growth of our United Kingdom and Canadian subsidiaries and our plans to expand into other European markets.  The fluctuations in the foreign exchange rate between the U.S. and foreign currencies will result in fluctuations in our annual and quarterly results.  Management does not expect that it will employ the use of foreign currency derivative financial instruments that would allow the reduction in our exposure to exchange rate movements.

Interest Rate Risk — From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our management monitors risk exposure to monies invested in securities of these financial institutions. Due to the sort time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to us. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. In addition, certain of our debt instruments have interest rate floors and ceilings.

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2003. Assuming a 100 basis point increase in the prime interest rate at December 31, 2003 the potential increase in the fair value of the Company’s debt obligations would have been approximately $13,000 at December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Whitney Information Network, Inc. and Subsidiaries

Cape Coral, Florida

We have audited the accompanying consolidated balance sheets of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

February 20, 2004

Denver, Colorado

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$15,021,485	$12,080,553
Accounts receivable, net	1,314,562	507,919
Accounts receivable, affiliates	2,482,436	—
Due from affiliates	—	4,089
Prepaid advertising and other	2,329,726	696,441
Inventory	712,703	363,555
Deferred seminar expenses	6,833,784	2,907,414
Total current assets	28,694,696	16,559,971

Non-current assets
Property and equipment, net	16,585,497	8,400,731
Intangible assets, net	6,998,841	994,700
Goodwill	1,000,000	—
Investment in foreign corporation	734,757	184,757
Other assets	19,965	27,128
Total non-current assets	25,339,060	9,607,316

Total assets	$54,033,756	$26,167,287

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,218,370	$1,762,614
Accrued seminar expenses	1,645,601	63,622
Deferred revenue	38,593,130	24,549,429
Accrued expenses	1,781,044	1,125,662
Current portion of long-term debt	168,897	43,590
Current portion of note payable- officer/stockholder	1,362,500	118,515
Total current liabilities	46,769,542	27,663,432

Long-term debt, less current portion	6,071,331	1,606,410
Note payable- officer/stockholder, less current portion	3,350,000	—
Total liabilities	56,190,873	29,269,842

Commitments and contingencies

Minority interest	2,000,000	—
Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 8,547,749 (2003) and 8,096,624 (2002)	2,990,755	939,832
Paid-in capital	448,600	448,600
Foreign currency translation adjustment	(347,826)	—
Accumulated deficit	(7,248,646)	(4,490,987)
Total stockholders’ deficit	(4,157,117)	(3,102,555)

Total liabilities and stockholders’ deficit	$54,033,756	$26,167,287

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2003	2002	2001

Sales	$94,958,170	$62,145,237	$42,157,740

Expenses
Direct course expenses	46,803,705	28,384,333	19,741,418
Advertising and sales expense	27,507,604	13,936,860	11,563,640
General and administrative expense	22,355,374	13,863,598	8,571,319
Total expenses	96,666,683	56,184,791	39,876,377

(Loss) income from operations	(1,708,513)	5,960,446	2,281,363

Other income (expense)
Interest and other income	236,949	339,842	356,989
Interest expense	(86,095)	(70,548)	(104,105)
	150,854	269,294	252,884

Net (loss) income	$(1,557,659)	$6,229,740	$2,534,247

Basic weighted average common shares outstanding	8,187,658	7,952,180	7,587,474

Basic (loss) income per common share	$(0.19)	$0.78	$0.33

Diluted weighted average common shares outstanding	8,187,658	8,717,406	7,587,474

Diluted (loss) income per common share	$(0.19)	$0.71	$0.33

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2003, 2002 and 2001

			Additional Paid-in Capital	Foreign Currency Translation Adjustment	Accumulated Deficit	Total Stockholders’ Deficit

	Common Stock
	Shares	Amount

Balance - December 31, 2000	7,528,022	$67,102	$900	$—	$(13,004,974)	$(12,936,972)

Issuance of stock for software	163,334	245,000	—	—	—	245,000

Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	—	(250,000)	(250,000)

Issuance of stock for services	16,667	25,000	—	—	—	25,000

Net income	—	—	—	—	2,534,247	2,534,247

Balance - December 31, 2001	7,878,023	337,102	900	—	(10,720,727)	(10,382,725)

Issuance of stock for assets purchased	189,655	550,000	—	—	—	550,000

Issuance of stock for stock options exercised	26,375	48,230	—	—	—	48,230

Issuance of stock for services	2,571	4,500	—	—	—	4,500

Compensation expense related to the issuance of stock options	—	—	447,700	—	—	447,700

Net income	—	—	—	—	6,229,740	6,229,740

Balance - December 31, 2002	8,096,624	939,832	448,600	—	(4,490,987)	(3,102,555)

Issuance of stock for the stock purchased of MRS Equity Corp.	62,500	125,000	—	—	—	125,000

Issuance of stock for assets purchased of Success Development, Inc.	180,000	900,000	—	—	—	900,000

Issuance of stock for the stock purchased of SpeakTec, Inc.	200,000	1,000,000	—	—	—	1,000,000

Issuance of stock for assets purchased	2,500	10,000	—	—	—	10,000

Issuance of stock for stock options exercised	6,125	15,923	—	—	—	15,923

Issuance of cash and note payable to majority stockholder for interest in Whitney Leadership Group, Inc.	—	—	—	—	(1,200,000)	(1,200,000)

Foreign currency translation adjustment	—	—	—	(347,826)	—	(347,826)

Net loss	—	—	—	—	(1,557,659)	(1,557,659)

Balance – December 31, 2003	$8,547,749	$2,990,755	$448,600	$(347,826)	$(7,248,646)	$(4,157,117)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net (loss) income	$(1,557,659)	$6,229,740	$2,534,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Allowance for doubtful accounts	—	—	(91,885)
Equity earnings in foreign corporation	—	(102,257)	—
Compensation expense relating to stock options	—	447,700	—
Depreciation and amortization	949,796	598,320	292,522
(Gain) loss on disposal of assets	180	(3,150)	72,485
Stock issued for services	—	4,500	25,000
Changes in assets and liabilities
Accounts receivable	(806,643)	14,596	1,362,824
Accounts receivable, affliates	(2,482,436)	—	—
Prepaid advertising and other	(1,633,285)	260,583	(331,996)
Income taxes receivable and prepayments	—	497,499	1,396,500
Inventory	(349,148)	(227,011)	132,119
Deferred seminar expenses	(3,926,370)	731,142	(994,152)
Other assets	7,163	5,790	42,811
Accounts payable	1,455,756	610,277	(790,467)
Accrued seminar expenses	1,581,979	(371,738)	86,019
Deferred revenue	14,043,701	612,080	1,296,907
Accrued expenses	655,382	423,114	243,566
	9,496,075	3,501,445	2,742,253
Net cash provided by operating activities	7,938,416	9,731,185	5,276,500

Cash flows from investing activities
Purchase of property and equipment	(383,959)	(4,611,982)	(657,529)
Purchase of intangible assets	(469,924)	(450,172)	—
Purchase of equity interest in building	(2,000,000)	—	—
Loans to affiliates, net	4,089	155,502	(89,101)
Investment in foreign corporation and land	100,000	—	(82,500)
Net cash used in investing activities	(2,749,794)	(4,906,652)	(829,130)

Cash flows from financing activities
Proceeds from note payable, officer	62,500	1,200,000	—
Payments of principal on long-term debt	(619,233)	(815,539)	(750,000)
Principal payments on note payable - officer/stockholder	(1,059,054)	(65,946)	—
Proceeds from exercise of stock options	15,923	48,230	—
Distribution to officer/stockholder	(300,000)	—	(125,000)
Net cash provided by (used in) financing activities	(1,899,864)	366,745	(875,000)

Net increase in cash and cash equivalents	3,288,758	5,191,278	3,572,370

Foreign currency translation	(347,826)	—	—

Cash and cash equivalents - beginning of year	12,080,553	6,889,275	3,316,905

Cash and cash equivalents - end of year	$15,021,485	$12,080,553	$6,889,275

See notes to consolidated financial statements.

Supplemental disclosure of cash flow information

Cash paid for income taxes was $0, $0 and $0 for 2003, 2002 and 2001, respectively.

Cash paid for interest was $86,095, $70,548 and $104,105 for 2003, 2002 and 2001, respectively.

Supplemental disclosure of non-cash activity:

During 2003, the Company acquired a $650,000 equity interest in its investment in foreign corporation through the issuance of debt.

During 2003, the Company acquired a 50% equity interest in a LLC constructing an office building.  The other 50% member has a $2,000,000 minority interest in the LLC, which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage.

During 2003, the LLC made improvements to the building of $2,500,000 through the use of proceeds of long-term debt.

During 2003, the Company acquired an intangible asset through the issuance of 2,500 shares of the Company’s common stock valued at $10,000.

During 2003, the Company acquired the common stock of Whitney Leadership Group, Inc. from the Company’s Chairman and his wife.  The purchase price of $1,200,000 was recorded as a distribution as the entity was under common control.  The purchase price was paid through 300,000 cash at closing and the issuance of a $900,000 promissory note.

During 2003, the Company acquired the common stock of MRS Equity Corp., which resulted in $4,875,000 in identified intangible assets.  Of this amount $125,000 was paid through the issuance of the Company’s common stock and the remaining through the assumption of $4,750,000 notes payable to the majority stockholder by the Company.

During 2003, the Company acquired the assets of Success Development Inc. through an option to purchase by issuing 180,000 shares of common stock valued at $900,000 resulting in identifiable intangible assets.

During 2003, the Company acquired the common stock of SpeakTec, Inc.  Of the purchase price amount, $1,000,000 was paid through the issuance of 200,000 shares of the Company’s common stock.  The purchase price of SpeakTec, Inc has been recorded as goodwill.

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

Whitney Canada, Inc. incorporated in Canada on October 5, 1998 and is the surviving corporation of an amalgamation with 3667057 Canada, Inc. 3667057 Canada, Inc. was incorporated in Ontario, Canada on August 21, 1998 under the name of 1311448 Ontario, Inc.  The name was changed to 3667057 Canada, Inc. on October 5, 1999 as a preliminary requirement of federalization of the corporation, which had been an Ontario corporation, in order to qualify for the amalgamation with Whitney Canada, Inc., which was completed January 6, 2000.  There are no significant differences on comprehensive income and foreign exchange prior to the year ended December 31, 2003.

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

Precision Software Services, Inc. was acquired during 2001.  Precision Software Services, Inc. was incorporated August 1993 and is a Florida corporation that holds a license to distribute and sell certain real estate and business software sold by several subsidiaries of the Company.  Precision Software Services, Inc. and was formerly owned 51% by the Chairman of the Board and majority stockholder of the Company.

Whitney U.K. Limited is a United Kingdom corporation formed and incorporated in October 2001 to engage in educational and training seminars throughout the United Kingdom.  This subsidiary had no significant operations in 2001 and accounted for less than 4% of revenues for 2002.

N123RF, Inc. is a Delaware corporation formed and incorporated in August 2002 to manage and operate the Company’s airplane.

Whitney Leadership Group was acquired in July 2003 and holds all of the copyright and intellectual property rights associated with the educational materials and licenses these rights for payments.  Whitney acquired this company to gain control of intellectual property rights that form the core of the business.  We subsequently integrated the Whitney Leadership Group materials into our training sessions and their operations are included in Whitney Information Network, Inc. accounts.

MRS Equity Corp. was acquired in July 2003 and manages the processing of the payments of homeowners, paying every two weeks instead of monthly, through the customer’s account to the mortgage holder.  We subsequently integrated the MRS Equity Corp. courses into our training sessions and their operations are included in Whitney Information Network, Inc. accounts.

SpeakTec, Inc. was acquired in October 2003 for its intellectual property which provides for financial training courses.  We subsequently integrated the SpeakTec, Inc. courses into our training sessions and their operations are included in a Whitney Information Network, Inc. subsidiary.

Success Development, Inc. was acquired in November 2003 and is a Florida based company engaged in the post secondary real estate training business, acquired for their customer database and marketing and training courses.  We subsequently integrated the Success Development, Inc. courses into our training sessions and their operations are included in Whitney Information Network, Inc. accounts.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Whitney Information Network, Inc. and the following wholly owned subsidiary corporations: Whitney Education Group, Inc.; Whitney Internet Services, Inc.; Russ Whitney’s Wealth Education Centers, Inc. and its wholly owned subsidiary corporations, Russ Whitney’s Wealth Education Center of Jackson, MS, Inc. and Russ Whitney’s Wealth Education Center of Atlanta, GA, Inc.; Whitney Consulting Services, Inc.; Whitney Canada, Inc.; Whitney Mortgage.com, Inc.; Wealth Intelligence Network, Inc.; Precision Software Services, Inc.; Whitney U.K. Limited; and N123RF, Inc.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consists of trade receivables from the sale of educational products and services for which a contract has been entered into, payments have not been received, and the related revenue has been deferred.  An adjustment is recorded to write off any amounts deemed to be unrealizable and uncollectable.  An adjustment is also recorded for the offsetting deferred revenue resulting in no net effect on the Company’s income statement.  As such, no allowance for doubtful accounts or deferred revenue was recorded as of December 31, 2003 and 2002.

Inventory

Inventory consists primarily of books, videos and training materials and is stated at the lower of cost or market, determined using the first-in, first-out method (FIFO).

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable approximated fair value as of December 31, 2003 because of the relatively short maturity of these instruments.

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

The Company recognizes commission revenue related to sales made by Whitney Information Network and Subsidiaries for other parties.  Only the commission part of these transactions are recognized.  The commissions are recorded as revenue when the amount is earned.

Advertising Expense and Prepaid Advertising

The Company expenses advertising costs as incurred.  Advertising costs were approximately $21,143,430, $8,907,257, and $7,829,406 for the years ended December 31, 2003, 2002 and 2001, respectively.  Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published.  Advertising costs recorded as prepaid as of December 31, 2003 and 2002 were $1,335,098 and $480,053 respectively.

Deferred Offering Costs

During 2003, the Company was in the process of stock registration.  Expenses related to this offering had been accounted for as deferred offering costs.  If the offering is successful, such costs would have been charged against the gross proceeds received.  If at any time it became probable that the offering would not be consummated or after an unreasonable postponement, such costs would be expensed.  As of December 31, 2003, the Company has expensed $330,245, previously recorded as deferred offering costs, as the registration has been postponed until 2004.

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

Intangible Assets

Intangible assets include customer lists, trademarks, goodwill, intellectual property, and loan costs and are recorded at cost.  Customer lists and trademarks are being amortized over their estimated useful lives of three and fifteen years, respectively.  Loan costs are amortized over the term of the loan.  Goodwill is tested for impairment on an annual basis.  At December 31, 2003, management performed impairment testing in accordance with Statement of Financial Accounting Standard No. 142 and 144 (SFAS 142 and 144) for all intangible assets and determined that impairment was not considered necessary.

Investment in Foreign Corporation

The Company acquired a 20% ownership interest in Rancho Monterey, S.A., a Panama corporation, in 2001.  This corporation was formed with the purpose of acquiring, developing, and selling land on the Pacific coast of Costa Rica.  The Company is an investor in phase one of this project which includes approximately 830 acres and is projected to produce approximately $3,000,000 in revenues.  Prior to January 2004, this venture has incurred solely capitalized development costs and had not had any sales activity.  The Company accounts for its investment using the equity method of accounting and records its proportionate share of the corporation’s profit or loss.  The Company’s share of the corporation’s profits for the year ended December 31, 2002 was $102,257.  In 2003, the Company acquired an additional 10% equity interest in the investment for $650,000 through the issuance of debt.  As part of of this transaction, the Company also received a 6% interest in Monterey del Este, a Panama Corporation organized to develop unimproved real estate in Costa Rica; and a 20% interest in Monterey del Mar, a Panama Corporation organized to develop an ocean front hotel on the Pacific coast of Costa Rica.  The Company’s Chief Executive Officer individually indirectly owns 11% of Rancho Monterey, S.A. and 6% of Monterey del Este.  The Company’s Chief Financial Officer individually indirectly owns 1% of Rancho Monterey, S.A.

The Company has, at times, advanced funds to this entity for working capital purposes to secure and protect its investment.  As of December 31, 2003, the Company has recorded a $1,227,293 receivable relating to this venture in accounts receivable, affiliates.  The Company’s agreement with the management of this venture is that the Company will be reimbursed for these funds from future land sales.

Investment in Building

The Company acquired a 50% equity interest in a LLC constructing an office building in Orlando, Florida.  The other 50% member has a $2,000,000 minority interest in the LLC, which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage.  The Company is a guarantor of the debt and accordingly the assets and liabilities of the LLC have been included in the accompanying consolidated financial statements.

Long-Lived Assets

The Company reviews its long-lived assets under SFAS 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  The Company’s temporary differences result primarily from the recognition of deferred expenses for tax purposes.

Translation of Foreign Currency

The Company accounts for foreign currency translation in accordance with Financial Accounting Standard No. 52.  As such, the financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency.  Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange as of December 31, 2003 and 2002, respectively.

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

	For the Years Ended December 31,
	2003	2002	2001
Net income (loss) - as reported	$(1,557,659)	$6,229,740	$2,534,247
Net income (loss) - pro forma	$(1,955,848)	$5,425,539	$2,519,497
Basic income (loss) per common share - as reported	$(0.19)	$0.78	$0.33
Basic income (loss) per common share - pro forma	$(0.24)	$0.51	$0.33

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.   The adoption of this statement has not had a material effect on the Company’s financial statements.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has adopted this statement which has resulted in the reporting of the assets and liabilities of an LLC in which the Company owns a 50% interest and are guarantors on the debt.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-  Transition and Disclosure”.  This statement amends SFAS No. 123,  “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income.  The effective date for this Statement is for fiscal years ended after December 15, 2002.  The adoption of this statement has not had a material effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN No. 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. For variable interests in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The Company believes that the adoption of this statement has not and will not have a material effect on the Company’s financial statements.

In April 2003,  FASB issued SFAS No. 149,  “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June  30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003,  and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150  establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

The Company also instituted a stock option plan for key personnel.  Under the plan, options are to be granted at the fair market value at the date of the grant and exercisable for a ten-year period after the grant with a three-year vesting schedule.  The Company has reserved 2,000,000 shares for the stock option plan of which 1,422,250 option shares have been granted, net of forfeitures and cancellations, at exercise prices from $1.75 to $4.10 per share.  No options have been exercised.

On February 1, 1999, the Company purchased all of the assets of Wealth Intelligence Network, Inc. for 20,000 shares of stock at $2.50 per share.  In addition, the Company issued (during the period from May to August 1999) 7,975 shares to a financial public relations firm in lieu of cash for services valued at $14,500.

In April 2000, the Company converted their 340,000 class B warrants issued to employees in August 1998 into stock options.  In the conversion, the Company reduced the exercise price from $4 to $2 (fair market value at date of conversion).  This transaction has since been accounted for using variable accounting in accordance with FIN 44: Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25 (FIN 44).  At December 31, 2003, 47,600 of these options have been forfeited.  At December 31, 2003 and 2002, $0 and $447,700 was recorded as additional compensation expense to employees based on a market value of $4.20 and $4.20 per share, respectively.  No adjustment was made for the period ending December 31, 2001 because the market price of the stock was less than the $2 exercise price.

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

In November 2001, the Company paid $212,500 for a 20% interest in a Panama corporation named Rancho Monterrey, S.A., which was formed in April 2001 to own, operate, improve and sell certain real estate in Costa Rica.  As part of the investment in Rancho Monterrey, S.A., the Company received a 12-acre parcel of land valued at $130,000, resulting in a net investment of $82,500

In April 2002, the Company converted its 187,500 Class A warrants issued to outside investors and parties in August 1998 into stock options.  In the conversion, the Company reduced the exercise price from $4 to $2.  This transaction does not require treatment under FIN 44.

In August 2002, 189,655 shares valued at $550,000 of the Company’s common stock were issued in exchange for assets of a former joint venture partner, Teach Me To Trade, LLC.  The purchase price was $1,988,000, net of a $12,000 discount, and was paid for with $688,000 in cash, $550,000 in stock, and $750,000 in debt.  During the first and second quarters of 2002, the Company had advanced $200,000 to Teach Me To Trade, which was credited towards the purchase price.  The purchase price was allocated $1,000,000 to software, $688,000 to customer lists and $300,000 to trademarks.

In May 2003, the Company paid $450,000 under a six-month management agreement with Success Development, Inc. (“SDI”).  Under the agreement, the Company acquired SDI’s customer database and operated is Cash Flow Generator brand.  Under this agreement, the Company received 30% of SDI’s profits.  During this time period, the Company also made advances to SDI for working capital purposes.  As of December 31, 2003, the Company has recorded a $631,210 receivable from the owners of SDI as accounts receivable, affiliates.  The Company believes that this balance is collateralized by bank account maintained by SDI.  In November 2003, the Company exercised its option to purchase Success Development, Inc. for 180,000 shares of common stock, valued at $900,000.  This resulted in a $550,000 trademark, $250,000 customer list and $100,000 non-compete.

In July 2003, the Company purchased two related companies, Equity Corp. Holdings, Inc. and Whitney Leadership Group, Inc.  The purchase price of Whitney Leadership, Inc. was $1,200,000 paid to the Chairman and his wife, payable $300,000 in cash at closing and a $900,000 promissory note payable in semiannual installments beginning in February 2004 bearing an interest rate of 7%.  The payments and debt issued were recorded as a distribution as the Company and Whitney Leadership Group, Inc. were under common control.  The acquisition of Equity Corp. Holdings from the Company Vice President of Marketing resulted in $4,875,000 of intellectual property.  The purchase price of $250,000, comprised of $62,500 in cash, 62,500 shares of our common stock valued at $125,000 at closing, and $62,500 payable one year from the closing date evidenced by a promissory note bearing interest at 7% per annum. The Company also agreed to assume and pay a promissory note issued to the Company’s chairman by Equity Corp. on June 1, 2002 in the amount of $4,750,000 payable $1,000,000 in July 2003 and July 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009. The unpaid balance bears interest at 7% per annum. Equity Corp. incurred this $4,750,000 obligation when it elected to redeem all of chairman’s stock ownership in Equity Corp., which amounted to 90% of the outstanding stock of Equity Corp., as of June 1, 2002.

In October 2003, the Company acquired the stock of SpeakTec, Inc. for $1,550,000, which resulted in $1,000,000 in goodwill, $450,000 in customer lists and other intangibles and $100,000 in current assets.  SpeakTec, Inc. is the holding company for Quantum Vision, Inc., which is the operating company.  Of this amount $550,000 is payable in cash, and $1,000,000 is payable through 200,000 shares of newly issued, restricted common stock of the Company.  Fifty-thousand shares of the common stock will be retained by the Company for a period of six months.

The following table summarizes the 2003 final purchase price allocation of Whitney Information Network, Inc.

Assets

Other assets	$100,000
Intangible assets	6,225,000
Goodwill	1,000,000

Total assets	7,325,000

Liabilities and Stockholders’ Equity

Distributions	1,200,000
Fair value of net assets acquired	8,525,000
Borrowings and common stock	(7,675,000)

Cash purchase price, net of cash acquired	$850,000

Note 3 - Related Party Transactions

Accounts receivable, affiliates are as follows:

	December 31,
	2003	2002

Accounts receivable, foreign investment (Note 1)	$1,227,293	$—
Accounts receivable, SDI (Note 2)	631,210	—
Accounts receivable, commission overpayment	623,933	—

Total accounts receivable, affiliates	$2,482,436	$—

The following balances due from (to) related parties are as follows:

	December 31,
	2003	2002

Due from RAW, Inc.	—	4,089

	$—	$4,089

The following balances were the amount of payroll services provided to related parties for the periods ended:

	December 31,
	2003	2002	2001

MRS Equity Corp. (prior to the acquisition in 2003)	$63,204	$145,190	$53,105
Precision Software Services, Inc. (prior to the acquisition in 2001)	—	—	42,024
Whitney Leadership Group, Inc. (prior to the acquisition in 2003)	—	14,204	—

	$63,204	$159,394	$95,129

The following balances were the amount of products purchased and payments made for registration fees and commissions from related parties for the periods ended:

	December 31,
	2003	2002	2001

MRS Equity Corp. (prior to the acquisition in 2003)	$47,405	$678,325	$720,504
Precision Software Services, Inc. (prior to the acquisition in 2001)	—	—	371,644
Whitney Leadership Group, Inc. (prior to the acquisition in 2003)	88,358	210,849	279,313
Corporation Company of Nevada, Inc.	—	—	458,877

	$135,763	$889,174	$1,830,338

The Company has rented a training facility located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases.  Rentals under the related party lease were $84,738, $78,844 and $86,944 during 2003, 2002 and 2001, respectively.  The Company leases approximately 2,200 square feet and the lease terminates in January 2004.  The Company currently pays rent on a month-to-month basis.

MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. which manages the processing of payments through customer’s accounts to the mortgage holder, was acquired by the Company in 2003 (Note 2).  Prior to July 2003, the Vice President of Marketing of Whitney Information Network, Inc. owned and controlled MRS Equity Corp.

Whitney Leadership Group is a company that holds all the copyright and intellectual property rights associated with the educational materials and licenses the rights to the Company for payment, and was acquired by the Company in July 2003 (Note 2).  Prior to July 2003 the Chairman of the Board of Whitney Information Network, Inc. was the President and Chief Operating Officer of Whitney Leadership Group, Inc.

Precision Software Services, Inc. is a company that develops and licenses software primarily for the real estate and small business industries and was acquired by the Company in 2001 (Note 2).  Prior to November 2001, the Chairman of the Board of Directors of Whitney Information Network, Inc. owned a majority interest in Precision Software Services.

Until January 2003, Corporation Company of Nevada, Inc. provided to us trainers for some of our asset protection courses along with formation services for which the Company was billed for.  Formation services involved Corporation Company forming legal entities such as corporations and limited liability companies for use by our students.  The students used these entities to operate their business in a corporation, partnership, or trust form.  Mr. Whitney and Mr. Simon were directors of that company until the fourth quarter of 2001.

RAW, Inc. is a company owned by the Chairman of the Board of Whitney Information Network, Inc., which buys, sells and invests in real property.

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002

Building	$11,593,460	$3,093,460
Airplane	2,114,474	2,114,474
Software	1,495,000	1,495,000
Land	1,399,071	1,395,571
Equipment	683,091	774,608
Furniture and fixtures	548,065	369,934
Leasehold improvements	327,623	211,741
	18,160,784	9,454,788
Less accumulated depreciation	(1,575,287)	(1,054,057)

	$16,585,497	$8,400,731

Depreciation expense for the periods ended December 31:

2003	$691,506
2002	$587,209
2001	$292,522

Intangible assets consist of the following:

	December 31,
	2003	2002

Intellectual property	$4,875,000	$—
Customer list	1,218,055	688,000
Trademarks	850,000	300,000
Other intangibles	317,680	17,811
	7,260,735	1,005,811
Less accumulated amortization	(261,894)	(11,111)

	$6,998,841	$994,700

Amortization expense for the periods ended December 31:

2003	$250,810
2002	$11,111
2001	$—

Future amortization expense of intangibles is as follows:

Year Ending December 31,	Total

2004	633,374
2005	682,827
2006	519,501
2007	446,694
2008	446,694
Thereafter	4,269,751

$6,998,841

Note 5 - Long-Term Debt and Note Payable - Related Party

Long-term debt consists of:

	December 31,
	2003	2002
Note payable to a finance company. Monthly principal and interest of $9,204 through December 2018. Interest at the LIBOR rate plus 3.42% (4.54% total as of December 31, 2003). Collateralized by an airplane. The note is personally guaranteed (to $170,000) by the majority stockholder.	$1,148,176	$1,200,000

Note payable to an individual for purchase of equity interest in Rancho Monterey. Principal and interest payments of $12,266 beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by the Company’s stock.	592,052	—

Note payable to a bank. Interest only payments beginning in July 2003 due monthly until June 2005. Principal and interest payments due beginning July 2005 and amortized over 20 years. Interest at a fixed rate of 7.5%. The note matures June 2008 with all the unpaid principal and interest due.	4,500,000	—

Note payable to seller of building, paid in 2003.	—	450,000
	6,240,228	1,650,000

Less current portion	(168,897)	(43,590)

	$6,071,331	$1,606,410

Notes payable- related party consists of:

	December 31,
	2003	2002
Note payable to an officer/stockholder relating to the purchase of MRS Equity Corp. Semi-annual payments of principal and interest of $275,000 beginning July 2004 through January 2009 at an interest rate of 7%.	$3,750,000	$—

Note payable to an officer/stockholder relating to the purchase of Whitney Leadership Group. Semi-annual payments of principal and interest of $150,000 beginning January 2004 through January 2006 at an interest rate of 7%.	900,000	—

Note payable to an officer/stockholder. Principal payment due in July 2003 and remaining principal and interest payment due in July 2004 with interest at 7%.	62,500	—

Notes payable to officers/stockholders of the Company paid in 2003.	—	118,515
	4,712,500	118,515
Less current portion	(1,362,500)	(118,515)

	$3,350,000	$—

Maturities of long-term obligations are as follows:

Year Ending December 31,	Related Party Notes	Other Notes	Total

2004	1,362,500	168,897	1,531,397
2005	850,000	211,842	1,061,842
2006	850,000	259,217	1,109,217
2007	550,000	275,821	825,821
2008	550,000	4,459,880	5,009,880
Thereafter	550,000	864,571	1,414,571

	$4,712,500	$6,240,228	$10,952,728

Interest expense on the related party notes was approximately $141,000 and $6,000 for the year ending December 31, 2003 and 2002, respectively.

Note 6 - Commitments and Contingencies

Operating Leases

The Company leases the following properties: (1) its headquarters building in Cape Coral, Florida (Note 3); (2) its telemarketing facility in Draper, Utah; and (3) its Whitney Canada location in Ontario.  These leases expire from May 2005 to October 2006.

Rent expense for all operating leases was:

Year Ending December 31,

2003	$383,592
2002	$237,025
2001	$227,807

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,

2004	140,093
2005	102,896
2006	73,359

$316,348

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

Credit Facilities

The Company has obtained two letters of credit, totaling $1,500,000, and has available unused amounts totaling $1,500,000, which are supported by certificates of deposit.  These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively.

Note 7 - Stockholders’ Equity and Transactions

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding - December 31, 2000	1,093,650	$1.94
Granted	10,000	$1.70
Forfeited/canceled	(181,850)	$(1.94)

Outstanding - December 31, 2001	921,800	$1.94
Granted	651,750	$1.81
Forfeited/canceled	(141,000)	$(1.98)
Exercised	(26,375)	$(2.13)

Outstanding - December 31, 2002	1,406,175	$1.93
Granted	202,500	$3.80
Forfeited/canceled	(180,300)	$(2.19)
Exercised	(6,125)	$2.60

Outstanding - December 31, 2003	1,422,250	$2.17

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options	Number of Option Exercisable	Price*	Life*
$1.75	45,000	45,000	$1.75	6.34
$1.81	311,450	77,863	$1.81	8.25
$1.88	249,900	250,100	$1.88	5.66
$2.00	613,400	472,775	$2.00	6.56
$3.10	15,000	3,750	$3.10	8.68
$3.70	152,500	38,125	$3.70	9.16
$3.90	25,000	6,250	$3.90	9.66
$4.10	10,000	2,500	$4.10	9.28

$ 1.75 to $4.10	1,422,250	896,363		7.14

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2003	2002	2001
Approximate risk free rate	4.25%	6.00%	6.00%
Average expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Volatility	33.77%	154.00%	85.00%
Estimated fair value of total options granted	$398,189	$804,201	$14,750

Note 8 - Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2003	2002	2001

Numerator for diluted income (loss) per common share	$(1,557,659)	$6,229,740	$2,534,247

Denominator for basic earnings per share - weighted average shares	8,187,658	7,952,180	7,587,474
Effect of dilutive securities - options and warrants	—	765,226	—
Denominator for diluted earnings per share - adjusted weighted average shares	8,187,658	8,717,406	7,587,474

Diluted income (loss) per common share	$(0.19)	$0.71	$0.33

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9 - Business Segment Information

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

The following provides both revenues and long-lived asset values by location for the period and years ending December 31, 2003 and 2002.  Foreign operations prior to 2002 are not significant.

	Revenues		Long-Lived Assets
Location	2003	2002	2003	2002

United States	$81,633,450	$57,091,029	$25,488,829	$9,549,181
Canada	5,242,379	2,648,171	31,147	44,159
United Kingdom	8,082,341	2,406,037	84,030	49,746
Costa Rica	—	—	817,513	817,513

	$94,958,170	$62,145,237	$26,421,519	$10,460,599

The following provides revenues received from external customers by the Company’s reportable segments for the years ended December 31, 2003, 2002 and 2001.

	For the Years Ended December 31,
Segment	2003	2002	2001
Real Estate Products/Services	$58,325,333	$53,339,275	$38,024,356
Real Estate Mentoring/Coaching	17,113,692	6,486,180	3,315,936
Commission/Other	3,700,542	1,739,436	805,049
Teach Me To Trade	15,818,603	574,484	—
Internet Sales	—	5,862	12,399
Total revenues	$94,958,170	$62,145,237	$42,157,740

Note 10 - Income Taxes

At December 31, 2003, the Company had net operating losses (NOL) carryforwards for tax purposes of approximately $10,225,000 respectively, which expire in the years 2004 through 2022.

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

	December 31,
	2003	2002
Deferred tax asset from NOL carryforward	$3,814,000	$1,301,000
Deferred tax asset (liability) from deferred expense/revenue	(2,758,000)	(1,142,000)
Total deferred tax assets	1,056,000	159,000
Valuation allowance for deferred tax assets	(1,056,000)	(159,000)

Net deferred tax asset	$—	$—

Note 11 – Employee Benefit Plan

The Company has a 401(k) employee savings plan for eligible employees, which provides for a Company matching contribution determined each year at the discretion of the Company.  No Company contributions were charged to operations for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 12 - Summarized Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2002
Revenues	$15,453,018	$17,535,080	$13,875,257	$15,281,882
Operating expenses	12,173,963	13,494,194	13,078,696	17,437,938
Gross income (loss)	3,279,055	4,040,886	796,561	(2,156,056)
Net income (loss)	3,371,041	2,763,941	672,169	(577,411)
Basic income (loss) per share (1)	0.43	0.35	0.08	(0.08)
Diluted earnings (loss) per share (1)	0.40	0.31	0.08	(0.08)

December 31, 2003
Revenues	$13,303,839	$17,420,985	$23,567,782	$40,665,564
Operating expenses	15,951,926	21,861,788	27,173,284	31,679,685

Gross (loss) income	(2,648,087)	(4,440,803)	(3,605,502)	8,985,879
Net (loss) income	(1,411,379)	(3,549,264)	(1,567,738)	4,970,722
Basic (loss) earnings per share (1)	(.17)	(.44)	(.19)	.61
Diluted (loss) earnings per share (1)	(.17)	(.44)	(.19)	.55

(1)               Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding.  Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

In connection with the audit of the year ended December 31, 2003, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.  However, the company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department.  This staffing situation contributed to certain accounts not being reconciled on a timely basis and certain business transactions not documented in an appropriate manner.  The Registrant is addressing this concern and is in the process of further enhancing its staff.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning each of our executive officers and directors is set forth below:

Name	Age	Position
Russell A. Whitney	47	Chairman of the Board of Directors, Chief Executive Officer and President
Ronald S. Simon	60	Executive Vice President, Chief Financial Officer, Secretary and Director
Nicholas S. Maturo	55	Chief Operating Officer
Charles E. Miller	53	Vice President—Finance
John F. Kane	49	Vice President—Marketing
Gonzalo DeRamon	39	Director
Frederick A. Cardin	57	Director
Chester P. Schwartz	58	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. Our Audit and Compensation Committees are composed of Messrs. DeRamon, Schwartz and Dr. Cardin, all of whom are independent directors. Mr. Schwartz is the chairman of our Audit Committee and our Audit Committee financial expert. John B. Gallagher joined our Board of Directors in April 2003 and resigned in July 2003.

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

Ronald S. Simon, Executive Vice President, Chief Financial Officer, Secretary and Director.  Mr. Simon is a Certified Public Accountant has been our Chief Financial Officer and a member of our Board of Directors since August 1998. Mr. Simon was a self-employed certified public accountant from 1987 until he joined us as our Chief Financial Officer in June 1998. In June 2002, he was appointed our Executive Vice President. Mr. Simon holds a Bachelor of Science degree in accounting from the University of Illinois.

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

Gonzalo DeRamon, Director, joined us as a director in April 2003. Since May 2000, Mr. DeRamon has been Vice President of Development Banking for the Bank of America, responsible for development of affordable housing in the South Florida market. His responsibilities include negotiating land acquisitions, structuring joint ventures and financings, selecting professional consultants as well as project underwriting through closing. From 1996 to May 2000, Mr. DeRamon was Vice President of Finance and Treasurer for Greater Miami Neighborhoods, where he was responsible for the management of 2,800 multi-family units and over 250 single family units, all located in the Greater Miami, Florida metropolitan area. From 1993 to 1996, he was Comptroller for Greater Miami Neighborhoods, responsible for receiving and distributing institutional and bank funds used to revitalize inner city neighborhoods. Mr. DeRamon received a Bachelor of Science degree in industrial engineering from Santa Domingo Institute of Technology in the Dominican Republic and an MBA in investment and corporate finance from Florida International University.

Frederick A. Cardin, Director, joined us as a director in April 2003, and since June 1996, has been managing director of Harvard Growth Strategies, a consulting firm which advises clients on business strategies, financing and marketing. Dr. Cardin publishes articles and lectures on such topics as corporate, investment and international finance, strategic planning, financing, entrepreneurship, management, merger and acquisition planning and health care and environmental economics. From 1974 to 1981, he was first a member and then a partner and a director of the Cambridge Research Institute, a strategic planning consulting firm in Cambridge, Massachusetts. At the Cambridge Research Institute he led strategic analyses of the computer and telecommunications industries. In 1985 he founded and acted as Chairman and Chief Executive Officer of O!Deli Corporation, a publicly-traded food franchisor. O!Deli grew to 50 franchisees before its acquisition by Pacific Equities. From 1970 to 1971 he held a faculty appointment in international finance at the Harvard Business School, where he developed cases and teaching materials on speculation, arbitration and hedging in foreign exchanges. Dr. Cardin earned his MBA with distinction and his Doctorate in Finance from the Harvard Graduate School of Business Administration. He earned a Bachelor’s degree in economics Summa Cum Laude from Tufts University, where he fulfilled degree requirements in economics, math and astronomy, minoring in physics. In 1968 he was elected to Phi Beta Kappa.

Chester P. Schwartz, Director, joined us as a director in July 2003. Since 1970 he has been engaged in the private practice of law in Denver, Colorado, specializing in real estate and commercial law. He earned a Bachelor of Science and Juris Doctor degrees from the University of Colorado.

Identification and Description of the Audit Committee

The Company’s Board of Directors has established a standing Audit Committee that consists of three directors. The current members of the Audit Committee are Messrs. DeRamon, Cardin and Schwartz. The Board of Directors has determined that each of these directors is “independent” as defined by the applicable rules of the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate and that Mr. Schwartz further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the Securities and Exchange Commission.

The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls and the audit process. Its duties include reviewing the adequacy of our internal accounting and financial controls, reviewing the scope and results of the audit plans of our independent and internal auditors, reviewing the objectivity, effectiveness and resources of the internal audit function, and assessing our financial reporting activities and accounting standards and principles. The Audit Committee also selects and engages our independent auditors and approves their fees. In 2003, the Committee met two times. All members of the Audit Committee meet the independence standards of the Securities and Exchange Commission.

The Audit Committee has considered whether the provision of nonaudit services performed by our independent auditors is compatible with maintaining that firm’s independence.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and other senior executive officers. We have posted the Code of Ethics on our Web site at http://russwhitney.com. We intend to disclose any amendment to or waiver from the Code of Ethics applicable to any senior officer on a Form 8-K or on our Web site.

ITEM 11.    EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid to our Chief Executive Officer and others for the calendar years indicated below.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) (#)	Shares Underlying Options ($)	All Other Compensation ($)
Russell A. Whitney, CEO	2003	400,000	275,000	—	—	—	—
	2002	350,000	450,000	—	—	75,000	—
	2001	250,000	100,000	—	—	—	—
	2000	250,000	20,455	—	—	—	—
Richard Brevoort, President(1)	2003	0	0	—	—	—	—
	2002	125,000	50,000	—	—	78,500	—
	2001	100,000	50,000	—	—	—	—
	2000	75,000	14,602	—	—	68,000	—

Ronald S. Simon, Executive Vice President, CFO	2003	180,000	75,000	—	—	50,000	—
	2002	100,000	50,000	—	—	75,000	—
	2001	55,000	25,000	—	—	—	—
	2000	47,500	14,602	—	—	68,000	—
Nicholas Maturo, COO	2003	180,000	20,000	—	—	45,000	—
John Kane, Vice President	2003	120,000	15,000	—	—	25,000	—
Charles Miller, V.P. Finance	2003	120,000	15,000	—	—	10,000	—

(1)          Mr. Brevoort passed away in September 2002.

In May, 2003, we entered into a three-year employment agreement with Mr. Whitney which provides for a salary of $400,000 per year, together with bonuses to be granted by the Compensation Committee of our Board of Directors, and customary employee benefits, including health insurance. Bonuses granted by the Board of Directors to Mr. Whitney are expected to be between 50% and 150% of his salary, depending upon our level of profitability. In May, 2003, we also entered into three-year employment agreements with Messrs. Simon, Maturo, Miller and Kane, providing for initial annual salaries of $180,000, $180,000, $120,000 and $120,000, respectively.

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

The following table sets forth certain information regarding grants of stock options to Russell A. Whitney, Nicholas Maturo, Richard Brevoort, and Ronald S. Simon, the executive officers who received stock options during the years 2000 through 2003. The fair value of the grants have been estimated utilizing the Black-Scholes option pricing.

Name	Number of Underlying Securities Options/ SARs Granted During Last 12 Months		% of Total Options/SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh) (weighted average)	Expiration Date	Grant Date Present Value

Russell A. Whitney	35,000	(1)	17%	$3.70	03/2013	$68,823	(2)
Richard Brevoort	0	(2)	0%	$—	—	$—	(2)
Ronald S. Simon	50,000		25%	$3.70	02/2013	$93,318	(2)
Nicholas Maturo	45,000		22%	$3.9	04/2013	$88,487	(2)

(1)	Comprised of options granted to Mr. Whitney’s wife and two children all of whom are our employees.
(2)	Mr. Brevoort passed away in September 2002.
(3)	Our present value computations were based upon the following assumptions: 33.7% volatility, ten year life, risk free rate of return of 4.25% and a 0% dividend yield.

The following table sets forth, on an aggregated basis, each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

Name	Shares Acquired on Exercise	Value Realized	# of Securities Underlying Unexercised Options/SARs at December 31, 2003	Value of Unexercised In-The Money Options/SARs at December 31, 2003

Russell A. Whitney	0	0	91,000	$189,140
Richard Brevoort	0	0	268,600	$614,983
Ronald S. Simon	0	0	343,000	$699,475
Nicholas Maturo	0	0	45,000	16,500

We have not adopted any retirement, pension or profit sharing plans for the benefit of our officers or directors although we adopted our 1998 Stock Option Plan for the benefit of our officers, directors, employees and consultants. We also offer our employees a 401(k) plan, although we do not make any contributions to the plans.

Compensation of Directors

Independent directors receive $10,000 per year for serving as members of the Board of Directors. Expenses incurred by our directors in attending Board meetings are reimbursed, and independent directors each receive 5,000 stock options under our 1998 Stock Option Plan upon joining our Board of Directors.

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

We have reserved 2,187,500 shares of common stock for issuance under the Plan, which is administered by the compensation committee of our board of directors. Under the Plan, the compensation committee determines which individuals will receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option and the option price. As of December 31, 2003, options to purchase 1,422,250 shares of common stock at exercise prices ranging from $1.75 per share to $4.10 per share were outstanding under the Plan, and 765,250 shares remained available for future option grants. Of these options, 828,800 have been issued to executive officers and directors at exercise prices ranging from $1.81 per share to $3.70 per share.

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

Equity Compensation Plan Information

The following table provides information about compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance to employees or non-employees, such as directors and consultants, as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding) securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
• 1998 Stock Option Plan	1,422,250	$2.17	765,250
Equity compensation plans not approved by security holders	—	—	—

Total	1,422,250	$2.17

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the common stock ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, by certain of our officers, by each of our directors individually and by all officers and directors as a group. Each person holds record and beneficial ownership and has sole voting and investment power with respect to the shares of common stock shown. The address of all of these individuals is in our care at 1612 E. Cape Coral Parkway, Cape Coral, Florida 33904.

Name of Owner	Number of Shares	Position	Percent of Class(1)

Russell A. Whitney(2)	6,706,600	Chairman of the Board of Directors and Chief Executive Officer	81.9%
Ronald S. Simon(3)	378,125	Executive Vice President, Chief Financial Officer, Secretary and Director	3.9%
Nicholas S. Maturo	25,000	Chief Operating Officer	(4)
Charles S. Miller	19,523	Vice President—Finance	(4)
John F. Kane	206,333	Vice President—Marketing	2.5%
Gonzalo DeRamon	5,000	Director	(4)
Frederick A. Cardin	5,000	Director	(4)
Chester P. Schwartz	5,000	Director	(4)
All officers and directors as a group (eight persons)	7,353,581		85.1%

(1)	Includes stock options exercisable within 60 days from the date of the prospectus.
(2)	Comprised of 6,615,600 shares held jointly by Mr. Whitney and his wife and 90,000 stock options held by members of Mr. Whitney’s family.
(3)	Comprised of 35,125 shares and 343,000 stock options.
(4)	Less than 1%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2003 we leased 2,242 square feet of office space at 4818 Coronado Parkway, Cape Coral, Florida 33904 from Russell A. Whitney, our Chairman and Chief Executive Officer, on a monthly basis without a written lease for $2,242 per month. We elected to lease the property on a monthly basis without a written lease as we were uncertain of whether we would continue to use this space, considering we recently purchased our own office building in Cape Coral and may move into additional space in that building when current leases to non-affiliates expire. In 2004 we vacated this space. We currently lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, Cape Coral, Florida 33904 from Mr. Whitney for $1,943 per month on a monthly basis.

We provide payroll services to Whitney Leadership Group, Inc., a company previously owned and controlled by Mr. Whitney which we acquired in July 2003. In 2002 we made a short-term advance to Whitney Leadership $232,126 with no interest to fund a Whitney product show, which was repaid in 2003. Whitney Leadership owns the rights to our television real estate infomercials which we use to attract students to our free informational training sessions, a number of our educational books and tapes and one of our course offerings, for which we pay Whitney Leadership $1.00 for each person who registers for our free informational training sessions.

MRS Equity Corp. provides software products and services to us which we market that allows mortgagees to pay their mortgages every two weeks rather than monthly, thereby reducing mortgage payments over the life of the mortgage and increasing principal reductions. We provide MRS with payroll services. MRS is a wholly-owned subsidiary of Equity Corp. Holdings, Inc., which was previously owned and controlled by John F. Kane, our Vice President of Marketing and which we acquired in July 2003.

Precision Software Services, Inc. develops and licenses software to us. Mr. Whitney owned a controlling interest in Precision until we acquired all of its outstanding shares in November 2001 for 333,334 shares of our common stock valued at $1.50 per share.

Until January 2003, Corporation Company of Nevada, Inc. provided to us trainers for some of our asset protection courses along with formation services for which the Company was billed for. Formation services involved Corporation Company forming legal entities such as corporations and limited liability companies for use by our students.  The students used these entities to operate their business in a corporate, partnership, or trust form.  Mr. Whitney and Mr. Simon were directors of that company until the fourth quarter of 2001.

The dollar amount of products we purchased from MRS and Precision Software Services is as follows:

	2003	2002	2001

MRS Equity Corp.	$47,405	$678,325	$720,504
Precision Software Services, Inc.	$0	$0	$371,644

Fees we paid to Whitney Leadership and Corporation Company are as follows:

	2003	2002	2001

Whitney Leadership Group, Inc.	$88,358	$210,849	$279,313
Corporation Company of Nevada, Inc.	$0	$0	$458,877

Payroll service fees we received from affiliates are as follows:

	2003	2002	2001

MRS Equity Corp.	$63,204	$145,190	$53,105
Precision Software Services, Inc.	$0	$0	$42,024
Whitney Leadership Group, Inc.	$0	$14,204	$0

In September 2001, we purchased for $212,500 a 20% interest in Rancho Monterey, S.A., a Panama company organized in May 2001 to develop unimproved real estate in Costa Rica.  Prior to our investment, Rancho Monterey was owned by four persons, comprised of three nonaffiliated persons and Mr. Whitney, each of whom owned 25% of Rancho Monterey.  We paid the same price for our interest in Rancho Monterey as the other four persons paid.  In the summer of 2003, we acquired an additional 10% interest in Rancho Monterey, thus increasing our holdings to 30% of Rancho Monterey through the issuance of $650,000 indebt.  We also own 6% of Monterey del Este (a Panama Company organized to develop unimproved real estate in Costa Rica) and a 20% interest in Monterey del Mar (a Panama Company organized to develop an ocean-front boutique hotel on the pacific Coast Rica). Mr. Whitney also indirectly owns 11.4% of Rancho Monterey and 6% of Monterey del Este.  Ronald Simon, Chief Financial Officer, indirectly owns 14% of Rancho Monterey.

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

In July 2003, we acquired from John F. Kane, our Vice President of Marketing, all of the outstanding shares of Equity Corp. Holdings, Inc., which owns MRS Equity Corp., for a purchase price of $250,000, comprised of $62,500 in cash, 62,500 shares of our common stock valued at $125,000 at closing and $62,500 payable one year from the closing date evidenced by a promissory note bearing interest at 7% per annum.  We also agreed to assume and pay a promissory note issued to Mr. Whitney by Equity Corp. on June 1, 2002 in the amount of $4,750,000 payable $1,000,000 in July 2003 and July 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009. The unpaid balance bears interest at 7% per annum. Equity Corp. incurred this $4,750,000 obligation when it elected to redeem all of Mr. Whitney’s stock ownership in Equity Corp., which amounted to 90% of the outstanding stock of Equity Corp., as of June 1, 2002.

In July 2003, we acquired all of the outstanding common stock of Whitney Leadership Group, Inc. from Mr. Whitney and his wife, for a purchase price of $1,200,000, which was paid $300,000 at closing and $300,000 payable in each of the following three years. The outstanding balance is evidenced by a promissory note bearing interest at 7% per annum.

From 1999 to 2002 we granted 91,000 stock options to Mr. Whitney’s wife and two children, all of whom are employees of our company. Mr. Whitney’s wife has been an employee since 1992, his daughter has been an employee since 1995 and his son has been an employee since 2000. We also granted 25,600 stock options to the wife of Mr. Brevoort, a former executive officer. Mrs. Brevoort has been an employee since 1992. All were granted stock options under our employee stock option plan.

Historically, our Board of Directors has been composed solely of Messrs. Whitney and Simon who are responsible for setting the compensation of all of our executive officers, including Messrs. Whitney and Simon. These two individuals also approved the above described related party transactions with Whitney Leadership and Equity Corp. Holdings prior to our appointment of our three independent directors. However pursuant to the acquisition agreements, we obtained independent fairness opinions for these acquisitions.

From time to time Mr. Whitney benefits from our students’ purchase of residential lots and the construction of homes on lots they acquire in the Cape Coral, Florida area. Lots purchased by students may be sold to them by Mr. Whitney or other lot owners. The purchase price of lots sold by Mr. Whitney is consistent with lot prices sold by others in the Cape Coral area. Mr. Whitney receives a commission of $5,000 from Gulf Stream Development Group, Inc. for houses built by Gulf Stream for our students. Mr. Whitney owns 25% of the stock of Gulf Stream.  Mr. Whitney personally benefits from these transactions and the Company receives no additional compensation.  As the Company is not in the business of selling land and constructing homes,  Mr. Whitney is not preventing revenue opportunities with his personal activities.  We have elected not to enter into the business of selling lots to students or building homes for them, as we do not believe the returns in doing so would match our returns in the post-secondary education business. Our decision not to enter either of these businesses was unanimously ratified by a vote of our independent directors.

In our view, the terms of the transactions described above are no less favorable than could have been obtained from independent third parties. Further, all ongoing and future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that could be obtained from unaffiliated third parties, and all ongoing and future affiliated transactions and any forgiveness of loans will be approved by a majority of the independent and disinterested members of our Board of Directors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted the audit of our financial statements for the year ended December 31, 2003. It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the Securities and Exchange Commission. As a result, our directors do specifically approve, in advance, nonaudit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence.

EKS&H’s fees for the 2003 annual audit, review of interim financial statements, and registration statement filings were approximately $ 180,000. Fees for all other professional services rendered by EKS&H during the year ended December 31, 2003 totaled approximately $ 48,000 and were related primarily to tax services and regulatory reviews. No fees were billed for financial information systems design and implementation services. We have concluded that the provision of services by EKS&H is compatible with maintaining its independence.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8K
(i) On October 17, 2003, the Registrant filed on 8K disclosing its acquisition of SpeakTec, Inc.
(ii) On December 2, 2003, the Registrant filed an 8K disclosing its acquisition of Success Development, Inc.
(b)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended Articles of Incorporation (1)
3.4	Amended Articles of Incorporation (1)
4.1	Specimen Stock Certificate (1)
10.01	Ontario Canada Office Lease (2)
10.02	Utah Office Lease (2)
10.03	Business Advisory Agreement with Newbridge Securities Corporation (2)
10.04	1998 Stock Option Agreement (2)
10.05	Agreement to Purchase Precision Software Services, Inc. (2)
10.06	Agreement to Purchase MRS Equity Corp. (2)
10.07	Employment Agreement with Mr. Whitney (2)
10.08	Employment Agreement with Mr. Simon (2)
10.09	Employment Agreement with Mr. Maturo (2)
10.10	Employment Agreement with Mr. Miller (2)
10.11	Employment Agreement with Mr. Kane (2)
10.12	Purchase Agreement – Teach Me To Trade (2)
10.13	Purchase Agreement – Whitney Leadership Group (2)
10.14	Purchase Agreement – Success Development, Inc.(3)
10.15	Purchase Agreement - SpeakTec, Inc.(4)
14.1	Code of Ethics
21

The Registrant has ten active subsidiaries as follows: Precision Software Services, Inc.; Intelligence Network, Inc.; Whitney Canada, Inc.; Whitney Consulting Services, Inc.; Whitney Education Group, Inc.; Whitney Internet Services, Inc.; Whitney Mortgage.com, Inc.; Whitney U.K., Limited; Coral Aviation, Inc.; American Home Buyers Alliance, Inc.

31.1	Certification of Periodic Report – Chief Executive Officer
31.2	Certification of Periodic Report – Chief Financial Officer
32.1	Certification of Periodic Report – Chief Executive Officer
32.2	Certification of Periodic Report – Chief Financial Officer
99.1	Class A Warrant Agreement (1)
99.2	Class B Warrant Agreement (1)
99.3	Non-Qualified Incentive Stock Option Plan (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10SB12G (SEC File No. 000-27403).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-103156).
(3)	Incorporated by reference to the Registrant’s current report on Form 8K dated December 2, 2003
(4)	Incorporated by reference to the Registrant’s current report on Form 8K dated October 17, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: March 30, 2004	By:	/s/	RUSSELL A. WHITNEY
Russell A. Whitney Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2004
Russell A. Whitney

/s/ RONALD S. SIMON	Executive Vice President, Chief Financial Officer,	March 30, 2004
Ronald S. Simon	Principal Accounting Officer and Director

/s/ GONZALO DeRAMON	Director	March 30, 2004
Gonzalo DeRamon

/s/ FREDERICK A. CARDIN	Director	March 30, 2004
Frederick A. Cardin

/s/ CHESTER P. SCHWARTZ	Director	March 30, 2004
Chester P. Schwartz