Form 10-Q
period 2004-03-31
WHITNEY INFORMATION NETWORK INC
filed 2004-05-17
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

NONE

Securities registered under Section 12 (b) of the Exchange Act:

NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK

NO par value per share

(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

The Issuer had 8,560,199 and 8,547,749 common shares of common stock outstanding as of March 31, 2004 and December 31, 2003.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to March 31, 2003

Total revenue for the three months ended March 31, 2004 was $ 38,508,675, an increase of $25,204,836, or 189% compared to the same period in 2003. This increase was directly attributable to an increase in the number of attendees at our training courses and to an increase in sales of other product and services. Revenue from our 3-Day Basic Training events increased to $11,711,809 increase of $7,678,044 over the comparable period in 2003. Revenue from our advanced training events increased to $16,196,768 an increase of 10,857,992 over the comparable period in 2003. And the sales of our products and other services increased to $10,294,929, also an increase over the prior year comparable period of $6,363,631. In addition, during the period ended March 31, 2004, the company sold land for investment for a profit of $305,169.

The following table will illustrate the number of events and the number of attendees for the comparative periods.

	Quarter Ending March 31, 2004	Quarter Ending March 31, 2003
Number of Events
Free Preview Training	135	82
3 Day Basic Training	93	73
Advanced Training	199	108
Total	427	263

Number of Attendees
Free Preview Training	76,680	31,012
3 Day Basic Training	5,467	3,501
Advanced Training	3,436	1,855
Total	85,583	36,368

The increase in revenue over the comparable period in 2003 is a trend that is expected to continue throughout the year. The increase in the number of events and in the number of attendees is expected to continue as the Teach Me to Trade, Star Trader, and Cash Flow Generator brands are incorporated into the normal operations of the company. As the marketing, logistics, and speaker training functions of these brands are more seasoned, they are expected to produce a continued increase in the number of events, both domestically and internationally. In addition, the trend of increased attendance at events for all brands is expected to continue through out the year

Direct Course Expenses

There are two components of costs included in direct course expenses.  The first component is variable and is consistent with the costs associated with revenue received.  These costs include instructor fees, facility costs, and travel expenses.  The second component relates to the costs associated with the initial free preview training.  This introductory course is offered to provide information to the student about our basic 3 Day training and products and services.  There is no revenue associated with this course.  The revenue that is generated relates to the future courses that the students enroll in.  The costs relating to these initial courses then have a significant impact on the relationship between revenue and costs.  In periods in which there is a significant amount of new initial courses, as compared to advanced courses, the percentage relationship between direct course expenses and revenue increases.  In periods in which there are more advanced courses, as compared to initial courses, the percentage relationship between direct course expenses and revenue decreases.  The only expenses that are deferred until the related revenue is realized is the related commissions paid.

Direct course expenses increased for the first quarter of 2004 to $15,418,290, an increase of $7,843,918, or 103% over the prior comparable period in 2003 of $7,574,372. This increase in expenses is consistent with the increase in the amount of all types of courses that were held during the periods in question. Direct course expenses improved as a percentage of revenue to 40.0% for the first quarter of 2004, as compared to 56.9% for the comparable period in 2003. This improvement in the ratio of expenses to revenue is expected to continue as the number of students attending advanced training courses increases. Variable course expenses did not change as a per cent of revenue, and they are not expected to in the future. Direct expenses as a percentage of revenue are lower for advanced training courses (25%) than for 3 Day training courses (72%). Variable course expenses did not change as a per cent of revenue, and they are not expected to in the future.

Advertising and Sales Expense

Advertising and selling expenses, of which advertising represented approximately 83% of these expenses for the three months ended March 31, 2004, was $12,837,773, an increase of $8,297,158, or 183%, compared to the same period in 2003. This increase is disproportionate to the increase in the amount of free preview training events held during the period (65%). It is caused by the more rapid expansion of the financial investing brands of the company, which have a higher advertising cost per attendee than do the real estate brands. Many improvements have been made over the past few months to improve the quality of media buys and better media scheduling. These improvements have been instrumental in continuing to attract increasing numbers of new enrollees into our programs. This trend in continued expansion of our markets is expected to continue throughout the year as many of the projects that are planned are introduced through the rest of the year. Sales expense as a percent of revenue did not change, and that trend is expected to continue.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expenses, and depreciation and amortization expense.

General and administrative expenses increased to $10,205,668, an increase of $6,368,829, or 166% over the comparable period in 2003 of $3,836,939. Payroll and payroll benefits account for approximately 65% of total general and administrative expenses. During the first quarter of 2004, the company hired an additional 75 employees, net of terminations. The departments which showed increases in employment were the field representatives and student services. In addition, managers and directors were hired in various departments to better facilitate speaker training, course delivery, human resources, and business development. Much of the hiring done in the past year has been in anticipation of significant increases in the demand for all administrative services. Accordingly, general and administrative expenses have been consistently rising. However, some economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. The first three months of 2003, they were 28.8% of revenues. In 2004 they improved to 26.5% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.

Net Income

Net income for the three months ended March 31, 2004 was $207,612, as compared to a net loss of $1,411,379 for the three months ending March 31, 2003, an increase of $1,618,991. Net income per share was $.02 as compared to a net loss per share in 2003 for the same period of ($.17). This increase is directly attributable to an increase in the delivery of 3 Day basic training courses and advanced courses, realization of more efficient advertising, and improvements in reducing the growth of general and administrative costs. Deferred revenue, which is the net backlog of training courses purchased and not yet delivered, increased by $7,955,971 during the first three months of 2004, compared to an increase of $5,869,609 for the same comparable period in 2003. This occurred while sales for the three months ended March 31, 2004 increased by $25,204,836 over the same period in 2003. This reflects two things; the percentage of courses delivered is increasing as a percentage of sales, and the amount of sales is increasing substantially. . This change in net income is a trend that is expected to continue forward, as the backlog of course trainings purchased and undelivered grows, the amount of courses deliveries will continue to grow, and no significant change in the ratio of expense is anticipated.

Liquidity and Capital Resources

The Company’s capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  Cash increased by $7,586,778 to $22,608,263, compared to an increase of $3,704,948 in the previous comparable period in 2003.  This increase is generated almost exclusively from operating activities and is directly attributable to the increase in sales and net income.

The Company’s cash provided by operating activities was $7.42 million and $3.92 million for the three months ended March 31, 2004 and 2003, respectively. As long as sales and net income increase, as explained earlier, then cash flows will continue to increase.

The Company’s cash provided by (used) in investing activities was $267,488 and ($183,120) for the three months ended March 31, 2004 and 2003, respectively.  Cash used to purchase fixed assets was $559,200 for the three months ended March 31, 2004 as compared to $67,313 for the same period in 2003. In addition, in 2004, cash was provided from the sale of land ($ 826,688) and in 2003 cash was loaned to affiliates ($115,807). The company will continue to invest in fixed assets in future periods for facility expansion, computer and software upgrades, and geographic expansion. Cash provided by or used in investing activities is not anticipated to change as a percentage of cash flows.

The Company’s cash used in financing activities was $165,459 and $29,222 for the three months ended March 31, 2004 and 2003, respectively.  These activities consist primarily of reduction of long-term debt. Long-term debt was reduced $189,212 for the three months ended March 31, 2004 and $48,846 for the same period in 2003. As the company continues to generate cash flow from operations, it will consider additional reduction of long- term debt as a financing option. Cash used in investing activities is not anticipated to change as a percentage of cash flows.

At March 31, 2004 we had unused letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000, which are supported by certificates of deposit.  These letters of credit expire in January 2005 and October 2005 and the certificates of deposit carry an interest rate of 2.9% and 3.68%, respectively.

Historically, the Company has been able to fund all of its operations from existing working capital.  The Company intends to continue to use working capital for operating purposes.  From time to time, we evaluate potential acquisitions of business products or technologies that complement our business.  To the extent that resources are insufficient to fund future activities, we may need to raise additional funds.  However, there can be no assurance that additional funding, if needed, will be available.  If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

We believe our cash resources are more then sufficient to fund our operations and growth plans for the next 12 months.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt	Operating Lease Commitments	Total
2004	—	1,342,185	140,093	1,482,278
2005	—	1,061,842	102,896	1,164,738
2006	—	1,109,217	73,359	1,182,576
2007	—	825,821	—	825,821
2008	—	6,359,880	—	6,359,880
Thereafter	—	1,414,571	—	1,414,571

Total	—	12,113,516	316,348	12,429,864

Item 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such is defined in Rules 13a-13(c)  and 15d-14(c).under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of March 31, 2004, our disclosures and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our controlled subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

In connection with the audit of the year ended December 31, 2003, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.  However, the company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department.  This staffing situation contributed to certain accounts not being reconciled on a timely basis and certain business transactions not documented in an appropriate manner.  The Registrant is in the process of developing an action plan regarding the adequacy and sufficiency of its accounting personnel.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended March 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit No.	Description

	31.1	Certification of Periodic Report-Chief Executive Officer
	31.2	Certification of Periodic Report-Chief Financial Officer
	32.1	Certification of Periodic Report-Chief Executive Officer
	32.2	Certification of Periodic Report-Chief financial Officer

(b)	Reports on Form 8-K
No reports were filed on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: May 17, 2004	By:	/s/Russell A. Whitney
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	President/Director/Chairman/	May 17, 2004
Russell A. Whitney	Chief Executive Officer

/s/Richard S. Simon	Secretary/Treasurer/Chief Financial Officer/	May 17, 2004
Richard S. Simon	Principal Accounting Officer and Director

/s/Gonzalo DeRamon	Director	May 17, 2004
Gonzalo DeRamon

/s/Frederick A. Cardin	Director	May 17, 2004
Frederick A. Cardin

/s/Chester P. Schwartz	Director	May 17, 2004
Chester P. Schwartz

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.
Consolidated Financial Statements
As of March 31, 2004 and December 31, 2003
And for the Three Months Ended March 31, 2004 and 2003

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,608,263	$15,021,485
Accounts receivable, net	1,188,442	1,314,562
Accounts receivable, affiliates	2,325,646	2,482,436
Prepaid advertising and other	2,059,677	2,329,726
Inventory	1,411,983	712,703
Deferred seminar expenses	7,798,219	6,833,784
Total current assets	37,392,230	28,694,696

Other assets
Property and equipment, net of accumulated depreciation of $1,758,677 (2004) and $1,575,287 (2003)	17,789,374	16,585,497
Intangible assets, net of accumulated amortization of $330,649 (2004) and $261,894 (2003)	6,930,145	6,998,841
Goodwill	1,000,000	1,000,000
Investment in foreign corporation	734,757	734,757
Other assets	—	19,965
Total other assets	26,454,276	25,339,060

Total assets	$63,846,506	$54,033,756

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,377,098	$3,218,370
Accrued seminar expenses	3,232,500	1,645,601
Deferred revenue	46,549,101	38,593,130
Accrued expenses	2,444,680	1,781,044
Current portion of long-term debt	129,685	168,897
Current portion of note payable-officer/stockholder	1,212,500	1,362,500
Total current liabilities	54,945,564	46,769,542

Long-term debt, less current portion	7,421,331	6,071,331
Note payable – officer/stockholder, less current portion	3,350,000	3,350,000
Total liabilities	65,716,895	56,190,873

Minority Interest	2,000,000	2,000,000

Stockholders’ deficit
Common stock, no par value, 25,000,000 shares authorized, 8,560,199 and 8,547,749 shares issued and outstanding	3,014,508	2,990,755
Paid-in capital	448,600	448,600
Foreign currency translation adjustment	(292,463)	(347,826)
Accumulated deficit	(7,041,034)	(7,248,646)
Total stockholders’ deficit	(3,870,389)	(4,157,117)

Total liabilities and stockholders’ deficit	$63,846,506	$54,033,756

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Sales	$38,508,675	$13,303,839

Expenses
Direct course expenses	15,418,290	7,574,372
Advertising and sales expense	12,837,773	4,540,615
General and administrative expense	10,205,668	3,836,939
Total expenses	38,461,731	15,951,926

Income (loss) from operations	46,944	(2,648,087)

Other income (expense)
Interest and other income	420,276	146,918
Interest expense	(259,608)	(22,210)

Income (loss) before income taxes	207,612	(2,523,379)

Income tax (expense) benefit	—	1,112,000

Net income (loss)	$207,612	$(1,411,379)

Basic income (loss) per share	$0.02	$(.17)

Weighted average shares outstanding	8,559,898	8,099,152

Diluted income (loss) per common share	$0.02	$(.17)

Diluted weighted average common shares outstanding	9,580,274	8,099,152

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$207,612	$(1,411,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	252,500	232,172
Gain on sale of asset	(305,169)	—
Deferred tax asset	—	(1,112,000)
Changes in assets and liabilities
Accounts receivable	126,120	(127,833)
Accounts receivable, affiliates	156,790	—
Prepaid advertising and other	270,049	(402,908)
Inventory	(699,280)	66,735
Deferred seminar expenses	(964,435)	(1,085,763)
Other assets	19,965	27,128
Accounts payable	(1,841,272)	1,514,063
Accrued seminar expense	1,586,899	463,065
Deferred revenue	7,955,971	5,869,609
Accrued expenses	663,636	(115,599)
	7,221,774	5,328,669
Net cash provided by operating activities	7,429,386	3,917,290

Cash flows from investing activities
Proceeds from sale of asset	826,688	—
Purchases of property and equipment	(559,200)	(67,313)
Loans to affiliates, net	—	(115,807)
Net cash used in investing activities	267,488	(183,120)

Cash flows from financing activities
Principal payments on note payable – officer/stockholder	(150,000)	(15,842)
Payments of principal on long-term debt	(39,212)	(25,004)
Proceeds from exercise of stock options	23,753	11,624
Net cash used in financing activities	(165,459)	(29,222)

Net increase in cash and cash equivalents	7,531,415	3,704,948

Foreign currency translation	55,363	—

Cash and cash equivalents, beginning of period	15,021,485	12,080,553

Cash and cash equivalents, end of period	$22,608,263	$15,785,501

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Supplemental cash flow information:

Cash paid for interest was $259,608 and $22,210 for the three months ended March 31, 2004 and 2003, respectively.

Supplemental disclosure of non-cash activity:

During 2004, the SCB Building, LLC, in which the Company has a 50% equity interest in, made improvements to the building of $1,350,000 through the use of proceeds of long-term debt.

During 2003, the Company issued 2,500 shares of common stock, valued at $10,000, in exchange for assets the Company recorded as intangible assets.

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 30, 2004, which includes audited financial statements for the years ended December 31, 2003 and 2002. The results of operations for the three months ended March 31, 2004, may not be indicative of the results of operations for the year ended December 31, 2004.

Recently Issued Accounting Pronouncements

In April 2003,  FASB issued SFAS No. 149,  “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June  30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133,  “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003,  and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150  establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN No. 46R) and replaces FIN No. 46. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties including equity holder or (3) voting rights of some investors are not proportional to the obligation to absorb future losses and/or receive expected residual returns or all activities of an entity are conducted on behalf of an investor that has disproportionate fewer voting rights.  The disclosure requirements of FIN No. 46R became effective for financial statements issued after December 31, 2003. For all other variable interests public, non small businesses filers, shall apply the provisions of this Interpretation to that entity no later than the beginning of the first reporting period ending after March 15, 2004.  The adoption of this statement impacted the Company’s financial statements in that an investment in a SCB Building, LLC has been consolidated.

Note 2 – Related Party Transactions

The Company has rented a training facility located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases.  There are currently two facilities under lease in 2004.  Rentals under the related party lease were $47,471 and $15,148 for the three months ended March 31, 2004 and 2003, respectively.  The lease terminated in January 2004.  The Company currently pays rent on a month-to-month basis.

MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. which manages the processing of payments through customer’s accounts to the mortgage holder, was acquired by the Company in 2003.  Prior to July 2003, the Vice President of Marketing of Whitney Information Network, Inc. owned and controlled MRS Equity Corp.

Whitney Leadership Group is a company that holds all the copyright and intellectual property rights associated with the educational materials and licenses the rights to the Company for payment, and was acquired by the Company in July 2003.  Prior to July 2003 the Chairman of the Board of Whitney Information Network, Inc. was the President and Chief Operating Officer of Whitney Leadership Group, Inc.

Accounts receivable, affiliates are as follows:

	March 31, 2004	December 31, 2003
Accounts receivable, foreign investment	$1,294,236	$1,227,293
Accounts receivable, SDI	547,020	631,210
Accounts receivable, commission overpayment	484,390	623,933

Total accounts receivable, affiliates	$2,325,646	$2,482,436

The following balances were the amount of payroll services provided to related parties for the periods ended:

	Three Months Ended March 31,
	2004	2003

MRS Equity Corp. (prior to the acquisition in 2003)	$—	$59,570

The following balances were the amount of products purchased and payments made for registration fees and commissions from related parties for the periods ended:

	Three Months Ended March 31,
	2004	2003

MRS Equity Corp. (prior to the acquisition in 2003)	$—	$164,400
Whitney Leadership Group, Inc. (prior to the acquisition in 2003)	—	31,375

	$—	$195,775

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

Note 4 – Income Taxes

As of March 31, 2004 and December 31, 2003, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $13,250,000 and $10,225,000, respectively, which expire in the years 2004 through 2024.

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

The accompanying balance sheets include the following:

	March 31, 2004	December 31, 2003
	(Unaudited)

Deferred tax asset from NOL carryforward	$4,947,000	$3,814,000
Deferred tax liability from deferred expense recognition	(3,191,000)	(2,758,000)
Total deferred tax asset	1,756,000	1,056,000

Valuation allowance for deferred tax asset	(1,756,000)	(1,056,000)

Net deferred tax asset	$—	$—

Note 5 - Stockholders’ Equity and Transactions

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding - December 31, 2001	921,800	$1.94
Granted	651,750	$1.81
Forfeited/canceled	(141,000)	$(1.98)
Exercised	(26,375)	$(2.13)

Outstanding - December 31, 2002	1,406,175	$1.93
Granted	202,500	$3.80
Forfeited/canceled	(180,300)	$(2.19)
Exercised	(6,125)	$(2.60)

Outstanding - December 31, 2003	1,422,250	$2.17
Granted	415,000	$4.50
Forfeited/canceled	(14,950)	$(1.98)
Exercised	(11,075)	$(1.88)

Outstanding – March 31, 2004	1,811,225	$2.71

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*
$1.75	40,000	40,000	$1.75	6.09
$1.81	310,825	77,706	$1.81	8.00
$1.88	248,200	248,200	$1.88	5.41
$2.00	594,700	454,075	$2.00	6.31
$3.10	15,000	3,750	$3.10	8.43
$3.70	152,500	38,125	$3.70	8.91
$3.90	25,000	6,250	$3.90	9.41
$4.10	10,000	2,500	$4.10	9.04
$4.50	415,000	103,750	$4.50	9.83

$1.75 to $4.50	1,811,225	974,356		7.57

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

	For the Three Months Ended March 31,
	2004	2003
Net income (loss) - as reported	$210,612	$(1,411,379)
Net income (loss) - pro forma	$(267,617)	$(1,742,617)
Basic income (loss) per common share - as reported	$0.02	$(.17)
Basic income (loss) per common share - pro forma	$(.03)	$(.22)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Periods Ended March 31,
	2004	2003
Approximate risk free rate	4.22%	3.83%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	48.35%	41.93%

Estimated fair value of total options granted	$475,229	$331,238

Note 6 - Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Periods Ended March 31,
	2004	2003
Numerator for diluted income (loss) per common share	$207,612	$(1,411,379)

Denominator for basic earnings per share - weighted average shares	8,559,898	8,099,152
Effect of dilutive securities - options and warrants	1,020,376	—
Denominator for diluted earnings per share - adjusted weighted average shares	9,580,274	8,099,152

Diluted income (loss) per common share	$0.02	$(.17)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.