Form 10-K/A
period 2001-12-31
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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

ITEM 6.                             SELECTED FINANCIAL DATA (FOR 2001, 2000, 1999, 1998)

The following table sets forth our consolidated selected financial data as of and for the four year period ended December 31, 2002 since inception.  The data for the four years has been derived from our consolidated financial statements, which have been audited by Ehrhardt, Keefe, Steiner and Hottman, PC for 2000, 2001 and 2002 and Larry Legel CPA, for 1998 and 1999, independent certified public auditors, and which appear elsewhere in this prospectus. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto.

	Year Ended December 31,
	2001	2000	1999	1998
Operating revenue	$42,157,740	$32,859,857	$26,775,589	$13,760,208
Net income (loss)	$2,534,247	$(8,703,127)	$(1,962,266)	$(2,238,307)
Net income (loss) per share	$.33	$(1.16)	$(.26)	$(.30)
Total assets	$16,544,869	$13,654,597	$6,284,403	$2,327,228
Long-term obligations	$575,000	$1,200,000	$—	$64,979
Stockholders’ (deficit) equity	$(10,382,725)	$(12,936,972)	$4,233,845	$2,336,079
Cash flow from operations	$5,276,500	$3,545,361	$1,250,950	$619,468

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

Direct course expenses decreased to $19,500,000 for the year ended December 31, 2001 from $22,200,000 for the year ended December 31, 2000, due in part to a $3.4 million reduction in costs related to our internet division. Due to rapid advances in Internet technology, the lack of suitable web site designers, and lower than expected revenues, we ceased offering Internet courses in 2001. The decrease is also due to the decrease in the amount of courses that were held during the year ended December 31, 2001 of 1263 compared to 1540 in the comparable prior period and is also due to the decrease in initial courses offered to 268 courses for the year ended December 31, 2001 compared to 290 courses for the comparable prior period.

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

Net Income

Net income of $2,500,000 or $0.33 per share for the year ended December 31, 2001 increased by $11,200,000 over the net loss for the year ended December 31, 2000 of $8,700,000, or $1.16 per share.

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

Our cash provided by operating activities was $5.2 million versus $3.5 million for the year ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001, cash flows from advanced training programs were positively impacted by the increased collection efforts by the sales associates accompanying the instructors and trainers at the training locations.  The change from a net loss to net income was offset and caused by the change in our deferred revenue balance.

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

Interest Rate Risk — From time to time the Company temporarily invests its excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. The Company’s management monitors risk exposure to monies invested in securities of its financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk exposure for changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. In addition, certain of the Company’s debt instruments have interest rate floors and ceilings.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	For the Years Ended December 31,
	2001	2000	1999
Sales	$42,157,740	$32,859,857	$26,775,589

Expenses
Seminar expenses	19,741,418	22,232,387	11,529,312
Advertising and sales expense	11,563,640	12,529,615	12,708,275
General and administrative expense	8,571,319	7,058,318	4,500,268

Total expenses	39,876,377	41,820,320	28,737,855

Income (loss) from operations	2,281,363	(8,960,463)	(1,962,266)

Other income (expense)
Interest and other income	356,989	267,344	—
Interest expense	(104,105)	(10,008)	—

	252,884	257,336	—

Net income (loss)	$2,534,247	$(8,703,127)	$(1,962,266)

Basic and diluted weighted average common shares outstanding	7,587,474	7,528,022	7,502,346

Basic and diluted income (loss) per common share	$.33	$(1.16)	$(0.26)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2001, 2000 and 1999

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 1998	7,500,047	$2,602	$900	$(2,339,581)	$(2,336,079)
Issuance of stock	27,975	64,500	—	—	64,500
Net loss	—	—	—	(1,962,266)	(1,962,266)

Balance—December 31, 1999	7,528,022	67,102	900	(4,301,847)	(4,233,845)
Net loss	—	—	—	(8,703,127)	(8,703,127)

Balance—December 31, 2000	7,528,022	67,102	900	(13,004,974)	(12,936,972)
Issuance of stock for software	163,334	245,000	—	—	245,000
Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	(250,000)	(250,000)
Issuance of stock for services	16,667	25,000	—	—	25,000
Net income	—	—	—	2,534,247	2,534,247

Balance—December 31, 2001	7,878,023	$337,102	$900	$(10,720,727)	$(10,382,725)

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

Corporation Company of Nevada, Inc., formerly known as United States Fiduciary Corp., provided to us trainers for some of our asset protection courses along with formation services for which the Company was billed for. Formation services involved Corporation Company forming legal entities such as corporations and limited liability companies for use by our students.  The students used these entities to operate their business in a corporation, partnership, or trust form.  Mr. Whitney and Mr. Simon were directors of that company until the fourth quarter of 2001. During 2001, 2000 and 1999, Whitney Information Network, Inc. paid $458,877, $418,096 and $0 in commissions to Corporation Corp.

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

The following table presents the activity for options outstanding:

	Options Not Related To A Plan	Weighted Average Exercise Price
Outstanding—December 31, 1998	369,000	$2.00
Granted	471,650	$1.88
Forfeited/canceled	(52,850)	$(1.96)

Outstanding—December 31, 1999	787,800	$1.92
Granted	385,000	$1.97
Forfeited/canceled	(79,150)	$(1.92)

Outstanding—December 31, 2000	1,093,650	$1.94
Granted	10,000	$1.70
Forfeited/canceled	(181,850)	$(1.94)

Outstanding—December 31, 2001	921,800	$1.94

The following table presents the composition of options outstanding:

Range of Exercise Prices	Number of Options Outstanding	Price*	Life*	Number of Options Exercisable
$1.70	10,000	$1.70	9.74	—
$1.75	45,000	$1.75	8.35	—
$1.88	309,800	$1.88	7.68	309,800
$2.00	557,000	$2.00	7.61	139,250

$1.70 to $2.00	921,800	$1.94	7.69	449,050

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

	For the Years Ended December 31,
	2001	2000	1999
Net income (loss)—as reported	$2,534,247	$(8,703,127)	$(1,962,266)
Net income (loss)—pro forma	$2,517,922	$(9,423,077)	$(2,764,071)
Basic income (loss) per common share—as reported	$0.33	$(1.16)	$(0.26)
Basic income (loss) per common share—pro forma	$0.33	$(1.25)	$(0.36)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2001	2000	1999
Approximate risk free rate	5.07%	6.00%	6.00%
Average expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Volatility	73.57%	115.00%	115.00%
Estimated fair value of total options granted	$16,325	$719,950	$801,805

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 8—Business Segment Information

The Company and its subsidiaries operate primarily in only one business segment. The Company’s revenues are generated through the sale of real estate seminars, programs and products. The Company and each of its subsidiaries either directly participate in the real estate market or provide services to one of the subsidiaries. The Company does maintain operations in foreign countries outside the United States. The following provides both revenues and long-lived asset values by location for the period and year ending December 31, 2001.

Location	Revenues	Long-Lived Assets
United States	$39,756,535	$3,591,970
Canada	2,401,205	36,477

	$42,157,740	$3,628,447

The following provides revenues received by external customers for each group of similar products and services for the years ended December 31, 2001 and 2000.

	For the Years Ended December 31,
Segment	2001	2000
Real Estate Products/Services	$38,024,356	$24,851,765
Real Estate Mentoring/Coaching	3,315,936	3,460,842
Commission/Other	805,049	1,113,686
Teach Me To Trade	—	—
Internet sales	12,399	3,433,564

Total revenues	$42,157,740	$32,859,857

Note 9—Income Taxes

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

Note 10 - Summarized Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2000
Revenues	$8,640,017	$8,778,005	$11,571,960	$3,869,875
Operating expenses	9,344,834	11,562,646	13,580,970	7,331,870
Net income (loss)	(704,817)	(2,784,641)	(2,009,010)	(3,204,659)
Basic income (loss) per share (1)	(.09)	(.37)	(.27)	(.43)
Diluted earnings (loss) per share (1)	(.09)	(.37)	(.27)	(.43)

December 31, 2001
Revenues	$11,233,678	$11,950,654	$9,239,054	$9,734,354
Operating expenses	9,227,361	11,115,533	8,988,795	10,544,688
Net (loss) income	1,958,617	920,927	356,553	(701,850)
Basic (loss) earnings per share (1)	.26	.11	.05	(.10)
Diluted (loss) earnings per share (1)	.23	.11	.04	(.10)

New Footnote to come

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

Russell A. Whitney — Chief Executive Officer and Chairman of the Board of Directors

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

Richard W. Brevoort — President and a member of the Board of Directors.

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

Ronald S. Simon — Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors.

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

Name and Principal Position	Year	Annual Salary ($)	Bonus ($)	Other Compensation ($)	Underlying Stock Options/ Award (s) (#)	LTIP Payouts ($)	All Compensation ($)
Russell Whitney, CEO	2001	$250,000	—	—	—	—	$250,000
	2000	$250,000	—	—	—	—	$250,000
	1999	$67,344	—	—	—	—	$67,344
Richard Brevoort, President	2001	$100,000	—	—	—	—	$100,000
	2000	$75,000	—	—	—	—	$75,000
	1999	$44,093	—	—	—	—	$44,093
Ronald Simon, CFO	2001	$55,000	—	—	—	—	$55,000
	2000	$47,500	—	—	—	—	$47,500
	1999	$42,770	—	—	—	—	$42,770

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

Corporation Company of Nevada, Inc., formerly known as United States Fiduciary Corp., provides to us trainers for some of our asset protection courses along with formation services for which the Company was billed for.  Formation services involved Corporation Company forming legal entities such as corporations and limited liability companies for use by our students.  The students used these entities to operate their business in a corporation, partnership, or trust form.  Mr. Whitney and Mr. Simon were directors of that company until the fourth quarter of 2001.

The amount of purchased products (software books, tapes, and supplies) from affiliates is as follows:

	2001	2000	1999
MRS Equity Corp.	$720,504	$273,525	$254,826
Precision Software Services, Inc.	$371,644	$378,525	$318,089

The amount of payments made for commissions and fees from affiliates is as follows:

	2001	2000	1999
Whitney Leadership Group, Inc.	$279,313	$230,476	$368,702
Corporation Corp (formerly United States Fiduciary Corp.)	$458,877	$418,096	$—

The payroll service amounts are as follows:

	2001	2000	1999
MRS Equity Corp.	$53,105	$170,422	$111,724
Precision Software Services, Inc.	$—	$68,811	$38,605
Whitney Leadership Group, Inc.	$—	$80,956	$82,787
Raw, Inc.	$—	$10,869	$—

The terms of all of the transactions between related parties were no less favorable than could be obtained from independent third parties.

ITEM 13.                      EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.	Description
3.1*	Articles of Incorporation.

3.2*	Bylaws.

3.3*	Amended Articles of Incorporation

3.4*	Amended Articles of Incorporation

4.1*	Specimen Stock Certificate.

27.1*	Financial Data Schedule

31.1	Certification of Periodic Report - Chief Executive Officer

31.2	Certification of Periodic Report - Chief Financial Officer

32.1	Certification of Periodic Report - Chief Executive Officer

32.2	Certification of Periodic Report - Chief Financial Officer

99.1*	Class A Warrant Agreement

99.2*	Class B Warrant Agreement

99.3*	Non-Qualified Incentive Stock Option Plan

99.4*	Office Lease

*              Incorporated by reference to exhibit filed with Form 10SB12G (Sec File No. 000-27403).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

DATED: June 2, 2004	By:	/s/ RUSSELL A. WHITNEY
Russell A. Whitney President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY	Chief Executive Officer/Chairman/President/Director	June 2, 2004
Russell A. Whitney

/s/ RICHARD S. SIMON	Secretary/Treasurer/Chief Financial Officer/ Principal Accounting Officer and Director	June 2, 2004
Ronald S. Simon