Form 10-Q/A
period 2002-03-31
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Sales	$15,453,018	$11,233,678
Expenses

Seminar expenses	6,148,203	4,444,735
Advertising and sales expense	3,074,267	2,847,130
General and administrative expense	2,951,493	1,935,496

Total expenses	12,173,963	9,227,361

Income (loss) from operations	3,279,055	2,006,317
Other income (expense)
Interest and other income	103,593	—
Interest expense	(11,607)	(47,700)

Net income	$3,371,041	$1,958,617

Basic and fully diluted income (loss) per share	$.43	$.26

Weighted average shares outstanding	7,878,023	7,528,022

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filedwith the Securities and Exchange Commission April 9, 2002, which includes audited financial statements for the years ended December 31, 2001 and 2000.  The results of operations for the three months ended March 31, 2002, may not be indicative of the results of operations for the year ended December 31, 2002.

Note 2—Related Party Transactions

The Company has rented its headquarters location in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases.  Rentals under the related party lease were $18,462 for the three months ended March 31, 2002 and 2001, respectively. The Company leases approximately 8,700 square feet presently.

MRS Equity Corp. provides certain products and services for Whitney Information Network, Inc. and Whitney Information Network, Inc. provides MRS Equity Corp. with payroll services including leased employees.  Whitney Information Network, Inc. provided payroll services to MRS Equity Corp. in the amounts of $29,381 and$37,481 for the three months ended March 31, 2002 and 2001, respectively.  MRSEquity Corp. provided Whitney Information Network, Inc. with $136,650 and $187,500 for product costs for the three months ended March 31, 2002 and 2001, respectively.  MRS Equity Corp. is a 100 percent subsidiary of Equity Corp.  Holdings, Inc. of which the Chairman of the Board of Whitney Information Network, Inc. owns a controlling interest.

Precision Software Services, Inc. (PSS) is a company that develops and licenses software primarily for the real estate and small business industries and was acquired by the Company in 2001.  The Chairman of the Board of Directors of Whitney Information Network, Inc. owned a majority interest in PSS.  During the three months ended March 31, 2001, PSS provided Whitney Information Network, Inc.$102,500 in product cost.  PSS sells products to Whitney Information Network, Inc. at a price less than the prices offered to third parties.  Whitney Information Network, Inc. provided payroll services to PSS in the amount of $36,888 for the three months ended March 31, 2001.

Whitney Information Network, Inc. provided payroll services to Whitney Leadership Group, Inc. in the amount or $0 and $16,954 for the three months ended March 31, 2002 and 2001, respectively.  During 2002 and 2001, Whitney Information Network made payments of $49,999 and $62,134, respectively, for registration fees andcommissions.  The Chairman of the Board of Whitney Information Network, Inc. isthe President and Chief Operating Officer of Whitney Leadership Group, Inc.

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

Other

The Company carries liability insurance coverage, which it considers sufficient to meet regulatory and consumer requirements and to protect the Company’semployees, assets and operations.

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

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur.  The measurement of deferred tax assets is reduced, if necessary, by theamount of any tax benefits that based on available evidence, are not expected to be realized.

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

Revenues: Total revenue for the three months ended March 31, 2002 was $15,453,000 an increase of $4,219,000 or 37% compared to the same period in 2001 of $11,234,000.  A large portion of the increase in revenue was due to our customers’ contract periods that expired and we had previously made changes in our internal policies concerning contract terms with our customers.  Specifically, in the past, we had permitted customers to extend their contract period which caused an extension of the time revenue was deferred.  Our contract terms no longer permit students to extend contracts, therefore, we effectively recognized revenue previously deferred under the old policy.  During the first three months of 2002, there were 1,172 attendees of advanced courses compared to 1,206 attendees of advanced courses for the same period in 2001.  The levels of registrations and attendance in all other courses offered by us remained relatively constant.  We expect to grow our operations and student base in the future both domestically and internationally.  We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets.  We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.  The combination of the increase in advance training courses held and the higher registrations and revenue contributed to the increase above.

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

Net Income for the three months ending March 31, 2002 was $3,371,041 as compared with a net income of $1,958,617 for the three months ending March 31, 2001, an increase of $1,412,424 or 71.9% or $.43 per share as compared to $.26 per share for the prior period.  The increase is directly attributable to increased sales in 2002 over the prior period, higher realization of deferred revenues, increased production from marketing programs resulting ina larger gross profit and a disproportionate reduction in advertising expenses.

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

Liquidity and Capital Resources

The Company’s capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, the Company has funded its working capital and capital expenditures using cash and cash equivalents on hand.  Cash increased by$4,597,947 to $11,487,222, an increase of 67% over the previous comparable period in 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of March 31, 2002, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

During the period covered by this report, there have not been any changes in our internal controls that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	Chief Executive Officer/Chairman/President/Director	June 2, 2004
Russell A. Whitney

/s/Richard S. Simon	Secretary/Treasurer/Chief Financial Officer/Principal	June 2, 2004
Richard S. Simon	Accounting Officer and Director