Form 10-Q/A
period 2002-06-30
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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

Table of Contents

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$12,619,019	$6,889,275
Accounts receivable	1,075,664	525,878
Due from affiliates, net	185,978	159,591
Prepaid advertising and other	329,286	953,661
Income taxes receivable and prepayments	170,999	497,499
Inventory	361,108	136,544
Deferred seminar expenses	3,172,822	3,638,556

Total current assets	17,914,876	12,801,004

Other assets
Property and equipment, net	4,775,808	3,628,447
Note receivable	165,030	—
Investment in foreign corporation	82,500	82,500
Other assets	34,373	32,918

Total other assets	5,057,711	3,743,865

Total assets	$22,972,587	$16,544,869

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$740,959	$1,152,337
Accrued seminar expenses	497,194	435,360
Deferred revenues	23,110,730	23,937,349
Accrued expenses	2,240,795	702,548
Current portion of long-term debt	27,826	62,500
Current portion of note payable-officer/stockholder	27,826	62,500

Total current liabilities	26,645,330	26,352,594
Long-term debt, less current portion	512,500	512,500
Note payable-officer/stockholder	62,500	62,500

Total liabilities	27,220,330	26,927,594

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,878,023 shares issued and outstanding	337,102	337,102
Paid in capital	900	900
Accumulated deficit	(4,585,745)	(10,720,727)

Total stockholders’ deficit	(4,247,743)	(10,382,725)

Total liabilities and stockholders’ deficit	$22,972,587	$16,544,869

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$17,535,080	$11,950,654	$32,988,098	$23,184,332

Expenses
Seminar expenses	6,178,397	5,517,334	12,326,600	9,962,069
Advertising and sales expense	4,444,758	3,638,757	7,519,025	6,485,887
General and administrative expense	2,871,039	1,959,442	5,822,532	3,894,938

Total expenses	13,494,194	11,115,533	25,668,157	20,342,894

Income from operations	4,040,886	835,121	7,319,941	2,841,438
Other income (expense)
Interest and other income	(11,146)	85,806	92,447	38,106
Interest expense	(26,249)	—	(37,856)	—

Income before income taxes	4,003,491	920,927	7,374,532	2,879,544
Income taxes	(1,239,550)	—	(1,239,550)	—

Net income	$2,763,941	$920,927	$6,134,982	$2,879,544

Basic weighted average shares outstanding	7,878,023	7,528,022	7,878,023	7,528,022

Basic income per share	$0.35	$.12	$0.78	$.38

Diluted weighted average common shares outstanding	8,948,565	7,528,022	8,948,565	7,528,022

Diluted income per common share	$.31	$.12	$.69	$.38

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income	$6,134,982	$2,879,544

Adjustments to reconcile net income to net cash
provided by operating activities
Allowance for doubtful accounts	—	32,660
Depreciation and amortization	186,965	124,104
(Gain) loss of disposal of fixed assets	(11,487)	41,410
Changes in assets and liabilities
Accounts receivable	(549,786)	(1,230,232)
Prepaid advertising and other	624,375	(432,838)
Income tax receivable and payments	326,500	—
Inventory	(224,564)	104,057
Deferred seminar expenses	465,734	(586,200)
Other assets	(1,455)	61,879
Accounts payable	(411,378)	(1,406,575)
Accrued seminar expense	61,834	59,148
Deferred revenues	(826,619)	2,520,078
Other liabilities	1,538,247	653,027

	1,178,366	(59,482)

Net cash provided by operating activities	7,313,348	2,820,062

Cash flows from investing activities
Purchases of property and equipment	(1,322,839)	(90,278)
Notes receivable from investment	(165,030)	—
Loans (to) from affiliates, net	(26,387)	(88,585)

Net cash used by investing activities	(1,514,256)	(178,863)

Cash flows from financing activities
Payments on long-term debt	(34,674)	—
Payments on note payable - officer/stockholder	(34,674)	—

Net cash used by financing activities	(69,348)	—

Net increase in cash and cash equivalents	5,729,744	2,641,199
Cash and cash equivalents, beginning of year	6,889,275	3,316,905

Cash and cash equivalents, end of period	$12,619,019	$5,958,104

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

MRS Equity Corp. provides certain products and services for Whitney Information Network, Inc. and Whitney Information Network, Inc. provides MRS Equity Corp. with payroll services including leased employees. Whitney Information Network, Inc. provided payroll services to MRS Equity Corp. in the amounts of $72,522 and $71,197 for the six months ended June 30, 2002 and 2001, respectively. MRS Equity Corp. provided Whitney Information Network, Inc. with $389,350 and $367,950 for product costs for the six months ended June 30, 2002 and 2001, respectively. MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Chairman of the Board of Whitney Information Network, Inc. owned a controlling interest prior to June 2002. In June 2002, an officer of the Company purchased the Chairman of the Board’s controlling interest.

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

Note 5 - Stockholders’ Equity

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

Revenues: Total revenue for the six months ended June 30, 2002 was $32,988,098, an increase of $9,803,766 or 42% compared to the same period in 2001 of $23,184,332. Revenues for the three months ending June 30, 2002 were $17,535,080, an increase of $5,584,426 over the prior quarter ending June 30, 2001 of $11,950,654. The combination of the increase in advance training courses held, higher registrations, and co-marketing efforts via strategic alliances with other educational training companies contributed to the increase above. In addition, during the three months ending June 30, 2002, the Company recognized approximately $4,500,000 on contracts with customers entered into prior to June 1, 2001. A large portion of this revenue was recognized because the customer’s contract period had expired and the Company changed its refund policies. Due to minor changes in the Company’s contract terms with its customers and its refund policies, quarterly revenue levels may not be indicative of the Company’s performance going forward.

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

Item 4. CONTROLS AND PROCEDURES

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of June 30, 2002, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY	Chief Executive Officer/Chairman/President/Director	June 2, 2004
Russell A. Whitney

/s/ RONALD S. SIMON	Secretary/Treasurer/Chief Financial Officer/Principal Accounting Officer and Director	June 2, 2004
Ronald S. Simon