Form 10-K/A
period 2002-12-31
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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

Some of our sales are generated by one of our subsidiaries that provides telemarketing services.  Our telemarketing business is responsible for approximately 12% of total revenues. We telemarket our products and services to four types of people: Those who registered to attend one of our free preview trainings, but did not attend; those who attended one of our training events, who purchased another of our trainings, and who have completed the trainings within the last six months; those who attended one of our free preview trainings and who chose not to purchase any trainings or products; and those people who contact us through the Internet and express an interest in being contacted. Our telemarketing division sells the same products and trainings as our live events, and also sells personal coaching, which is not offered at our live trainings.

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

Our Canadian subsidiary leases 1,200 square feet of office space at 3780-14thAvenue, Unit 20, Ontario, Canada. The lease expires in April 2003 and is payable at rates increasing from $1,081 to $1,654 per month over the term of the lease.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating revenue	$62,145,237	$42,157,740	$32,859,857	$26,775,589	$13,760,208
Net income (loss)	$6,229,740	$2,534,247	$(8,703,127)	$(1,962,266)	$(2,238,307)
Net income (loss) per share	$.78	$.33	$(1.16)	$(.26)	$(.30)
Total assets	$26,167,287	$16,626,475	$13,654,597	$6,284,403	$2,327,228
Long-term obligations	$1,606,410	$575,000	$1,200,000	$—	$64,979
Stockholders’ (deficit) equity	$(3,102,555)	$(10,382,725)	$(12,936,972)	$4,233,845	$2,336,079
Cash flow from operations	$9,731,185	$5,276,500	$3,545,361	$1,250,950	$619,468

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

Results Of Operations

Year Ended December 31, 2002 Compared to December 31, 2001

Revenue

Total revenue for the year ended December 31, 2002 was $62,145,000, an increase of $19,945,000 or 47% compared to the same period in 2001 of $42,200,000. Revenue earned from deferred revenue was $32,900,000 for the year ended December 31, 2002 compared to $23,600,000 for the comparable period in 2001. Of these amounts, $20,332,000 and $12,557,000, respectively was recognized due to the expiration of a student’s contract period. Attendance at advanced training courses accounted for approximately $7,000,000 in additional revenue combined with approximately $4,000,000 additional revenue through co-marketing efforts with business joint ventures. A large portion of this revenue was recognized because our customers’ contract periods had expired and we had previously made changes in our internal policies concerning contract terms with our customers. Specifically, in the past, we had permitted customers to extend their contract period which caused an extension of the time revenue was deferred. Our contract terms no longer permit students to extend contracts, therefore, we effectively recognized revenue previously deferred under the old policy.  We expect to grow our business both domestically and internationally.  Our business plan looks to expand domestically, with the addition of additional brands through acquisitions and the expansion in the number of courses offered.  Our plans internationally, are to expand one additional brand (Teach Me To Trade) into the UK and into Canada. We are also calling for expansion of the real estate brand (Building Wealth) into non-English speaking countries, beginning with Spain.  International expansion requires developing manuals that comply with local and national laws and translation of our existing manuals to conform with local and national law.  We have done this in Canada, England, Ireland, Scotland and Whales.  We have found a formula and developed a checklist for expansion into a new country, and each expansion becomes easier.  The amount of the capital required varies between countries due to the complexities of local laws and the amount of translation, and requisite employees needed to staff the operations.  We plan to fund all of the above expansion out of operating cash flow. Our history has shown us that the expansion of another brand requires working capital of approximately $300,000. That money is recovered in a three to six month time period. It requires approximately $600,000 in capital to expand into another county, and with the same payback period. We expect our revenue growth to continue its increasing trend.  The success of any new brands or markets will have a significant impact on our financial performance and results.  The UK and Canadian based sales for 2002 were approximately 10% of gross revenue, foreign operations were not significant in prior periods.

Direct Course Expenses

There are two components of costs included in direct course expenses. The first component is variable and is consistent with the costs associated with revenue received. These costs include instructor fees, facility costs, and travel expenses. The second component relates to the costs associated with the initial free course that is provided. The introductory course is offered to provide information to the student about our products and services. There is no revenue associated with the initial course. The revenue that is generated relates to future courses that are purchased and attended at a later date. The costs relating to these initial courses then have a significant impact on the relationship between revenue and costs. In periods in which there is a significant amount of new initial courses, as compared to advanced courses, the percentage relationship between direct course expenses and revenue increases. In periods in which there are more advanced courses, as compared to initial courses, the percentage relationship between direct course expenses and revenue decreases.  The only expenses that are deferred until related revenue is realized is the related commissions paid.

Direct course expenses increased for the year ended December 31, 2002 to $28,400,000, an increase of $8,600,000 or 44% over the prior comparable period in 2001 of $19,700,000. This increase is consistent with the increase in the amount of all types of courses that were held during the year ended December 31, 2002 of 1,426 courses compared to 1,263 in the comparable prior period.

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

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt	Operating Lease Commitments	Total
2003	—	162,105	115,292	277,397
2004	—	498,573	89,952	588,525
2005	—	52,341	88,547	140,888
2006	—	56,405	73,359	129,764
2007	—	60,784	—	60,784
Thereafter	—	938,307	—	938,307

Total	—	1,768,515	367,150	2,135,665

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

Direct course expenses decreased to $19,500,000 for the year ended December 31, 2001 from $22,200,000 for the year ended December 31, 2000, due in part to a $3.4 million reduction in costs related to our internet division. Due to rapid advances in Internet technology, the lack of suitable web site designers, and lower than expected revenues, we ceased offering Internet courses in 2001. The decrease is also due to the decrease in the amount of courses that were held during the year ended December 31, 2001 of 1,263 compared to 1,540 in the comparable prior period and is also due to the decrease in initial courses offered to 268 courses for the year ended December 31, 2001 compared to 290 courses for the comparable prior period.

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

Net Income

Net income of $2,500,000 or $.33 per share for the year ended December 31, 2001 increased by $11,200,000 over the net loss for the year ended December 31, 2000 of $8,700,000, or $1.16 per share.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2002	2001	2000
Sales	$62,145,237	$42,157,740	$32,859,857

Expenses
Direct course expenses	28,384,333	19,741,418	22,337,708
Advertising and sales expense	13,936,860	11,563,640	12,198,784
General and administrative expense	13,863,598	8,571,319	7,283,828

Total expenses	56,184,791	39,876,377	41,820,320

Income (loss) from operations	5,960,446	2,281,363	(8,960,463)

Other income (expense)
Interest and other income	339,842	356,989	267,344
Interest expense	(70,548)	(104,105)	(10,008)

	269,294	252,884	257,336

Net income (loss)	$6,229,740	$2,534,247	$(8,703,127)

Basic weighted average common shares outstanding	7,952,180	7,587,474	7,528,022

Basic income (loss) per common share	$0.78	$0.33	$(1.16)

Diluted weighted average common shares outstanding	8,840,922	7,587,474	7,528,022

Diluted income (loss) per common share	$.70	$.33	$(1.16)

See notes to consolidated fiancial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 1999	7,528,022	$67,102	$900	$(4,301,847)	$(4,233,845)
Net loss	—	—	—	(8,703,127)	(8,703,127)

Balance—December 31, 2000	7,528,022	67,102	900	(13,004,974)	(12,936,972)
Issuance of stock for software	163,334	245,000	—	—	245,000
Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	(250,000)	(250,000)
Issuance of stock for services	16,667	25,000	—	—	25,000
Net income	—	—	—	2,534,247	2,534,247

Balance—December 31, 2001	7,878,023	337,102	900	(10,720,727)	(10,382,725)
Issuance of stock for assets purchased	189,655	550,000	—	—	550,000
Issuance of stock for stock options exercised	26,375	48,230	—	—	48,230
Issuance of stock for services	2,571	4,500	—	—	4,500
Compensation expense related to the issuance of stock options	—	—	447,700	—	447,700
Net income	—	—	—	6,229,740	6,229,740

Balance—December 31, 2002	8,096,624	$939,832	$448,600	$(4,490,987)	$(3,102,555)

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

Note payable–related party consists of:

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding—December 31, 1999	787,800	$1.92
Granted	385,000	$1.97
Forfeited/canceled	(79,150)	$(1.92)

Outstanding—December 31, 2000	1,093,650	$1.94
Granted	10,000	$1.70
Forfeited/canceled	(181,850)	$(1.94)

Outstanding—December 31, 2001	921,800	$1.94
Granted	651,750	$1.81
Forfeited/canceled	(141,000)	$(1.98)
Exercised	(26,375)	$(2.13)

Outstanding—December 31, 2002	1,406,175	$1.93

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*
$1.70	10,000	2,500	$1.70	8.73
$1.75	45,000	11,250	$1.75	7.34
$1.81	355,225	88,806	$1.81	9.19
$1.88	288,800	288,800	$1.88	6.59
$2.00	683,400	323,475	$2.00	7.36
$3.10	23,750	5,938	$3.10	9.68

$1.70 to $3.10	1,406,175	720,769		7.71

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

	For the Years Ended December 31,
	2002	2001	2000
Net income (loss)—as reported	$6,229,740	$2,534,247	$(8,703,127)
Net income (loss)—pro forma	$5,272,458	$2,517,922	$(9,423,077)
Basic income (loss) per common share—as reported	$0.78	$0.33	$(1.16)
Basic income (loss) per common share—pro forma	$0.65	$0.32	$(1.25)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2002	2001	2000
Approximate risk free rate	3.83%	5.07%	6.00%
Average expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Volatility	59.97%	73.57%	115.00%

Estimated fair value of total options granted	$957,282	$16,325	$719,950

Note 8—Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2002	2001	2000
Numerator for diluted income (loss) per common share	$6,229,740	$2,534,247	$(8,703,127)

Denominator for basic earnings per share—weighted average shares	7,952,180	7,587,474	7,528,022
Effect of dilutive securities—options and warrants	888,742	—	—

Denominator for diluted earnings per share—adjusted weighted average shares	8,840,922	7,587,474	7,528,022

Diluted income (loss) per common share	$.70	$.33	$(1.16)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2001
Revenues	$11,233,678	$11,950,654	$9,239,054	$9,734,354
Operating expenses	9,227,361	11,115,533	8,988,795	10,544,688
Income (loss) from operations	2,006,317	835,121	250,259	(810,334)
Net income (loss)	1,958,617	920,927	356,553	(701,850)
Basic income (loss) per share (1)	0.26	0.12	0.05	(0.10)
Diluted earnings (loss) per share (1)	0.26	0.12	0.05	(0.10)

December 31, 2002
Revenues	$15,453,018	$17,535,080	$13,875,257	$15,281,882
Operating expenses	12,173,963	13,494,194	13,078,696	17,437,938
Income (loss) from operations	3,279,055	4,040,886	796,561	(2,156,056)
Net income (loss)	3,371,041	2,763,941	672,169	(577,411)
Basic earnings (loss) per share (1)	0.43	0.35	0.08	(0.08)
Diluted earnings (loss) per share (1)	0.43	0.31	0.08	(0.08)

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

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)(#)	Shares Underlying Options($)	All Other Compensation($)
Russell A. Whitney, CEO	2002	350,000	450,000
	2001	250,000	100,000	—	—	—	—
	2000	250,000	20,455	—	—	—	—
Richard Brevoort, President (1)	2002	125,000	50,000
	2001	100,000	50,000	—	—	—	—
	2000	75,000	14,602	—	—	68,000	—
Ronald S. Simon, Executive Vice-President, CFO	2002 2001	100,000 55,000	50,000 25,000	—	—	—	—
	2000	47,500	14,602	—	—	68,000	—

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

Name	Number of Underlying Securities Options/SARs Granted 1999-2001		Number of Underlying Securities Options/ SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh) (weighted average)	No. of Options Exercised	Expiration Date	Grant Date Present Value
Russell A. Whitney	76,000	(1)	76,000	$1.31	0	04/2005–04/2008	94,500	(4)
Richard Brevoort (2)	143,000	(3)	—	$1.934	0	08/2004–09/2008	262,500	(4)
Ronald S. Simon	293,000		—	$1.919	0	08/2004–09/2008	351,500	(4)

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

We provide payroll services to Whitney Leadership Group, Inc., a company owned and managerially and operationally controlled by Mr. Whitney prior to our acquisition in 2003 and, in the past, we have loaned money to Whitney Leadership. As of December 31, 2002 no amounts were owed to or from Whitney Leadership. Whitney Leadership owns the rights to our television & real estate infomercials, which we use to attract students to our free informational training sessions. In 2002, we made a short-term advance to Whitney Leadership Group of $232,126 at zero interest and without a promissory note.  We loaned Whitney Leadership the money to fund a Whitney product show.  This note was repaid in September 2002.

MRS Equity Corp. provides software products and services to us which we market that allows mortgagees to pay their mortgages every two weeks rather than monthly, thereby reducing mortgage payments over the life of the mortgage and increasing principal reductions. We provide MRS with payroll services. MRS is a wholly-owned subsidiary of Equity Corp. Holdings, Inc., which is owned and managerially and operationally controlled by Mr. John F. Kane prior to our acquisition in 2003, our Vice President of Marketing.

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

From time to time, Mr. Whitney benefits from our students’ purchase of residential lots and the construction of homes on lots they acquire in the Cape Coral, Florida area.  Lots purchased by students may be sold to them by Mr. Whitney or other lot owners.  The purchase price of lots sold by Mr. Whitney is consistent with lot prices sold by others in the Cape Coral area.  Mr. Whitney receives a commission of $5,000 from Gulf Stream Development Group, Inc. for houses built by Gulf Stream for our students.  Mr. Whitney owns 25% of the stock of Gulf Stream.  We have elected not to enter into the business of selling lots to students or building homes for them, as we do not believe that returns in doing so would match our returns in the post secondary education business.  Our decision not to enter either of these businesses was unanimously ratified by a vote of our independent directors.

In our view, the terms of the transactions described above are no less favorable than could have been obtained from independent third parties.

ITEM 14.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of December 31, 2002, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

During the period covered by this report, there have not been any changes in our internal controls that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  No reports on Form 8K were filed during the last quarter of the period covered by this Report.

(b)                                 Exhibits

Exhibit No.	Description

3.1*	Articles of Incorporation.

3.2*	Bylaws.

3.3*	Amended Articles of Incorporation

3.4*	Amended Articles of Incorporation

4.1*	Specimen Stock Certificate.

21**	Whitney Information Network, Inc. Subsidiaries

27.1*	Financial Data Schedule

31.1	Certification of Periodic Report – Chief Executive Officer

31.2	Certification of Periodic Report – Chief Financial Officer

32.1	Certification of Periodic Report – Chief Executive Officer

32.2	Certification of Periodic Report – Chief Financial Officer

99.1*	Class A Warrant Agreement

99.2*	Class B Warrant Agreement

99.3*	Non-Qualified Incentive Stock Option Plan

99.4*	Office Lease

* Incorporated by reference to the Registrant’s Registration Statement on Form 10SB12G (SEC File No. 000-27403).

** Incorporated by reference to the Registrant's Registration Statement on Form 10K dated April 15, 2003

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
Russell A. Whitney Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY	Chairman of the Board of Directors and Chief Executive Officer	June 2, 2004
Russell A. Whitney

/s/ RONALD S. SIMON	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Director	June 2, 2004
Ronald S. Simon