Form 10-Q/A
period 2003-03-31
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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

And for the Three Months Ended March 31, 2003 and 2002

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,785,501	$12,080,553
Accounts receivable	635,752	507,919
Due from affiliates, net	119,896	4,089
Prepaid advertising and other	1,099,349	696,441
Inventory	296,820	363,555
Deferred tax asset	1,112,000
Deferred seminar expenses	3,993,177	2,907,414
Total current assets	23,042,495	16,559,971

Other assets
Property and equipment, net	8,239,646	8,406,370
Intangible assets, net	1,000,926	989,061
Investment in foreign corporation	184,757	184,757
Other assets	—	27,128
Total other assets	9,425,329	9,607,316

Total assets	$32,467,824	$26,167,287
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,276,677	$1,762,614
Accrued seminar expenses	526,687	63,622
Deferred revenue	30,419,038	24,549,429
Accrued expenses	1,010,063	1,125,662
Current portion of long-term debt	78,049	103,051
Current portion of note payable-officer/stockholder	43,212	59,054
Total current liabilities	35,353,726	27,663,432

Long-term debt, less current portion	1,606,408	1,606,410
Total liabilities	36,960,134	29,269,842

Stockholders’ deficit
Common stock, no par value, 25,000,000 shares authorized, 8,102,874 and 8,096,624 shares issued and outstanding	961,456	939,832
Paid-in capital	448,600	448,600
Accumulated deficit	(5,902,366)	(4,490,987)
Total stockholders’ deficit	(4,492,310)	(3,102,555)

Total liabilities and stockholders’ deficit	$32,467,824	$26,167,287

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Sales	$13,303,839	$15,453,018
Expenses
Direct course expenses	7,574,372	6,148,203
Advertising and sales expense	4,540,615	3,074,267
General and administrative expense	3,836,939	2,951,493
Total expenses	15,951,926	2,173,963

Income (loss) from operations	(2,648,087)	3,279,055

Other income (expense)
Interest and other income	146,918	103,593
Interest expense	(22,210)	(11,607)

Income (loss) before income taxes	(2,523,379)	3,371,041

Income tax benefit	1,112,000	—

Net income (loss)	$(1,411,379)	$3,371,041

Basic income (loss) per share	$(.17)	$.43

Weighted average shares outstanding	8,099,152	7,878,023

Diluted income (loss) per common share	$(.17)	$.43

Diluted weighted average common shares outstanding	8,099,152	7,878,023

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$(1,411,379)	$3,371,041

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	232,172	92,129
Deferred tax asset	(1,112,000)	—
Changes in assets and liabilities
Accounts receivable	(127,833)	143,423
Prepaid advertising and other	(402,908)	168,346
Income taxes receivable and prepayments	—	326,500
Inventory	66,735	(420)
Deferred seminar expenses	(1,085,763)	585,830
Other assets	27,128	(2,191)
Accounts payable	1,514,063	168,080
Accrued seminar expense	463,065	43,849
Deferred revenue	5,869,609	(526,454)
Accrued expenses	(115,599)	633,323
	5,328,669	1,632,415
Net cash provided by operating activities	3,917,290	5,003,456

Cash flows from investing activities
Note receivable	—	(100,000)
Purchases of property and equipment	(67,313)	(180,265)
Loans to affiliates, net	(115,807)	(85,962)
Net cash used in investing activities	(183,120)	(366,227)

Cash flows from financing activities
Principal payments on note payable - officer/stockholder	(15,842)	—
Payments of principal on long-term debt	(25,004)	(39,282)
Proceeds from exercise of stock options	11,624	—
Net cash used in financing activities	(29,222)	(39,282)

Net increase in cash and cash equivalents	3,704,948	4,597,947

Cash and cash equivalents, beginning of period	12,080,553	6,889,275
Cash and cash equivalents, end of period	$15,785,501	$11,487,222

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission April 15, 2003, which includes audited financial statements for the years ended December 31, 2002 and 2001. The results of operations for the three months ended March 31, 2003, may not beindicative of the results of operations for the year ended December 31, 2003.

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

Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during thenext year are shown as non-current.

The following balances are due from related parties:

	March 31, 2003	December 31, 2002
	(Unaudited)

Due from Whitney Leadership Group	$68,641	$0
Due from RAW, Inc.	4,089	4,089
Due from MRS Equity Corp	47,166

	$119,896	$4,089

In February 2003, the Company entered into an agreement with one of its officers to purchase all of the outstanding shares of Equity Corp. Holdings, Inc. which owns MRS Equity Corp. The purchase price was $250,000. In addition, the Company also assumed a $4,750,000 note payable due to the Company’s Chairman of theBoard and majority shareholder. This liability arose from the officers’ redemption of 90% ownership of Equity Corp. Holdings, Inc. of the Chairman of the Board and majority shareholder in June 2002.

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

Note 4 - Income Taxes

As of March 31, 2003 and December 31, 2002, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $7,175,000 and $3,600,000,respectively, which expire in the years 2003 through 2022.

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

The accompanying balance sheets include the following:

	March 31, 2003	December 31, 2002
	(Unaudited)

Deferred tax asset from NOL carry forward	$2,677,000	$1,301,000
Deferred tax liability from deferred expense/revenue recognition	(1,565,000)	(1,142,000)
Total deferred tax asset	1,112,000	159,000

Valuation allowance for deferred tax asset	—	(159,000)
Net deferred tax asset	$1,112,000	$—

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price

Outstanding - December 31, 2000	1,093,650	$1.94
Granted	10,000	$1.70
Forfeited/canceled	(181,850)	$(1.94)

Outstanding - December 31, 2001	921,800	$1.94
Granted	651,750	$1.81
Forfeited/canceled	(141,000)	$(1.98)
Exercised	(26,375)	$(2.13)

Outstanding - December 31, 2002	1,406,175	$1.93
Granted	152,500	$3.70
Forfeited/canceled	(30,000)	$(2.29)
Exercised	(3,750)	$(3.10)

Outstanding - March 31, 2003	1,524,925	$2.11

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*

$1.70	10,000	2,500	$1.70	8.49
$1.75	45,000	11,250	$1.75	7.10
$1.81	330,225	82,556	$1.81	9.00
$1.88	288,800	288,800	$1.88	6.43
$2.00	683,400	323,475	$2.00	7.12
$3.10	15,000	3,750	$3.10	9.43
$3.70	152,500	38,125	$3.70	9.92

$1.70 to $3.70	1,524,925	750,456	2.11	7.70

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

	For the Three Months Ended March 31,
	2003	2002

Net income (loss) - as reported	$(1,411,379)	$3,371,041
Net income (loss) - pro forma	$(1,742,617)	$3,371,041
Basic income (loss) per common share - as reported	$(.17)	$0.43
Basic income (loss) per common share - pro forma	$(.22)	$0.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Periods Ended March 31,
	2003	2002

Approximate risk free rate	3.83%	5.42%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	41.93%	89.14%

Estimated fair value of total options granted	331,238	$0

Note 7 - Business Segment Information

The Company and its subsidiaries operate primarily in only one business segment. The Company’s revenues are generated through the sale of real estate seminars, programs and products. Only approximately 2.3% of the Company’s revenues aregenerated relating to investment trading related programs and products. The Company and each of its subsidiaries either directly participate in the real estate market or provide services to one of the subsidiaries.

The Company does maintain operations in foreign countries outside the United States. The following provides both revenues and long-lived asset values by location for the period ending March 31, 2003.

	For the Period Ended March 31, 2003
Location	Revenues	Long-Lived Assets

United States	$10,592,087	$8,340,821
Canada	907,388	17,316
United Kingdom	1,804,364	70,970
Costa Rica	—	811,465

	$13,303,839	$9,240,572

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to March 31, 2002

Revenue

Total revenue for the three months ended March 31, 2003 was $13,303,839, a decrease of $2,149,170 or 13.9% compared to the same period in 2002 of $15,453,018. Recognized revenue from deferred revenue was $5,254,138 for the three months ended March 31, 2003 compared to $10,250,301 for the comparable period in 2002. Of these amounts, $449,225 and $7,500,866, respectively, was recognized due to the expiration of the student’s contract period. The decrease in revenue is due to the decrease in the advanced courses attended by students in the period compared to the previous period. During the first three months of 2003, there were 1,855 attendees of advanced courses compared to 1,172 attendees of advanced courses for the same period in 2002. The levels of registrations and attendance in all other courses offered by us remained relatively constant.Despite an overall increase in new student registrations of advanced courses during this period, attendance and earned revenue were reduced due to travel concerns by our students, heightened by the war in Iraq. We believe that the first quarter of 2003 is not a trend and expect revenue to return to the levels of growth that have been experienced in the previous periods. This belief is illustrated in the approximately $6,000,000 increase in deferred revenue in 2003 that will ultimately become revenue that was not present in the previous period.We expect to continue to grow our operations and student base in the future bothdomestically and internationally. We expect to grow domestically through the development of our Teach Me To Trade segment using our same real estate business model. We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets.We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs andallow these markets to be profitable in the long-term.

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

Direct course expenses increased for the first quarter of 2003 to $7,574,372, an increase of $1,426,169 or 23.2% over the prior comparable period in 2002 of $6,148,203. This increase is consistent with the increase in the amount of all types of courses that were held during the three months ended March 31, 2003 of 360 compared to 329 in the comparable prior period and is also due to the increase in initial courses offered to 82 courses for the three months ended March 31, 2003 compared to 60 courses for the comparable prior period.

Advertising, Selling and General and Administrative Expenses and Sales Expenses

Advertising and sales expenses, of which advertising represented approximately 60% of these expenses for the three months ended March 31, 2003, was $4,540,615, an increase of $1,466,348 or 47.7% compared to the same period in 2002. The increase in advertising and sales expenses is due to an increase in media buysdue to the expansion in the number of events being held by the Teach Me To Tradedivision, and by the increased events in the United Kingdom. Also, advertising and sales expenses increased due to recognizing those expenses that gave rise to the deferred revenues this period while conversely, we were not able to recognize those revenues which were deferred to future periods under generally accepted accounting principles.

General and administrative expenses consist primarily of payroll related expenses, insurance, office and facility expenses, and depreciation expense. General and administrative expenses increased to $3,836,939, an increase of $885,446, or 30% over the comparable period in 2002 of $2,951,493. This increase is due primarily to our hiring 64 new employees, net of terminations, to handle the increase in our volume, which was offset partially by a $250,000 decrease in merchant fee expense for the use of credit cards due to a change of banks.Additionally, management bonuses increased in the first quarter of 2003, approximating $650,000.  The bonus paid was discretionary, not based on performance criteria, and will not be credited against future bonuses.

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

Our cash used in investing activities was $183,120 and $366,227 for the three months ended March 31, 2003 and 2002, respectively. Our investing activities for the three months ended March 31, 2003 and 2002 were primarily attributable to the purchase of office property and equipment, $67,313 compared to $180,265, and related party transactions, $115,807 compared to $85,962.  In 2003, the Company has an outstanding receivable from Whitney Leadership Group of $68,641 and a receivable from MRS Equity of $47,166 from payroll services provided of $59,570.

At March 31, 2003 we had unused amounts under letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000.  These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively.

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

We believe our cash resources are more than sufficient to fund our operation and growth plans for the next 12 months.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt(1)	Operating Lease Commitments	Total
2003	—	$1,121,261	$82,995	$1,204,256
2004	—	1,348,571	89,952	1,438,523
2005	—	902,341	88,547	990,888
2006	—	906,405	73,359	979,764
2007	—	610,784	—	610,784
Thereafter	—	2,488,307	—	2,488,307
Total	—	$7,377,669	$334,853	7,712,522

(1)          Includes the debt associated with our purchase of two related companies, Equity Corp. Holdings, Inc and Whitney Leadership Group, Inc. The purchase price of Whitney Leadership was $1,200,000 paid to our Chairman and his wife, payable $300,000 in cash at closing and a $900,000 promissory note payable in semiannual installments beginning in February 2004 through February 2006 bearing an interest rate of 7%. The purchase price of Equity Corp. Holdings was $250,000 paid to our Vice President—Marketing, payable $62,500 in cash at closing, 62,500 shares of common stock, and a promissory note of $62,500 due in February 2004 bearing an interest rate of 7%. The Equity Corp. Holdings transaction additionally provides for the assumption of a $4,750,000 promissory note due to our Chairman due $1,000,000 in July 2003 and 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009 at an interest rate of 7%. We expect to be able to satisfy these commitments by using cash on hand and cash provided by operations. We do not expect these transactions to have a significant impact on our financial results due to the fact that the products were purchased from these entities at cost and these entities have insignificant operations with nonaffiliates.

Item 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of March 31, 2003, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended March 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibit No.	Description

10.1*	Stock Purchase Agreement for the Whitney Information Network, Inc.’s purchase of Whitney Leadership Group, Inc.

10.2*	Stock Purchase Agreement for the Whitney Information Network, Inc.’s purchase of Equitycorp Holdings, Inc.

31.1	Certification of Periodic Report - Chief Executive Officer

31.2	Certification of Periodic Report - Chief Financial Officer

32.1	Certification of Periodic Report - Chief Executive Officer

32.2	Certification of Periodic Report - Chief Financial Officer

*  Incorporated by reference to the Registrant's Registration on Form 10K dated May 15, 2003

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
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	President/Director/Chairman/	June 2, 2004
Russell A. Whitney	Chief Executive Officer

/s/Richard S. Simon	Secretary/Treasurer/Chief Financial Officer/	June 2, 2004
Richard S. Simon	Principal Accounting Officer and Director