Form 10-Q/A
period 2003-06-30
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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

F-i

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,814,319	$12,080,553
Accounts receivable, net	887,384	507,919
Due from affiliates	343,082	4,089
Prepaid advertising and other	528,670	696,441
Inventory	397,420	363,555
Notes receivable	460,379	—
Deferred income taxes	2,151,000	—
Deferred stock offering	325,245	—
Deferred seminar expenses	4,689,580	2,907,414
Total current assets	23,597,079	16,559,971

Property and equipment, net	14,152,649	8,406,370
Intangible assets, net	1,343,756	989,061
Investment in foreign corporation	984,757	184,757
Other assets	—	27,128
Total non-current assets	16,481,162	9,607,316

Total assets	$40,078,241	$26,167,287

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,586,446	$1,762,614
Accrued seminar expenses	1,044,938	63,622
Deferred revenues	37,238,206	24,549,429
Accrued expenses	1,355,881	1,125,662
Current portion of long-term debt	703,403	103,051
Current portion of note payable-officer/stockholder	32,497	59,054
Total current liabilities	42,961,371	27,663,432

Long-term debt, less current portion	3,156,408	1,606,410
Total liabilities	46,117,779	29,269,842

Commitments and contingencies

Minority interest in SCB Building LLC	2,000,000	—

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 8,103,999 (2003) and 8,096,624 (2002)	963,492	939,832
Paid-in capital	448,600	448,600
Accumulated deficit	(9,451,630)	(4,490,987)
Total stockholders’ deficit	(8,039,538)	(3,102,555)

Total liabilities, minority interest, and stockholders’ deficit	$40,078,241	$26,167,287

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$17,420,985	$17,535,080	$30,724,824	$32,988,098

Expenses
Seminar expenses	10,209,887	6,178,397	17,784,259	12,326,600
Advertising and sales expense	6,483,236	4,444,758	11,023,851	7,519,025
General and administrative expense	5,168,665	2,871,039	9,005,604	5,822,532
Total expenses	21,861,788	13,494,194	37,813,714	25,668,157

Income (loss) from operations	(4,440,803)	4,040,886	(7,088,890)	7,319,941

Other income (expense)
Interest and other income	(128,182)	(11,146)	18,736	92,447
Interest expense	(19,279)	(26,249)	(41,489)	(37,856)

Income (loss) before income taxes	(4,588,264)	4,003,491	(7,111,643)	7,374,532

Income taxes	1,039,000	(1,239,550)	2,151,000	(1,239,550)

Net (loss) income	$(3,549,264)	$2,763,941	$(4,960,643)	$6,134,982

Basic weighted average common shares outstanding	8,102,874	7,878,023	8,101,023	7,878,023

Basic income (loss) per common share	$(.44)	$.35	$(.61)	$.77

Diluted weighted average commonshares outstanding	8,102,874	8,948,565	8,101,023	8,948,565

Diluted income (loss) per common share	$(.44)	$.31	$(.61)	$.69

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

During 2003, the Company acquired a 50% equity interest in a SCB Building, LLC (“LLC”) constructing an office building. The other 50% member has a $2,000,000 minor interest in the LLC which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage.

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

Note 2 - Acquistions

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

Note 3 - Related Party Transactions

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

MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. of which the Vice President of Marketing of Whitney Information Network, Inc. managed, operated, and owned a controlling interest and was acquired by the Company in July 2003.

Whitney Leadership Group, Inc was managed, operated, and owned by the Chairman of the Board of Whitney Information Network, Inc. and was acquired by the Company in July 2003.

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

The Company has, at times, advanced funds to this entity for working capital purposes to secure and protect its investment.  As of June 30, 2003, the Company has recorded a $125,000 receivable relating to this venture in accounts receivable, affiliates.  The Company’s agreement with the management of this venture is that the Company will be reimbursed for these funds from future land sales.

In June 2003, the Company acquired an additional 10% in its investment in a foreign corporation.  The purchase price was $800,000 payable in $150,000 in cash and a $650,000 promissory note due in equal monthly installments expiring in December 2003 bearing interest at a rate of 5%.

Note 7 – Income Taxes

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

Note 8 – Deferred Revenue

As of June 30, 2003, the Company has $37,238,206 recorded as a liability on its consolidated balance sheet for deferred revenue.  Deferred revenue are contracts entered into prior to June 30, 2003 and the cash for those contracts has been received by the Company from students for courses they have yet to attend.  The student’s contract stipulates that they have twelve months to attend their purchased courses.  The following represents the contract maturity of the contracts currently deferred.  These amounts are the minimum amount of revenue that will be recognized on the Company’s consolidated income statement in future periods.  The amounts do not include amounts for future revenues that will be generated and recognized, and the following revenues could be recognized faster if they are earned.

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

Revenue

Total revenue for the six months ended June 30, 2003 was $30,724,824, a decrease of $2,263,274 or 6.9% compared to the same period in 2002 of $32,988,098.  Recognized revenue from deferred revenue was $13,697,115 for the six months ended June 30, 2003 compared to $11,236,727 for the comparable period in 2002.  Of these amounts, $3,097,539 and $5,037,256, respectively was recognized due to the expiration of the student’s contract period.  The decrease in revenue is due to the decrease in contract expirations for the period compared to the prior year, which more than offset the increase in the advanced courses attended by students in the period compared to the previous period.  During the first six months of 2003, there were 4,974 attendees of advanced courses compared to 3,374 attendees of advanced courses for the same period in 2002.  The levels of registrations and attendance in all other courses offered by us remained relatively constant.  We believe that the first half of 2003 is not a trend and expect revenue to return to the levels of growth that have been experienced in the previous periods.  This belief is illustrated in the approximately $14,000,000 increase in deferred revenue in 2003 from December 31, 2002 that will ultimately become revenue that was not present in the previous period.  This is further illustrated by the fact that $16,535,462 of our deferred revenue at June 30, 2003 will be realized into revenues as earned either through attendance or expiration by December 31, 2003. We expect to continue to grow our operations and student base in the future both domestically and internationally.  We expect to grow domestically through the development of our Teach Me To Trade segment using our same real estate business model.  We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets.  We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.

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

Direct course expenses increased for the second quarter of 2003 to $17,784,259, an increase of $5,457,659 or 44% over the prior comparable period in 2002 of $12,326,600.  This increase is consistent with the increase in the amount of all types of courses that were held during the six months ended June 30, 2003 of 914 compared to 667 in the comparable prior period and is also due to the increase in initial courses offered to 208 courses for the six months ended June 30, 2003 compared to 121 courses for the comparable prior period.

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

At June 30, 2003 we had unused amounts under letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000.  These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively.

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

Item 4. Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of June 30, 2003, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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
Russell Whitney
Chief Executive Officer