Form 10-Q/A
period 2003-09-30
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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
And for the Nine Months Ended September 30, 2003 and 2002

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,830,249	$12,080,553
Accounts receivable, net	709,057	507,919
Due from foreign corporation investment	715,119	—
Due from affiliates	26,898	4,089
Prepaid advertising and other	1,494,341	696,441
Inventory	546,780	363,555
Deferred income taxes	4,193,000	—
Deferred seminar expenses	5,552,448	2,907,414
Total current assets	29,067,892	16,559,971

Property and equipment, net	15,080,630	8,406,370
Intangible assets, net	5,964,381	989,061
Investment in foreign corporation	984,757	184,757
Notes receivable and other assets	424,579	27,128
Total non-current assets	22,454,347	9,607,316

Total assets	$51,522,239	$26,167,287

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,504,246	$1,762,614
Accrued seminar expenses	1,189,248	63,622
Deferred revenues	44,807,919	24,549,429
Accrued expenses	2,166,490	1,125,662
Current portion of long-term debt	658,299	103,051
Current portion of note payable-officer/stockholder	979,095	59,054
Total current liabilities	52,305,297	27,663,432

Long-term debt, less current portion	4,146,955	1,606,410
Note payable – officer/stockholder, less current portion	3,750,000	—
Total liabilities	60,202,252	29,269,842

Commitments and contingencies

Minority interest in SCB Building LLC	2,000,000	—

Stockholders’ deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 8,167,749 (2003) and 8,096,624 (2002)	1,090,755	939,832
Paid-in capital	448,600	448,600
Accumulated deficit	(12,219,368)	(4,490,987)
Total stockholders’ deficit	(10,680,013)	(3,102,555)

Total liabilities and stockholders’ deficit	$51,522,239	$26,167,287

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$23,567,782	$13,875,257	$54,292,606	$46,863,355

Expenses
Seminar expenses	12,562,345	6,930,288	30,346,604	19,256,888
Advertising and sales expense	7,822,763	2,877,541	18,846,614	10,396,566
General and administrative expense	6,788,176	3,270,867	15,793,780	9,093,399
Total expenses	27,173,284	13,078,696	64,986,998	38,746,853

Income (loss) from operations	(3,605,502)	796,561	(10,694,392)	8,116,502

Other income (expense)
Interest and other income	14,225	254,643	32,961	347,090
Interest expense	(18,461)	(9,002)	(59,950)	(46,858)

Income (loss) before income taxes	(3,609,738)	1,042,202	(10,721,381)	8,416,734

Income taxes	2,038,909	370,033	4,193,000	1,609,583

Net (loss) income	$(1,570,829)	$672,169	$(6,528,381)	$6,807,151

Basic weighted average common shares outstanding	8,102,874	7,958,955	8,123,523	7,905,438

Basic income (loss) per common share	$(.19)	$0.08	$(.80)	$0.86

Diluted weighted average common shares outstanding	8,102,874	8,883,280	8,123,523	8,829,763

Diluted income (loss) per common share	$(.19)	$.08	$(.80)	$0.77

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$(6,528,381)	$6,807,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity earnings in partnership	—	(102,257)
Depreciation and amortization	948,769	346,251
(Gain) loss of disposal of fixed assets	—	3,377
Deferred income taxes	(4,193,000)	1,531,399
Stock issued for services	—	4,500
Changes in assets and liabilities
Accounts receivable	(916,257)	(295,407)
Prepaid advertising and other	(797,900)	578,515
Income tax receivable and payments	—	497,499
Inventory	(183,225)	(243,896)
Deferred seminar expenses	(2,645,034)	331,103
Other assets	27,128	5,790
Accounts payable	741,632	144,365
Accrued seminar expense	1,125,626	(156,395)
Deferred revenues	20,258,490	(1,648,775)
Other liabilities	1,040,828	301,663
	15,407,057	1,297,732
Net cash provided by operating activities	8,878,676	8,104,883

Cash flows from investing activities
Purchases of property and equipment	(273,350)	(4,725,939)
Purchase of equity interest in building	(2,000,000)	—
Purchase of intangible assets	(450,000)	—
Notes receivable	(424,579)	—
Purchase of equity interest in foreign company	(150,000)	—
Loans to affiliates, net	(22,809)	(97,693)
Net cash used by investing activities	(3,320,738)	(4,823,632)

Cash flows from financing activities
Payments of principal on long-term debt	(554,207)	(499,972)
Principal payments on note payable – officer/stockholder	(79,959)	(49,972)
Proceeds from exercise of stock options	25,924	36,914
Distributions to officer/stockholder	(1,200,000)	—
Net cash used in financing activities	(1,808,242)	(513,030)

Net increase in cash and cash equivalents	3,749,696	2,768,221

Cash and cash equivalents - beginning of the period	12,080,553	6,889,275

Cash and cash equivalents - end of period	$15,830,249	$9,657,496

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

Note 5 – Notes Receivable

In May 2003, the Company entered into a management contract with Success Development, Inc. (“SDI”), which gave the Company control from May 2003 until November 2003.  Under this agreement, the Company gained access to SDI’s customer database, and received 30% of the profits.  The Company paid $450,000 at the time of the agreement for this arrangement.  This amount has been recorded as an intangible asset in the consolidated balance sheets and is being amortized over a six months life.  In addition, the Company advanced SDI $335,379 for working capital purposes, which has been recorded as notes receivable in the consolidated balance sheets and classified as current.  The note will be realized by crediting future payments to SDI for future revenues.  As part of this agreement, the Company has the option to purchase SDI in November 2003 after the contract expires for $1,000,000 in stock (Note 9).

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

The Company has, at times, advanced funds to this entity for working capital purposes to secure and protect its investment.  As of September 30, 2003, the Company has recorded a $715,119 receivable relating to this venture in accounts receivable, affiliates.  The Company’s agreement with the management of this venture is that the Company will be reimbursed for these funds from future land sales.

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

Note 8 – Deferred Revenue

As of September 30, 2003, the Company has $44,807,919 recorded as a liability on its consolidated balance sheet for deferred revenue.  Deferred revenue are contracts entered into prior to September 30, 2003 and the cash for those contracts has been received by the Company from students for courses they have yet to attend.  The student’s contract stipulates that they have twelve months to attend their purchased courses.  The following represents the contract maturity of the contracts currently deferred.  These amounts are the minimum amount of revenue that will be recognized on the Company’s consolidated income statement in future periods.  The amounts do not include amounts for future revenues that will be generated and recognized, and the following revenues could be recognized faster if they are earned.

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

Revenue

Total revenue for the nine months ended September 30, 2003 was $54,292,606, an increase of $7,429,251 or 15.9 % compared to the same period in 2002 of $46,863,355.  Recognized revenue from deferred revenue was $17,097,205 for the nine months ended September 30, 2003 compared to $13,875,257 for the comparable period in 2002.  Of these amounts, $4,937,812 and approximately $6,000,000, respectively was recognized due to the expiration of the student’s contract period.  This results in a $4,284,136 increase in recognized earned revenue from attendance.  This increase is due to the increase in the courses attended by students in the period compared to the previous period.  During the first nine months of 2003, there were 7,368 attendees of advanced courses compared to 5,160 attendees of advanced courses for the same period in 2002.  The levels of registrations and attendance in all other courses offered by us remained relatively constant.  Despite the increase in revenue due to student attendance, overall revenue increases were reduced by a decrease in product sales over the comparable nine month period in 2002.  We believe that the first three quarters of 2003 is a trend and expect revenue to remain at the levels of growth that have been experienced in this current period.  This belief is illustrated in the approximately $20,258,490 increase in deferred revenue in 2003 from December 31, 2002 that will ultimately become revenue that was not present in the previous period.  This is further illustrated by the fact that $11,392,258 of our deferred revenue at September 30, 2003 will be realized into revenues as earned either through attendance or expiration by December 31, 2003.  We expect to continue to grow our operations and student base in the future both domestically and internationally.  We expect to grow domestically through the development of our Teach Me To Trade segment using our same real estate business model.  We expect to grow internationally by continuing to establish our Whitney UK subsidiary and looking for opportunities to enter new international markets.  We will incur significant course and advertising expenses to establish these new markets, but expect to generate the student base to support these costs and allow these markets to be profitable in the long-term.

Direct Course Expenses

There are two components of costs included in direct course expenses.  The first component is variable and is consistent with the costs associated with revenue received.  These costs include instructor fees, facility costs, and travel expenses.  The second component relates to the costs associated with the initial free course that is provided.  The introductory course is offered to provide information to the student about our products and services.  There is no revenue associated with the initial course.  The revenue that is generated relates to future courses that are purchased and attended at a later date.  The costs relating to these initial courses then have a significant impact on the relationship between revenue and costs.  In periods in which there is a significant amount of new initial courses, as compared to advanced courses, the percentage relationship between direct course expenses and revenue increases.  In periods in which there are more advanced courses, as compared to initial courses, the percentage relationship between direct course expenses and revenue decreases.  The only expense deferred until the related revenue is realized is the related commissions paid.

Direct course expenses increased for the third quarter of 2003 to $30,346,604, an increase of $11,089,716 or 57.6% over the prior comparable period in 2002 of $19,256,888.  Of these amounts, the portion attributable to introductory course expenses was $12,758,548 and $8,098,838 for the nine months ending September 30, 2003 and September 30, 2002 respectively.  The portion attributable to the delivery of fulfillment and advanced training courses was $17,587,756 at September 30, 2003 and $11,167,050 at September 30, 2002.  This increase is consistent with the increase in the amount of all types of courses that were held during the nine months ended September 30, 2003 of 1,561 (352 initial courses, 237 fulfillment trainings, 972 advanced courses) compared to 1,070 (192 initial courses, 239 fulfillment trainings, 639 advanced courses) in the comparable prior period

Advertising, Selling and General and Administrative Expenses and Sales Expenses

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

At September 30, 2003 we had unused amounts under letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000.  These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively.

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

We believe our cash resources are more than sufficient to fund our operation and growth plans for the next 12 months.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt (1)	Operating Lease Commitments	Total
2003	—	$1,627,941	$82,995	$1,710,936
2004	—	1,081,590	89,952	1,171,542
2005	—	672,200	88,547	760,747
2006	—	681,687	73,359	755,046
2007	—	3,432,624	—	3,432,624
Thereafter	—	2,038,307	—	2,038,307
Total	—	$9,534,349	334,853	$9,869,202

(1) Includes the $3,000,000 of debt associated with the SCB Building LLC as current.  The $3,000,000 is the current draw on an $8,000,000 construction loan.  The Company is a guarantor of this debt.

Item 4. Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of September 30, 2003, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

Signature	Title	Date

/s/Russell A. Whitney	Chairman of the Board of Directors, Chief Executive Officer and President
Russell A. Whitney		June 2, 2004

/s/Ronald S. Simon	Executive Vice President, Chief Financial Officer (Principal Accounting Officer) and Director
Ronald S. Simon		June 2, 2004