Form 10-K/A
period 2003-12-31
WHITNEY INFORMATION NETWORK INC
filed 2004-06-02
CIK 1095276

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

Results Of Operations

Year Ended December 31, 2003 Compared to December 31, 2002

Revenue

Total revenue for the year ended December 31, 2003 was $95,000,000, an increase of $33,000,000 or 53% compared to the same period in 2002. The increase in sales was caused by several factors. First, there was significant growth all segments of the business.  Co-marketing efforts with business joint ventures had an increase in sales over 2002 of $7,000,000. The Cash Flow Generator brand was new in 2003 and showed strong results for the first year ($9,500,000) The Star Trader brand began training programs in November 2003 and did not show significant revenue in 2003. The Teach Me To Trade brand showed a large increase in sales over 2002 (18,000,000 gross, 15,200,000 earned), UK based sales increased over 2002 (8,100,000 gross, 5,700,000 earned) as well as the Canadian based sales ($2,500,000). Much of this increase in sales was treated as deferred revenue at December 31, 2003 ($14,000,000) as the course deliveries were unable to grow as fast as sales.  In addition to growth in the training segments, our telemarketing sales increased by 41% from $8,600,000 in 2002 to $12,100,000 in 2003. The financial education training programs were approximately 25% of gross revenues for 2003. They were not significant in prior periods. The UK and Canadian based sales for 2003 were approximately 15% of gross revenues, and they were not significant in prior periods.

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

The proceeding discussion provides a breakdown of what operations and products have accounted for our increase in revenues for the year ended December 31, 2003 over the comparable period for 2002.  The overriding theme is that the increase in revenues has been caused by the increase in our sales volume, courses held, and course attendees.  The company has not had a price increase in its courses for over two years. Consequently, all of the increase in revenues is attributable to volume increases. The following table shows the number of courses held and the number of attendees in 2002 and 2003:

	# of Events	# of Students
Free Preview Trainings- 2002	258	133,844
Free Preview Trainings- 2003	476	201,555
Fulfillment Trainings- 2002	318	11,597
Fulfillment Trainings- 2003	310	14,974
Advanced Trainings- 2002	850	5,314
Advanced Trainings- 2003	1,346	9,960

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

Direct Course Expenses

Direct course expenses, which consist of instructors’ fees, facilities costs and field representatives’ salaries and travel expenses, increased proportionately in comparison with the increase in sales for the year ended December 31, 2003 to $46,800,000, an increase of $18,400,000 or 65% compared to $28,400,000 in the same period of 2002. Direct course expenses as a percent of revenue were 49% for 2003 versus 46% for 2002. Direct course expenses are primarily driven by the number of courses that are held.  The overall increase in courses held during 2003 of 2,132 compared to 1,426 in 2002 drives these expenses.  The only expenses that are deferred and matched to the amount of revenue that is deferred is the speaker commissions that are paid for the sales that are generated.  So included in the consolidated statement of operations for direct course expenses is the expense related to the commissions that are paid on deferred revenue that is earned.  The increase in the amount of deferred revenue earned is illustrated in the increase in the number of advanced course attendees from 5,314 in 2002 to 9,960 in 2003.  Speaker fee commissions are approximately 12% of the revenue amount generated. We do not expect this ratio to significantly change, although some areas will see increased expense and some will see reductions. Economies of scale are anticipated in the direct course expenses as alternative delivery methods are being developed and implemented. Also, we believe that significant reductions in the cost of instructor fees and facility costs can be obtained in 2004 and beyond. These improvements will however, be offset by an increase in the cost of delivering a higher ratio of courses to students. The amount of course revenue generated from contract expirations is a significant issue in our eyes and we intend to increase the percentage of revenue realized from course attendance over the revenue realized from contract expirations.

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

Advertising, Selling and General and Administrative Expenses

Advertising and sales expense, of which advertising represents approximately 22% of the expenses for the year ended December 31, 2003, were $27,500,000, an increase of $13,000,000 or 98% compared to $13,600,000 in the same period in 2002.  The addition of more brands, the continued expansion of the brands internationally, and the expansion in the number of selling teams for each brand were reflected in this increase.  Advertising and sales expense is primarily driven by the number of free previews held as this is where the initial investment is made.  Under the current methods of accounting used, all of the advertising expenses and most sales expenses are attributable to the free preview trainings and are not deferred until the related deferred revenue is earned.  The growth of the advertising and sales expense over the comparable period of 2002 is primarily due to the increase in free preview trainings held from 258 to 476 in 2002 and 2003, respectively.  We expect that this trend will continue and that advertising and selling expenses will continue to increase as the company increases its course offerings.

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

Cash provided by operating activities was $7,900,000 versus $9,700,000 for the period ended December 31, 2002. This decrease in the amount of cash generated as a percentage of sales was caused by an increase in working capital needed to fund the expansion of brands ($750,000), and the amount of pre-paid advertising needed for each brand ($1,100,000).  We expect to continue using cash from operating activities to expand operations, as cash provided from operations should continue to average 8-12% of revenue.

Our cash used in investing activities was $2,900,000 and $4,900,000 for the years ended December 31, 2003, and 2002, respectively. The decrease in cash used in investing for the year ended December 31, 2003 was due to a decrease in our overall investing activities and due to a change in the way we have been structuring acquisitions. Our acquisitions of the Cash Flow Generator brand and the Star Trader brand in 2003 were accomplished with a large percentage of the acquisition price being paid in company stock. $550,000 was paid in cash for the acquisition of the Star Trader brand of which $450,000 was allocated to identifiable intangible assets. In 2003, we also paid $2,000,000 for a 50% equity interest is SCB Building, LLC which is constructing an office building in Orlando, FL. In 2002, we acquired for cash the Teach Me To Trade brand, purchased an airplane, and made progress payments on our facility in Costa Rica. We plan to continue future acquisitions in the same manner as we did in 2003. Therefore, we feel that the company has adequate cash available for investing activities.

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2003	2002	2001

Sales	$94,958,170	$62,145,237	$42,157,740

Expenses
Direct course expenses	46,803,705	28,384,333	19,741,418
Advertising and sales expense	27,507,604	13,936,860	11,563,640
General and administrative expense	22,355,374	13,863,598	8,571,319
Total expenses	96,666,683	56,184,791	39,876,377

(Loss) income from operations	(1,708,513)	5,960,446	2,281,363

Other income (expense)
Interest and other income	236,949	339,842	356,989
Interest expense	(86,095)	(70,548)	(104,105)
	150,854	269,294	252,884

Net (loss) income	$(1,557,659)	$6,229,740	$2,534,247

Basic weighted average common shares outstanding	8,187,658	7,952,180	7,587,474

Basic (loss) income per common share	$(0.19)	$0.78	$0.33

Diluted weighted average common shares outstanding	8,187,658	8,840,922	7,587,474

Diluted (loss) income per common share	$(0.19)	$.70	$0.33

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2003, 2002 and 2001

			Additional Paid-in Capital	Foreign Currency Translation Adjustment	Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit

	Common Stock
	Shares	Amount

Balance - December 31, 2000	7,528,022	$67,102	$900	$—		$(13,004,974)	$(12,936,972)

Issuance of stock for software	163,334	245,000	—	—		—	245,000

Issuance of stock, cash and note payable to majority stockholder for interest in Precision Software Services, Inc.	170,000	—	—	—		(250,000)	(250,000)

Issuance of stock for services	16,667	25,000	—	—		—	25,000

Net income	—	—	—	—	2,534,247	2,534,247	2,534,247

Balance - December 31, 2001	7,878,023	337,102	900	—	$2,534,247	(10,720,727)	(10,382,725)

Issuance of stock for assets purchased	189,655	550,000	—	—		—	550,000

Issuance of stock for stock options exercised	26,375	48,230	—	—		—	48,230

Issuance of stock for services	2,571	4,500	—	—		—	4,500

Compensation expense related to the issuance of stock options	—	—	447,700	—		—	447,700

Net income	—	—	—	—	6,229,740	6,229,740	6,229,740

Balance - December 31, 2002	8,096,624	939,832	448,600	—	$6,229,740	(4,490,987)	(3,102,555)

Issuance of stock for the stock purchased of MRS Equity Corp.	62,500	125,000	—	—		—	125,000

Issuance of stock for assets purchased of Success Development, Inc.	180,000	900,000	—	—		—	900,000

Issuance of stock for the stock purchased of SpeakTec, Inc.	200,000	1,000,000	—	—		—	1,000,000

Issuance of stock for assets purchased	2,500	10,000	—	—		—	10,000

Issuance of stock for stock options exercised	6,125	15,923	—	—		—	15,923

Issuance of cash and note payable to majority stockholder for interest in Whitney Leadership Group, Inc.	—	—	—	—		(1,200,000)	(1,200,000)

Foreign currency translation adjustment	—	—	—	(347,826)	(347,826)	—	(347,826)

Net loss	—	—	—	—	(1,557,659)	(1,557,659)	(1,557,659)

Balance – December 31, 2003	$8,547,749	$2,990,755	$448,600	$(347,826	$(1,905,485)	$(7,248,646)	$(4,157,117)

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

Investment in Building

The Company acquired a 50% equity interest in a SCB Building, LLC (“LLC”) constructing an office building in Orlando, Florida.  The other 50% member has a $2,000,000 minority interest in the LLC, which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage.  The Company is a guarantor of the debt of the LLC.

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

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (FAS 128).  All dilutive potential common shares in 2003 and 2001 had an antidilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share.

Stock Options

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

	For the Years Ended December 31,
	2003	2002	2001
Net income (loss) - as reported	$(1,557,659)	$6,229,740	$2,534,247
Net income (loss) - pro forma	$(1,955,848)	$5,272,458	$2,517,922
Basic income (loss) per common share - as reported	$(0.19)	$0.78	$0.33
Basic income (loss) per common share - pro forma	$(0.24)	$.65	$.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2003	2002	2001
Approximate risk free rate	4.25%	3.83%	5.07%
Average expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Volatility	33.77%	59.97%	73.57%
Estimated fair value of total options granted	$398,189	$957,282	$16,325

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

Interest expense on the related party notes was approximately $14,100 and $6,000 for the year ending December 31, 2003 and 2002, respectively.

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

Note 8 - Income (Loss) Per Share

The following table sets forth the computation for basic and diluted earnings per share:

	For the Years Ended December 31,
	2003	2002	2001

Numerator for diluted income (loss) per common share	$(1,557,659)	$6,229,740	$2,534,247

Denominator for basic earnings per share - weighted average shares	8,187,658	7,952,180	7,587,474
Effect of dilutive securities - options and warrants	—	888,742	—
Denominator for diluted earnings per share - adjusted weighted average shares	8,187,658	8,840,922	7,587,474

Diluted income (loss) per common share	$(0.19)	$.70	$0.33

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

	Revenues		Long-Lived Assets
Location	2003	2002	2003	2002

United States	$81,633,450	$57,091,029	$23,677,297	$8,722,138
Canada	5,242,379	2,648,171	6,917	19,689
United Kingdom	8,082,341	2,406,037	104,282	47,976
Costa Rica	—	—	795,942	817,513

	$94,958,170	$62,145,237	$24,584,338	$9,607,316

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

Note 10 - Income Taxes

At December 31, 2003, the Company had net operating losses (NOL) carryforwards for tax purposes of approximately $10,225,000 respectively, which expire in the years 2004 through 2023.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2002
Revenues	$15,453,018	$17,535,080	$13,875,257	$15,281,882
Operating expenses	12,173,963	13,494,194	13,078,696	17,437,938
Income (loss) from operations	3,279,055	4,040,886	796,561	(2,156,056)
Net income (loss)	3,371,041	2,763,941	672,169	(577,411)
Basic income (loss) per share (1)	.43	.35	.08	(.08)
Diluted earnings (loss) per share (1)	.43	.31	.08	(.08)

December 31, 2003
Revenues	$13,303,839	$17,420,985	$23,567,782	$40,665,564
Operating expenses	15,951,926	21,861,788	27,173,284	31,679,685

(Loss) income from operations	(2,648,087)	(4,440,803)	(3,605,502)	8,985,879
Net (loss) income	(1,411,379)	(3,549,264)	(1,570,829)	4,973,813
Basic (loss) earnings per share (1)	(.17)	(.44)	(.19)	.61
Diluted (loss) earnings per share (1)	(.17)	(.44)	(.19)	.56

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

In connection with the audit of the year ended December 31, 2003, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.  However, the Company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department.  The auditors considered the scope of responsibilities and duties of the Chief Financial Officer and the Vice-President of Finance to be somewhat overextended. The auditors communicated that additional resources were needed in the Finance and accounting department to take the workload off these individuals. In addition, the auditors also communicated to the Company that additional expertise was needed in those departments in the area of SEC reporting.  This staffing situation contributed to certain accounts not being reconciled on a timely basis and certain business transactions not documented in an appropriate manner.  The Registrant is addressing this concern and is in the process of further enhancing its staff.

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

Name	Number of Underlying Securities Options/ SARs Granted During Last 12 Months		% of Total Options/SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh) (weighted average)	Expiration Date	Grant Date Present Value

Russell A. Whitney	35,000	(1)	17%	$3.70	03/2013	$68,823	(3)
Richard Brevoort	0	(2)	0%	$—	—	$—	(3)
Ronald S. Simon	50,000		25%	$3.70	02/2013	$93,318	(3)
Nicholas Maturo	45,000		22%	$3.9	04/2013	$88,487	(3)

(1)	Comprised of options granted to Mr. Whitney’s wife and two children all of whom are our employees.
(2)	Mr. Brevoort passed away in September 2002.
(3)	Our present value computations were based upon the following assumptions: 33.7% volatility, ten year life, risk free rate of return of 4.25% and a 0% dividend yield.

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

We provide payroll services to Whitney Leadership Group, Inc., a company previously owned and managerially and operationally controlled by Mr. Whitney which we acquired in July 2003. In 2002 we made a short-term advance to Whitney Leadership $232,126 with no interest to fund a Whitney product show, which was repaid in 2002. Whitney Leadership owns the rights to our television real estate infomercials which we use to attract students to our free informational training sessions, a number of our educational books and tapes and one of our course offerings, for which we pay Whitney Leadership $1.00 for each person who registers for our free informational training sessions.

MRS Equity Corp. provides software products and services to us which we market that allows mortgagees to pay their mortgages every two weeks rather than monthly, thereby reducing mortgage payments over the life of the mortgage and increasing principal reductions. We provide MRS with payroll services. MRS is a wholly-owned subsidiary of Equity Corp. Holdings, Inc., which was previously owned and managerially and operationally controlled by John F. Kane, our Vice President of Marketing and which we acquired in July 2003.

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

In September 2001, we purchased for $212,500 a 20% interest in Rancho Monterey, S.A., a Panama company organized in May 2001 to develop unimproved real estate in Costa Rica.  Prior to our investment, Rancho Monterey was owned by four persons, comprised of three nonaffiliated persons and Mr. Whitney, each of whom owned 25% of Rancho Monterey.  We paid the same price for our interest in Rancho Monterey as the other four persons paid.  In the summer of 2003, we acquired an additional 10% interest in Rancho Monterey, thus increasing our holdings to 30% of Rancho Monterey through the issuance of $650,000 indebt.  We also own 6% of Monterey del Este (a Panama Company organized to develop unimproved real estate in Costa Rica) and a 20% interest in Monterey del Mar (a Panama Company organized to develop an ocean-front boutique hotel on the pacific Coast Rica). Mr. Whitney also indirectly owns 11.4% of Rancho Monterey and 6% of Monterey del Este.  Ronald Simon, Chief Financial Officer, indirectly owns 1.4% of Rancho Monterey.

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

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8K
(i) On October 17, 2003, the Registrant filed on 8K disclosing its acquisition of SpeakTec, Inc.
(ii) On December 2, 2003, the Registrant filed an 8K disclosing its acquisition of Success Development, Inc.
(b)	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended Articles of Incorporation (1)
3.4	Amended Articles of Incorporation (1)
4.1	Specimen Stock Certificate (1)
10.01	Ontario Canada Office Lease (2)
10.02	Utah Office Lease (2)
10.03	Business Advisory Agreement with Newbridge Securities Corporation (2)
10.04	1998 Stock Option Agreement (2)
10.05	Agreement to Purchase Precision Software Services, Inc. (2)
10.06	Agreement to Purchase MRS Equity Corp. (2)
10.07	Employment Agreement with Mr. Whitney (2)
10.08	Employment Agreement with Mr. Simon (2)
10.09	Employment Agreement with Mr. Maturo (2)
10.10	Employment Agreement with Mr. Miller (2)
10.11	Employment Agreement with Mr. Kane (2)
10.12	Purchase Agreement – Teach Me To Trade (2)
10.13	Purchase Agreement – Whitney Leadership Group (2)
10.14	Purchase Agreement – Success Development, Inc.(3)
10.15	Purchase Agreement - SpeakTec, Inc.(4)
14.1	Code of Ethics (5)
21

The Registrant has ten active subsidiaries as follows: Precision Software Services, Inc.; Intelligence Network, Inc.; Whitney Canada, Inc.; Whitney Consulting Services, Inc.; Whitney Education Group, Inc.; Whitney Internet Services, Inc.; Whitney Mortgage.com, Inc.; Whitney U.K., Limited; Coral Aviation, Inc.; American Home Buyers Alliance, Inc.

31.1	Certification of Periodic Report – Chief Executive Officer
31.2	Certification of Periodic Report – Chief Financial Officer
32.1	Certification of Periodic Report – Chief Executive Officer
32.2	Certification of Periodic Report – Chief Financial Officer
99.1	Class A Warrant Agreement (1)
99.2	Class B Warrant Agreement (1)
99.3	Non-Qualified Incentive Stock Option Plan (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10SB12G (SEC File No. 000-27403).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-103156).
(3)	Incorporated by reference to the Registrant’s current report on Form 8K dated December 2, 2003
(4)	Incorporated by reference to the Registrant’s current report on Form 8K dated October 17, 2003
(5)	Incorporated by reference to the Registrant’s current report on Form 10K dated March 30, 2004

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
Russell A. Whitney Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY	Chairman of the Board of Directors and Chief Executive Officer	June 2, 2004
Russell A. Whitney

/s/ RONALD S. SIMON	Executive Vice President, Chief Financial Officer,	June 2, 2004
Ronald S. Simon	Principal Accounting Officer and Director

/s/ GONZALO DeRAMON	Director	June 2, 2004
Gonzalo DeRamon

/s/ FREDERICK A. CARDIN	Director	June 2, 2004
Frederick A. Cardin

/s/ CHESTER P. SCHWARTZ	Director	June 2, 2004
Chester P. Schwartz