Form 10-Q
period 2004-06-30
WHITNEY INFORMATION NETWORK INC
filed 2004-08-16
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

Whitney Information Network, Inc.

(Exact name of registrant as specified in its charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1612 Cape Coral Parkway, Suite A, Cape Coral, Florida 33904
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (239) 542-0643

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

The Issuer had 8,561,574 and 8,547,749 common shares of common stock outstanding as of June 30, 2004 and December 31, 2003.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, the Company has identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition. Reference is made to all of the Company’s SEC filings, including the Company’s Report on Form 10Q, incorporated herein by reference, for a description of certain risk factors. The Company assumes no responsibility to update forward-looking information contained herein.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

None of the Company’s business is subject to seasonal fluctuations.

Results of Operations

Six Months Ended June 30, 2004 Compared to June 30, 2003

Total revenue for the six months ended June 30, 2004 was $77,115,209, an increase of $46,390,385, or 151% compared to the same period in 2003 of $30,724,824.  Of these amounts, $44,448,678 and $13,112,976 respectively were earned from the delivery of Advanced Training courses for the six months ended June 30, 2004 and June 30, 2003. And of these amounts $21,675,855 and $11,853,214 respectively were earned from the delivery of 3-Day Basic Training courses for the six months ended June 30, 2004 and June 30, 2003.  The balance of the revenue was earned from the sale of products, conferences and other related income.  This increase in course revenues was directly attributable to an increase in the number of attendees at our training courses. The following table will illustrate the number of events and the number of attendees for the comparative periods:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Number of Events
Free Preview Training	2,232	1,848
3 Day Basic Training	349	159
Advanced Training	454	205

Number of Attendees
Free Preview Training	151,819	82,440
3 Day Basic Training	18,307	7,809
Advanced Training	6,956	3,413

The increase in revenue over the comparable period in 2003 is a trend that is expected to continue throughout the year. The increase in the number of events and in the number of attendees is expected to continue as the Teach Me to Trade, Star Trader, and Cash Flow Generator brands continue to be incorporated into the normal operations of the company. As the marketing, logistics, and speaker training functions of these brands are more seasoned, they are expected to produce a continued increase in the number of events, both domestically and internationally. In addition, the trend of increased attendance at events for all brands is expected to continue through out the year.

Direct Course Expenses

Direct course expenses relate to our basic and advanced training and consist of instructor fees, facility costs, travel team coordinators and staff, and travel expenses. The only expenses that are deferred until the related revenue is realized are the related commissions paid.

Direct course expenses increased for the six months ended June 30, 2004 to $24,701,894, an increase of $14,186,934 or 135% over the prior comparable period in 2003 of $10,514,960. This increase in expenses is consistent with the increase in the amount of basic and advanced training courses that were held during the periods in question. Approximately 52% of these expenses are attributable to the delivery of 3-Day basic training courses, with the balance (48%) being attributed to the delivery of advanced training courses. Direct course expenses improved as a percentage of revenue to 32% for the six months ended June 30, 2004, as compared to 34.2% for the comparable period in 2003. This improvement in the ratio of expenses to revenue is expected to continue as the number of students attending advanced training courses increases.

Advertising and Sales Expense

Advertising and sales expenses consist of two components. The first component is advertising. Approximately 80% of all advertising is through TV, with the balance consisting of direct mail, newspaper and radio. Advertising expenses consist of approximately 62% of advertising and sales expense.  The second component is sales expense and is the cost associated with the initial free preview trainings and the acquisition costs of acquiring new students. These costs consist of presenter’s sales commissions, facility costs, assistants and coordinators expenses and travel expenses.

Advertising and sales expense for the six months ended June 30, 2004, was $42,242,427, an increase of $23,949,277, or 131%, compared to the same period in 2003 of $18,293,150. This increase is disproportionate with the increase in the number of new events during held this period. The increase is related to the number of new students attending free preview trainings which increased by 84% for the six months ended June 30, 2004 compared to the same period in 2003. Although many improvements have been made to improve the quality of media buys and better media scheduling, these efficiencies have been more than offset by higher acquisition costs per student for the brands recently acquired by the Company. Advertising and sales expenses have also increased as the Company has integrated these newer brands into its marketing model.  As the Company integrates these newer brands into its marketing model, the acquisition cost per student for these brands is expected to improve. However, the continued increase in the number of new students purchasing training courses is expected to continue throughout the year as additional marketing resources are added and as the efficiency of the marketing programs is improved.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expenses, and depreciation and amortization expense.

General and administrative expenses increased to $15,095,472, an increase of $6,089,868, or 67.6% over the comparable period in 2003 of $9,005,604. Payroll and payroll benefits account for approximately 69% of total general and administrative expenses. During the first half of 2004, the company hired an additional 100 employees, net of terminations. The departments, which showed increases in employment, were the field representatives and student services. In addition, managers and directors were hired in various departments to better facilitate speaker training, course delivery, human resources, and business development. Much of the hiring done in the past year has been in anticipation of significant increases in the demand for all administrative services. Accordingly, general and administrative expenses have been consistently rising. However, some economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. The first six months of 2003, they were 29.3% of revenues. In 2004 they improved to 19.5% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.

Net Loss

Net loss for the six months ended June 30, 2004 was $4,160,433, as compared to a net loss of $4,960,643 for the six months ending June 30, 2003, a decrease of $800,210. Net loss per share was ($.49) as compared to a net loss per share in 2003 for the same period of ($.61). This decrease is directly attributable to an increase in the delivery of 3-Day basic training courses and advanced courses, realization of more efficient advertising, and improvements in reducing the growth of general and administrative costs. Deferred revenue, which is the net backlog of training courses purchased and not yet delivered, increased by $11,264,084 during the first six months of 2004, compared to an increase of $12,688,777 for the same comparable period in 2003. This occurred while sales for the six months ended June 30, 2004 increased by $46,390,385 over the same period in 2003. This reflects the increase in the percentage of courses delivered as a percentage of sales, and the amount of sales increase. The number of courses delivered for the six-month period ended June 30, 2004 was twice the amount delivered for the comparable period in 2003. This reduction in net loss is a trend that is expected to continue. The backlog of course trainings purchased and undelivered is expected to grow, the amount of courses deliveries will continue to grow, and no significant change in the ratio of expense is anticipated.

Liquidity and Capital Resources

The Company’s capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  Cash decreased by $105,274 to $14,916,211, compared to an increase of $1,733,766 in the previous comparable period in 2003.  This decrease is directly attributable to the increase in fixed asset purchases and the reduction of long-term debt.

The Company’s cash provided by operating activities was $7.55 million and $6.12 million for the six months ended June 30, 2004 and 2003, respectively.  If the Company continues to deliver its training courses, cash flows should continue to increase.

The Company’s cash used in investing activities was $2,989,579 and $3,558,824 for the six months ended June 30, 2004 and 2003, respectively.  Cash used to purchase property and equipment was $3,816,267 for the six months ended June 30, 2004 as compared to $159,452 for the same period in 2003. In addition, in 2004, cash was provided from the sale of land ($826,888) and in 2003 cash was loaned to affiliates ($338,993). The Company will continue to invest in property and equipment in future periods for facility expansion, computer and software upgrades, and geographic expansion.  The Company intends to build up its cash reserves to fund its operations and, to the extent it has excess cash available, the Company may also invest in other real estate projects.  And, the Company will continue to pursue other acquisition opportunities.  For these reasons, cash used in investing activities is anticipated to increase as a percentage of cash flows in future periods.

The Company’s cash used in financing activities was $4,775,607 and $827,793 for the six months ended June 30, 2004 and 2003, respectively.  These activities consist primarily of reduction of long-term debt and related party note payable.  Debt was reduced $4,801,391 for the six months ended June 30, 2004 and $526,208 for the same period in 2003. As the Company continues to generate cash flow from operations, it may consider some additional reduction of long-term debt as a financing option. However, cash used in investing activities is anticipated to decrease as a percentage of cash flows in future periods.

At June 30, 2004 we had unused letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000, which are supported by certificates of deposit.  These letters of credit expire in January 2005 and October 2005 and the certificates of deposit carry an interest rate of 2.9% and 3.68%, respectively.

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

We believe our cash resources are more then sufficient to fund our operations and growth plans for the next 12 months.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt	Operating Lease Commitments	Total

2004	$—	$80,006	$119,813	$199,819
2005	—	211,842	102,896	314,738
2006	—	259,217	73,359	332,576
2007	—	275,821	—	275,821
2008	—	6,809,880	—	6,809,880
Thereafter	—	864,571	—	864,571

Total	$—	$8,501,337	$296,068	$8,797,405

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such is defined in Rules 13a-13(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of June 30, 2004, our disclosures and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our controlled subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

During the period covered by this report, there have not been any significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the audit of the year ended December 31, 2003, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.  However, the Company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department.  The Registrant believes it has addressed this concern and has further enhanced its staffing and procedures.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended June 30, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit No.	Description

	31.1	Certification of Periodic Report – Chief Executive Officer
	31.2	Certification of Periodic Report – Chief Financial Officer
	32.1	Certification of Periodic Report – Chief Executive Officer
	32.2	Certification of Periodic Report – Chief Financial Officer

(b)   Reports on Form 8-K

On June 11, 2004, the Company filed a Form 8-K to indicated the early re-payment of a related party loan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: August 16, 2004	By:	/s/Russell A. Whitney
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	President/Director/Chairman/	August 16, 2004
Russell A. Whitney	Chief Executive Officer

/s/Ronald S. Simon	Secretary/Treasurer/Director	August 16, 2004
Ronald S. Simon

/s/Charles S. Miller	Chief Financial Officer	August 16, 2004
Charles S. Miller

/s/Gonzalo DeRamon	Director	August 16, 2004
Gonzalo DeRamon

/s/Frederick A. Cardin	Director	August 16, 2004
Frederick A. Cardin

/s/Chester P. Schwartz	Director	August 16, 2004
Chester P. Schwartz

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements

As of June 30, 2004 and December 31, 2003

And for the Three and Six Months Ended June 30, 2004 and 2003

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,916,211	$15,021,485
Accounts receivable trade, net	701,804	1,314,562
Accounts receivable, other	2,358,041	2,482,436
Prepaid advertising and other	2,147,032	2,329,726
Inventory	1,584,820	712,703
Deferred seminar expenses	8,403,190	6,833,784
Total current assets	30,111,098	28,694,696

Other assets
Property and equipment, net of accumulated depreciation of $1,930,792 (2004) and $1,575,287 (2003)	21,873,532	16,585,497
Intangible assets, net of accumulated amortization of $458,741 (2004) and $261,894 (2003)	6,801,686	6,998,841
Goodwill	1,000,000	1,000,000
Investment in foreign corporation	878,699	734,757
Other assets	—	19,965
Total other assets	30,553,917	25,339,060

Total assets	$60,665,015	$54,033,756

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,917,421	$3,218,370
Accrued seminar expenses	2,780,233	1,645,601
Deferred revenue	49,857,214	38,593,130
Accrued expenses	2,795,789	1,781,044
Current portion of long-term debt	80,006	168,897
Current portion of note payable-officer/stockholder	—	1,362,500
Total current liabilities	58,430,663	46,769,542

Long-term debt, less current portion	8,421,331	6,071,331
Note payable – officer/stockholder, less current portion	—	3,350,000
Total liabilities	66,851,994	56,190,873

Minority Interest	2,000,000	2,000,000

Stockholders’ deficit
Common stock, no par value, 25,000,000 shares authorized, 8,561,574 and 8,547,749 shares issued and outstanding	3,016,997	2,990,755
Paid-in capital	448,600	448,600
Foreign currency translation adjustment	(243,497)	(347,826)
Accumulated deficit	(11,409,079)	(7,248,646)
Total stockholders’ deficit	(8,186,979)	(4,157,117)

Total liabilities and stockholders’ deficit	$60,665,015	$54,033,756

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$38,606,534	$17,420,985	$77,115,209	$30,724,824

Expenses
Direct course expenses	13,946,507	6,092,990	24,701,894	10,514,960
Advertising and sales expenses	22,301,358	10,600,133	42,242,427	18,293,150
General and administrative expenses	7,330,197	5,168,665	15,095,472	9,005,604
Total expenses	43,578,062	21,861,788	82,039,793	37,813,714

Loss from operations	(4,971,528)	(4,440,803)	(4,924,584)	(7,088,890)

Other income (expense)
Equity earnings from foreign investment	143,942	—	143,942	—
Gain on sale of asset	—	—	305,169	—
Interest and other income	566,133	(128,182)	681,240	18,736
Interest expense	(106,592)	(19,279)	(366,200)	(41,489)

Loss before income taxes	(4,368,045)	(4,588,264)	(4,160,433)	(7,111,643)

Income tax benefit	—	1,039,000	—	2,151,000

Net loss	$(4,368,045)	$(3,549,264)	$(4,160,433)	$(4,960,643)

Basic and diluted loss per share	$(.51)	$(.44)	$(.49)	$(.61)

Basic and diluted weighted average shares outstanding	8,567,871	8,102,874	8,563,885	8,101,023

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,160,433)	$(4,960,643)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity earnings in foreign corporation	(143,942)	—
Depreciation and amortization	552,352	508,478
Gain on sale of asset	(303,653)	—
Deferred tax asset	—	(2,151,000)
Changes in assets and liabilities
Accounts receivable trade	612,758	(379,465)
Accounts receivable, other	124,395	—
Prepaid advertising and other	183,152	167,771
Inventory	(872,117)	(33,865)
Deferred seminar expenses	(1,569,406)	(1,782,166)
Other assets	19,965	27,128
Accounts payable	(300,949)	823,832
Accrued seminar expense	1,134,632	981,316
Deferred revenue	11,264,084	12,688,777
Accrued expenses	1,014,745	230,220
	11,716,016	11,081,026
Net cash provided by operating activities	7,555,583	6,120,383

Cash flows from investing activities
Proceeds from sale of asset	826,688	—
Purchases of property and equipment	(3,816,267)	(159,452)
Purchase of equity interest in building	—	(2,000,000)
Purchase of intangible assets	—	(450,000)
Notes receivable	—	(460,379)
Purchase of equity interest in foreign company	—	(150,000)
Loans to affiliates, net	—	(338,993)
Net cash used in investing activities	(2,989,579)	(3,558,824)

Cash flows from financing activities
Principal payments on note payable – officer/stockholder	(4,712,500)	(26,557)
Payments of principal on long-term debt	(88,891)	(499,651)
Deferred offering costs paid	—	(325,245)
Proceeds from exercise of stock options	25,784	23,660
Net cash used in financing activities	(4,775,607)	(827,793)

Net increase in cash and cash equivalents	(209,603)	1,733,766

Foreign currency translation	104,329	—

Cash and cash equivalents, beginning of period	15,021,485	12,080,553

Cash and cash equivalents, end of period	$14,916,211	$13,814,319

See notes to financial statements.

Supplemental cash flow information:

Cash paid for interest was $366,200 and $41,500 for the six months ended June 30, 2004 and 2003, respectively.

Supplemental disclosure of non-cash activity:

During 2004, the SCB Building, LLC, in which the Company has a 50% equity interest in, made improvements to the building of $2,350,000 through the use of proceeds of long-term debt.

During 2003, the Company issued 2,500 shares of common stock, valued at $10,000 in exchange for assets the Company recorded as intangible assets.

See notes to financial statements.

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 30, 2004, which includes audited financial statements for the years ended December 31, 2003 and 2002. The results of operations for the six months ended June 30, 2004, may not be indicative of the results of operations for the year ended December 31, 2004.

Recently Issued Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment, and Amendment of FASB Statements No. 123 and 95. The Exposure Draft covers the accounting for transactions in which an enterprise pays for employee services with share-based payments including employee stock options.

Under the Exposure Draft, all share-based payments would be treated as other forms of compensation by recognizing the related costs generally measured as the fair value at the date of grant in the income statement.

If adopted as proposed, we would record as an expense the fair value of the options we have issued. Based on the number of options we have issued, this proposed statement would substantially increase our net losses and accumulated deficit by approximately $881,000 for the six months ended June 30, 2004.  If adopted as proposed, this pronouncement would be effective for the fiscal year beginning January 1, 2005.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 2 – Related Party Transactions

The Company has rented a training facility located in Cape Coral, Florida, since 2002 from the Chairman of the Board and pays rent on annual leases.  There are currently two facilities under lease in 2004.  Rentals under the related party lease were $47,471 and $30,296 for the six months ended June 30, 2004 and 2003, respectively.  The lease terminated in January 2004.  The Company currently pays rent on a month-to-month basis.

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

Accounts receivable, other are as follows:

	June 30, 2004	December 31, 2003
	(unaudited)

Accounts receivable, foreign investment	$1,328,424	$1,227,293
Accounts receivable, SDI	333,026	631,210
Accounts receivable, commission overpayment	696,591	623,933

Total accounts receivable, other	$2,358,041	$2,482,436

The following balances were the amount of payroll services provided to related parties for the periods ended:

	Six Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)

MRS Equity Corp. (prior to the acquisition in 2003)	$—	$63,204

The following balances were the amount of products purchased and payments made for registration fees and commissions from related parties for the periods ended:

	Six Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)

MRS Equity Corp. (prior to the acquisition in 2003)	$—	$47,405
Whitney Leadership Group, Inc. (prior to the acquisition in 2003)	—	88,358

	$—	$135,763

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

Note 4 – Income Taxes

As of June 30, 2004 and December 31, 2003, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $15,000,000 and $10,225,000, respectively, which expire in the years 2004 through 2023.

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

The accompanying balance sheets include the following:

	June 30, 2004	December 31, 2003
	(Unaudited)

Deferred tax asset from NOL carryforward	$5,576,000	$3,814,000
Deferred tax liability from deferred expense	(3,223,000)	(2,758,000)
Total deferred tax asset	2,353,000	1,056,000

Valuation allowance for deferred tax asset	(2,353,000)	(1,056,000)

Net deferred tax asset	$—	$—

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding - December 31, 2001	921,800	$1.94
Granted	651,750	$1.81
Forfeited/canceled	(141,000)	$(1.98)
Exercised	(26,375)	$(2.13)

Outstanding - December 31, 2002	1,406,175	$1.93
Granted	202,500	$3.80
Forfeited/canceled	(180,300)	$(2.19)
Exercised	(6,125)	$(2.60)

Outstanding - December 31, 2003	1,422,250	$2.17
Granted	435,000	$4.47
Forfeited/canceled	(14,950)	$(1.98)
Exercised	(12,450)	$(1.87)

Outstanding – June 30, 2004	1,829,850	$2.72

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*

$ 1.75	40,000	40,000	$1.75	5.84
$ 1.81	309,250	77,363	$1.81	7.75
$ 1.88	248,400	248,400	$1.88	5.16
$ 2.00	594,700	454,075	$2.00	6.06
$ 3.10	15,000	3,750	$3.10	8.18
$ 3.70	152,500	38,125	$3.70	8.66
$ 3.90	45,000	11,250	$3.90	9.53
$ 4.10	10,000	2,500	$4.10	8.79
$ 4.50	415,000	103,750	$4.50	9.58

$1.75 to $4.50	1,829,850	979,213		7.35

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

	For the Six Months Ended June 30,
	2004	2003

Net loss - as reported	$(4,160,433)	$(4,960,643)
Net loss - pro forma	$(5,042,315)	$(5,510,611)
Basic loss per common share - as reported	$(.49)	$(.61)
Basic loss per common share - pro forma	$(.59)	$(.68)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Periods Ended June 30,
	2004	2003

Approximate risk free rate	4.62%	6.00%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	34.62%	42.00%

Estimated fair value of total options granted	$881,882	$549,968