Form 10-Q
period 2004-09-30
WHITNEY INFORMATION NETWORK INC
filed 2004-11-15
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

Whitney Information Network, Inc.

(Exact name of registrant as specified in its charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1612 Cape Coral Parkway, Suite A, Cape Coral, Florida 33904

(Address of principal executive offices)(Zip Code)

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

The Issuer had 8,617,690 and 8,547,749 common shares of common stock outstanding as of September 30, 2004 and December 31, 2003.

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements

As of September 30, 2004 and December 31, 2003

And for the Three and Nine Months Ended September 30, 2004 and 2003

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,893,481	$15,021,485
Accounts receivable trade, net	1,353,580	1,314,562
Accounts receivable, other	1,883,311	2,482,436
Prepaid advertising and other	979,307	2,329,726
Inventory	1,444,381	712,703
Deferred seminar expenses	9,396,505	6,833,784
Total current assets	23,950,565	28,694,696

Other assets
Property and equipment, net of accumulated depreciation of $2,198,016 (2004) and $1,575,287 (2003)	27,996,552	16,585,497
Intangible assets, net of accumulated amortization of $558,268 (2004) and $261,894 (2003)	6,952,159	6,998,841
Goodwill	1,000,000	1,000,000
Investment in foreign corporation	769,699	734,757
Other assets	—	19,965
Total other assets	36,718,410	25,339,060

Total assets	$60,668,975	$54,033,756

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,611,923	$3,218,370
Accrued seminar expenses	2,568,512	1,645,601
Deferred revenue	55,583,189	38,593,130
Accrued expenses	2,822,511	1,781,044
Current portion of long-term debt	61,757	168,897
Current portion of note payable-officer/stockholder		1,362,500
Total current liabilities	66,647,892	46,769,542

Long-term debt, less current portion	11,921,809	6,071,331
Note payable – officer/stockholder, less current portion		3,350,000
Total liabilities	78,569,701	56,190,873

Minority Interest	2,000,000	2,000,000

Stockholders’ deficit
Common stock, no par value, 25,000,000 shares authorized, 8,617,690 and 8,547,749 shares issued and outstanding	3,267,450	2,990,755
Paid-in capital	448,600	448,600
Foreign currency translation adjustment	(186,734)	(347,826)
Accumulated deficit	(23,430,042)	(7,248,646)
Total stockholders’ deficit	(19,900,726)	(4,157,117)

Total liabilities and stockholders’ deficit	$60,668,975	$54,033,756

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$32,154,377	$23,567,782	$109,269,586	$54,292,606

Expenses
Direct course expenses	16,032,208	12,562,345	40,734,102	30,346,604
Advertising and sales expenses	19,664,450	7,822,763	61,906,877	18,846,614
General and administrative expenses	8,651,192	_6,788,176	23,746,664	15,793,780
Total expenses	44,347,850	27,173,284	126,387,643	64,986,998

Loss from operations	(12,193,473)	(3,605,502)	(17,118,057)	(10,694,392)

Other income (expense)
Equity earnings from foreign investment	(25,974)	—	117,968	—
Gain on sale of asset	—	—	305,169	—
Interest and other income	256,543	14,225	937,783	32,961
Interest expense	(58,059)	(18,461)	(424,259)	(59,950)

Loss before income taxes	(12,020,963)	(3,609,738)	(16,181,396)	(10,721,381)

Income tax benefit	—	2,038,909	—	4,193,000

Net loss	$(12,020,963)	$(1,570,829)	$(16,181,396)	$(6,528,381)

Basic and diluted loss per share	$(1.40)	$(.19)	$(1.89)	$(.80)

Basic and diluted weighted average shares outstanding	8,604,897	8,102,874	8,580,349	8,123,523

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(16,181,396)	$(6,528,381)
Adjustments to reconcile net loss to net cash provided by operating activities

Equity earnings in foreign corporation	(117,968)	—
Depreciation and amortization	697,652	948,769
Gain on sale of asset	(305,169)	—
Deferred tax asset	—	(4,193,000)
Changes in assets and liabilities
Accounts receivable trade	(39,018)	(916,257)
Accounts receivable, other	(599,125)	—
Prepaid advertising and other	1,350,419	(797,900)
Inventory	(731,678)	(183,225)
Deferred seminar expenses	(2,859,721)	(2,645,034)
Other assets	19,965	27,128
Accounts payable	2,393,553	741,632
Accrued seminar expense	922,911	1,125,626
Deferred revenue	16,990,059	20,258,490
Accrued expenses	1,041,467	1,040,828
	18,763,347	15,407,057
Net cash provided by operating activities	2,581,951	8,878,676

Cash flows from investing activities
Proceeds from sale of land	826,688	—
Purchases of property and equipment	(8,338,294)	(273,350)
Purchase of equity interest in building	—	(2,000,000)
Purchase of intangible assets	—	(450,000)
Notes receivable	—	(424,579)
Return (purchase) of equity interest in foreign company	83,026	(150,000)
Loans to affiliates, net	—	(22,809)
Net cash used in investing activities	(7,428,580)	(3,320,738)

Cash flows from financing activities
Principal payments on note payable – officer/stockholder	(4,712,500)	(554,207)
Proceeds from Mortgages	3,421,375
Payments of principal on long-term debt	(178,037)	(79,959)
Distributions to officer/stockholder	—	(1,200,000)
Proceeds from exercise of stock options	26,695	25,924
Net cash used in financing activities	(1,442,467)	(1,808,242)

Net increase in cash and cash equivalents	(6,289,096)	3,749,696

Foreign currency translation	161,092	—

Cash and cash equivalents, beginning of period	15,021,485	12,080,553

Cash and cash equivalents, end of period	$8,893,481	$15,830,249

See notes to financial statements.

Supplemental cash flow information:

Cash paid for interest was $425,504 and $59,950 for the nine months ended September 30, 2004 and 2003, respectively.

Supplemental disclosure of non-cash activity:

During 2004, the SCB Building, LLC, in which the Company has a 50% equity interest, made improvements to the building of $2,500,000 through the use of proceeds of long-term debt.

During 2004, the Company issued 55,866 shares of common stock, valued at $250,000 in exchange for assets the Company recorded as intangible assets.

During 2003, the Company issued 2,500 shares of common stock, valued at $10,000 in exchange for assets the Company recorded as intangible assets.

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission March 30, 2004, which includes audited financial statements for the years ended December 31, 2003 and 2002. The results of operations for the nine months ended September 30, 2004, may not be indicative of the results of operations for the year ended December 31, 2004.

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

If adopted as proposed, we would record as an expense the fair value of the options we have issued. Based on the number of options we have issued, this proposed statement would substantially increase our net losses and accumulated deficit by approximately $1,008,481 for the nine months ended September 30, 2004.  If adopted as proposed, this pronouncement would be effective for the fiscal year beginning January 1, 2005.

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Note 2 – Related Party Transactions

The Company has rented a training facility located in Cape Coral, Florida, since 2002 from the Chairman of the Board and pays rent on annual leases.  There are currently two facilities under lease in 2004.  Rentals under the related party lease were $106,831 and $51,493 for the nine months ended September 30, 2004 and 2003, respectively.  The lease terminated in January 2004.  The Company currently pays rent on a month-to-month basis.

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

Accounts receivable, other are as follows:

	September 30, 2004	December 31, 2003
	(unaudited)

Accounts receivable, foreign investment	$1,248,273	$1,227,293
Accounts receivable, SDI	319,386	631,210
Accounts receivable, other	315,652	623,933

Total accounts receivable, other	$1,883,311	$2,482,436

The following balances were the amount of payroll services provided to related parties for the periods ended:

	Nine Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)

MRS Equity Corp. (prior to the acquisition in 2003)	$—	$63,204

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

Note 4 – Income Taxes

As of September 30, 2004 and December 31, 2003, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $23,000,000 and $10,225,000, respectively, which expire in the years 2004 through 2023.

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

The accompanying balance sheets include the following:

	September 30, 2004	December 31, 2003
	(Unaudited)

Deferred tax asset from NOL carryforward	$8,510,000	$3,814,000
Deferred tax liability from deferred expense	(4,830,000)	(2,758,000)
Total deferred tax asset	3,680,000	1,056,000

Valuation allowance for deferred tax asset	(3,680,000)	(1,056,000)
Net deferred tax asset	$—	$—

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price

Outstanding - December 31, 2001	921,800	$1.94
Granted	651,750	$1.81
Forfeited/canceled	(141,000)	$(1.98)
Exercised	(26,375)	$(2.13)

Outstanding - December 31, 2002	1,406,175	$1.93
Granted	202,500	$3.80
Forfeited/canceled	(180,300)	$(2.19)
Exercised	(6,125)	$(2.60)

Outstanding - December 31, 2003	1,422,250	$2.17
Granted	435,000	$4.47
Forfeited/canceled	(15,125)	$(1.98)
Exercised	(12,700)	$(1.87)

Outstanding – September 30, 2004	1,829,425	$2.72

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*

$1.75	40,000	40,000	$1.75	5.84
$1.81	308,825	77,363	$1.81	7.75
$1.88	248,400	248,400	$1.88	5.16
$2.00	594,700	454,075	$2.00	6.06
$3.10	15,000	15,000	$3.10	8.18
$3.70	152,500	38,125	$3.70	8.66
$3.90	45,000	11,250	$3.90	9.53
$4.10	10,000	2,500	$4.10	8.79
$4.50	415,000	103,750	$4.50	9.58

$1.75 to $4.50	1,829,425	990,463		7.35

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

	For the Nine Months Ended Sept 30,
	2004	2003

Net loss - as reported	$(16,181,396)	$(6,528,381)
Net loss - pro forma	$(17,147,828)	$(6,906,069)
Basic loss per common share - as reported	$(1.89)	$(.80)
Basic loss per common share - pro forma	$(2.01)	$(.84)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Periods Ended September 30,
	2004	2003

Approximate risk free rate	4.20%	4.27%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	43.20%	30.37%

Estimated fair value of total options granted	$1,008,481	$377,688

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

Results of Operations

Nine Months Ended September 30, 2004 Compared to September 30, 2003

Total revenue for the nine months ended September 30, 2004 was $109,269,586 an increase of $54,967,980, or 101% compared to the same period in 2003 of $54,292,606.  Of these amounts, $57,425,981 and $20,506,349 respectively were earned from the delivery of Advanced Training courses for the nine months ended September 30, 2004 and September 30, 2003. And of these amounts $29,380,341 and $18,566,793 respectively were earned from the delivery of 3-Day Basic Training courses for the nine months ended September 30, 2004 and September 30, 2003.  The balance of the revenue was earned from the sale of products, conferences and other related income.  This increase in course revenues was directly attributable to an increase in the number of attendees at our training courses. The following table will illustrate the number of events and the number of attendees for the comparative periods:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Number of Events
Free Preview Training	3,756	2,268
3 Day Basic Training	586	246
Advanced Training	363	264

Number of Attendees
Free Preview Training	222,827	160,364
3 Day Basic Training	28,603	12,220
Advanced Training	10,870	7,923

The increase in revenue over the comparable period in 2003 is a trend that is expected to continue throughout the year. The increase in the number of events and in the number of attendees is expected to continue as the Teach Me to Trade, Star Trader, and Cash Flow Generator brands continue to be incorporated into the normal operations of the company. As the marketing, logistics, and speaker training functions of these brands are more seasoned, they are expected to produce a continued increase in the number of events, both domestically and internationally. In addition, the trend of increased attendance at events for all brands is expected to continue throughout the year.

Direct Course Expenses

Direct course expenses relate to our basic and advanced training and consist of instructor fees, facility costs, travel team coordinators and staff, and travel expenses. The only expenses that are deferred until the related revenue is realized are the related commissions paid.

Direct course expenses increased for the nine months ended September 30, 2004 to $40,734,102 an increase of $10,387,498 or 34.2% over the prior comparable period in 2003 of $30,346,604. This increase in expenses is consistent with the increase in the amount of basic and advanced training courses that were held during the periods in question. Approximately 76% of these expenses are attributable to the delivery of 3-Day basic training courses, with the balance (24%) being attributed to the delivery of advanced training courses. Direct course expenses improved as a percentage of revenue to 45.8% for the nine months ended September 30, 2004, as compared to 55.8 % for the comparable period in 2003. This improvement in the ratio of expenses to revenue is expected to continue as the number of students attending advanced training courses increases.

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

Advertising and sales expense for the nine months ended September 30, 2004, was $61,906,877, an increase of $43,060,263, or 228%, compared to the same period in 2003. This increase is disproportionate with the increase in the number of new events during held this period. The increase is related to the number of new students attending free preview trainings which increased by 38.5% for the nine months ended September 30, 2004 compared to the same period in 2003. Although many improvements have been made to improve the quality of media buys and better media scheduling, these efficiencies have been more than offset by higher acquisition costs per student for the brands recently acquired by the Company. Advertising and sales expenses have also increased as the Company has integrated these newer brands into its marketing model.  As the Company integrates these newer brands into its marketing model, the acquisition cost per student for these brands is expected to improve. However, the continued increase in the number of new students purchasing training courses is expected to continue throughout the year as additional marketing resources are added and as the efficiency of the marketing programs is improved.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expenses, and depreciation and amortization expense.

General and administrative expenses increased to $23,746,664, an increase of $7,952,884, or 50.3% over the comparable period in 2003 of $15,793,780. Payroll and payroll benefits account for approximately 69.0% of total general and administrative expenses. During the first half of 2004, the company hired an additional 100 employees, net of terminations. The departments, which showed increases in employment, were the field representatives and student services. In addition, managers and directors were hired in various departments to better facilitate speaker training, course delivery, human resources, and business development. Much of the hiring done in the past year has been in anticipation of significant increases in the demand for the Company’s educational products. Accordingly, while general and administrative expenses have been consistently rising, certain.economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. The first nine months of 2003, they were 29.0% of revenues. In 2004 they improved to 21.7% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.  In October the Company had a reduction in its workforce (previously reported on form 8K) of approximately 15% which will further improve efficiencies.

Net Loss

Net loss for the nine months ended September 30, 2004 was $16,181,396, as compared to a net loss of $6,528,381 for the nine months ending September 30, 2003, an increase of $9,653,015. Net loss per share was ($1.89) as compared to a net loss per share in 2003 for the same period of ($0.80). This increase is directly attributable to the company underperforming in certain new marketing initiatives, causing reductions in its cash position and creating an operating loss.  In addition, the Company’s corporate facilities suffered substantial damage from Hurricane Charley, generating unexpected expenses related to disaster recovery and worker relocation. Deferred revenue, which is the net backlog of training courses purchased and not yet delivered, increased by $16,990,059 during the first nine months of 2004, compared to an increase of $14,043,701 for the same comparable period in 2003. This occurred while sales for the nine months ended September 30, 2004 increased by $56,976,980 over the same period in 2003. This reflects the increase in the percentage of courses delivered as a percentage of sales, and the amount of sales increase. The number of courses delivered for the nine-month period ended September 30, 2004 was almost double the amount delivered for the comparable period in 2003. The backlog of course trainings purchased and undelivered is expected to grow, the number of courses deliveries will continue to grow, and no significant change in the ratio of expense is anticipated.

Liquidity and Capital Resources

The Company’s capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, the Company has funded our working capital and capital expenditures using cash and cash equivalents on hand.  Cash decreased by $6,128,004 to $8,893,481, compared to an increase of $3,749,696 in the previous comparable nine month period in 2003.  This decrease is directly attributable to the increase in fixed asset purchases (purchase of Orlando Training Center and UK Training Center) and the reduction of long-term debt.

The Company’s cash provided by operating activities was $2,581,951 million and $8,878,676 million for the nine months ended September 30, 2004 and 2003, respectively.  If the Company continues its current growth rate, cash flows should continue to increase.

The Company’s cash used in investing activities was $7,428,580 and $3,320,738 for the nine months ended September 30, 2004 and 2003, respectively.  Cash used to purchase property and equipment was $8,338,294 nine months ended September 30,2004 as compared to $273,350 for the same period in 2003. In addition, in 2004, cash was provided from the sale of land $826,688. The company will continue to invest in property and equipment in future periods for facility expansion, computer and software upgrades, and geographic expansion.  The Company may also use excess available cash to invest in real estate.  And, the Company may continue to pursue other acquisition opportunities.  For these reasons, cash used in investing activities may increase as a percentage of cash flows in future periods.

The Company’s cash used in financing activities was $1,442,467 and $1,808,242 for the nine months ended September 30, 2004 and 2003, respectively.  These activities consist primarily of reduction of long-term debt and related party note payable.  Debt was reduced $4,890,537 for the nine months ended September 30, 2004 and $634,166 for the same period in 2003. As the Company continues to generate cash flow from operations, it may consider some additional reduction of long-term debt as a financing option. However, cash used in investing activities is anticipated to decrease as a percentage of cash flows in future periods.

At September 30, 2004 we had unused letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000, which are supported by certificates of deposit.  These letters of credit expire in January 2005 and October 2005 and the certificates of deposit carry an interest rate of 2.9% and 3.68%, respectively.

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

We believe our cash resources are more then sufficient to fund our operations and growth plans for the next 12 months.

The following reflects our commitments for capital expenditures, debt and other commitments.

	Capital Expenditures	Debt	Operating Lease Commitments	Total

2004	$—	$61,757	$121,678	$183,435
2005	—	479,163	214,816	693,979
2006	—	528,279	185,279	713,558
2007	—	1,476,329	—	1,476,329
2008	—	7,198,930	—	7,198,930
Thereafter	—	2,239,108	—	2,239,108

Total	$—	$11,983,566	$521,773	$12,505,339

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Over the past few years, we have expanded our international sales and marketing efforts. Our exposure to foreign currency and other international business risks may increase as our international business grows.    We can be exposed to foreign currency risks through our subsidiary operations in the United Kingdom, Canada and Europe As of September 30, 2004,  approximately $300,000 or our cash balances were denominated in non-US currencies. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and President have evaluated the effectiveness of our disclosure controls and procedures (as such is defined in Rules 13a-13(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of September 30, 2004, our disclosures and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our controlled subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

During the period covered by this report, there have not been any significant changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. Subsequent to the period covered by this report and as previously reported on Form 8-k, our Chief Financial Officer, Charles E. Miller, resigned.  There were no disagreements with the Company in connection with the resignation.

In connection with the interim review of the Company's financial statements, the Company's auditors communicated to the Company's management and the Audit Committee of the Board of Directors reportable conditions involving the Company's internal financial controls. The material weakness noted by the auditors relate primarily sufficient human resources within our accounting and financial reporting function and the preparation of financial statement disclosures relating thereto. The Company has assigned a high priority to the remediation of the reportable conditions.

In connection with the audit of the year ended December 31, 2003, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.  However, the Company’s auditors communicated to the Registrant matters it considered to be a weakness in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department.  The Registrant believes it had addressed this concern; however may have to readdress the concern due the resignation of our former Chief Financial Officer as described above.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party defendant in any material pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities by the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended September 30, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibit No.	Description

	31.1	Certification of Periodic Report – Interim Principal Accounting Officer
	31.2	Certification of Periodic Report – Interim Principal Accounting Officer
	32.1	Certification of Periodic Report – Interim Principal Accounting Officer
	32.2	Certification of Periodic Report – Interim Principal Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney	Director/Chairman/	November 15, 2004
Russell A. Whitney	Chief Executive Officer

/s/ Ronald S. Simon	Secretary/Executive Vice President /Director	November 15, 2004
Ronald S. Simon	Interim Principal Accounting Officer

/s/ Nicholas Maturo	President	November 15, 2004
Nicholas Maturo