Form 10-Q/A
period 2002-09-30
WHITNEY INFORMATION NETWORK INC
filed 2004-11-24
CIK 1095276

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

WHITNEY INFORMATION NETWORK, INC.

Dated: November 24, 2004	By:	/s/ RUSSELL A. WHITNEY
Russell A. Whitney President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY	President/Director/Chief Executive Officer/Chairman	November 24, 2004
Russell A. Whitney

/s/ RONALD S. SIMON	Secretary/Treasurer/Chief Financial Officer/ Acting Principal Accounting Officer and Director	November 24, 2004
Ronald S. Simon