Form 10-K/A
period 2003-12-31
WHITNEY INFORMATION NETWORK INC
filed 2004-11-24
CIK 1095276

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

Our telemarketing business is responsible for approximately 12% of total revenues. We telemarket our products and services to four types of people: Those who registered to attend one of our free preview trainings, but did not attend; those who attended one of our training events, who purchased another of our trainings, and who have completed the trainings within the last six months; those who attended one of our free preview trainings and who chose not to purchase any trainings or products; and those people who contact us through the Internet and express an interest in being contacted. Our telemarketing  division sells the same products and trainings as our live events, and also sells personal coaching, which is not offered at our live trainings. The revenue recognition policy of the items sold is the same as the revenue recognition policy of the items sold at our other events. Revenue is not recognized until the trainings or coaching are delivered, or until the contract period expires.

Our company has business relationships with other people and businesses in the same or similar lines of business. Our efforts with theses joint venture partners result in the sales our company’s products and trainings. The difference is that our joint venture partners do the marketing for and manage the production of those events. Representatives of our company are offered an opportunity to appear at those events and present to the audience the various products and trainings offered by our company. The profits generated from sales that occur at those events are then split in different ratios between our company and the particular joint venture partner.

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

A review of the working capital components will show that the primary factor causing a negative balance is the presence of deferred revenue in the liability component. All of this revenue has been collected and will be realized revenue when the training occurs. The reason that we can continue to expand our business, is that our cash flows from operations continue to be strong and are projected to be able to fund the continued growth of the company. The operating cash flows of the business do not correlate with the net income of the business because of the above described revenue recognition policy. Finally, the cost to deliver a typical $2500 advanced course (which is in deferred revenue) is about $600. Thus the future cost to deliver the deferred revenue is about 24% of the revenue amount.

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

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN No. 46R) and replaces FIN No. 46. The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties including equity holder or (3) voting rights of some investors are not proportional to the obligation to absorb future losses and/or receive expected residual returns or all activities of an entity are conducted on behalf of an investor that has disproportionate fewer voting rights.  The disclosure requirements of FIN No. 46R became effective for financial statements issued after December 31, 2003. For all other variable interests public, non small businesses filers, shall apply the provisions of this Interpretation to that entity no later than the beginning of the first reporting period ending after March 15, 2004.  The adoption of this statement impacted the Company’s financial statements in that an investment in a SCB Building, LLC has been consolidated.  At December 31, 2003, the Company had recorded $8,500,000 in property and equipment related to the SCB Building, LLC, $4,500,000 in noted payable related to the asset, and minority interest of $2,000,000 related to SCB Building, LLC.

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

The following table summarizes the 2003 final purchase price allocation of SpeakTec, Inc. Equity Corp Holdings, Inc., Whitney Leadership Group, Inc., and Success Development, Inc.:

	SpeakTec, Inc.	Equity Corp Holdings, Inc.	Whitney Leadership Group, Inc.	Success Development, Inc.	Total
Other Assets	100,000	—	—		100,000
Intangible Assets – Customer Lists	450,000		—	250,000	700,000
Intangible Assets – intellectual property		4,875,000			4,875,000
Intangible Assets – Trademarks				550,000	550,000
Intangible Assets – Non-Compete				100,000	100,000

Goodwill	1,000,000	—	—		1,000,000

Total Assets	1,550,000	4,875,000	—	900,000	7,325,000

Liabilities and Stockholders’ Equity

Distributions	—	—	1,200,000	—	1,200,000
Fair value of net assets acquired	1,550,000	4,875,000	1,200,000	900,000	8,525,000
Borrowings and common stock	(1,000,000)	(4,937,500)	—	(900,000)	(6,837,500)

Cash purchase price, net of cash acquired	550,000	62,500			612,500

Note 3 - Related Party Transactions

Accounts receivable, affiliates are as follows:

	December 31,
	2003	2002

Accounts receivable, foreign investment (Note 1)	$1,227,293	$—
Accounts receivable, SDI (Note 2)	631,210	—
Accounts receivable, commission overpayment	623,933	—

Total accounts receivable, affiliates	$2,482,436	$—

The following balances due from (to) related parties are as follows:

	December 31,
	2003	2002

Due from RAW, Inc.	—	4,089

	$—	$4,089

The following balances were the amount of payroll services provided to related parties for the periods ended:

	December 31,
	2003	2002	2001

MRS Equity Corp. (prior to the acquisition in 2003)	$63,204	$145,190	$53,105
Precision Software Services, Inc. (prior to the acquisition in 2001)	—	—	42,024
Whitney Leadership Group, Inc. (prior to the acquisition in 2003)	—	14,204	—

	$63,204	$159,394	$95,129

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

	Revenues		Long-Lived Assets
Location	2003	2002	2003	2002

United States	$81,633,450	$57,091,029	$24,488,829	$9,549,181
Canada	5,242,379	2,648,171	31,147	44,159
United Kingdom	8,082,341	2,406,037	84,030	49,746
Costa Rica	—	—	817,513	817,513

	$94,958,170	$62,145,237	$25,421,519	$10,460,599

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

The primary deficiency in account reconciliations related to the lack of timely reconciliation of cash accounts, fixed asset accounts, accounts payable and inter-company payable accounts.  The deficiency in documentation of acquisition transaction related to 1) an advance of $1,200,000 into the Companies Costa Rican investment without supporting documentation related to repayment terms, 2) advances totaling $630,000 made to Success Development, Inc. prior to the Company’s acquisition of SDI in November 2003, and 3) the recording of a $530,000 receivable from a consultant resulting from the Company overpaying the consultant for commissions.  The CEO and CFO have initiated corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.  The actions implemented include further formalization of policies and procedures and additional monitoring controls.  Should additional significant deficiencies in our internal controls be discovered in the future, a failure to remediate them or to implement required new or improved controls could harm our operating results, cause us to fail to meet our reporting obligations or result in misstatements in our financial statements.

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
Russell A. Whitney Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY	Chairman of the Board of Directors and Chief Executive Officer	November 24, 2004
Russell A. Whitney

/s/ RONALD S. SIMON	Executive Vice President, Chief Financial Officer,	November 24, 2004
Ronald S. Simon	Acting Principal Accounting Officer and Director

/s/ GONZALO DeRAMON	Director	November 24, 2004
Gonzalo DeRamon

/s/ FREDERICK A. CARDIN	Director	November 24, 2004
Frederick A. Cardin

/s/ CHESTER P. SCHWARTZ	Director	November 24, 2004
Chester P. Schwartz