Form 10-Q/A
period 2004-06-30
WHITNEY INFORMATION NETWORK INC
filed 2004-11-24
CIK 1095276

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
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney	President/Director/Chairman/	November 24, 2004
Russell A. Whitney	Chief Executive Officer

/s/ Ronald S. Simon	Acting Principal Accounting Officer	November 24, 2004
Ronald S. Simon

/s/ Gonzalo DeRamon	Director	November 24, 2004
Gonzalo DeRamon

/s/ Frederick A. Cardin	Director	November 24, 2004
Frederick A. Cardin

/s/ Chester P. Schwartz	Director	November 24, 2004
Chester P. Schwartz

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements

As of June 30, 2004 and December 31, 2003

And for the Three and Six Months Ended June 30, 2004 and 2003

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,916,211	$15,021,485
Accounts receivable trade, net	701,804	1,314,562
Accounts receivable, other	2,358,041	2,482,436
Prepaid advertising and other	2,147,032	2,329,726
Inventory	1,584,820	712,703
Deferred seminar expenses	8,403,190	6,833,784
Total current assets	30,111,098	28,694,696

Other assets
Property and equipment, net of accumulated depreciation of $1,930,792 (2004) and $1,575,287 (2003)	21,873,532	16,585,497
Intangible assets, net of accumulated amortization of $458,741 (2004) and $261,894 (2003)	6,801,686	6,998,841
Goodwill	1,000,000	1,000,000
Investment in foreign corporation	878,699	734,757
Other assets	—	19,965
Total other assets	30,553,917	25,339,060

Total assets	$60,665,015	$54,033,756

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,917,421	$3,218,370
Accrued seminar expenses	2,780,233	1,645,601
Deferred revenue	49,857,214	38,593,130
Accrued expenses	2,795,789	1,781,044
Current portion of long-term debt	80,006	168,897
Current portion of note payable-officer/stockholder	—	1,362,500
Total current liabilities	58,430,663	46,769,542

Long-term debt, less current portion	8,421,331	6,071,331
Note payable – officer/stockholder, less current portion	—	3,350,000
Total liabilities	66,851,994	56,190,873

Minority Interest	2,000,000	2,000,000

Stockholders’ deficit
Common stock, no par value, 25,000,000 shares authorized, 8,561,574 and 8,547,749 shares issued and outstanding	3,016,997	2,990,755
Paid-in capital	448,600	448,600
Foreign currency translation adjustment	(243,497)	(347,826)
Accumulated deficit	(11,409,079)	(7,248,646)
Total stockholders’ deficit	(8,186,979)	(4,157,117)

Total liabilities and stockholders’ deficit	$60,665,015	$54,033,756

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$38,606,534	$17,420,985	$77,115,209	$30,724,824

Expenses
Direct course expenses	13,946,507	6,092,990	24,701,894	10,514,960
Advertising and sales expenses	22,301,358	10,600,133	42,242,427	18,293,150
General and administrative expenses	7,330,197	5,168,665	15,095,472	9,005,604
Total expenses	43,578,062	21,861,788	82,039,793	37,813,714

Loss from operations	(4,971,528)	(4,440,803)	(4,924,584)	(7,088,890)

Other income (expense)
Equity earnings from foreign investment	143,942	—	143,942	—
Gain on sale of asset	—	—	305,169	—
Interest and other income	615,099	(128,182)	785,569	18,736
Interest expense	(106,592)	(19,279)	(366,200)	(41,489)

Loss before income taxes	(4,319,079)	(4,588,264)	(4,056,104)	(7,111,643)

Income tax benefit	—	1,039,000	—	2,151,000

Net loss	(4,319,079)	(3,549,264)	(4,056,104)	(4,960,643)

Other Comprehensive Loss

Effect of exchange rates	(48,966)	—	(104,329)	—

Comprehensive Loss	$(4,368,045)	$(3,549,264)	$(4,160,433)	$(4,960,643)

Basic and diluted loss per share	$(.51)	$(.44)	$(.49)	$(.61)

Basic and diluted weighted average shares outstanding	8,567,871	8,102,874	8,563,885	8,101,023

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net loss - as reported	$(4,368,045)	$(3,549,264)	$(4,160,433)	$(4,960,643)
Net loss - pro forma	$(4,774,698)	$(3,767,944)	$(5,042,315)	$(5,510,611)
Basic loss per common share - as reported	$(.51)	$(.44)	$(.49)	$(.61)
Basic loss per common share - pro forma	$(.56)	$(.47)	$(.59)	$(.68)

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