Form 10-K
period 2004-12-31
WHITNEY INFORMATION NETWORK INC
filed 2005-04-15
CIK 1095276

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

Whitney Information Network, Inc.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of Incorporation)	0-27403 (Commission File Number)	84-1475486 (IRS Employer Identification No.)
1612 E. Cape Coral Parkway, Cape Coral, Florida 33904 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (239) 542-0643

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK

No par value per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by a check mark whether the Registrant is an accelerated filer. Yes ☐    No ☒

        The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over the Counter Electronic Bulletin Board of $3.95 per share as of June 30, 2004 was $6,673,588.

        The Registrant had 8,704,410 shares of common stock outstanding as of February 15, 2005.

        The Registrant's revenues for the fiscal year ended December 31, 2004, were $139,859,184.

        Documents incorporated by reference: None

PART I

Forward Looking Statements

        Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause our actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, we have identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition.

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

  •
  cash management;

  •
  asset protection; and

  •
  other financially-oriented subjects.

        We also develop and sell educational resource materials, which we prepare, to support our course offerings and for sale to the general public.

        We focused primarily on basic and advanced real estate training programs which we offered throughout the United States. Our U.S.-based real estate training programs represented approximately 68% of our revenue in 2004. In 2003 it represented 79% of our revenue. Since 2001 we have gradually expanded our course offerings and geographical markets. We currently offer approximately 175 educational courses and training programs per month covering more than 25 financially-oriented subjects which we provide either for free or on a fee basis to over 30,000 attendees per month. For the year ended December 31, 2004, approximately 88% of our revenue was generated from domestic sales and 12% was generated from sales made in Canada and the United Kingdom. For the year ended December 31, 2004, approximately 75% of our revenue was generated by students enrolled in a previous program of ours. Our tuition ranges from approximately $1,600 to $32,000 per course of study. Our training is offered in the U.S. and internationally:

  •
  in leased training and meeting facilities and conference centers;

  •
  at regional training centers located in hotels or other temporarily rented facilities selected by us; and

  •
  at our 7,000 square foot international training facility and conference center in Costa Rica.

        Our students are primarily recruited by attending a free informational training session related to a specific educational subject which is hosted by one of our trainers or others and held at a local hotel or other rented auditorium facility. The subject, date and location of the training session are generally advertised in local newspapers, on our Web site, www.russwhitney.com, in television advertisements and through direct mailings and telemarketing. We hold these sessions in metropolitan areas throughout the United States, Canada and the United Kingdom. Following the free informational training session, the student may purchase reference materials on the subject discussed or may elect to receive further fee-based training in the many financial subjects we offer, either in the student's hometown or in regional training centers which we rent temporarily in hotels. We engage over 85 trainers, instructors and mentors in connection with our various educational course offerings.

        Following the first fee-based training session, students interested in learning more on the course topics may also subscribe to our periodic publications, purchase books or software programs or attend advanced training courses. In addition to our over 25 resource publications, we offer three-day advanced training programs throughout the United States, in Canada and the United Kingdom. We also provide post-training programs conducted by over 68 mentors, who travel to students' hometowns for "hands on" business training.

        Our telemarketing business is responsible for approximately 16% of total revenues and is generated by one of our subsidiaries. We telemarket our products and services to four types of people: Those who registered to attend one of our free preview trainings, but did not attend; those who attended one of our training events, who purchased another of our trainings, and who have completed the trainings within the last six months; those who attended one of our free preview trainings and who chose not to purchase any trainings or products; and those people who contact us through the Internet and express an interest in being contacted. Our telemarketing division sells the same products and trainings as our live events, and also sells personal coaching, which is not offered at our live trainings.

        Currently, approximately 68% of our revenue is derived from our various real estate training courses, which include leveraged residential and commercial real estate acquisition, real estate financing techniques, the use of purchase/lease options, property management and real estate foreclosure techniques. The balance of our revenue is divided between courses offering other business strategies, such as stock market strategies, options trading, asset protection, acquisition of commercial real estate properties, creative financing techniques, international finance and topical business subjects along with the sale of reference materials.

        In June 2002 we acquired the Teach Me To Trade division of Maverick Trading LLC for $688,000 in cash, $750,000 in notes payable, and 189,655 shares of our common stock, valued at $550,000. Teach Me To Trade offers courses similar to ours, but focuses on stock market investment strategies. We subsequently integrated the Teach Me To Trade courses into our own training sessions, and its operations are included in the Whitney Information Network, Inc., Whitney Canada and Whitney UK accounts.

        In July 2003 we acquired Equity Corp. Holdings, Inc. and Whitney Leadership Group, Inc. which previously were owned by two of our executive officers. Whitney Leadership holds all of the copyright and intellectual property rights associated with our educational materials and licensed these rights to us for payments which had averaged $239,000 annually over the last three years. We entered into the acquisition agreement in order to eliminate these payments and to gain control of intellectual property rights that form the core of our business. Equity Corp. has developed a program that allows homeowners to make mortgage payments every two weeks rather than monthly thereby more quickly reducing principal and accordingly reducing interest payments. Equity Corp. also manages the processing of the payments through the customer's account to the mortgage holder. We use this program as a part of our basic real estate training courses and believed it was important to acquire the program to insure the continuity of its use.

        In May 2003 we agreed to provide management services for Success Development, Inc., a Florida-based company engaged in the post-secondary real estate training business. Under our agreement, we acquired SDI's database of over 200,000 students, agreed to administer SDI's Web site and assist it in marketing its training courses, which operated under the Cash Flow Generator brand. Under this agreement we received 30% of profits. In November 2003, we exercised our option to purchase the assets of SDI for 180,000 shares of our common stock, valued at $900,000. We subsequently integrated the Cash Flow Generator brand into our own systems, and its operations are included in the Whitney Information Network, Inc. accounts.

        In October 2003 we acquired all of the outstanding stock of SpeakTec, Inc. for $1,550,000. SpeakTec, Inc. is the holding company for Quantum Vision, Inc., which is the operating company. Of this amount, $550,000 was paid in cash and $1,000,000 was paid through the issuance of 200,000 shares of restricted common stock. We subsequently issued another 141,336 shares of restricted common stock valued at $166,667 as certain benchmarks were reached. SpeakTec is engaged in the post-secondary financial training business similar to Teach Me To Trade, and operates its courses under the brand name of Star Trader. We subsequently integrated the Star Trader brand into our own systems and its operations are included in the Whitney Information Network, Inc. accounts.

        In September 2004, we entered into a six-month agreement with Discount Buyers Association of America ("DBAA") to assume operational control over its business and post-secondary education products. Simultaneously, we were granted an option to purchase all of the assets of DBAA. We paid $500,000 to DBAA for control of the business operations. We have allowed the option to expire and charged $500,000 to expense for the year ended December 31, 2004.

        We support and supplement our educational training by providing our students with a series of outlines, magazines, books, cassette tapes, CDs, Web-based interactive discussions and learning tools and software programs. Currently, we offer over 35 educational publications and software packages, which are distributed to students registered in our educational programs and sold directly to the public.

Our Strategy

        We believe we have the opportunity to significantly expand our leadership position in the financial education industry. In order to do so, we have implemented a strategy that includes:

  •
  Increasing the number and type of our course offerings. We intend to continue to increase the number and type of our educational course offerings in order to attract more students. New courses will further diversify our financial educational products and include subjects which we believe are gaining in interest and popularity among students, such as courses on acquisition of mobile and manufactured homes, tax liens, rehabilitation projects, and real estate portfolio management.

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

Educational Training

        Following a free informational training session, we offer our students a variety of educational courses, which we also refer to as "programs," as well as educational materials. These programs provide the opportunity to train either in the student's home town or at local or regional camps. Our trainers take students step-by-step through a curriculum that stresses a broad range of financial educational training, money management and asset protection. We do not have any specific educational requirements for our trainers, but we do require that they have experience with respect to the subjects they teach and that they have completed training programs which we provide that prepares them to teach their particular subjects. Our financial educational training is taught to students in the United States, Canada and the United Kingdom through traditional course study and hands-on training, and includes the following subjects:

        Basic Training.    Following the free educational training session, our students may elect to learn more about the subject by attending a basic course in the student's home town.

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

        Our Cash Flow Generator training is also a local training program offering a curriculum in real estate but with a different emphasis. It concentrates on the "buy, fix up and sell concept." It emphasizes turning real estate quickly rather than holding long-term.

        Each of these brands appeals to different students depending upon business acumen and risk tolerances.

        Business.    Our three-day business local training workshops currently are in development and are being designed to teach students how to organize and build a business, how to broker or buy judgments, discount notes and mortgages, how to fund a retirement plan at maximum levels, how to purchase property at discount prices through auctions or online trading and how to arrange E-commerce accounts for clients and customers.

        Financial.    Our Teach Me To Trade Training Academy is a local training program offering a curriculum that focuses on stock market trading strategies and uses proprietary software and specific teaching techniques designed by us. Students are taught to understand the stock markets, investment strategies, risks and how to maximize returns in both bull and bear markets.

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

        Intensified Real Estate Training.    Our Intensified Real Estate Training course is offered at training centers in Cape Coral, Florida and in other locations in Florida and in other states. This course expands upon the students' knowledge of real estate gained from our basic course. During Intensified Real Estate Training, students learn how to locate and analyze various property types and how to effectively analyze property income and expense. Students telephone actual sellers and then tour properties offered for sale throughout the Cape Coral and Fort Myers, Florida areas. Students then conduct real estate investment negotiations and may complete transactions under the supervision of their instructor. Guest speakers including investors, property managers, developers, grant officers, loan officers, realtors and mortgage brokers explain how students can locate financing for a variety of transactions, from multi-unit apartment complexes to unimproved land.

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

        Investing in Mobile Homes.    Our Manufactured/Mobile Homes & RV Parks training course teaches students how to buy, sell and rent mobile homes and parks, an often overlooked segment of the real estate market. While mobile homes cost far less than frame constructed homes, they can yield a significant rate of return on investment. Other subjects include developing and operating a mobile home park, expanding rental "pads" and lots to hold more units, obtaining standard and unconventional financings, estimating fix-up, improvement and moving costs, obtaining seller financing terms and identifying attractive properties at foreclosures and repossessions.

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

Mentoring Programs

        We offer advanced training programs conducted by our over 50 mentors, who travel to the students' home towns for "hands-on" business training.

        Real Estate.    Our Real Estate mentoring program applies the curriculum of the basic real estate camps to the student's city of choice. Under this program, one of our mentors travels to the student's city for four days to guide the student through an investment transaction. Students review the real estate acquisition techniques involved and learn the real estate characteristics of the local market. Students can put to practice the skills they have gained while working directly with an experienced mentor.

        Financial.    For mentored financial training, our students travel to our state-of-the-art learning center in Salt Lake City and spend three and one-half days coached by an experienced stock market trader.

Additional Products

        We market directly to customers a wide range of educational and reference products that supplement our training programs, such as our Building Wealth Real Estate Home Study Course; Real Estate Success System Software; Business Success System Software; Discount Notes and Mortgages Home Study Course; self-help courses and manuals that provide students with information about their credit along with first-time homebuyers' manuals.

Sales and Marketing

        We create interest in and demand for our educational programs, products and services through a mix of television advertising, print advertising, direct mail, e-mail, attendance at trade shows and Internet marketing. We employ a sales force of over 50 individuals trained to handle the needs of new students, to promote new products and services to existing and former students and to respond to customer inquiries via phone, e-mail or the Internet.

        Our marketing programs include:

  •
  Television advertising, which is our primary means for promoting our educational courses. We generally concentrate our television advertising in the cities where our courses are scheduled to be held. Television advertising is often used in coordination with direct mail marketing and newspaper advertising, in order to maximize sales efforts and create greater name recognition within the target population. For the future, we are investigating the use of television infomercials to sell our new electronic course offerings.

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

  •
  Internet marketing is primarily focused on our Web site at http://www.russwhitney.com. The site contains information about our products, programs and services, many of which may be purchased online.

  •
  Cross promotional advertising campaigns, which we employ from time to time in conjunction with other financial education service providers.

Competition

        The financial education training business is highly-fragmented and intensely competitive. In a broad sense, we compete with national and international post-secondary education companies, such as Apollo Group, Devry Educational, Sylvan and New Horizon, which offer technical and industrial training and career training. We do not, however, compete with these or other companies that offer undergraduate or advanced degrees or continuing education programs. More specifically, we compete with a number of smaller companies, such as Wyse Trade and Robbins Research International, which offer training on specific business subjects including real estate and stock market investing. Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of teachers and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process. We believe that the range and depth of our course offerings and our brand name offer competitive advantages over many of our direct competitors. We train our own teachers and trainers and we prepare most of our own course materials which we believe offer us competitive advantages over companies that do not train their own teachers or develop their own educational materials. As a result of constantly attending the training sessions of our competitors, we believe that the quality of our teachers, trainers and reference materials are consistent or superior to those of our competitors. Our charges for our educational courses are also consistent with those of our competitors. Many of our competitors have financial and marketing resources and name recognition superior to ours.

Intellectual Property

        We regard our educational materials and products, trademarks, service marks and trade symbols as proprietary and we rely primarily on statutory and common law protections, such as copyrights and trademarks, to protect our interests in these materials. While some of our products and trade names are commonly used terms and do not afford us significant copyright or trademark protection, we also use employee and third-party non-competition and non-disclosure agreements and other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Employees

        At December 31, 2004 we had approximately 420 employees, plus over 90 independent contractors who act as trainers, instructors and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory.

Government Regulation

        We rely on advertising to attract new students and most states regulate post-secondary education advertising practices. Since our inception we are aware of four occasions in which states have investigated our advertising practices. These states were Florida, Michigan, Pennsylvania and Tennessee. In 1996, Florida terminated its investigation into our advertising practices without charges or penalties. In 1998, we agreed to a Michigan Assurance of Discontinuance that required us to be licensed to sell business opportunities. We paid an investigation fee of $250, did not admit wrongdoing and have been conducting business in Michigan since 1998 without incident. In 1998, we agreed to a Pennsylvania Assurance of Voluntary Compliance pursuant to which we agreed to comply with all applicable requirements of the Consumer Protection Law. We did not admit wrongdoing and have been conducting business in Pennsylvania since 1998 without incident. We paid Pennsylvania $4,000 to cover investigative costs. In 1997, we agreed to a Tennessee Agreed Final Order, in which we agreed not to violate the Tennessee Consumer Protection Act in connection with our advertisements. We did not admit wrongdoing and have been conducting business in Tennessee since 1997 without incident. We paid Tennessee $9,500, of which $7,500 was to cover investigative costs.

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

Continued Significant Compensation Payments to Our Chief Executive Officer Could Impair Our Working Capital Thereby Reducing Our Operations

        In 2004 we paid Russell A. Whitney, our Chief Executive Officer, a salary and bonus of $600,000 and $600,000, respectively. Bonuses granted by the Board of Directors to Mr. Whitney are expected to be between 50% and 150% of his salary, depending on our level of profitability. Nevertheless, substantial payments in the future to Mr. Whitney could impair our working capital, thereby reducing our operations.

The Current Market Price of Our Common Stock Significantly Exceeds Our Book Value Per Share and Increases the Risk That Our Market Value Per Share May Decline in the Future.

        The current market price per share of our common stock greatly exceeds our book value per share, which was a deficit of $(3.85) at December 31, 2004. The lower book value per share increases the risk that our market value per share may decline in the future.

Our Chief Executive Officer Controls a Majority of Our Outstanding Capital Stock, Which Means That He Has the Ability to Approve Any Matter Requiring Shareholder Approval.

        Russell A. Whitney, Our Chief Executive Officer and Chairman, controls approximately 77% of our outstanding capital stock. As such, Mr. Whitney can approve any matter requiring the vote of our stockholders, including the election of directors. Mr. Whitney could, without other stockholders, vote to approve a transaction that is not necessarily in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders. For example, Mr. Whitney's stock ownership may prevent a third party from acquiring a controlling position in our common stock. In many instances, a third party desiring to purchase a controlling position is willing to pay a premium to the market price. Mr. Whitney's stock ownership would likely prevent such an event from occurring.

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

Our Stockholders May Suffer Dilution As a Result of Our Outstanding Common Stock Options.

        As of December 31, 2004, there were 1,827,475 common stock options outstanding at exercise prices ranging from $1.75 to 4.50 per share. The issuance of option shares below market price can cause dilution in the value of our common stock as compared to the then market price of the common stock paid by purchasers in the offering.

ITEM 2. PROPERTIES

        Our executive offices are located in a 30,000 square foot office building we own at 1612 E. Cape Coral Parkway, Cape Coral, Florida 33904. We also own a 7,000 square foot conference and training center in Costa Rica, which we designed and built in 2002. We have purchased a 5,600 square foot building on Bath Road, Chiswick, London in the United Kingdom and a building in Orlando, Florida; both were purchased for use as a training center.

        We lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, 9,000 square feet of space at 1625 E. Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer and his wife Ingrid. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $7,950, and $7,238 respectively. The terms of the leases are no less favorable than those which we could obtain from an independent third party.

        We lease 13,553 square feet of office space at 12244 South Business Park Drive, Suite 230, in Draper, Utah. The lease expires in October 2006 and is payable at the rate of $6,128 per month.

        Our Canadian subsidiary leases 1,200 square feet of office space at 3780-14th Avenue, Unit 20, Ontario, Canada. The lease expires in May 2005 and is payable at rates increasing from $1,081 to $1,654 per month over the term of the lease.

        We lease approximately 6,783 square feet of office space at 2 South 400 West in Salt Lake City, Utah. The lease expires in 2010 and is payable at the rate of $9,327 per month. The facilities are being used as a training center.

        We locate what we refer to as regional training centers in hotels in a number of cities across our market areas. We rent, generally for three to five days, meeting rooms in these hotels for use in training our students.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, Whitney is involved in legal proceedings that we consider to be in the normal course of business. We do not believe that any of these proceedings will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has traded on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "RUSS" since August 1998. The high and low closing prices of our common stock for the last two years, by calendar quarter, are set forth below. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High Closing Price	Low Closing Price
Year Ended December 31, 2004
Fourth Quarter	$4.00	$1.90
Third Quarter	$4.65	$3.25
Second Quarter	$4.90	$3.95
First Quarter	$5.05	$4.20
	High Closing Price	Low Closing Price
Year Ended December 31, 2003
Fourth Quarter	$5.20	$4.10
Third Quarter	$5.20	$4.00
Second Quarter	$5.30	$3.55
First Quarter	$4.50	$3.55

        As of February 15, 2005, 2005 we had approximately 360 record and beneficial stockholders, and the closing price of our common stock on that date was $1.85 per share.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our consolidated selected financial data as of and for the five year period ended December 31, 2004. The data for the five years has been derived from our consolidated financial statements, which have been audited by Ehrhardt, Keefe, Steiner and Hottman, independent certified public auditors. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share information)
Operating revenue	$139,859	$94,958	$62,145	$42,158	$32,860
Net income (loss)	$(29,896)	$(1,558)	$6,230	$2,534	$(8,703)
Net income (loss) per share	$(3.48)	$(.19)	$.78	$(.33)	$(1.16)
Total assets	$56,955	$54,034	$26,167	$16,626	$13,655
Long-term obligations	$11,808	$9,421	$1,606	$575	$1,200
Stockholders' (deficit) equity	$(33,609)	$(4,157)	$(3,103)	$(10,383)	$(12,937)
Cash flow from operations	$2,218	$7,939	$9,731	$5,277	$3,545

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

        The expenses, which are normally paid ahead of the sale, rose dramatically in 2004. We have always said that in a period of rising sales, we will show a proportionate loss from operations. We have deferred revenues at December 31, 2004 in excess of $62,000,000 which will become income in 2005.

        As we continue to sell new courses and products, the deferred revenue will be replenished. For the first quarter of 2005, we expect that cash from operations will be in excess of $7,000,000 and our total cash will be more than $13,000,000.

        From a balance sheet perspective, the liability, which we designate as "deferred revenue," will increase when the amount of program sales exceed the amount of programs attended and the amount of program expirations. A significant increase in the number of students completing our training courses over the amount of new program sales will cause our deferred revenue to decrease and therefore increase our taxable income. Stated differently, deferred revenue will increase in times of business growth and decrease in times of business contraction. Furthermore, since we receive cash in advance of providing the training, we must retain sufficient cash to pay both income taxes on future profits and final training costs.

Future Operations

        Our losses over the years, from inception to now, are a result of our accounting method of recording expenses when they are incurred, while not recording revenue until the course is taken by the student. The student must take his/her courses within the subsequent year, but we incur the cost of obtaining the student in the beginning. We are paid when the student registers for the course. These funds are what make up our deferred revenue. Over the years, this deferred revenue has been rising and continues to rise. In 2004 this deferral rose over $24 million to $62,690,000. For the first quarter of 2005, it continues to rise. This creates revenues which in the future will become income. Our first quarter of 2005 will be profitable. Our earnings are positive and our cash flow from operations rose over $7,400,000 and our overall cash balance is in excess of $13,000,000. Since inception we have had positive cash flow from operations and this will continue through 2005.

        In 2004, we made investments in new property, equipment and a real estate project in Cape Coral, Florida. We invested $3.5 million in the real estate and $7 million in property and equipment. These funds came from the cash generated by operations.

Deferred Revenue and Expenses

        We are engaged primarily in the business of providing financial education through training courses, which we also refer to as "programs" as well as educational materials. We record the proceeds from the sale of training programs as deferred revenue when it is received. The revenue is earned when the student attends the training program or at the expiration of our obligation to provide training, whichever comes first. Students pay for the courses in advance, the fees are generally non-refundable, and the students are allowed one year to complete their program. A student of an advanced training course may request and receive a refund before the start of the second day of training. A student may also receive a refund within three days of their purchase by exercising a right of rescission. In such cases, the corresponding amount of deferred revenue is relieved with no impact on the consolidated statement of operations.

        Certain speaker fees and commission payments are deferred until the revenue is earned. Advertising costs, training room rentals, and direct selling expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

        Historically, the amount of revenue earned is directly related to the amount of advertising and direct selling expenses incurred. The revenue from the training courses can be deferred as much as one year after the advertising and selling expenses are spent. A statement of operations will show increased losses, or reduced net income, in periods in which sales are growing at a fast rate.

        From a balance sheet perspective, the liability, which we designate as "deferred revenue," will increase when the amount of program sales exceed the amount of programs attended and the amount of program expirations. When there are more training courses completed, as compared to the amount of new program sales, our deferred revenue will decrease and therefore increase our income. Furthermore, since we receive cash in advance of providing the training, we need to retain sufficient cash to pay final training costs.

Results Of Operations

Year Ended December 31, 2004 Compared to December 31, 2003

Revenue

        Total revenue for the year ended December 31, 2004 was $139,859,000, an increase of $44,901,000 or 47% compared to the same period in 2003. The increase in sales was caused by several factors. There was significant growth in all segments of the business. The Cash Flow Generator brand, which was introduced in 2003, had revenues of $22,500,000 in 2004. The Star Trader brand began training programs in November 2003 and did not show significant revenue in 2003, but had revenues of $8,700,000 in 2004. The Teach Me To Trade brand showed a 100% increase in sales, ($36,000,000 vs. $18,000,000 in 2003). UK based sales increased over by over 34% from $8,100,000 in 2003 to $10,900,000 in 2004, as well as the Canadian based sales increased from $2,500,000 in 2003 to $6,400,000 in 2004, an increase of 156%. In addition to growth in the training segments, our telemarketing sales increased by 107% from $12,100,000 in 2003 to $25,100,000 in 2004. The financial education training programs were approximately 28% of gross revenues for 2004. They were not significant in prior periods. The foreign based sales for 2004 were approximately 14% of gross revenues, or $17,300,000, an increase of $3,975,000, or 30% of the revenue for 2003, $13,325,000.

        The proceeding discussion provides a breakdown of what operations and products have accounted for our increase in revenues for the year ended December 31, 2004 over the comparable period for 2003. The overriding theme is that the increase in revenues has been caused by the increase in our sales volume, courses held, and course attendees. In November, 2004, we raised the price of our courses an average of 10.2%, while not raising the price of materials. It was the first price increase in its courses for over two years. Consequently, nearly all of the increase in revenues is attributable to volume increases. The following table shows the number of courses held and the number of attendees in 2003 and 2004:

	# of Events	# of Students
Free Preview Trainings—2003	508	346,059
Free Preview Trainings—2004	842	455,109
Fulfillment Trainings—2003	334	16,575
Fulfillment Trainings—2004	837	40,831
Advanced Trainings—2003	1,282	10,450
Advanced Trainings—2004	789	14,098

        Based upon our business plan, we are planning for the same trends to continue forward. The financial education training segment will continue to grow domestically with the expansion of the Star Trader, and with the expansion of the number of events with the Teach Me To Trade brand. And the segment will grow internationally, as both of the brands have expanded into Canada in 2004, and Teach Me To Trade has expanded into the UK in 2004. The real estate training segments will continue to grow domestically, as the Cash Flow Generator brand expands its course offerings, and as joint ventures with other affiliates expand their course offerings in 2004. The real estate course offerings are also being expanded in the UK, and we intend to increase the real estate course offerings in other countries in Europe.

        Our telemarketing business is responsible for approximately 16% of total revenues. We telemarket our products and services to four types of people: Those who registered to attend one of our free preview trainings, but did not attend; those who attended one of our training events, who purchased another of our trainings, and who have completed the trainings within the last six months; those who attended one of our free preview trainings and who chose not to purchase any trainings or products; and those people who contact us through the Internet and express an interest in being contacted. Our telemarketing division sells the same products and trainings as our live events, and also sells personal coaching, which is not offered at our live trainings. The revenue recognition policy of the items sold is the same as the revenue recognition policy of the items sold at our other events. Revenue is not recognized until the trainings or coaching is delivered, or until the contract period expires. The amount of course revenue generated from contract expirations is significant. We intend to increase the percentage of revenue realized from course attendance over the revenue realized from contract expirations. Our company has business relationships with other people and businesses in the same or similar lines of business. Our efforts with these joint venture partners result in the sales of our products and trainings. The difference is that our joint venture partners do the marketing for and manage the production of those events. Our representatives are offered an opportunity to appear at those events and present to the audience the various products and trainings we offer. The profits generated from sales that occur at these events are then split in different ratios between our company and the particular joint venture partner.

Direct Course Expenses

        Direct course expenses, which consist of instructors' fees, facilities costs and field representatives' salaries and travel expenses, increased proportionately in comparison with the increase in sales for the year ended December 31, 2004 to $57,952,000, an increase of $11,148,000 or 24% compared to $46,800,000 in the same period of 2003. Direct course expenses as a percent of revenue were 41% for 2004 versus 49% for 2003. Direct course expenses are primarily driven by the number of courses held. The overall increase in courses held during 2004 were 2,468 compared to 2,132 in 2003. The only expense that is deferred and matched to the amount of revenue that is deferred is the speaker commissions that are paid for the sales that are generated. Included in the consolidated statement of operations for direct course expenses is the expense related to the commissions that are paid on earned revenue. Speaker fee commissions are approximately 8.4% of the revenue amount generated. We do not expect this ratio to significantly change, although some areas will see increased expense and some will see reductions. Economies of scale are anticipated in the direct course expenses as alternative delivery methods are being developed and implemented. These improvements will however, be offset by an increase in the cost of delivering a higher ratio of courses to students.

        General and administrative expenses increased to $33,200,000, an increase of $10,800,000 or 48% compared to $22,400,000 for the same period in 2003. This increase was due primarily to increased personnel hired to handle the increase in our volume of business. Payroll and payroll benefits account for approximately 89% of general and administrative expenses. It includes bonuses to executive officers of $1,350,000. This makes general and administrative expenses controllable as our volume grows or contracts. General and administrative expenses as a per cent of sales, decreased by 0.2%.however we believe that this trend will not continue. Significant increases in the following administrative areas are planned:

  •
  recruiting more professional managers with prior experience operating high growth companies of this size

  •
  improving and upgrading the content of our course offerings, and our student services department

  •
  improving and upgrading our technology platforms

  •
  increasing corporate training for our trainers, managers, and employees.

  •
  adding more administrative offices as we expands into new countries.

Advertising and Selling Expenses

        Advertising and sales expense, of which advertising represents approximately 85% of the expense for the year ended December 31, 2004, were $79,500,000, an increase of $52,000,000 or 189% compared to $27,500,000 in the same period in 2003. The addition of more brands, the continued expansion of the brands internationally, and the expansion in the number of selling teams for each brand were reflected in this increase. Advertising and sales expense is primarily driven by the number of free previews held as this is where the initial investment is made. Under the current methods of accounting used, all of the advertising expenses and most sales expenses are attributable to the free preview trainings and are not deferred until the related deferred revenue is earned. The growth of the advertising and sales expense over the comparable period of 2003 is primarily due to the increase in free preview trainings held from 476 to 842 in 2003 and 2004 respectively. We expect that this trend will continue and that advertising and selling expenses will continue to increase as we increase its course offerings.

Net Income

        Net loss for the year ended December 31, 2004 was $29,900,000 as compared with a net loss of $1,600,000 for the year ended December 31, 2003, a decrease of 1,770% or $(3.48) per share as compared to $(0.19) per share for the prior period. The decrease is directly attributable to increased expenses in all categories in 2004 over the prior period, and to the fact that new sales of advanced training courses continue to outpace the rate at which courses are offered and delivered to students. This is reflected in the fact that deferred revenue increased by $24,096,000 in 2004, as compared to an increase of only $14,060,000 in 2003. This trend will continue. As long as our sales show high growth rates, we must also expand our course offerings to keep pace with that growth. This is a critical performance indicator for us. So long as course delivery can keep pace with sales, then we can report net income more closely related to cash provided from operations. In the event that sales of courses continue to outpace the delivery of those courses, then we may continue to show losses, or lower net profits. (See "ITEM 7, Deferred Revenues and Expenses")

Liquidity and Capital Resources at December 31, 2004

        At December 31, 2004, we had cash of $6,848,000 as compared with $15,000,000 at December 31, 2003. This decrease of $8,152,000 was attributable primarily to the net loss of $29,400,000, the additional investment into property and equipment ($7,000,000), the prepayment of notes payable to related parties ($4,700,000). There was an increase in deferred revenues ($24,100,000).

        Cash provided by operating activities was $2,200,000 versus $7,900,000 for the period ended December 31, 2003. This decrease in the amount of cash generated as a percentage of sales was caused by the increase in total expenses, which is a result of the large increase in sales. (See "Item 7. Deferred Revenue and Expenses".) We expect to continue using cash from operating activities to expand operations, as cash provided from operations should average 8 1/2% of revenues in 2005.

        Our cash used in investing activities was $9,201,000 and $2,750,000 for the years ended December 31, 2004, and 2003, respectively. The increase in cash used in investing for the year ended December 31, 2004 was due to the additional investments in property and equipment. Of the cash used for the additional property and equipment, $3,646,000 was from proceeds of additional borrowings. We feel that we have adequate cash available for investing activities.

        At December 31, 2004 we had unused amounts under letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000. These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively. The January 2005 letter of credit was renewed until January 2006.

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

        The following reflects our commitments for capital expenditures, debt and other commitments (in thousands).

	Capital Expenditures	Debt	Operating Lease Commitments	Total
2005	$—	504	633	1,137
2006	—	553	485	1,038
2007	—	1,500	386	1,886
2008	—	7,511	288	7,799
2009	—	332	112	444
Thereafter	—	1,909	195	2,100

	—	12,312	2,099	14,411

        We develop and introduce most of our courses internally and therefore our expansion into new overseas markets requires few strategic relationships or contracts. Normally we visit the market and contact realtors, attorneys and media people, to determine local procedures and customs. We then develop the manuals and course materials internally. We lease temporary office space in each market until we can find permanent facilities and hire and train personnel to staff our offices. Our contractual commitments are extremely minimal but our investment in personnel is significant and is our largest expense. We estimate that the cost of developing a new foreign market, including air travel, personnel and incidental costs, will amount to $300,000 to $400,000. This amount includes development of manuals and training materials, development of marketing materials, analysis of markets and laws for the target country to be funded over an approximately 10 month period.

        A review of the working capital components will show that the primary factor causing a negative balance is the presence of deferred revenue in the liability component. All of this revenue has been collected and will be realized revenue when the training occurs. The reason that we can continue to expand our business, is that our cash flows from operations continue to be strong and are projected to be able to fund our continued growth. The operating cash flows of the business do not correlate with the net income of the business because of the above described revenue recognition policy. Finally, the cost to deliver a typical $3,000 advanced course (which is in deferred revenue) is about $600. Thus the future cost to deliver the deferred revenue is about 20% of the revenue amount.

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

        Secondly, our customers' contract periods were shortened to one year. Consequently, our responsibility to deliver additional training expired in one year. Prior to July 2002, the contract period lasted eighteen months. This resulted in an increase in revenue realized from contract expirations compared to 2002 ($5,500,000). And lastly, we were able to significantly increase the number of students completing our training courses over the prior year.

        The proceeding discussion provides a breakdown of what operations and products have accounted for our increase in revenues for the year ended December 31, 2003 over the comparable period for 2002. The overriding theme is that the increase in revenues has been caused by the increase in our sales volume, courses held, and course attendees. We have not had a price increase in its courses for over two years. Consequently, all of the increase in revenues is attributable to volume increases. The following table shows the number of courses held and the number of attendees in 2002 and 2003:

	# of Events	# of Students
Free Preview Trainings—2002	258	133,844
Free Preview Trainings—2003	508	346,059
Fulfillment Trainings—2002	318	11,597
Fulfillment Trainings—2003	334	16,575
Advanced Trainings—2002	850	5,314
Advanced Trainings—2003	1,282	10,450

        Based upon our business plan, we are planning for the same trends to continue forward. The financial education training segment will continue to grow domestically with the introduction of the second brand (Star Trader) into normal operations, and with the expansion of the number of events with the Teach Me To Trade brand. And the segment will grow internationally, as both of the brands are expanding into Canada in 2004, and Teach Me To Trade is expanding into the UK in 2004. The real estate training segments will continue to grow in 2004 domestically, as the Cash Flow Generator brand expands its course offerings, and as the joint ventures with other affiliates expand their course offerings in 2004. The real estate course offerings are also being expanded in the UK, and we intend to increase the real estate course offerings in other countries in Europe.

        Our telemarketing business is responsible for approximately 12% of total revenues. We telemarket our products and services to four types of people: Those who registered to attend one of our free preview trainings, but did not attend; those who attended one of our training events, who purchased another of our trainings, and who have completed the trainings within the last six months; those who attended one of our free preview trainings and who chose not to purchase any trainings or products; and those people who contact us through the Internet and express an interest in being contacted. Our telemarketing division sells the same products and trainings as our live events, and also sells personal coaching, which is not offered at our live trainings. The revenue recognition policy of the items sold is the same as the revenue recognition policy of the items sold at our other events. Revenue is not recognized until the trainings or coaching is delivered, or until the contract period expires.

        We have business relationships with other people and businesses in the same or similar lines of business. Our efforts with theses joint venture partners result in the sales our company's products and trainings. The difference is that our joint venture partners do the marketing for and manage the production of those events. Representatives of our company are offered an opportunity to appear at those events and present to the audience our various products and training. The profits generated from sales that occur at those events are then split in different ratios between our company and the particular joint venture partner.

Direct Course Expenses

        Direct course expenses, which consist of instructors' fees, facilities costs and field representatives' salaries and travel expenses, increased proportionately in comparison with the increase in sales for the year ended December 31, 2003 to $46,800,000, an increase of $18,400,000 or 65% compared to $28,400,000 in the same period of 2002. Direct course expenses as a percent of revenue were 49% for 2003 versus 46% for 2002. Direct course expenses are primarily driven by the number of courses that are held. The overall increase in courses held during 2003 of 2,132 compared to 1,426 in 2002 drives these expenses. The only expense that is deferred and matched to the amount of revenue that is deferred is the speaker commissions that are paid for the sales that are generated. So included in the consolidated statement of operations for direct course expenses is the expense related to the commissions that are paid on deferred revenue that is earned. The increase in the amount of deferred revenue earned is illustrated in the increase in the number of advanced course attendees from 5,314 in

2002 to 9,960 in 2003. Speaker fee commissions are approximately 12% of the revenue amount generated. We do not expect this ratio to significantly change, although some areas will see increased expense and some will see reductions. Economies of scale are anticipated in the direct course expenses as alternative delivery methods are being developed and implemented. Also, we believe that significant reductions in the cost of instructor fees and facility costs can be obtained in 2004 and beyond. These improvements will however, be offset by an increase in the cost of delivering a higher ratio of courses to students. The amount of course revenue generated from contract expirations is a significant issue in our eyes and we intend to increase the percentage of revenue realized from course attendance over the revenue realized from contract expirations.

        General and administrative expenses increased to $22,300,000, an increase of $8,400,000 or 60% compared to $13,900,000 for the same period in 2002. This increase was due primarily to increased personnel hired to handle the increase in our volume of business. Payroll and payroll benefits account for approximately 80% of general and administrative expenses. This makes general and administrative expenses controllable as our volume grows or contracts. General and administrative expenses as a per cent of sales have increased by 2-4% over the past three years, and we believe that this trend will continue, although at a moderate rate. Significant increases in the following administrative areas are planned:

  •
  recruiting more professional managers with prior experience operating high growth companies of this size

  •
  improving and upgrading the content of our course offerings, and our student services department

  •
  improving and upgrading our technology platforms

  •
  increasing corporate training for our trainers, managers, and employees.

  •
  adding more administrative offices as we expands into new countries.

Advertising and Selling Expenses

        Advertising and sales expense, of which advertising represents approximately 22% of the expenses for the year ended December 31, 2003, were $27,500,000, an increase of $13,000,000 or 98% compared to $13,600,000 in the same period in 2002. The addition of more brands, the continued expansion of the brands internationally, and the expansion in the number of selling teams for each brand were reflected in this increase. Advertising and sales expense is primarily driven by the number of free previews held as this is where the initial investment is made. Under the current methods of accounting used, all of the advertising expenses and most sales expenses are attributable to the free preview trainings and are not deferred until the related deferred revenue is earned. The growth of the advertising and sales expense over the comparable period of 2002 is primarily due to the increase in free preview trainings held from 258 to 476 in 2002 and 2003, respectively. We expect that this trend will continue and that advertising and selling expenses will continue to increase as we increase its course offerings.

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

As long as we sales show high growth rates it must also expand its course offerings to keep pace with that growth. This is a critical performance indicator for us. So long as course delivery can keep pace with sales, then we can report net income more closely related to cash provided from operations. In the event that sales of courses continue to outpace the delivery of those courses, then we may continue to show losses, or lower net profits.

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

        Our cash used in investing activities was $2,900,000 and $4,900,000 for the years ended December 31, 2003, and 2002, respectively. The decrease in cash used in investing for the year ended December 31, 2003 was due to a decrease in our overall investing activities and due to a change in the way we have been structuring acquisitions. Our acquisitions of the Cash Flow Generator brand and the Star Trader brand in 2003 were accomplished with a large percentage of the acquisition price being paid in company stock. $550,000 was paid in cash for the acquisition of the Star Trader brand of which $450,000 was allocated to identifiable intangible assets. In 2003, we also paid $2,000,000 for a 50% equity interest is SCB Building, LLC which is constructing an office building in Orlando, FL. In 2002, we acquired for cash the Teach Me To Trade brand, purchased an airplane, and made progress payments on our facility in Costa Rica. We plan to continue future acquisitions in the same manner as we did in 2003. Therefore, we feel that we have adequate cash available for investing activities.

        At December 31, 2003 we had unused amounts under letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000. These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively. The January 2005 letter of credit was renewed until January 2006.

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

        The following reflects our commitments for capital expenditures, debt and other commitments (in thousands).

	Capital Expenditures	Debt	Operating Lease Commitments	Total
2004	—	1,531	140	1,671
2005	—	1,062	103	1,165
2006	—	1,109	74	1,183
2007	—	826	—	826
2008	—	5,010	—	5,010
Thereafter	—	1,415	—	1,415

Total	—	10,953	316	11,269

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

        A review of the working capital components will show that the primary factor causing a negative balance is the presence of deferred revenue in the liability component. All of this revenue has been collected and will be realized revenue when the training occurs. The reason that we can continue to expand our business, is that our cash flows from operations continue to be strong and are projected to be able to fund our continued growth. The operating cash flows of the business do not correlate with the net income of the business because of the above described revenue recognition policy. Finally, the cost to deliver a typical $2500 advanced course (which is in deferred revenue) is about $600. Thus the future cost to deliver the deferred revenue is about 24% of the revenue amount.

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

        Interest Rate Risk—From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our management monitors risk exposure to monies invested in securities of these financial institutions. Due to the sort time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to us. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. In addition, certain of our debt instruments have interest rate floors and ceilings.

        We evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2004. Assuming a 100 basis point increase in the prime interest rate at December 31, 2004 the potential increase in the fair value of our debt obligations would have been approximately $36,000 at December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Whitney Information Network and Subsidiaries
Cape Coral, Florida

We have audited the accompanying consolidated balance sheet of Whitney Information Network and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC Ehrhardt Keefe Steiner & Hottman PC
April 12, 2005 Denver, Colorado

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$6,848	$15,021
Accounts receivable, net	448	1,315
Accounts receivable, affiliates	1,168	2,482
Prepaid advertising and other	1,977	2,330
Inventory	1,390	713
Deferred seminar expenses	8,825	6,834

Total current assets	20,656	28,695

Non-current assets
Property and equipment, net	24,781	16,585
Intangible assets, net	6,353	6,999
Goodwill	1,500	1,000
Investments in related parties	3,548	735
Other assets	117	20

Total non-current assets	36,299	25,339

Total assets	$56,955	$54,034

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$7,413	$3,218
Accrued seminar expenses	2,174	1,646
Deferred revenue	62,689	38,593
Accrued expenses	3,999	1,781
Current portion of long-term debt	504	169
Current portion of note payable—officer/stockholder	—	1,363

Total current liabilities	76,779	46,770
Long-term debt, less current portion	11,808	6,071
Note payable—officer/stockholder, less current portion	—	3,350

Total liabilities	88,587	56,191

Commitments and contingencies
Minority interest	1,977	2,000

Stockholders' deficit
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, issued and outstanding shares 8,618,186 (2004) and 8,547,749 (2003)	3,269	2,991
Paid-in capital	449	449
Foreign currency translation adjustment	(182)	(348)
Accumulated deficit	(37,145)	(7,249)

Total stockholders' deficit	(33,609)	(4,157)

Total liabilities and stockholders' deficit	$56,955	$54,034

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Sales	$139,859	$94,958	$62,145

Expenses
Direct course expenses	57,952	46,804	28,384
Advertising and sales expense	79,533	27,508	13,936
General and administrative expense	33,150	22,355	13,864

Total expenses	170,635	96,667	56,184

(Loss) income from operations	(30,776)	(1,709)	5,961

Other income (expense)
Equity earnings from foreign investment	159	—	—
Gain on sale of assets	305	—	—
Interest and other income	933	237	340
Interest expense	(540)	(86)	(71)

	857	151	269

Minority interest	23	—	—
Net (loss) income	$(29,896)	$(1,558)	$6,230

Basic weighted average common shares outstanding	8,589	8,188	7,952

Basic (loss) income per common share	$(3.48)	$(0.19)	$0.78

Diluted weighted average common shares outstanding	8,589	8,188	8,841

Diluted (loss) income per common share	$(3.48)	$(0.19)	$0.70

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Common Stock			Foreign Currency Translation Adjustment
			Additional Paid-in Capital		Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance—December 31, 2001	7,878	337	1	—	$2,534	(10,721)	(10,383)
Issuance of stock for assets purchased	190	550	—	—		—	550
Issuance of stock for stock options exercised	26	48	—	—		—	48
Issuance of stock for services	3	5	—	—		—	5
Compensation expense related to the issuance of stock options	—	—	448	—		—	448
Net income	—	—	—	—	6,230	6,230	6,230

Balance—December 31, 2002	8,097	940	449	—	6,230	(4,491)	(3,102)
Issuance of stock for the stock purchased of MRS Equity Corp.	63	125	—	—		—	125
Issuance of stock for assets purchased of Success Development, Inc.	180	900	—	—		—	900
Issuance of stock for the stock purchased of SpeakTec, Inc.	200	1,000	—	—		—	1,000
Issuance of stock for assets purchased	2	10	—	—		—	10
Issuance of stock for stock options exercised	6	16	—	—		—	16
Issuance of cash and note payable to majority stockholder for interest in Whitney Leadership Group, Inc.	—	—	—	—		(1,200)	(1,200)
Foreign currency translation adjustment	—	—	—	(348)	(348)	—	(348)
Net loss	—	—	—	—	(1,558)	(1,558)	(1,558)

Balance—December 31, 2003	8,548	2,991	449	(348)	(1,906)	(7,249)	(4,157)
Issuance of stock for the stock purchased of SpeakTec, Inc.	56	250					250
Issuance of stock for stock options exercised	15	28					28
Foreign currency translation adjustment				166	166		166
Net loss	—	—	—	—	(29,896)	(29,896)	(29,896)

Balance—December 31, 2004	8,619	$3,269	$449	$(182)	$(29,730)	$(37,145)	$(33,609)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net (loss) income	$(29,896)	$(1,558)	$6,230

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity earnings in foreign corporation		—	(102)
Compensation expense relating to stock options	—	—	448
Depreciation and amortization	1,610	950	598
(Gain) loss on disposal of assets	(305)	—	(3)
Stock issued for services	—	—	5
Minority interest	(23)
Changes in assets and liabilities
Accounts receivable	867	(807)	15
Accounts receivable, affiliates	1,314	(2,482)	—
Prepaid advertising and other	353	(1,633)	261
Income taxes receivable and prepayments	—	—	498
Inventory	(677)	(349)	(227)
Deferred seminar expenses	(1,991)	(3,926)	731
Other assets	(97)	7	6
Accounts payable	4,195	1,456	610
Accrued seminar expenses	528	1,582	(372)
Deferred revenue	24,096	14,044	612
Accrued expenses	2,218	655	423

	32,088	9,497	3,503

Net cash provided by operating activities	2,192	7,939	9,733

Cash flows from investing activities
Purchase of property and equipment	(6,965)	(384)	(4,612)
Proceeds from sale of property	827	—	—
Purchase of intangible assets	(250)	(470)	(450)
Purchase of equity interest in building	—	(2,000)	—
Loans to affiliates, net	—	4	156
Investment in related parties	(2,813)	100	—

Net cash used in investing activities	(9,201)	(2,750)	(4,906)

Cash flows from financing activities
Proceeds from note payable, officer	—	62	1,200
Proceeds of long-term debt	3,646	—	—
Payments of principal on long-term debt	(291)	(619)	(816)
Principal payments on note payable—officer/stockholder	(4,713)	(1,059)	(66)
Proceeds from exercise of stock options	28	16	48
Distribution to officer/stockholder	—	(300)	—

Net cash provided by (used in) financing activities	(1,330)	(1,900)	366

Net increase (decrease) in cash and cash equivalents	(8,339)	3,289	5,193
Foreign currency translation	166	(348)	—
Cash and cash equivalents—beginning of year	15,021	12,081	6,889

Cash and cash equivalents—end of year	$6,848	$15,021	$12,081

See notes to consolidated financial statements.

        Supplemental disclosure of cash flow information:

        Cash paid for income taxes was $0 for 2004, 2003 and 2002, respectively.

        Cash paid for interest was $513,874, $86,095 and $70,548 for 2004, 2003 and 2002, respectively.

        Supplemental disclosure of non-cash activity:

        During 2004, we issued 55,866 shares of common stock, valued at $250,000 in exchange for assets we recorded as goodwill.

        During 2003, we acquired a $650,000 equity interest in its investment in foreign corporation through the issuance of debt.

        During 2003, we acquired a 50% equity interest in a SCB Building, LLC ("LLC") constructing an office building. The other 50% member has a $2,000,000 minority interest in the LLC, which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage. During 2004 and 2003, improvements totaling $2,717,000 and $2,500,000, respectively were made, each year, to the building through the use of proceeds of long-term debt.

        During 2003, we acquired an intangible asset through the issuance of 2,500 shares of our common stock valued at $10,000.

        During 2003, we acquired the common stock of Whitney Leadership Group, Inc. from our Chairman and his wife. The purchase price of $1,200,000 was recorded as a distribution as the entity was under common control. The purchase price was paid through $300,000 cash at closing and the issuance of a $900,000 promissory note.

        During 2003, we acquired the common stock of MRS Equity Corp., which resulted in $4,875,000 in identified intangible assets. Of this amount $125,000 was paid through the issuance of our common stock and the remaining through the assumption of $4,750,000 notes payable to the majority stockholder.

        During 2003, we acquired the assets of Success Development Inc. through an option to purchase by issuing 180,000 shares of common stock valued at $900,000 resulting in identifiable intangible assets.

        During 2003, we acquired the common stock of SpeakTec, Inc. Of the purchase price amount, $1,000,000 was paid through the issuance of 200,000 shares of the Company's common stock. The purchase price of SpeakTec, Inc has been recorded as goodwill.

        During 2002, we issued 189,655 shares of common stock valued at $550,000 for intangible assets and $750,000 in debt for software in connection with the asset purchase from Teach Me To Trade, LLC.

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Organization and History

        Whitney Information Network, Inc. and Subsidiaries (collectively referred to as the "Company") are engaged primarily in the business of providing financial education and training services through seminars, workshops and publications. The educational and training services offered are concentrated in the area of financial management and real estate investment and are marketed through periodic publications, telemarketing, television and radio.

        Whitney Information Network, Inc., formerly known as Win Systems International, Inc., incorporated in Colorado on February 23, 1996 under the name of Gimmel Enterprises, Inc.

        Whitney Education Group, Inc., formerly known as Win Systems, Inc., was incorporated in Florida on November 12, 1992. An exchange of shares was completed between the shareholders of Win Systems, Inc. and Gimmel Enterprises, Inc. on August 18, 1998. Subsequently, the name of Gimmel Enterprises, Inc. was changed to Win Systems International, Inc. on August 25, 1998, and that name was changed to Whitney Information Network, Inc. on February 11, 1999. The name of Win Systems, Inc. was changed to Whitney Education Group, Inc. on September 10, 1999.

        Win Systems, Inc. has been operating in the educational seminars industry since 1992 and expanded its operation in the industry subsequent to the 1998 exchange of shares and name change to Whitney Education Group, Inc.

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

        Whitney Internet Services, Inc. incorporated in Wyoming on June 8, 1999, is located in Cape Coral, Florida and provides web programming and maintenance services to the Company. The Company's operating subsidiaries use the site to offer Company products and services for sale and the site also includes general information on Company products and services and Company history.

        Wealth Intelligence Network, Inc. incorporated in Florida on May 26, 1996 under the name of Real Estate Link, Inc. and was subsequently changed to Wealth Intelligence Network, Inc. on September 20, 1998. Win Systems International, Inc. acquired the shares of Wealth Intelligence Network, Inc. on November 18, 1998. Wealth Intelligence Network, Inc. is an operating subsidiary marketing financial training seminars, which represents an expansion from the real estate investment training seminar business.

        Whitney Mortgage.com, Inc. incorporated in Florida on September 30, 1999 and has no significant operations. Whitney Mortgage.com, Inc. was intended to operate as a full service Internet mortgage broker affiliated with a national Internet mortgage provider. Whitney Mortgage.com, Inc. ceased doing business at the end of 2004.

        Russ Whitney's Wealth Education Centers, Inc. incorporated in Wyoming on June 8, 1999 as a wholly owned subsidiary of Whitney Information Network, Inc. and the subsidiary is itself the parent corporation of two wholly owned subsidiaries formed to operate permanent learning centers in Jackson, Mississippi and Atlanta, Georgia. Russ Whitney's Wealth Education Center of Jackson, MS, Inc. incorporated in Wyoming on June 8, 1999 and a learning center was opened in December, 1999. Russ Whitney's Wealth Education Center of Atlanta, GA, Inc. incorporated in Wyoming on July 22, 1999 and a learning center was opened in June 2000. All Wealth Education Centers were closed during 2001.

        Whitney Consulting Services, Inc. incorporated in Wyoming on July 28, 1998 under the name of Financial Consulting Services, Inc. and the name was changed to Whitney Consulting Group, Inc. on April 28, 1999 when that corporation was acquired by Win Systems International, Inc. which then changed its name to Whitney Consulting Services, Inc. on March 21, 2000. Whitney Consulting Services, Inc. is located in Salt Lake City, Utah and performs telemarketing services in real estate, investments and financial training seminars and individual one-on-one coaching programs.

        Precision Software Services, Inc. was acquired during 2001. Precision Software Services, Inc. was incorporated August 1993 as a Florida corporation and holds a license to distribute and sell certain real estate and business software sold by several subsidiaries. Precision Software Services, Inc. and was formerly owned 51% by our Chairman of the Board and majority stockholder. Precision Software Services, Inc. "s operations were combined into Whitney Education Group, Inc. in 2004.

        Whitney U.K. Limited is a United Kingdom corporation formed and incorporated in October 2001 to engage in educational and training seminars throughout the United Kingdom.

        N123RF, Inc. is a Delaware corporation formed and incorporated in August 2002 to operate an airplane. The name was then changed to Coral Aviation, Inc.

        Whitney Leadership Group was acquired in July 2003 and holds all of the copyright and intellectual property rights associated with the educational materials and licenses these rights for payments. Whitney acquired this company to gain control of intellectual property rights that form the core of the business. The Whitney Leadership Group materials were integrated into existing training sessions and their operations are included in Whitney Information Network, Inc. accounts.

        MRS Equity Corp. was acquired in July 2003 and manages the processing of the payments of homeowners, paying every two weeks instead of monthly, through the customer's account to the mortgage holder. MRS Equity Corp. courses were integrated into existing training sessions and their operations are included in Whitney Information Network, Inc. accounts.

        SpeakTec, Inc. was acquired in October 2003 for its intellectual property which provides for financial training courses. SpeakTec, Inc. courses were integrated into our training sessions and their operations are included in a Whitney Information Network, Inc. subsidiary.

        The assets and operations of Success Development, Inc. were acquired in November 2003. Success Development, Inc. was a Florida based company engaged in the post secondary real estate training business. It was acquired for its' customer database and marketing and training courses. Success Development, Inc. courses were integrated into our training sessions and their operations are included in Whitney Information Network, Inc. accounts.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Whitney Information Network, Inc. and the following wholly owned subsidiary corporations: Whitney Education Group, Inc.; Whitney Internet Services, Inc.; Russ Whitney's Wealth Education Centers, Inc. and its wholly owned subsidiary corporations, Russ Whitney's Wealth Education Center of Jackson, MS, Inc. and Russ Whitney's Wealth Education Center of Atlanta, GA, Inc.; Whitney Consulting Services, Inc.; Whitney Canada, Inc.; Whitney Mortgage.com, Inc.; Wealth Intelligence Network, Inc.; Precision Software Services, Inc.; Whitney U.K. Limited; and Coral Aviation, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with.

Concentrations of Credit Risk

        Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and short-term cash investments and accounts receivable. We place temporary cash investments with what management believes are high-credit, quality financial institutions. As of the balance sheet date, and periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. We periodically perform credit analysis and monitor the financial condition of its customers in order to minimize credit risk.

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

Fair Value of Financial Instruments

        The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable approximated fair value as of December 31, 2004 because of the relatively short maturity of these instruments. The fair value of long term notes payable approximates fair value based on current market rates available for similar debt instruments.

Revenue Recognition, Deferred Revenue and Deferred Expenses

        We recognize revenue for the sale of products and software, upon delivery. Revenue from educational seminars is recognized upon the earlier of (1) when the non-refundable deposit is received for the seminars and the seminar has taken place; or (2) upon the contractual expiration of our obligation to provide a seminar only if the seminar was paid for. Deferred revenue is recorded when the seminar proceeds are received prior to the related seminar taking place. Expenses for commission payments made our speakers for revenues generated are deferred until the related revenue is recognized.

        We recognize commission revenue related to sales made by Whitney Information Network and Subsidiaries for other parties. Only the commission part of these transactions is recognized. The commissions are recorded as revenue when the amount is earned.

Advertising Expense and Prepaid Advertising

        We expense advertising costs as incurred. Advertising costs were approximately $48,558,399, $21,143,430, and $8,907,257 for the years ended December 31, 2004, 2003 and 2002, respectively. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. Advertising costs recorded as prepaid as of December 31, 2004 and 2003 were $1,542,637 and $1,335,098 respectively.

Deferred Offering Costs

        During 2003, we were in the process of stock registration. Expenses related to this offering had been accounted for as deferred offering costs. If the offering was successful, such costs would have been charged against the gross proceeds received. If at any time it became probable that the offering would not be consummated or after an unreasonable postponement, such costs would be expensed. As of December 31, 2003, we have expensed $330,245, previously recorded as deferred offering costs. The registration was formally withdrawn in January 2005.

Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets. The estimated useful life of the buildings is 40 years. The furniture and fixtures' estimated useful life is seven years, the airplane, equipment and leasehold improvements is five years, and the software is three years.

Intangible Assets

        Intangible assets include customer lists, trademarks, goodwill, intellectual property, and loan costs and are recorded at cost. Customer lists and trademarks are being amortized over their estimated useful lives of three and fifteen years, respectively. Loan costs are amortized over the term of the loan. Goodwill is tested for impairment on an annual basis. At December 31, 2004, management performed impairment testing in accordance with Statement of Financial Accounting Standard No. 142 and 144 (SFAS 142 and 144) for all intangible assets and determined that impairment was not considered necessary.

Investments in Related Parties

        We acquired a 20% ownership interest in Rancho Monterey, S.A., a Panama corporation, in 2001. This corporation was formed with the purpose of acquiring, developing, and selling land on the Pacific coast of Costa Rica. We are an investor in phase one of this project which includes approximately 830 acres and is projected to produce approximately $3,000,000 in revenues. Prior to January 2004, this venture has incurred solely capitalized development costs and had not had any sales activity. We account for our investment using the equity method of accounting and record its proportionate share of the corporation's profit or loss. In 2003, we acquired an additional 10% equity interest in the investment for $650,000 through the issuance of debt. As part of this transaction, we also received a 8% interest in Monterey del Este, a Panama Corporation organized to develop unimproved real estate in Costa Rica; and a 20% interest in Monterey del Mar, a Panama Corporation organized to develop an ocean front hotel on the Pacific coast of Costa Rica. The Company's share of the corporation's profits for the year ended December 31, 2004 was $271,609. Our Chief Executive Officer individually indirectly owns 11% of Rancho Monterey, S.A. and 6% of Monterey del Este. Our Company's Executive Vice President individually indirectly owns 1% of Rancho Monterey, S.A.

        We have, at times, advanced funds to this entity for working capital purposes to secure and protect its investment. As of December 31, 2004, we have recorded a $1,093,083 receivable relating to this venture in accounts receivable, affiliates. Our agreement with the management of this venture is that we will be reimbursed for these funds from future land sales.

        In 2004, we acquired a 50% equity interest in Tranquility Bay of Southwest Florida LLL ("Tranquility"). Tranquility is the owner of approximately 74 acres of land in Lee County, Florida for $3,548,000.

Investment in Building

        We acquired a 50% equity interest in a SCB Building, LLC ("LLC") renovating an office building in Orlando, Florida. The other 50% member has a $2,000,000 minority interest in the LLC, which was contributed in the form of a $4,000,000 building subject to a $2,000,000 mortgage. We are the guarantor of the debt of the LLC and the financial statements and results from operations have been consolidated in these financial statements.

Long-Lived Assets

        We review our long-lived assets under SFAS 144 for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We look primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

        We recognize deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The temporary differences result primarily from the recognition of deferred expenses for tax purposes. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Translation of Foreign Currency

        We account for foreign currency translation in accordance with Financial Accounting Standard No. 52. As such, the financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of December 31, 2004 and 2003, respectively.

Basic Loss Per Share

        We apply the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). All dilutive potential common shares in 2004 and 2003 had an antidilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share.

Stock Options

        We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and basic income (loss) per common share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	For the Years Ended December 31,
	2004	2003	2002
Net income (loss)—as reported	$(29,896)	$(1,558)	$6,230
Net income (loss)—pro forma	$(31,270)	$(1,956)	$5,272
Basic income (loss) per common share—as reported	$(3.48)	$(0.19)	$0.78
Basic income (loss) per common share—pro forma	$(3.64)	$(0.24)	$.65

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Years Ended December 31,
	2004	2003	2002
Approximate risk free rate	4.24%	4.25%	3.83%
Average expected life	10 years	10 years	10 years
Dividend yield	0%	0%	0%
Volatility	56.97%	33.77%	59.97%
Estimated fair value of total options granted	$1,374,036	$398,189	$957,282
Weighted average grant date fair value	$3.16	$1.98	$1.48

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued SFAS. 123(R) Share-Based Payment, which supersedes Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123(R) all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair market value at the date of grant, in the income statement. The Company will adopt, as required, SFAS No. 123(R) for its fiscal year beginning January 1, 2006. Management expects that the impact of the adoption of SFAS No. 123(R) will be that the share-based payment expense amounts historically disclosed as required by SFAS No.123 will now be recognized as an expense on the statement of operations.

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

        We also instituted a stock option plan for key personnel. Under the plan, options are to be granted at the fair market value at the date of the grant and exercisable for a ten-year period after the grant with a three-year vesting schedule. We have reserved 2,000,000 shares for the stock option plan of which 1,827,475 option shares have been granted, net of forfeitures and cancellations, at exercise prices from $1.75 to $4.50 per share. In 2004, options to purchase 15,325 shares were exercised.

        On February 1, 1999, we purchased all of the assets of Wealth Intelligence Network, Inc. for 20,000 shares of stock at $2.50 per share. In addition, we issued (during the period from May to

August 1999) 7,975 shares to a financial public relations firm in lieu of cash for services valued at $14,500.

        In April 2000, we converted our 340,000 class B warrants issued to employees in August 1998 into stock options. In the conversion, we reduced the exercise price from $4 to $2 (fair market value at date of conversion). This transaction has since been accounted for using variable accounting in accordance with FIN 44: Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25 (FIN 44). At December 31, 2004, 133,500 of these options have been forfeited. At December 31, 2004 and 2003, nothing was recorded as additional compensation expense to employees because the market price of the stock is $2, which is the exercise price.

        In November 2001, we issued 333,334 shares of common stock valued at $500,000 and $250,000 in notes payable for all of the outstanding stock of Precision Software Services, Inc. which had a minimal net book value at the time of the acquisition. Precision Software Services, Inc. was 51% owned by our Chairman and majority stockholder who received 170,000 of the shares and $125,000 in notes payable. The excess of the purchase price over material, identifiable net assets relating to the minority interest was allocated to software rights. The shares issued to the officer were recorded as a distribution as Precision Software Services, Inc. and we are under common control.

        In November 2001, we paid $212,500 for a 20% interest in a Panama corporation named Rancho Monterrey, S.A., which was formed in April 2001 to own, operate, improve and sell certain real estate in Costa Rica. As part of the investment in Rancho Monterrey, S.A., we received a 12-acre parcel of land valued at $130,000, resulting in a net investment of $82,500

        In April 2002, we converted its 187,500 Class A warrants issued to outside investors and parties in August 1998 into stock options. In the conversion, we reduced the exercise price from $4 to $2. This transaction does not require treatment under FIN 44.

        In August 2002, 189,655 shares valued at $550,000 of our common stock were issued in exchange for assets of a former joint venture partner, Teach Me To Trade, LLC. The purchase price was $1,988,000, net of a $12,000 discount, and was paid for with $688,000 in cash, $550,000 in stock, and $750,000 in debt. During the first and second quarters of 2002, we had advanced $200,000 to Teach Me To Trade, which was credited towards the purchase price. The purchase price was allocated $1,000,000 to software, $688,000 to customer lists and $300,000 to trademarks.

        In May 2003, we paid $450,000 under a six-month management agreement with Success Development, Inc. ("SDI"). Under the agreement, we acquired SDI's customer database and operated is Cash Flow Generator brand. Under this agreement, we received 30% of SDI's profits. During this time period, we also made advances to SDI for working capital purposes. We believe that this balance is collateralized by bank account maintained by SDI. In November 2003, we exercised its option to purchase Success Development, Inc. for 180,000 shares of common stock, valued at $900,000. This resulted in a $550,000 trademark, $250,000 customer list and $100,000 non-compete.

        In July 2003, we purchased two related companies, Equity Corp. Holdings, Inc. and Whitney Leadership Group, Inc. The purchase price of Whitney Leadership, Inc. was $1,200,000 paid to the Chairman and his wife, payable $300,000 in cash at closing and a $900,000 promissory note payable in semiannual installments beginning in February 2004 bearing an interest rate of 7%. The payments and debt issued were recorded as a distribution as Whitney Leadership Group, Inc. and we were under common control. The acquisition of Equity Corp. Holdings from our Vice President of Marketing resulted in $4,875,000 of intellectual property. The purchase price of $250,000, comprised of $62,500 in cash, 62,500 shares of our common stock valued at $125,000 at closing, and $62,500 payable one year from the closing date evidenced by a promissory note bearing interest at 7% per annum. We also agreed to assume and pay a promissory note issued to our chairman by Equity Corp. on June 1, 2002 in the amount of $4,750,000 payable $1,000,000 in July 2003 and July 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009. The unpaid balance bears interest at 7% per annum. Equity Corp. incurred this $4,750,000 obligation when it elected to redeem all of chairman's stock ownership in Equity Corp., which amounted to 90% of the outstanding stock of Equity Corp., as of June 1, 2002.

        In October 2003, we acquired the stock of SpeakTec, Inc. for $1,550,000, which resulted in $1,000,000 in goodwill, $450,000 in customer lists and other intangibles and $100,000 in current assets. SpeakTec, Inc. is the holding company for Quantum Vision, Inc., which is the operating company. Of this amount $550,000 is payable in cash, and $1,000,000 is payable through 200,000 shares of our newly issued, restricted common stock. Fifty-thousand shares of the common stock will be retained by us for a period of six months.

        On June 22, 2004, we issued warrants to purchase 200,000 shares of our no par value Common Stock. The warrants will expire on June 22, 2008 and are exercisable at the following prices: 100,000 shares at $5.25 per share; and 100,000 shares at $8.00 per share

        In September 2004, we entered into a six-month agreement with Discount Buyers Association of America ("DBAA") to assume operational control over it business and post-secondary education products. Simultaneously, we were granted an option to purchase all of the assets of DBAA. We paid $500,000 to DBAA for control of the business operations. We have allowed the option to expire and charged $500,000 to expense for the year ended December 31, 2004.

Note 3—Related Party Transactions

        Accounts receivable, affiliates are as follows (in thousands):

	December 31,
	2004	2003
Accounts receivable, foreign investment (Note 1)	$1,093	$1,227
Accounts receivable, SDI (Note 2)	19	631
Accounts receivable, commission overpayment	56	624

Total accounts receivable, affiliates	$1,168	$2,482

        The following balances were the amount of payroll services provided to related parties for the periods ended (in thousands):

	December 31,
	2004	2003	2002
MRS Equity Corp. (prior to the acquisition in 2003)	$—	$63	$145
Whitney Leadership Group, Inc. (prior to the acquisition in 2003)	—	—	14

	$—	$63	$159

        The following balances were the amount of products purchased and payments made for registration fees and commissions from related parties for the periods ended (in thousands):

	December 31,
	2004	2003	2002
MRS Equity Corp. (prior to the acquisition in 2003)	$—	$47	$678
Whitney Leadership Group, Inc. (prior to the acquisition in 2003)	—	89	211

	$—	$136	$889

        We have rented a training facility located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pays rent on annual leases. Rentals under the related party lease were $185,952, $84,738 and $78,844 during 2004, 2003 and 2002, respectively. We lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, 9,000 square feet of space at 1625 E. Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral Florida, from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer and his wife Ingrid. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004, respectively The monthly rentals are $1,943, $7,950, and $7,238 respectively. The terms of the leases are no less favorable than those which we could obtain from an independent third party.

        MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc. which manages the processing of payments through customer's accounts to the mortgage holder, was acquired by us in 2003 (Note 2). Prior to July 2003, the Vice President of Marketing of Whitney Information Network, Inc. owned and controlled MRS Equity Corp.

        Whitney Leadership Group is a company that holds all the copyright and intellectual property rights associated with the educational materials and licenses the rights to us for payment, and was acquired by us in July 2003 (Note 2). Prior to July 2003 the Chairman of the Board of Whitney Information Network, Inc. was the President and Chief Operating Officer of Whitney Leadership Group, Inc.

        RAW, Inc. is owned by the Chairman of the Board of Whitney Information Network, Inc.and buys, sells and invests in real property.

        Those items above that are reasonably expected to be collected within one year are shown as current and those that are not expected to be collected during the next year are shown as non-current.

Note 4—Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Building	$17,437	$11,593
Airplane	2,114	2,114
Software	1,495	1,495
Land	2,807	1,399
Equipment	1,213	683
Furniture and fixtures	819	548
Leasehold improvements	1,428	328

	27,313	18,160
Less accumulated depreciation	(2,532)	(1,575)

	$24,781	$16,585

        Depreciation expense for the periods ended December 31 (in thousands):

2004	$964
2003	$692
2002	$587

        Intangible assets consist of the following (in thousands):

	December 31,
	2004	2003
Intellectual property	$4,875	$4,875
Customer list	1,218	1,218
Trademarks	850	850
Other intangibles	310	318

	7,253	7,261
Less accumulated amortization	(900)	(262)

	$6,353	$6,999

        Amortization expense for the periods ended December 31(in thousands):

2004	$646
2003	$251
2002	$11

        Future amortization expense of intangibles is as follows (in thousands):

Year Ending December 31,	Total
2005	$688
2006	520
2007	447
2008	447
2009	447
Thereafter	4,519

$7,068

Note 5—Long-Term Debt and Notes Payable—Related Party

        Long-term debt consists of (in thousands):

	December 31,
	2004	2003
Note payable to a finance company. Monthly principal and interest of $9,204 through December 2018. Interest at the LIBOR rate plus 3.42% and is collateralized by an airplane. The note is personally guaranteed (to $170,000) by the majority stockholder.	$1,090	$1,148
Note payable to an individual for purchase of equity interest in Rancho Monterey. Principal and interest payments of $12,266 beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by the Company's stock.	472	592
Note payable to a bank. Interest only payments beginning in July 2003 due monthly until June 2005. Principal and interest payments due beginning July 2005 and amortized over 20 years. Interest at a fixed rate of 7.5%. The note matures June 2008 with all the unpaid principal and interest due and is collateralized by the SCB Building located in Orlando, Florida.	7,289	4,500
Mortgage payable to a bank. Principal of US$21,235 plus interest at 5.74% due monthly until August 2014and is collateralized by real estate located in the United Kingdom.	2,442	—
Mortgage payable to a bank. Monthly principal and interest payments of $7,384 through June 2007 with a balloon payment of $950,345 due on July 28, 2007 and is collateralized by the building on North Frontage Road, Orlando, Florida.	1,019	—

	12,312	6,240
Less current portion	(504)	(169)

	$11,808	$6,071

        Notes payable—related party consists of (in thousands):

	December 31,
	2004	2003
Note payable to an officer/stockholder relating to the purchase of MRS Equity Corp. Semi-annual payments of principal and interest of $275,000 beginning July 2004 through January 2009 at an interest rate of 7%. Paid in full during 2004.	$—	$3,750
Note payable to an officer/stockholder relating to the purchase of Whitney Leadership Group. Semi-annual payments of principal and interest of $150,000 beginning January 2004 through January 2006 at an interest rate of 7%. Paid in full during 2004.	—	900
Note payable to an officer/stockholder. Principal payment due in July 2003 and remaining principal and interest payment due in July 2004 with interest at 7%. Paid in full during 2004.	—	62
	—	4,712
Less current portion	—	(1,362)
	$—	$3,350

        Maturities of long-term obligations are as follows (in thousands):

Year Ending December 31,	Related Party Notes		Other Notes	Total
2005		—	504	504
2006		—	553	553
2007		—	1,500	1,500
2008		—	7,514	7,514
2009		—	332	332
Thereafter		—	1,909	1,909

	$		$12,312	$12,312

        Interest expense on the related party notes was approximately $15,024 and $14,100 for the year ending December 31, 2004 and 2003, respectively.

Note 6—Commitments and Contingencies

Operating Leases

        The Company leases the following properties: (1) four buildings in Cape Coral Florida (Note 3); (2) its telemarketing facility in Draper, Utah; (3) its Whitney Canada location in Ontario and (4) a training center in Salt Lake City, Utah. These leases expire from May 2005 to October 2010.

        Rent expense for all operating leases was (in thousands):

Year Ending December 31,
2004	$425
2003	$384
2002	$237

        Future minimum lease payments under these leases are approximately as follows (in thousands):

Year Ending December 31,
2005	$633
2006	485
2007	386
2008	288
2009	112
Thereafter	195

$2,099

Litigation

        The Company is not involved in any material asserted or unasserted claims and action arising out of the normal course of its business that in our opinion, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on our financial position.

Other

        The Company, in the ordinary course of conducting our business, is subject to various state and federal requirements. In the opinion of management, The Company is in compliance with these requirements.

Credit Facilities

        The Company has obtained two letters of credit, totaling $1,500,000, and has available unused amounts totaling $1,500,000, which are supported by certificates of deposit. These letters of credit expire in January 2005 and October 2005 and carry an interest rate of 2.98% and 3.68%, respectively. Subsequent to December 31, 2004, the January 2005 letter of credit was renewed until January 2006

Note 7—Stockholders' Equity and Transactions

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

        The following table presents the activity for options outstanding:

	Options Related To A Plan (in thousands)	Weighted Average Exercise Price
Outstanding—December 31, 2001	922	$1.94
Granted	652	$1.81
Forfeited/canceled	(141)	$(1.98)
Exercised	(26)	$(2.13)
Outstanding—December 31, 2002	1,407	$1.93
Granted	201	$3.80
Forfeited/canceled	(180)	$(2.19)
Exercised	(6)	$2.60
Outstanding—December 31, 2003	1,422	$2.17
Granted	435	4.47
Forfeited/canceled	(15)	(1.98)
Exercised	(15)	(1.86)
Outstanding—December 31,2004	1,827	$2.72

        The following table presents the composition of options outstanding and exercisable (options in thousands):

Range of Exercise Prices	Number of Options	Number of Option Exercisable	Price*	Life*
$1.75	40	40	$1.75	5.33
$1.81	307	77	$1.81	7.25
$1.88	248	248	$1.88	4.66
$2.00	595	595	$2.00	5.58
$3.10	15	4	$3.10	7.67
$3.70	152	38	$3.70	8.16
$3.90	45	11	$3.90	9.00
$4.10	10	3	$4.10	8.25
$4.50	415	104	$4.50	8.25
$1.75 to $4.50	1,827	1,120	$2.72	6.67

*
Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 8—Income (Loss) Per Share

        The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	For the Years Ended December 31,
	2004	2003	2002
Numerator for diluted income (loss) per common share	$(29,896)	$(1,558)	$6,230

Denominator for basic earnings per share—weighted average shares	8,589	8,188	7,952
Effect of dilutive securities—options and warrants	—	—	889

Denominator for diluted earnings per share—adjusted weighted average shares	8,589	8,188	8,841

Diluted income (loss) per common share	$(3.48)	$(0.19)	$0.70

        Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9—Business Segment Information

        We operate primarily in only one business segment. Our revenues are generated through the sale of real estate seminars, programs and products. We and each of our subsidiaries either directly participate in the real estate market or provide services to one of the subsidiaries. We do maintain operations in foreign countries outside the United States.

        The following provides both revenues and long-lived asset values by location for the period and years ending December 31, 2004, 2003 and 2002 (in thousands).

	Revenues			Assets
Location
	2004	2003	2002	2004	2003
United States	$122,559	$81,633	$57,091	$29,008	$24,489
Canada	6,406	5,242	2,648	33	31
United Kingdom	10,894	8,083	2,406	3,863	84
Costa Rica	—	—	—	1,093	818
Spain		—	—	—	—

	$139,859	$94,958	$62,145	$33,997	$25,422

        The following provides revenues received from external customers by the Company's reportable segments for the years ended December 31, 2004, 2003 and 2002 (in thousands).

	For the Years Ended December 31,
Segment
	2004	2003	2002
Real Estate Products/Services	$60,160	$58,325	$53,339
Real Estate Mentoring/Coaching	35,312	17,114	6,486
Commission/Other	1,221	3,701	1,740
Financial Products/Services	36,566	15,818	574
Star Trader	8,668	—	—
Internet Sales		—	6

Total revenues	$139,859	$94,958	$62,145

Note 10—Income Taxes

        At December 31, 2004, we had net operating losses (NOL) carryforwards for tax purposes of approximately $35,318,000 which expire in the years 2020 through 2025.

        Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized. The accompanying balance sheets include the following (in thousands):

	December 31,
	2004	2003
Deferred tax asset from NOL carryforward	$13,209	$3,814
Deferred tax asset (liability) from deferred expense/revenue	(2,962)	(2,758)

Total deferred tax assets	10,247	1,056
Valuation allowance for deferred tax assets	(10,247)	(1,056)

Net deferred tax asset	$—	$—

Note 11—Employee Benefit Plan

        We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion. Our contributions, charged to operations, for the years ended December 31, 2004, 2003, and 2002, were $140,329, $42,627, and $0, respectively.

Note 12—Summarized Quarterly Results (Unaudited)

        The following table presents unaudited operating results for each quarter within the two most recent years. We believe that all necessary adjustments consisting only of normal recurring adjustments have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year. (In thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2003
Revenues	$13,304	$17,421	$23,568	$40,665
Operating expenses	15,952	21,862	27,173	31,680
(Loss) income from operations	(2,648)	(4,441)	(3,606)	8,986
Net (loss) income	(1,411)	(3,549)	(1,571)	4,973
Basic (loss) earnings per share(1)	(.17)	(.44)	(.19)	.61
Diluted (loss) earnings per share(1)	(.17)	(.44)	(.19)	.56
December 31, 2004
Revenues	38,509	38,607	32,154	30,589
Operating expenses	38,462	43,578	44,348	43,775
(Loss) income from operations	47	(4,972)	(12,193)	(13,658)
Net (loss) income	208	(4,368)	(12,021)	(13,715)
Basic (loss) earnings per share(1)	0.02	(0.51)	(1.40)	(1.59)
Diluted (loss) earnings per share(1)	0.02	(0.51)	(1.40)	(1.59)

(1)
Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        In connection with the audit of the year ended December 31, 2004, there were no "Reportable Events" within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, the Company's auditors communicated to the Registrant matters it considered to be material weaknesses in the Registrant's internal controls relating to the turnover and adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the acting Chief Financial Officer/Vice-President of Finance to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off these individuals. In addition, the auditors also communicated to the Company that additional expertise was needed in those departments in the area of SEC reporting. This staffing situation contributed to certain accounts not being reconciled on a timely basis, certain business transactions not documented in an appropriate manner and certain accounting records not properly maintained. The Registrant is addressing this concern and is in the process of further enhancing its staff.

        The primary deficiency in account reconciliations related to the lack of timely reconciliation of various cash accounts, prepaid seminar expenses, inventory, fixed asset, accounts payable, and inter-company accounts. The deficiencies in documentation related to an advance of $1,100,000 for the Companies Costa Rican investment without supporting documentation related to repayment terms, advances totaling $630,000 made to Success Development, Inc. prior to the Company's acquisition, and tracking of business vs. personal use of the company's airplane. The Company failed to maintain adequate maintenance of accounting records primarily related to accounting records that were destroyed when hurricanes hit the company's corporate headquarters.

        The Company's accounting department has experienced significant turnover at various levels. This turnover and abilities of these personnel have contributed to the internal control issues described above.

        The CEO and acting CFO have initiated corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. The actions implemented include further formalization of policies and procedures and additional monitoring controls. Should additional significant deficiencies in our internal controls be discovered in the future, a failure to remediate them or to implement required new or improved controls could harm our operating results, cause us to fail to meet our reporting obligations or result in misstatements in our financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Information concerning each of our executive officers and directors is set forth below:

Name	Age	Position
Russell A. Whitney	48	Chairman of the Board of Directors and Chief Executive Officer
Ronald S. Simon	61	Executive Vice President, Acting Chief Financial Officer, Secretary and Director
Nicholas S. Maturo	56	President and Chief Operating Officer
John F. Kane	50	Executive Vice President—Marketing
Frederick A. Cardin	58	Director
Chester P. Schwartz	59	Director

        Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. Our Audit and Compensation Committees are composed of Messrs. Schwartz and Dr. Cardin, all of whom are independent directors. Mr. Schwartz is the chairman of our Audit Committee and our Audit Committee financial expert

        Russell A. Whitney, Chairman of the Board of Directors and Chief Executive Officer.    Mr. Whitney is our founder and has been Chairman and Chief Executive Officer of our company and its predecessors since 1987. He is also Chief Executive Officer and a director of all of our wholly-owned subsidiaries. Mr. Whitney is also an active real estate investor for his own account and has written and published three books on wealth building topics. Mr. Whitney devotes substantially all of his time to our business.

        Ronald S. Simon, Executive Vice President, Acting Chief Financial Officer, Secretary and Director.    Mr. Simon is a Certified Public Accountant has been our Chief Financial Officer and a member of our Board of Directors since August 1998. Mr. Simon was a self-employed certified public accountant from 1987 until he joined us as our Chief Financial Officer in June 1998. In June 2002, he was appointed our Executive Vice President. Mr. Simon holds a Bachelor of Science degree in accounting from the University of Illinois.

        Nicholas S. Maturo, Chief Operating Officer.    Mr. Maturo joined us in September 2002 and became our Chief Operating Officer in January 2003 and was elected as President on June 22, 2004. He was the Chief Operating Officer of Food Trader, Inc. from March 2000 to November 2002. From 1981 to January 2000, he held a number of executive positions with Kraft Foods and was Chief Information Officer when he left Kraft.

        John F. Kane, Vice President—Marketing.    Mr. Kane has been the President of Precision Software Services, Inc., one of our wholly-owned subsidiaries since 1993. Precision develops real estate investment and other basic business software and was purchased by us in November 2001. We appointed Mr. Kane our Vice President of Marketing in January 2003.

        Frederick A. Cardin, Director, joined us as a director in April 2003, and since June 1996, has been managing director of Harvard Growth Strategies, a consulting firm which advises clients on business strategies, financing and marketing. Dr. Cardin publishes articles and lectures on such topics as corporate, investment and international finance, strategic planning, financing, entrepreneurship, management, merger and acquisition planning and health care and environmental economics. From 1974 to 1981, he was first a member and then a partner and a director of the Cambridge Research Institute, a strategic planning consulting firm in Cambridge, Massachusetts. At the Cambridge Research Institute he led strategic analyses of the computer and telecommunications industries. In 1985 he founded and acted as Chairman and Chief Executive Officer of O!Deli Corporation, a publicly-traded food franchisor. O!Deli grew to 50 franchisees before its acquisition by Pacific Equities. From 1970 to 1971 he held a faculty appointment in international finance at the Harvard Business School, where he developed cases and teaching materials on speculation, arbitration and hedging in foreign exchanges. Dr. Cardin earned his MBA with distinction and his Doctorate in Finance from the Harvard Graduate School of Business Administration. He earned a Bachelor's degree in economics Summa Cum Laude from Tufts University, where he fulfilled degree requirements in economics, math and astronomy, minoring in physics. In 1968 he was elected to Phi Beta Kappa.

        Chester P. Schwartz, Director, joined us as a director in July 2003. Since 1970 he has been engaged in the private practice of law in Denver, Colorado, specializing in real estate and commercial law. He earned a Bachelor of Science and Juris Doctor degree from the University of Colorado.

Identification and Description of the Audit Committee

        The Company's Board of Directors has established a standing Audit Committee that consists of two directors. The current members of the Audit Committee are Messrs. Cardin and Schwartz. The Board of Directors has determined that each of these directors is "independent" as defined by the applicable rules of the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate and that Mr. Schwartz further qualifies as an "audit committee financial expert" as such term is defined in the applicable rules of the Securities and Exchange Commission.

        The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls and the audit process. Its duties include reviewing the adequacy of our internal accounting and financial controls, reviewing the scope and results of the audit plans of our independent and internal auditors, reviewing the objectivity, effectiveness and resources of the internal audit function, and assessing our financial reporting activities and accounting standards and principles. The Audit Committee also selects and engages our independent auditors and approves their fees. In 2004, the Committee met three times. All members of the Audit Committee meet the independence standards of the Securities and Exchange Commission.

        The Audit Committee has considered whether the provision of non-audit services performed by our independent auditors is compatible with maintaining that firm's independence.

Code of Ethics

        Our Board of Directors has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior executive officers. We have posted the Code of Ethics on our Web site at http://russwhitney.com. We intend to disclose any amendment to or waiver from the Code of Ethics applicable to any senior officer on a Form 8-K and/or on our Web site.

ITEM 11. EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning compensation paid to our Chief Executive Officer and others for the calendar years indicated below.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Award(s)(#)	Shares Underlying Options($)	All Other Compensation($)
Russell A. Whitney, CEO	2004 2003 2002 2001	600,000 400,000 350,000 250,000	600,000 275,000 450,000 100,000	— — — —	— — — —	— — 75,000 —	— — — —
Richard Brevoort, President(1)	2004 2003 2002 2001	0 0 125,000 100,000	0 0 50,000 50,000	— — — —	— — — —	— — 78,500 —	— — — —
Ronald S. Simon, Exec. Vice President, Secretary	2004 2003 2002 2001	250,000 180,000 100,000 55,000	250,000 75,000 50,000 25,000	— — — —	— — — —	100,000 50,000 75,000 —	— — — —
Nicholas Maturo, COO	2004 2003	250,000 180,000	250,000 20,000	— —	— —	100,000 45,000	— —
John Kane, Vice President	2004 2003	200,000 120,000	75,000 15,000	— —	— —	25,000 25,000	— —
Charles Miller, Chief Financial Officer(2)	2004 2003	175,000 120,000	175,000 15,000	— —	— —	25,000 10,000	— —

(1)
Mr. Brevoort passed away in September 2002.

(2)
Mr. Miller resigned on October 25, 2004.

        In May, 2003, we entered into a three-year employment agreement with Mr. Whitney which provides for a salary of $400,000 per year, together with bonuses to be granted by the Compensation Committee of our Board of Directors, and customary employee benefits, including health insurance. Mr. Whitney's salary was increased to $600, 000 for the year 2004. On October 12, 2004, Mr. Whitney voluntarily reduced his salary to help the company with cash flow. Bonuses granted by the Board of Directors to Mr. Whitney are expected to be between 50% and 150% of his salary, depending upon our level of profitability. In May, 2003, we also entered into three-year employment agreements with Messrs. Simon, Maturo, Miller and Kane, providing for initial annual salaries of $180,000, $180,000, $120,000 and $120,000, respectively, which were amended by the Compensation Committee for 2004 to be $250,000, $250,000, $175,000 and $200,000. These individuals also voluntarily reduced their salaries.

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

        The following table sets forth certain information regarding grants of stock options to Russell A. Whitney, Nicholas Maturo, Richard Brevoort, and Ronald S. Simon, the executive officers who received stock options during the years 2000 through 2004. The fair value of the grants has been estimated utilizing the Black-Scholes option pricing.

Name	Number of Underlying Securities Options/ SARs Granted During Last 12 Months		% of Total Options/SARs Granted During Last 12 Months	Exercise or Base Price ($/Sh) (weighted average)	Expiration Date	Grant Date Present Value
Russell A. Whitney	30,000	(1)	7%	$4.50	01/2014	$95,400	(4)
Richard Brevoort	—	(2)	0%	$—	—	$—
Ronald S. Simon	100,000		23%	$4.50	01/2014	$318,000	(4)
Nicholas Maturo	100,000		23%	$4.50	01/2014	$318,000	(4)
Charles Miller	25,000	(3)	6%	$4.50	01/2014	$79,500	(4)

(1)
Comprised of options granted to Mr. Whitney's wife and daughter both of who are employees of the Company.

(2)
Mr. Brevoort passed away in September 2002.

(3)
Mr. Miller reigned on October 25, 2004.

(4)
Our present value computations were based upon the following assumptions: 56.97% volatility, ten year life, risk free rate of return of 4.24% and a 0% dividend yield.

        The following table sets forth, on an aggregated basis, each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

Name	Shares Acquired on Exercise	Value Realized	# of Securities Underlying Unexercised Options/SARs at December 31, 2004	Value of Unexercised In-The Money Options/SARs at December 31, 2004
Russell A. Whitney	0	0	172,200	$178,773
Richard Brevoort	0	0	268,600	$282,938
Ronald S. Simon	0	0	443,000	$370,125
Nicholas Maturo	0	0	145,000	$0

        We have not adopted any retirement, pension or profit sharing plans for the benefit of our officers or directors although we adopted our 1998 Stock Option Plan for the benefit of our officers, directors, employees and consultants. We also offer our employees a 401(k) plan. Our contributions, charged to operations, for the years ended December 31, 2004, 2003, and 2002, were $140,329, $42,627, and $0, respectively.

Compensation of Directors

        Independent directors receive $10,000 per year for serving as members of the Board of Directors. Expenses incurred by our directors in attending Board meetings are reimbursed, and independent directors each receive 5,000 stock options under our 1998 Stock Option Plan upon joining our Board of Directors.

1998 Stock Option Plan

        In 1998 we adopted a stock option plan which provides for the grant of options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the

United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to employees.

        The purposes of the Plan are to attract and retain the best available personnel, to provide additional incentives to our employees and to promote the success of our business.

        We have reserved 2,187,500 shares of common stock for issuance under the Plan, which is administered by the compensation committee of our board of directors. Under the Plan, the compensation committee determines which individuals will receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option and the option price. As of December 31, 2004, options to purchase 1,827,475 shares of common stock at exercise prices ranging from $1.75 per share to $4.50 per share were outstanding under the Plan, and 360,025 shares remained available for future option grants. Of these options, 1,028,800 have been issued to executive officers and directors at exercise prices ranging from $1.81 per share to $4.50 per share.

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

        No incentive stock options are transferable by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option is only exercisable by the optionee. The exercise date of an option granted under the Plan must not be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by us will become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding. No options have been exercised under the Plan.

Equity Compensation Plan Information

        The following table provides information about compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance to employees or non-employees, such as directors and consultants, as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding) securities reflected in column(a)) (c)
Equity compensation plans approved by security holders • 1998 Stock Option Plan	1,827,475	$2.72	360,025
Equity compensation plans not approved by security holders	—	—	—

Total	1,827,475	$2.72	360,025

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

Name of Owner	Number of Shares	Position	Percent of Class(1)
Russell A. Whitney(2)	6,735,600	Chairman of the Board of Directors and Chief Executive Officer	76.6%
Ronald S. Simon(3)	478,125	Executive Vice President, Acting Chief Financial Officer, Secretary and Director	5.28%
Nicholas S. Maturo(4)	150,000	President and Chief Operating Officer	1.71%
John F. Kane	206,333	Vice President—Marketing	2.4%
Frederick A. Cardin	5,000	Director	(5)
Chester P. Schwartz	5,000	Director	(5)

All officers and directors as a group (six persons)	7,581,058		80.15%

(1)
Includes stock options exercisable within 60 days from the date of the prospectus.

(2)
Comprised of 6,615,600 shares held jointly by Mr. Whitney and his wife and 120,000 stock options held by members of Mr. Whitney's family.

(3)
Comprised of 35,125 shares and 443,000 stock options.

(4)
Comprised of 5,000 shares and 145,000 stock options

(5)
Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In 2003 we leased 2,242 square feet of office space at 4818 Coronado Parkway, Cape Coral, Florida 33904 from Russell A. Whitney, our Chairman and Chief Executive Officer, on a monthly basis without a written lease for $2,242 per month. We elected to lease the property on a monthly basis without a written lease as we were uncertain of whether we would continue to use this space, considering we recently purchased our own office building in Cape Coral and may move into additional space in that building when current leases to non-affiliates expire. In 2004 we vacated this space. We lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, 9,000 square feet of space at 1625 E. Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer and his wife Ingrid. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004, respectively. The monthly rentals are $1,943, $7,950, and $7,238 respectively. The terms of the leases are no less favorable than those which we could obtain from an independent third party.

        We provided payroll services to Whitney Leadership Group, Inc., a company previously owned and managerially and operationally controlled by Mr. Whitney which we acquired in July 2003.Whitney

Leadership owns the rights to our television real estate infomercials which we use to attract students to our free informational training sessions, a number of our educational books and tapes and one of our course offerings, for which we paid Whitney Leadership $1.00 for each person who registers for our free informational training sessions.

        MRS Equity Corp. provided software products and services to us which we market that allows mortgagees to pay their mortgages every two weeks rather than monthly, thereby reducing mortgage payments over the life of the mortgage and increasing principal reductions. We provided MRS with payroll services. MRS is a wholly-owned subsidiary of Equity Corp. Holdings, Inc., which was previously owned and managerially and operationally controlled by John F. Kane, our Vice President of Marketing and which we acquired in July 2003.

        The dollar amount of products we purchased from MRS is (in thousands):

	2004	2003	2002
MRS Equity Corp.	$—	$47	$678

        Fees we paid to Whitney Leadership are as follows (in thousands):

	2004	2003	2002
Whitney Leadership Group, Inc.	$—	$88	$211

        Payroll service fees we received from affiliates are as follows (in thousands):

	2004	2003	2002
MRS Equity Corp.	$—	$63	$145
Whitney Leadership Group, Inc.	$—	$—	$14

        In September 2001, we purchased for $212,500 a 20% interest in Rancho Monterey, S.A., a Panama company organized in May 2001 to develop unimproved real estate in Costa Rica. Prior to our investment, Rancho Monterey was owned by four persons, comprised of three nonaffiliated persons and Mr. Whitney, each of whom owned 25% of Rancho Monterey. We paid the same price for our interest in Rancho Monterey as the other four persons paid. In the summer of 2003, we acquired an additional 10% interest in Rancho Monterey, thus increasing our holdings to 30% of Rancho Monterey through the issuance of $650,000 indebt. We also own 6% of Monterey del Este (a Panama Company organized to develop unimproved real estate in Costa Rica) and a 20% interest in Monterey del Mar (a Panama Company organized to develop an ocean-front boutique hotel on the pacific Coast Rica). Mr. Whitney also indirectly owns 11.4% of Rancho Monterey and 6% of Monterey del Este. Ronald Simon, Executive Vice President, indirectly owns 1.4% of Rancho Monterey.

        In July 2003, we acquired from John F. Kane, our Vice President of Marketing, all of the outstanding shares of Equity Corp. Holdings, Inc., which owns MRS Equity Corp., for a purchase price of $250,000, comprised of $62,500 in cash, 62,500 shares of our common stock valued at $125,000 at closing and $62,500 payable one year from the closing date evidenced by a promissory note bearing interest at 7% per annum. We also agreed to assume and pay a promissory note issued to Mr. Whitney by Equity Corp. on June 1, 2002 in the amount of $4,750,000 payable $1,000,000 in July 2003 and July 2004 and ten installments of $275,000 payable in January and July beginning in 2005 through 2009. The unpaid balance bears interest at 7% per annum. Equity Corp. incurred this $4,750,000 obligation when it elected to redeem all of Mr. Whitney's stock ownership in Equity Corp., which amounted to 90% of the outstanding stock of Equity Corp., as of June 1, 2002.

        In July 2003, we acquired all of the outstanding common stock of Whitney Leadership Group, Inc. from Mr. Whitney and his wife, for a purchase price of $1,200,000, which was paid $300,000 at closing and $300,000 payable in each of the following three years. The outstanding balance is evidenced by a promissory note bearing interest at 7% per annum.

        From 1999 to 2004 we granted 120,000 stock options to Mr. Whitney's wife and two children, all of whom are employees of our company. Mr. Whitney's wife has been an employee since 1992, his daughter has been an employee since 1995 and his son has been an employee since 2000. We also granted 25,600 stock options to the wife of Mr. Brevoort, a former executive officer. Mrs. Brevoort has been an employee since 1992. All were granted stock options under our employee stock option plan.

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

        From time to time, Mr. Whitney benefits from our students' purchase of residential lots and the construction of homes on lots they acquire in the Cape Coral, Florida area. Lots purchased by students may be sold to them by Mr. Whitney or other lot owners. The purchase price of lots sold by Mr. Whitney is consistent with lot prices sold by others in the Cape Coral area. Mr. Whitney receives a salary from Gulfstream Development Corp. Mr. Whitney owns 25% of the stock of Gulf Stream. Mr. Whitney personally benefits from these transactions. We receive $1,000 for every Gulfstream home sold. This amounted to $282,000 in 2004. As we are not in the business of selling land and constructing homes, Mr. Whitney is not prevented from revenue opportunities with his personal activities. We have elected not to enter into the business of selling lots to students or building homes for them, as we do not believe the returns in doing so would match our returns in the post-secondary education business. Our decision not to enter either of these businesses was unanimously ratified by a vote of our independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado ("EKS&H"), conducted the audit of our financial statements for the year ended December 31, 2004. It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the Securities and Exchange Commission. As a result, our directors do specifically approve, in advance, nonaudit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence.

        EKS&H's audit fees billed to us during 2004 were approximately $170,000 Audit related fees billed to us during 2004 were approximately $27,000 for the audit of the Company's 401(k) plan and tax fees billed to us during 2004 for tax services were approximately $63,000. We have concluded that the provision of services by EKS&H is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Reports on Form 8K

(i)
On June 11, 2004 on Form 8K, we reported we had prepaid a promissory note to its Chairman and Chief Executive Officer.

(ii)
On September 8, 2004, on Form 8K, we reported we had entered into an agreement to assume operational control over the business and post-secondary educational products of Discount Buyers Association of America.

(iii)
On October 21, 2004, on Form 8K, we reported it had issued a press release regarding a reduction in its workforce.

(iv)
On October 26, 2004, on Form 8K, we reported the resignation of Charles E. Miller, its Principal Accounting Officer.

(v)
On November 22, 2004, on Form 8K, we reported the resignation of Gonzolo DeRamon, a member of the Board of Directors.

(b)
Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amended Articles of Incorporation(1)
3.4	Amended Articles of Incorporation(1)
4.1	Specimen Stock Certificate(1)
10.01	Ontario Canada Office Lease(2)
10.02	Utah Office Lease(2)
10.03	Business Advisory Agreement with Newbridge Securities Corporation(2)
10.04	1998 Stock Option Agreement(2)
10.05	Agreement to Purchase Precision Software Services, Inc.(2)
10.06	Agreement to Purchase MRS Equity Corp.(2)
10.07	Employment Agreement with Mr. Whitney(2)
10.08	Employment Agreement with Mr. Simon(2)
10.09	Employment Agreement with Mr. Maturo(2)
10.10	Employment Agreement with Mr. Miller(2)
10.11	Employment Agreement with Mr. Kane(2)
10.12	Purchase Agreement—Teach Me To Trade(2)
10.13	Purchase Agreement—Whitney Leadership Group(2)
10.14	Purchase Agreement—Success Development, Inc.(3)
10.15	Purchase Agreement—SpeakTec, Inc.(4)
14.1	Code of Ethics(5)
21	List of Subsidiaries
31.1	Certification of Periodic Report—Chief Executive Officer
31.2	Certification of Periodic Report—Chief Financial Officer
32.1	Certification of Periodic Report—Chief Executive Officer
32.2	Certification of Periodic Report—Chief Financial Officer
99.1	Class A Warrant Agreement(1)
99.2	Class B Warrant Agreement(1)
99.3	Non-Qualified Incentive Stock Option Plan(1)

99.4	Distribution and Management Agreement—Discount Buyers Association of America, Inc.(6)
99.5	Option Agreement—Discount Buyers Association of America, Inc.(6)

(1)
Incorporated by reference to our Registration Statement on Form 10SB12G (SEC File No. 000-27403).

(2)
Incorporated by reference to our Registration Statement on Form S-1 (SEC File No. 333-103156).

(3)
Incorporated by reference to our Current report on Form 8K dated December 2, 2003

(4)
Incorporated by reference to our Current report on Form 8K dated October 17, 2003

(5)
Incorporated by reference to our Current report on Form 10K dated March 30, 2004

(6)
Incorporated by reference to our Current report on Form 8K dated September 8, 2004

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.
Dated: April 15, 2005	By:	/s/ RUSSELL A. WHITNEY Russell A. Whitney Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	Chairman of the Board of Directors and Chief Executive Officer	April 15, 2005
/s/ NICHOLAS S. MATURO Nicholas S. Maturo	President and Chief Operating Officer	April 15, 2005
/s/ RONALD S. SIMON Ronald S. Simon	Executive Vice President, Acting Chief Financial Officer, Acting Principal Accounting Officer and Director	April 15, 2005