Form 10-Q
period 2005-03-31
WHITNEY INFORMATION NETWORK INC
filed 2005-05-20
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

The Issuer had 8,704,410 and 8,618,186 shares of common stock outstanding as of March 31, 2005 and December 31, 2004.

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements

As of March 31, 2005 and December 31, 2004

And for the Three Months Ended March 31, 2005 and 2004

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidated Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,312	$6,848
Accounts receivable, net	171	448
Accounts receivable, affiliates	1,289	1,168
Prepaid advertising and other	2,375	1,977
Inventory	1,438	1,390
Deferred seminar expenses	9,258	8,825
Total current assets	27,843	20,656

Other assets
Property and equipment, net of accumulated depreciation of $2,796 (2005) and $2,532 (2004)	25,450	24,781
Intangible assets, net of accumulated amortization of $1,097 (2005) and $900 (2004)	6,156	6,353
Goodwill	2,000	1,500
Investment in related parties	2,716	3,548
Other assets	117	117
Total other assets	36,439	36,299

Total assets	$64,282	$56,955

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,470	$7,413
Accrued seminar expenses	1,627	2,174
Deferred revenue	70,136	62,689
Accrued expenses	2,580	3,999
Current portion of long-term debt	571	504
Total current liabilities	80,384	76,779

Long-term debt, less current portion	11,654	11,808
Total liabilities	92,038	88,587

Minority Interest	1,915	1,977

Stockholders’ deficit
Common stock, no par value, 25,000,000 shares authorized, 8,704,410 and 8,618,186 shares issued and outstanding	3,436	3,269
Paid-in capital	449	449
Foreign currency translation adjustment	(560)	(182)
Accumulated deficit	(32,996)	(37,145)
Total stockholders’ deficit	(29,671)	(33,609)

Total liabilities and stockholders’ deficit	$64,282	$56,955

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidated Statements of Operations

(in thousands, except earnings per share)

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Sales	$40,170	$38,509

Expenses
Direct course expenses	18,835	15,418
Advertising and sales expense	11,898	12,837
General and administrative expense	5,329	10,206
Total expenses	36,062	38,461

Income from operations	4,108	48

Other income (expense)
Interest and other income	70	420
Interest expense	(91)	(260)
Minority interest	62

Net income	$4,149	$208

Basic Net income per common share	.48	.02

Diluted Net income	.48	.02

Weighted average shares outstanding	8,676	8,560

Diluted weighted average common shares outstanding	8,677	9,580

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$4,149	$208
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	480	253
Loss (gain) on sale of asset	18	(305)
Minority interest	(62)
Changes in assets and liabilities
Accounts receivable	277	126
Accounts receivable, affiliates	(121)	157
Prepaid advertising and other	(398)	270
Inventory	(48)	(699)
Deferred seminar expenses	(433)	(964)
Other assets	—	20
Accounts payable	(1,943)	(1,841)
Accrued seminar expense	(547)	1,587
Deferred revenue	7,447	7,956
Accrued expenses	(1,419)	663
	3,251	7,223
Net cash provided by operating activities	7,400	7,431

Cash flows from investing activities
Proceeds from sale of asset	13	827
Purchases of property and equipment	(451)	(559)
Investment in related parties	(33)
Net cash provided by investing activities	(471)	268

Cash flows from financing activities
Principal payments on note payable – officer/stockholder	—	(150)
Payments of principal on long-term debt	(87)	(39)
Proceeds from exercise of stock options		24
Net cash used in financing activities	(87)	(165)

Net increase in cash and cash equivalents	6,842	7,534

Foreign currency translation	(378)	55

Cash and cash equivalents, beginning of period	6,848	15,021

Cash and cash equivalents, end of period	$13,312	$22,610

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Supplemental cash flow information:

Cash paid for interest was $88,050 and $259,608 for the three months ended March 31, 2005 and 2004, respectively.

Supplemental disclosure of non-cash activity:

During 2005, we issued  85,470 shares of common stock, valued at  $166,667 in exchange for assets we recorded as goodwill and agreed to pay $333,333 for the final payment as part of the Speak Tec purchase agreement..

During 2004, the SCB Building, LLC, in which the Company has a 50% equity interest, made improvements to the building of $2,717,000 through the use of proceeds of long-term debt.

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ended December 31, 2005.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and provides the required pro forma disclosures prescribed by SFAS 123 and SFAS 148.

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the quarters ended March 31, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three months ending March 31, (in 000’s except per share amounts):

	Three Months ended
	March 31,
	2005	2004
Net Income – as reported	$4,149	$208
Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct stock-based compensation expense determined under fair value based method, net of tax	—	1,425
Net Income – pro forma	4,149	(1,217)
Basic Earnings per Share-as reported	.48	—
Diluted Earnings per Share-as reported	.48	—
Basic Earnings per Share-pro forma	.48	.
Diluted Earnings per Share-pro forma	.48

Note 2 – Earnings per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options.

Note 3 – Related Party Transactions

We have rented a training facility located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pay rent on annual leases. Rentals under the related party leases were $51,393 and $29,679  for the three months ended March 31, 2005 and 2004, respectively. We lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, 9,000 square feet of space at 1625 E.

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

MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc., which manages the processing of payments through customer’s accounts to the mortgage holder, was acquired by the Company in 2003.  Prior to July 2003, the Vice President of Marketing of Whitney Information Network, Inc. owned and controlled MRS Equity Corp.

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

Accounts receivable, affiliates are as follows (in thousands):

	March 31, 2005	December 31, 2004
Accounts receivable, foreign investment	$1,219	$1,056
Accounts receivable, SDI	—	19
Accounts receivable, commission overpayment	—	56

Total accounts receivable, affiliates	$1,219	$1,131

Note 4 – Commitments and Contingencies

Litigation

We are not involved in any material asserted or unasserted claims and actions arising out of the normal course of its business that in our opinion, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on our financial position.

Other

We carry liability insurance coverage, which it considers sufficient to meet regulatory and consumer requirements and to protect  our employees, assets and operations.

We, in the ordinary course of conducting its business, are subject to various state and federal requirements.  In the opinion of management, we are in compliance with these requirements.

Note 5 – Income Taxes

As of March 31, 2005 and December 31, 2004, the Company has net operating loss (NOL) carryforwards for tax purposes of approximately $32,400,000 and $35,318,000, respectively, which expire in the years 2020 through 2025.

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

The accompanying balance sheets include the following (in thousands):

	March 31, 2005	December 31, 2004
	(Unaudited)

Deferred tax asset from NOL carryforward	$12,206	$13,209
Deferred tax liability from deferred expense recognition	(3,200)	(2,962)
Total deferred tax asset	9,006	10,247

Valuation allowance for deferred tax asset	(9,006)	(10,247)

Net deferred tax asset	$—	$—

Note 6 - Stockholders’ Equity and Transactions

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

The following table presents the activity for options outstanding (in thousands, except Weighted Average Exercise Price):

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding - December 31, 2002	1,406	$1.93
Granted	202	$3.80
Forfeited/canceled	(180)	$(2.19)
Exercised	(6)	$(2.60)

Outstanding - December 31, 2003	1,422	$2.17
Granted	415	$4.50
Forfeited/canceled	(15)	$(1.98)
Exercised	(11)	$(1.88)

Outstanding – December 31, 2004	1811	$2.71
Granted	—	—
Forfeited/canceled	(46)	(4.28)
Exercised	—	—

Outstanding – March 31, 2005	1,765	2.65

The following table presents the composition of options outstanding and exercisable (in thousands except per share prices):

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*
$1.75	40	40	$1.75	5.08
$1.81	305	305	$1.81	7.00
$1.88	248	248	$1.88	4.41
$2.00	595	595	$2.00	4.41
$3.10	15	15	$3.10	7.41
$3.70	142	142	$3.70	7.91
$3.90	45	11	$3.90	8.58
$4.10	10	3	$4.10	8.00
$4.50	365	91	$4.50	8.83

$1.75 to $4.50	1,765	1,486		6.85

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause our actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, we have identified important factors that could cause actual results to differ materially from such expectations, including operating uncertainty, acquisition uncertainty, uncertainties relating to economic and political conditions and uncertainties regarding the impact of regulations, changes in government policy and competition We assume no responsibility to update forward-looking information contained herein.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

None of our businesses are subject to seasonal fluctuations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 compared to March 31, 2004

Total revenue for the three months ended March 31, 2005 was $ 40,170,000, an increase of $1,661,000, or 4% compared to the same period in 2004. Tuition for our 3-Day Basic Training events from students enrolled in our Free Preview was $7,256,000 a decrease of $4,456,000 over the comparable period in 2004. This decrease is a result of reduction in the tuition charged to the basic courses which we instituted with the goal of increasing the number of students enrolling in the advanced courses. The enrollment in our advanced courses begins at the 3-Day Training, and the fulfillment of which starts about one-to-two months later. Revenue from our advanced training events increased to $32,934,000 an increase of $6,137,000 over the comparable period in 2004.

Net Income

Net income for the three months ended March 31, 2005 was $4,149,000, as compared to a profit of $208,000 for the three months ending March 31, 2004, an increase of $3,941,000. Net income per share was $.49, as compared to $.02 for a similar period last year. This increase is directly attributable to an increase in the delivery of 3 Day basic training courses, realization of more efficient advertising, and general and administrative costs. The change in net income is a trend that is expected to continue, as the backlog of course trainings purchased and undelivered is reduced, the amount of course deliveries will continue to grow, and no significant change in the ratio of expense is anticipated. Deferred revenue, which is the net backlog of training courses purchased and not yet delivered, increased by $7,447,000 during the first three months of 2005, compared to an increase of $7,956,000 for the same comparable period in 2004.

In the first quarter of 2005, the Company reduced the tuition charged to students for certain of our basic courses. While the tuition derived from the 3-Day Basic Training events has decreased, the ratio of students enrolling in basic trainings has increased from 8.58% for the first quarter of 2004 to 22.16% for the first quarter of 2005. When we instituted this price reduction, we did so with the goal of increasing the number of attendees at our paid training sessions. The table below indicates an increase in the number of attendees at the 3 Day Basic Training, therefore generating more advanced training buyers. This increase is now reflected in the deferred revenue increase in the first quarter of this year and should produce a rise in the students attending Advanced Training sessions in the future.

The following table will illustrate the number of events and the number of attendees for the comparative periods.

	Quarter Ending March 31, 2005	Quarter Ending March 31, 2004
Number of Events
Free Preview Training	180	135
3 Day Basic Training	191	93
Advanced Training	217	199
Total	588	427

Number of Students Attending
Free Preview Training	73,935	76,680
3 Day Basic Training	17,006	5,467
Advanced Training	3,787	3,436
Total	94,725	85,583

During the fourth quarter of 2004, we implemented new marketing strategies aimed at expanding our student base for all our brands. This resulted in increased focus on those geographic markets that have historically proven to be the most responsive to our message while utilizing the most cost-efficient media channels within those markets. Coupled with new pricing strategies, this effort has resulted in increased attendance at our 3-Day Basic Training courses and has increased interest in and demand for our advanced training.

Direct Course Expenses

There are two components of costs included in direct course expenses.  The first component is variable and is consistent with the costs associated with revenue generated.  These costs include instructor fees, facility costs, and travel expenses.  The second component relates to the costs associated with the initial free preview training.  This introductory course is offered to provide information to the student about our basic 3-Day training and products and services.  There is no revenue associated with this course.  The revenue that is generated relates to the future courses that the students enroll in.  The costs relating to these initial courses then have a significant impact on the relationship between revenue and costs.  In periods in which there is a significant amount of new initial courses, as compared to advanced courses, the percentage relationship between direct course expenses and revenue increases.  In periods in which there are more advanced courses, as compared to initial courses, the percentage relationship between direct course expenses and revenue decreases.  The only expense that is deferred until the related revenue is realized is the related commissions paid.

Direct course expenses increased for the first quarter of 2005 to $18,835,000, an increase of $3,417,000, or 22% over the prior comparable period in 2004 of $15,418,000. This increase in expenses is consistent with the increase in the amount of all types of courses that were held during the periods in question. Direct course expenses, as a percentage of revenue, rose to 46.9% for the first quarter of 2005, as compared to 40.0% for the comparable period in 2004. We expect the ratio of expenses to revenue to fall as the number of students attending advanced training courses increases.

Advertising and Sales Expense

Advertising and selling expenses, of which advertising represented approximately 83% of these expenses for the three months ended March 31, 2005, was $11,898,000, a decrease of $940,000, or 7%, compared to the same period in 2004. This decrease is disproportionate to the increase in the amount of free preview training events held during the period (17%). Many improvements have been made over the past few months to improve the quality of media buys and better media scheduling. These improvements have been instrumental in continuing to attract increasing numbers of new enrollees into our programs. This trend in continued expansion of our markets is expected to continue throughout the year as many of the projects that are planned are introduced through the rest of the year. Sales expense as a percent of revenue decreased from 33.3% to 29.6%, and that trend is expected to continue.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expense, and depreciation and amortization expense.

General and administrative expenses were $5,370,000, a decrease of $4,836,000, or 166% over the comparable period in 2004 of $10,206,000. Payroll and payroll benefits account for approximately 65% of total general and administrative expenses. On October 21, 2004 we announced a corporate reorganization and streamlined the workforce through a reduction of 15% of our global workforce. Those economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. In the first three months of 2004, they were 26.5% of revenues. In 2005 they improved to 13.4% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.

LIQUIDITY AND CAPITAL RESOURCES

Our  capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  Cash increased by $6,842,000 to $13,312,000, compared to an increase of $7,534,000 in the previous comparable period in 2004.  This increase is generated almost exclusively from operating activities and is directly attributable to the increase in sales, decrease in general and administrative expenses, and increase in net income.

Cash provided by operating activities was $7.40 million and $7.42 million for the three months ended March 31, 2005 and 2004, respectively.

Cash (used in) provided by in investing activities was ($471,000) and $268,000 for the three months ended March 31, 2005 and 2004, respectively.  Cash used to purchase fixed and intangible assets was $451,000 for the three months ended March 31, 2005 as compared to $559,000 for the same period in 2004. We will continue to invest in fixed assets in future periods for facility expansion, computer and software upgrades, and geographic expansion. Cash provided by or used in investing activities is not anticipated to change as a percentage of cash flows.

The cash used in financing activities was $87,000 and $189,000 for the three months ended March 31, 2005 and 2004, respectively.  These activities consist primarily of reduction of long-term debt. Long-term debt was reduced $87,000 for the three months ended March 31, 2005. As we continue to generate cash flow from operations, it will consider additional reduction of long- term debt as a financing option. Cash used in investing activities is not anticipated to change as a percentage of cash flows.

At March 31, 2005 we had unused letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000, which are supported by certificates of deposit.  These letters of credit expire in October 2005 and January 2006 and the certificates of deposit carry an interest rate of 2.9% and 3.68%, respectively.

Historically, we have been able to fund all of its operations from existing working capital.  We intend to continue to use working capital for operating purposes.  From time to time, we evaluate potential acquisitions of business products or technologies that complement our business.  To the extent that resources are insufficient to fund future activities, we may need to raise additional funds.  However, there can be no assurance that additional funding, if needed, will be available.  If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

On April 22, 2005, we sold property located at 4706 Coronado Parkway, Cape Coral, Florida . The proceeds, of which, were $1,208,000.

We believe our cash resources are more than sufficient to fund our operations and growth plans for the next 12 months.

The following reflects our commitments for capital expenditures, debt and other commitments (in thousands).

	Capital Expenditures	Debt	Operating Lease Commitments	Total
2005	—	417	365	782
2006	—	553	391	944
2007	—	1,500	301	1,801
2008	—	7,836	123	7,637
2009		332	127	459
Thereafter	—	1,587	108	1,695

Total	—	12,225	1,415	13,640

Impact of Inflation

Inflationary factors such as increases in the costs of presenting seminars and labor directly affect the Company’s operations. The Company’s leases require payment of taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company’s future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

Depreciation expense is based on the historical cost to the Company of its fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Over the past few years, we have expanded our international sales and marketing efforts. Our exposure to foreign currency and other international business risks may increase as our international business grows.    We can be exposed to foreign currency risks through our subsidiary operations in the United Kingdom, Canada and Europe As of March 31, 2005,  approximately $719,000 or our cash balances were denominated in non-US currencies. We do not employ any risk mitigation or hedging techniques with respect to amounts exposed to fluctuations in foreign currency exchange rates.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such is defined in Rules 13a-13(c)  and 15d-14(c)under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of March 31, 2005, our disclosures and procedures are effective in alerting them on a timely basis to material information relating to us (including our controlled subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

 In connection with the audit of the year ended December 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, our auditors communicated to us matters they considered to be material weaknesses in the Registrant’s internal controls relating to the turnover and adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the acting Chief Financial Officer/Vice-President of Finance to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to reduce the workload of these individuals. In addition, the auditors also communicated to us that additional expertise was needed in those departments in the area of SEC reporting. This staffing situation contributed to certain accounts not being reconciled on a timely basis, certain business transactions not documented in an appropriate manner and certain accounting records not properly maintained. We are addressing this concern and are in the process of further enhancing its staff.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended March 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit No.	Description

	31.1	Certification of Periodic Report-Chief Executive Officer
	31.2	Certification of Periodic Report-Acting Chief Financial Officer
	32.1	Certification of Periodic Report-Chief Executive Officer
	32.2	Certification of Periodic Report-Acting Chief Financial Officer

(b)	Reports on Form 8-K
No reports were filed on Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: 5/20/2005	By:	/s/Russell A. Whitney
Russell A. Whitney
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	Chairman of the Board of Directors and	5/20/2005
Russell A. Whitney	Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	5/20/2005

/s/Ronald S. Simon	Secretary/Treasurer/Acting Chief Financial	5/20/2005
Officer/Principal Accounting Officer

/s/Frederick A. Cardin	Director	5/20/2005
Frederick A. Cardin

/s/Chester P. Schwartz	Director	5/20/2005
Chester P. Schwartz