Form 10-Q
period 2005-06-30
WHITNEY INFORMATION NETWORK INC
filed 2005-08-12
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

The Issuer had 8,704,410 common shares of common stock outstanding as of August 10, 2005.

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements

As of June 30, 2005 and December 31, 2004

And for the Three and Six Months Ended June 30, 2005 and 2004

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,012	$6,745
Restricted cash	5,392	103
Accounts receivable trade, net	321	448
Accounts receivable, other	1,163	1,168
Prepaid advertising and other	1,398	1,977
Inventory	1,103	1,390
Deferred seminar expenses	9,593	8,825
Total current assets	34,982	20,656

Other assets
Property and equipment, net of accumulated depreciation of $3,047 (2005) and $2,532 (2004)	24,420	24,781
Intangible assets, net of accumulated amortization of $1,436 (2005) and $900 (2004)	5,866	6,353
Goodwill	2,000	1,500
Investment in related parties	2,706	3,548
Other assets	125	117
Total other assets	35,117	36,299

Total assets	$70,099	$56,955

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,054	$7,413
Accrued seminar expenses	1,529	2,174
Deferred revenue	74,552	62,689
Accrued expenses	3,542	3,999
Current portion of long-term debt	579	504
Total current liabilities	83,256	76,779

Long-term debt, less current portion	11,501	11,808
Total liabilities	94,757	88,587

Minority Interest	1,687	1,977

Commitments

Stockholders’ deficit
Common stock, no par value, 25,000,000 shares authorized, 8,704,410 and 8,618,186 shares issued and outstanding	3,436	3,269
Paid-in capital	449	449
Foreign currency translation adjustment	(393)	(182)
Accumulated deficit	(29,837)	(37,145)
Total stockholders’ deficit	(26,345)	(33,609)

Total liabilities and stockholders’ deficit	$70,099	$56,955

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except earnings per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$46,520	$38,607	$86,690	$77,115

Expenses
Direct course expenses	25,234	13,947	44,069	24,702
Advertising and sales expenses	12,917	22,301	24,815	42,242
General and administrative expenses	5,902	7,330	11,231	15,096
Total expenses	44,053	43,578	80,115	82,040

Gain (loss) from operations	2,467	(4,971)	6,575	(4,925)

Other income (expense)
Equity earnings from foreign investment	(7)	144	(7)	144
Gain on sale of asset	524	—	524	305
Minority interest	228		290
Interest and other income	127	615	197	786
Interest expense	(180)	(107)	(271)	(366)
Total other income (expense)	692	652	733	869

Income (loss) before income taxes	3,159	(4,319)	7,308	(4,056)

Income tax benefit	—	—	—	—

Net income (loss)	3,159	(4,319)	7,308	(4,056)

Other comprehensive loss

Effect of exchange rates	(211)	(49)	(211)	(104)

Comprehensive income (loss)	2,948	(4,368)	7,097	(4,160)

Basic income (loss) per share	$.36	$(.50)	$.84	$(.47)

Basic weighted average shares outstanding	8,704	8,568	8,690	8,563

Diluted earnings per share	.35	(.50)	.83	(.47)

Diluted weighted average shares outstanding	8,947	8,568	8,802	8,563

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$7,308	$(4,056)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity (earnings) loss in foreign corporation	(7)	(144)
Minority interest	(290)
Depreciation and amortization	957	552
Gain on sale of asset	(524)	(304)
Changes in assets and liabilities
Restricted cash	(5,289)
Accounts receivable trade	127	613
Accounts receivable, other	5	124
Prepaid advertising and other	579	183
Inventory	287	(872)
Deferred seminar expenses	(768)	(1,569)
Other assets	(8)	20
Accounts payable	(4,359)	(301)
Accrued seminar expense	(645)	1,135
Deferred revenue	11,863	11,264
Accrued expenses	(457)	1,015
	1,471	11,716
Net cash provided by operating activities	8,779	7,660

Cash flows from investing activities
Proceeds from sale of asset	1,344	827
Contingent payment made on Speak Tech purchase agreement	(333)
Purchases of property and equipment		(3,816)
Net cash used in investing activities	1,011	(2,989)

Cash flows from financing activities
Principal payments on note payable – officer/stockholder	—	(4,713)
Payments of principal on long-term debt	(312)	(89)
Proceeds from exercise of stock options	—	26
Net cash from (used in) financing activities	(312)	(4,776)

Foreign currency translation	(211)	(104)

Net increase in cash and cash equivalents	9,267	(209)

Cash and cash equivalents, beginning of period	6,745	15,021

Cash and cash equivalents, end of period	$16,012	$14,916

Supplemental cash flow information:

Cash paid for interest was $181,000 and $366,200 for the six months ended June 30, 2005 and 2004, respectively.

Supplemental disclosure of non-cash activity:

In 2005, we transferred $849,000 of land to property, plant and equipment.

During 2005, we issued 85,470 shares of common stock, valued at $166,667 in exchange for assets we recorded as goodwill and paid during the second quarter of 2005 $333,333 for the final payment as part of the Speak Tec purchase agreement.

During 2005, we acquired $80,000 of fixed assets through the issuance of a note payable for the same amount.

During 2004, the SCB Building, LLC, in which the Company has a 50% equity interest in, made improvements to the building of $2,350,000 through the use of proceeds of long-term debt.

See notes to financial statements.

Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The Company’s contracts for courses require that courses must be attended within one year of registration. The Company’s policy has been to recognize revenue at the earlier of the attendance of the course or one year from the date of registration. During the second quarter of 2005, the Company’s United Kingdom subsidiary modified its contracts to be consistent with that of its parent and recognized approximately $1.3 million of revenue from course registrations that had been outstanding for greater than one year.

During the second quarter of 2005, the entity that handles the Company’s merchant credit card processing increased the reserve for returns on credit card transactions from less than 1% of monthly credit card transactions to 5% of monthly credit card transactions.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the quarters ended June 30, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three months and six months ending June 30, (in 000’s except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income - as reported	3,159	(4,368)	7,308	(4,160)
Stock-based compensation expense included in reported net income
Deduct stock-based compensation expenses determined under fair value based method	(63)	(543)	(63)	(882)
Net Income - pro forma	3,096	(4,911)	7,246	(5,042)
Basic Earnings per Share-as reported	0.36	(0.51)	0.84	(0.49)
Diluted Earnings per Share-as reported	0.35	(0.51)	0.83	(0.49)
Basic Earnings per Share-pro forma	0.36	(0.57)	0.83	(0.57)
Diluted Earnings per Share-pro forma	0.35	(0.57)	0.82	(0.57)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Periods Ended June 30,
	2005	2004

Approximate risk free rate	3.92%	4.62%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	76.98%	34.62%

Estimated fair value of total options granted	$63	$882

Note 2 – Earnings per Share

Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options.  Includes 1,188,000 options that were dilutive for the three and six months ended June 30, 2005. Additionally 607,000 options were excluded from the diluted earnings per share, however they could dilute future earnings per share.

Note 3 – Related Party Transactions

We have rented a training facility located in Cape Coral, Florida, since 1992 from the Chairman of the Board and pay rent on annual leases. Rentals under the related party leases were $51,393 and $29,679 and $102,786 and $80,072 for the three months and six months ended June 30, 2005 and 2004, respectively. We lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, 9,000 square feet of space at 1625 E. Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral Florida, from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer and his wife Ingrid. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004, respectively. The monthly rentals are $1,943, $7,950, and $7,238 respectively. The terms of the leases are no less favorable than those which we could obtain from an independent third party.

MRS Equity Corp. is a 100 percent subsidiary of Equity Corp. Holdings, Inc., which manages the processing of payments through customer’s accounts to the mortgage holder, was acquired by the Company in 2003.  Prior to July 2003, the Executive Vice President (Marketing) of Whitney Information Network, Inc. owned and controlled MRS Equity Corp.

Whitney Leadership Group is a company that holds all the copyright and intellectual property rights associated with the educational materials for the real estate division and licenses the rights to the Company for payment, and was acquired by the Company in July 2003.  Prior to July 2003 the Chairman of the Board of Whitney Information Network, Inc. was the President and Chief Operating Officer of Whitney Leadership Group, Inc.

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding - December 31, 2002	1,406	$1.93
Granted	202	$3.80
Forfeited/canceled	(180)	$(2.19)
Exercised	(6)	$(2.60)

Outstanding - December 31, 2003	1,422	$2.17
Granted	415	$4.50
Forfeited/canceled	(15)	$(1.98)
Exercised	(11)	$(1.88)

Outstanding – December 31, 2004	1,811	$2.71
Granted	30	2.55
Forfeited/canceled	(46)	(4.28)
Exercised	—	—
Outstanding – June 30, 2005	1,795	2.65

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices	Number of Options Outstanding	Number of Options Exercisable	Price*	Life*

$1.75	40	40	$1.75	4.83
$1.81	305	305	$1.81	6.75
$1.88	248	248	$1.88	3.96
$2.00	595	595	$2.00	4.09
$2.55	30	30	$2.55	9.92
$3.10	15	15	$3.10	7.17
$3.70	142	142	$3.70	7.68
$3.90	45	45	$3.90	8.33
$4.10	10	10	$4.10	7.75
$4.50	365	365	$4.50	8.58

$1.75 to $4.50	1,795	1,795		5.98

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the first quarter of 2005, we issued 85,470 shares of common stock, valued at $166,667 in exchange for assets we recorded as goodwill and paid during the second quarter of 2005 $333,333 for the final payment as part of the Speak Tec purchase agreement.

In the second quarter of 2005, stocks options for 30,000 shares were granted to members of the board of directors.

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

Results of Operations

Three Months Ended June 30, 2005 compared to June 30, 2004

Total revenue for the three months ended June 30, 2005 was $ 46,520,000, an increase of $7,913,000, or 20% compared to the same period in 2004. Tuition for our 3-Day Basic Training events from students enrolled in our Free Preview was $6,697,000 a decrease of $3,826,000 over the comparable period in 2004. This decrease is a result of reduction in the tuition charged to the basic courses which we instituted with the goal of increasing the number of students enrolling in the advanced courses. The enrollment in our advanced courses begins at the 3-Day Training, and the fulfillment of which starts about one-to-two months later. Revenue from our advanced training events was $26,797,000 an increase of $8,990,000 over the comparable period in 2004.

Net Income

Net income for the three months ended June 30, 2005 was $3,159,000, as compared to a loss of 4,319,000 for the three months ending June 30, 2004, an increase of $7,478,000. Net income per share was $.36, as compared to $(.50) for a similar period last year. This increase is directly attributable to an increase in the delivery of 3 Day basic training courses, realization of more efficient advertising, and general and administrative costs. The change in net income is a trend that is expected to continue, as the backlog of course trainings purchased and undelivered is reduced, the amount of course deliveries will continue to grow, and no significant change in the ratio of expense is anticipated. Deferred revenue, which is the net backlog of training courses purchased and not yet delivered, increased by $11,863,000 during these three months of 2005, compared to an increase of $11,264,000 for the same comparable period in 2004.

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

Direct course expenses increased for the second quarter of 2005 to $25,234,000, an increase of $11,287,000 or 81% over the prior comparable period in 2004 of $13,947,000. This increase in expenses is consistent with the increase in the amount of all types of courses that were held during the periods in question. Direct course expenses, as a percentage of revenue, rose to 54% for the second quarter of 2005, as compared to 36% for the comparable period in 2004. We expect the ratio of expenses to revenue to fall as the number of students attending advanced training courses increases.

Advertising and Sales Expense

Advertising and selling expenses, of which advertising represented approximately 83% of these expenses for the three months ended June 30, 2005, was $12,917,000, a decrease of $9,384,000, or 42%, compared to the same period in 2004. Many improvements have been made over the past few months to improve the quality of media buys and better media scheduling. These improvements have been instrumental in continuing to attract increasing numbers of new enrollees into our programs. This trend in continued expansion of our markets is expected to continue throughout the year as many of the projects that are planned are introduced through the rest of the year. Sales expense as a percent of revenue decreased from 57.8% to 27.7% and that trend is expected to continue.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expense, and depreciation and amortization expense.

General and administrative expenses were $5,902,000, a decrease of $1,428,000, or 19.5% over the comparable period in 2004 of $7,330,000. Payroll and payroll benefits account for approximately 65% of total general and administrative expenses. On October 21, 2004 we announced a corporate reorganization and streamlined the workforce through a reduction of 15% of our global workforce. Those economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. In the second three months of 2004, they were 19.0% of revenues. In 2005 they improved to 12.7% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.

Six Months Ended June 30, 2005 Compared to June 30, 2004

Total revenue for the six months ended June 30, 2005 was $86,700,000, an increase of $9,575,000, or 12% compared to the same period in 2004 of $77,115,000.  Of these amounts, $59,546,000 and $44,449,000 respectively were earned from the delivery of Advanced Training courses for the six months ended June 30, 2005 and June 30, 2004. And of these amounts $13,953,000 and $21,676,000 respectively were earned from the delivery of 3-Day Basic Training courses for the six months ended June 30, 2005 and June 30, 2004.  The fees charged for the 3-Day Basic Training were lowered in 2005 to induce more students to the Training and then on to the advanced courses. The balance of the revenue was earned from the sale of products, conferences and other related income.  This increase in course revenues was directly attributable to an increase in the number of attendees at our training courses. The following table will illustrate the number of events and the number of attendees for the comparative periods:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Number of Events
Free Preview Training	2,142	2,232
3 Day Basic Training	472	349
Advanced Training	437	454

Number of Attendees
Free Preview Training	141,687	151,819
3 Day Basic Training	37,586	18,307
Advanced Training	9,277	6,956

The increase in overall revenue over the comparable period in 2004 is a trend that is expected to continue throughout the year. The increase in the number of events and in the number of attendees is expected to continue as our brands continue to be strong.

Direct Course Expenses

 Direct course expenses relate to our basic and advanced training and consist of instructor fees, facility costs, travel team coordinators and staff, and travel expenses. The only expenses that are deferred until the related revenue is realized are the related commissions paid.

Direct course expenses increased for the six months ended June 30, 2005 to $44,069,000, an increase of $19,367,000 or 78% over the prior comparable period in 2004 of $24,702,000. This increase in expenses is consistent with the increase in the amount of basic and advanced training courses that were held during the periods in question. Approximately 36% of these expenses are attributable to the delivery of 3-Day basic training courses, with the balance (64%) being attributed to the delivery of advanced training courses.

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

Advertising and sales expense for the six months ended June 30, 2005, was $24,815,000, a decrease of $17,427,000, or 41%, compared to the same period in 2004 of $42,242,000. This decrease is disproportionate with the increase in the number of new events during held this period. Many improvements have been made to the quality of media buys and better media scheduling. Our marketing model indicated the acquisition cost per student for our brands was expected to improve, and it has in 2005. We anticipate that the increase in the number of new students purchasing training courses is expected to continue throughout the year as additional marketing resources are added and as the efficiency of the marketing programs is improved.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expenses, and depreciation and amortization expense.

General and administrative expenses decreased to $11,241,000 a decrease of $3,864,000, or 26% over the comparable period in 2004 of $15,096,000. Management continues to exercise prudent control over the Company’s expenses. Payroll and payroll benefits account for approximately 59% (or $ 3,482,000) of total general and administrative expenses. However, some economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. The first six months of 2004, they were 15,096,000 or19.6% of revenues. In 2005 they improved to $11,231,000 or 13.0% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.

Net Income

 Earnings for the first six months of 2005 increased over $11,500,000 when compared to the same period in 2004. In 2004, we showed a net loss of $ 4.2 million and in 2005 we have net income of $7.3 million. We have increased revenues, controlled costs and have provided a new model for delivery that should continue to produce positive results.

Liquidity and Capital Resources

The Company’s capital requirements consist primarily of working capital, capital expenditures and acquisitions.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  Cash increased by $14,600,000 to $21,404,000 compared to a decrease of $209,000 in the previous comparable period in 2004.  This increase is directly attributable to the increase in revenues and its control of the Company’s expenditures.

The Company’s cash provided by operating activities was $8.9 million and $7.6 million for the six months ended June 30, 2005 and 2004, respectively.  As the Company continues to deliver its training courses, cash flows should continue to increase.

The Company’s cash used in investing activities was $314,000 and $2,989,000 for the six months ended June 30, 2005 and 2004, respectively.  Cash used to purchase property and equipment was $550,000 for the six months ended June 30, 2005 as compared to $3,816,000 for the same period in 2004. In addition, in 2005, cash was provided from the sale of assets, $1,344,000 and in 2004 the sale of land provided $826,000. The Company will continue to invest in property and equipment in future periods for facility expansion, computer and software upgrades, and geographic expansion.  The Company intends to build up its cash reserves to fund its operations and, to the extent it has excess cash available, the Company may also invest in other real estate projects.  The Company will continue to pursue other acquisition opportunities.  For these reasons, cash used in investing activities is anticipated to increase as a percentage of cash flows in future periods.

The Company’s cash provided by (used in) financing activities was $(139,000) and $(4,776,000) for the six months ended June 30, 2005 and 2004, respectively.  Debt was reduced $139,000 for the six months ended June 30, 2005 and $4,713,000 for the same period in 2004. As the Company continues to generate cash flow from operations, it may consider some additional reduction of long-term debt as a financing option. However, cash used in investing activities is anticipated to decrease as a percentage of cash flows in future periods.

At June 30, 2005 we had unused letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1,500,000, which are supported by certificates of deposit.  These letters of credit expire in October 2005 and January 2006 and the certificates of deposit carry an interest rate of 2.9% and 3.68%, respectively. Merchant account reserves (funds on deposit with credit card processors) was $5,392,611 on June 30, 2005 as compared with $184, 349 on June 30, 2004.

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

We believe our cash resources are more then sufficient to fund our operations and growth plans for the next 12 months.

The following reflects our commitments for debt and other commitments. (in thousands)

	Debt	Operating Lease Commitments	Total

2005 (July through December)	$211	$245	$456
2006	553	391	944
2007	1,500	301	1,801
2008	7,836	123	7,959
2009	332	127	459
Thereafter	1,648	108	1,756

Total	$12,080	$1,295	$13,375

Impact of Inflation

Inflationary factors such as increases in the cost of labor directly affect the Company’s operations. Most of the Company’s leases provide for cost-of-living adjustments and require the Company to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally the Company’s future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that the Company will be able to pass on increased costs to its customers.

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

We evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at June 30, 2005. Assuming a 100 basis point increase in the prime interest rate at June 30, 2005 the potential increase in the fair value of our debt obligations would have been approximately $60,000 at June 30, 2005.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such is defined in Rules 13a-13(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of June 30, 2005, our disclosures and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our controlled subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

During the period covered by this report, there have not been any significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In connection with the interim review of the Company’s financial statements, the Company’s auditors communicated to the Company’s management and the Audit Committee of the Board of Directors material weaknesses involving the Company’s internal financial controls. The material weaknesses noted by the auditors relate primarily sufficient human resources within our accounting and financial reporting function and the preparation of financial statement disclosures relating thereto. The Company has assigned a high priority to the remediation of the reportable conditions.

In connection with the audit of the year ended December 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.  However, the Company’s auditors communicated to the Registrant matters it considered to be weaknesses in the Registrant’s internal controls relating to the adequacy of staffing of its accounting and finance department.  The Registrant believes it has addressed this concern and has further enhanced its staffing and procedures.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended June 30, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)

Exhibit No.	Description

31.1	Certification of Periodic Report – Chief Executive Officer
31.2	Certification of Periodic Report – Chief Financial Officer
32.1	Certification of Periodic Report – Chief Executive Officer
32.2	Certification of Periodic Report – Chief Financial Officer

(b)   Reports on Form 8-K

There were no Reports on Form 8-K for the six months ended June 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: August 10, 2005	By:	/s/Russell A. Whitney
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	Director/Chairman/	August 10, 2005
Russell A. Whitney	Chief Executive Officer

/s/Nicholas S. Maturo	President and Chief Operating Officer	August 10, 2005
Nicholas S. Maturo

/s/Ronald S. Simon	Acting Chief Financial	August 10, 2005
Ronald S. Simon	Officer/Secretary/Treasurer/Director

/s/Frederick A. Cardin	Director	August 10, 2005
Frederick A. Cardin

/s/Chester P. Schwartz	Director	August 10, 2005
Chester P. Schwartz