Form 10-Q/A
period 2005-09-30
WHITNEY INFORMATION NETWORK INC
filed 2006-01-11
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarter Ended September 30, 2005

Whitney Information Network, Inc

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

The Issuer had 10,559,660 common shares of common stock outstanding as of January 6, 2006.

PART I

Item 1. Financial Statements

Whitney Information Network, Inc.

Consolidated Financial Statements

As of September 30, 2005 and December 31, 2004

And for the Three and Nine Months Ended September 30, 2005 and 2004

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,898	$6,745
Restricted cash	7,285	103
Accounts receivable trade, net	899	448
Accounts receivable, other	2,818	1,168
Prepaid advertising and other	3,842	1,977
Inventory	1,112	1,390
Deferred tax asset	1,792
Deferred seminar expenses	9,726	8,825
Total current assets	48,372	20,656

Other assets
Property and equipment, net of accumulated depreciation of $3,248 (2005) and $2,532 (2004)	22,933	24,781
Intangible assets, net of accumulated amortization of $1,497 (2005) and $900 (2004)	5,751	6,353
Goodwill	2,000	1,500
Investment in related parties	2,808	3,548
Deferred tax asset – Long Term	4,887
Deferred offering expenses	141
Other assets	133	117
Total other assets	38,653	36,299

Total assets	$87,025	$56,955

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,544	$7,413
Accrued seminar expenses	1,467	2,174
Deferred revenue	80,463	62,689
Accrued expenses	4,192	3,999
Current portion of long-term debt	321	504
Total current liabilities	91,987	76,779
Long-term debt, less current portion	10,553	11,808
Total liabilities	102,540	88,587

Minority Interest	1,632	1,977

Commitments

Stockholders’ deficit
Common stock, no par value, 25,000 shares authorized, 8,705 and 8,618 shares issued and outstanding	3,435	3,269
Paid-in capital	449	449
Foreign currency translation adjustment	(263)	(182)
Accumulated deficit	(20,768)	(37,145)
Total stockholders’ deficit	(17,147)	(33,609)

Total liabilities and stockholders’ deficit	$87,025	$56,955

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except earnings per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$46,820	$32,154	$133,510	$109,270

Expenses
Direct course expenses	27,248	16,032	71,317	40,734
Advertising and sales expenses	13,549	19,664	38,364	61,907
General and administrative expenses	4,610	8,651	15,841	23,747
Total expenses	45,407	44,347	125,522	126,388

Income (loss) from operations	1,413	(12,193)	7,988	(17,118)

Other income (expense)
Equity (loss) earnings from foreign investment	17	(26)	10	118
Gain on sale of asset	253	—	777	305
Minority interest	55	—	345	—
Interest and other income	620	314	817	1,099
Interest expense	32	(58)	(239)	(424)
Total other income (expense)	977	230	1,710	1,098

Income (loss) before income taxes	2,390	(11,963)	9,698	(16,020)

Income tax benefit	6,679	—	6,679	—

Net income (loss)	9,069	(11,963)	16,377	(16,020)

Other comprehensive income (loss)

Effect of exchange rates	130	(57)	(81)	(161)

Comprehensive income (loss)	9,199	(12,020)	16,296	(16,181)

Basic income (loss) per share	$1.04	$(1.39)	$1.88	$(1.87)

Basic weighted average shares outstanding	8,705	8,605	8,695	8,580

Diluted earnings per share	.97	(1.39)	1.81	(1.87)

Diluted weighted average shares outstanding	9,321	8,605	9,052	8,580

See notes to financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$16,377	$(16,020)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity (earnings) loss in foreign corporation	(10)	(118)
Minority interest	(345)
Depreciation and amortization	1,407	698
Deferred tax asset	(6,679)
Gain on sale of asset	(777)	(305)
Changes in assets and liabilities
Restricted cash	(7,182)
Accounts receivable trade	(451)	(39)
Accounts receivable, other	(1,640)	(599)
Prepaid advertising and other	(1,865)	1,350
Inventory	278	(732)
Deferred seminar expenses	(901)	(2,860)
Other assets	(16)	20
Accounts payable	(1,869)	2,394
Accrued seminar expense	(707)	923
Deferred revenue	17,774	16,990
Accrued expenses	193	1,202
	(2,790)	18,924
Net cash provided by operating activities	13,587	2,904

Cash flows from investing activities
Proceeds from sale of asset	3,127	827
Contingent payment made on SpeakTek, Inc. purchase agreement	(333)
Purchase of property and equipment	(460)	(8,338)
Due from related parties	(109)	83
Net cash from (used in) investing activities	2,225	(7,428)

Cash flows from financing activities
Principal payments on note payable – officer/stockholder		(4,713)
Proceeds from mortgages		3,421
Payments of deferred stock offering expenses	(141)
Payments of principal on long-term debt, net	(1,438)	(178)
Proceeds from exercise of stock options	1	27
Net cash used in financing activities	(1,578)	(1,443)

Foreign currency translation	(81)	(161)

Net increase (decrease) in cash and cash equivalents	14,153	(6,128)

Cash and cash equivalents, beginning of period	6,745	15,021

Cash and cash equivalents, end of period	$20,898	$8,892

See notes to financial statements.

Supplemental cash flow information:

Cash paid for interest was $239,000 and $425,504 for the nine months ended September 30, 2005 and 2004, respectively.

Supplemental disclosure of non-cash activity:

In 2005, we transferred $849,000 of land from investment in related parties to property, plant and equipment.

During 2005, we issued 85,470 shares of common stock, valued at $166,667 in exchange for assets we recorded as goodwill and paid during the second quarter of 2005 plus cash of $333,333 for the final payment as part of the SpeakTek  (Star Trader brand), Inc. purchase agreement.

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

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market at date of grant. No compensation expense was recognized during the three and nine months ended September 30, 2005 or 2004. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant dates as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated in the table below for the three months and nine months ending September 30, (in 000’s except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) - as reported	9,069	(12,020)	16,377	(16,181)
Stock-based compensation expense included in reported net income
Deduct stock-based compensation expenses determined under fair value based method	—	(543)	(65)	(967)
Net Income (loss)- proforma	9,069	(12,563)	16,231	(17,148)
Basic Earnings(loss)per Share-as reported	1.04	(1.37)	1.88	(1.87)
Diluted Earnings(loss)per Share as reported	.97	(1.37)	1.81	(1.87)
Basic Earnings (loss) per Share-pro forma	1.04	(1.46)	1.87	(2.00)
Diluted Earnings (loss) per Share-pro forma	.97	(1.46)	1.79	(2.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Periods Ended September 30,
	2005	2004
Approximate risk free rate	4.22%	420%
Average expected life	10 years	10 years
Dividend yield	0%	0%
Volatility	82.23%	43.20%

Estimated fair value of total options granted	$65	$967

Note 2 – Earnings per Share

Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of shares outstanding plus the effect of outstanding stock options and warrants using the treasury method which totaled 357,000 and 616,000 outstanding as of September 30, 2005 for the three and nine months ended September 30, 2005, respectively. There are a total of 1,795,000 options outstanding as of September 30, 2005.  Additionally 420,000 and 577,000 options were excluded from the diluted earnings per share for the three and nine months ended September 30, 2005 respectively, as their inclusion would have been anti-dilutive. There were also 200,000 warrants excluded for the three and nine months ended September 30, 2005 as their inclusion would have been anti-dilutive.

Note 3 – Related Party Transactions

We have rented a training facility located in Cape Coral, Florida, since 2002 from the Chairman of the Board and pay rent on annual leases. Rentals under the related party leases were $51,696 and $29,679 and $154,482 and $106,831 for the three months and nine months ended September 30, 2005 and 2004, respectively. We lease 2,200 square feet of training facilities at 1611 E. Cape Coral Parkway, 9,000 square feet of space at 1625 E. Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral Florida, from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer and his wife Ingrid. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004, respectively. The monthly rentals are $1,943, $7,950, and $7,238 respectively. Management believes that the terms of the leases are no less favorable than those which we could obtain from an independent third party.

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

The following table presents the activity for options outstanding:

	Options Related To A Plan	Weighted Average Exercise Price
Outstanding – December 31, 2002	1407	$1.93
Granted	201	$3.80
Forfeited/canceled	(180)	$(2.19)
Exercised	(6)	$(2.60)

Outstanding – December 31, 2003	1,422	$2.17
Granted	435	$4.47
Forfeited/canceled	(15)	$(1.98)
Exercised	(15)	$(1.86)

Outstanding – December 31, 2004	1,827	$2.71
Granted	30	$2.55
Forfeited/canceled	(62)	$(4.28)
Exercised	—	—
Outstanding – September 30, 2005	1,795	$2.65

The following table presents the composition of options outstanding and exercisable:

Range of Exercise Prices		Number of Options Outstanding	Number of Options Exercisable	Price*	Life*

	$1.75	40	40	$1.75	4.58
	$1.81	305	305	$1.81	6.75
	$1.88	248	248	$1.88	3.71
	$2.00	595	595	$2.00	3.84
	$2.55	30	30	$2.55	9.67
	$3.10	15	15	$3.10	6.92
	$3.70	142	142	$3.70	7.43
	$3.90	45	45	$3.90	8.08
	$4.10	10	10	$4.10	7.50
	$4.50	365	365	$4.50	8.33

$ 1.75 to	$4.50	1,795	1,795		5.73

*Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

During the first quarter of 2005, we issued 85,470 shares of common stock, valued at $166,667 in exchange for assets we recorded as goodwill and paid during the second quarter of 2005 plus cash of $333,333 for the final payment as part of the Speak Tek (Star Trader brand) purchase agreement.

In the second quarter of 2005, stocks options for 30,000 shares were granted to members of the board of directors.

In the third quarter of 2005, stock options for 500 shares were exercised.

NOTE 5 – Deferred Tax Assets

We had net operating losses of approximately $35,000,000 at the beginning of the year ending December 31, 2005 to offset future taxable income. Generally Accepted Accounting Principles (GAAP) require the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. During the third quarter of fiscal 2005, management concluded that it is more likely than not that we will realize the benefits of some of our net operating loss carryforwards creating future tax deductible amounts for the current year and future periods beyond 2005. A current and long-term deferred tax asset of $1,792,000 and $4,887,000, respectively were recorded on the balance sheet.

Management has continued to assess the realizability of its net operating loss carryforwards for future periods beyond fiscal 2005. During the quarter ended September 30, 2005 management concluded that it is more likely than not that additional net operating loss carryforwards will result in realizable deferred tax assets. Therefore, management determined that it is appropriate to record a total of $6,679,000 in deferred tax assets on the balance sheet in the third quarter of 2005 for periods beyond 2005.

The deferred tax assets recorded in fiscal 2005 represent management’s estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond fiscal 2005. The following table reflects the reconciliation of the company’s income tax expense:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	2005	2004	2005	2004
Pre tax income (loss)	$2,390	$(11,963)	$9,686	$(16020)
Tax expenses (benefits) computed at statutory rate of 34%	(767)	4,087	(3,252)	5,502
Change in valuation allowance	7,446	4,087	9,931	5,502

Net tax benefit	$6,679	$0	$6,679	$0

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

In December 2005 we closed a private placement of 3,300,000 units of our securities, each unit consisting of one share of common stock and one-half common stock purchase warrant to purchase an additional one-half share at $6.00 per share. The units were sold at $4.50 per unit. The securities are being registered for sale pursuant to this prospectus. Russell A. Whitney, our Chief Executive Officer, sold 1,650,000 of the units and we sold the remaining 1,650,000 units. The private placement generated gross proceeds to us of $7,425,000.

The Company is required to register the common stock and the common stock underlying the warrants upon completion of the offering, which was December 12, 2005.

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

Three Months Ended September 30, 2005 compared to September 30, 2004

Revenue Comparisons  (in thousands)

	For the three months ended September 30,
	2005	2004	% change
Basic Training	$7,376	$8,243	(11)
Advanced Training	28,219	20,722	36
Outreach programs	12,733	4,533	181
Products	2,059	1,701	21
Other	2,344	2,681	13
Total receipts	$52,731	$37,880	39
Net change in deferred revenue	(5,911)	(5,726)
Sales	$46,820	$32,154	46

Net Income

Net income for the three months ended September 30, 2005 was $9,069,000 as compared to a loss of $11,963,000 for the three months ending September 30, 2004, an increase of $21,032,000. Net income per share was $1.04, as compared to $(1.40) for a similar period last year. This increase is directly attributable to an increase in the delivery of advanced training courses, realization of more efficient advertising, and general and administrative costs, and a $6.6 million deferred tax benefit. The change in net income is a trend that is expected to continue, as the backlog of course trainings purchased and undelivered is reduced, the amount of course deliveries will continue to grow, and no significant change in the ratio of expense is anticipated. Deferred revenue, which is the net backlog of training courses purchased and not yet delivered, increased by $17,774,000 during these nine months of 2005, compared to an increase of $16,990,000 for the same comparable period in 2004. In the third quarter of 2005, we have reversed the valuation allowance of our deferred tax assets. This created a tax benefit in the period of $6,679,000.

(In thousands except per share earnings (loss).)

	For the three months ended September 30,
	2005	2004
Comprehensive income (loss)	$9,199	$(12,020)
Basic income (loss) per share	$1.06	$(1.40)
Basic outstanding shares	8,705	8,605
Diluted income (loss) per share	$.99	$(1.40)
Diluted outstanding shares	9,321	8,605

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

Direct course expenses increased for the third quarter of 2005 to $27,248,000, an increase of $11,216,000 or 70% over the prior comparable period in 2004 of $16,032,000. This increase in expenses is consistent with the increase in the amount of all types of courses that were held during the periods in question. Direct course expenses, as a percentage of revenue rose to 58% for the third quarter of 2005, as for the comparable period in 2004., it was 50%. We expect the ratio of expenses to revenue to fall as the number of students attending advanced training courses increases.

Advertising and Sales Expense

Advertising and selling expenses, of which advertising represented approximately 83% of these expenses for the three months ended September 30, 2005, was $13,549,000, a decrease of $6,115,000 or 31%, compared to the same period in 2004. Many improvements have been made over the past few months to improve the quality of media buys and better media scheduling. These improvements have been instrumental in continuing to attract increasing numbers of new enrollees into our programs. This trend in continued expansion of our markets is expected to continue throughout the year as many of the projects that are planned are introduced through the rest of the year. Advertising and sales expense as a percent of revenue decreased from 61% to 29% and that trend is expected to continue.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expense, and depreciation and amortization expense.

General and administrative expenses were $4,610,000 a decrease of $4,041,000, or 47% over the comparable period in 2004 of $8,651,000. Payroll and payroll benefits account for approximately 65% of total general and administrative expenses. On October 21, 2004 we announced a corporate reorganization and streamlined the workforce through a reduction of our global workforce. Those economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. In the third quarter of 2004, they were 26% of revenues. In 2005 they fell to 10% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.

Nine months Ended September 30, 2005 Compared to September 30, 2004

Total revenue for the nine months ended September 30, 2005 was $133,510,000, an increase of $24,240,000, or 22% compared to the same period in 2004 of $109,270,000. Of these amounts, $85,861,000 and $57,426,000 respectively were earned from the delivery of Advanced Training courses for the nine months ended September 30, 2005 and September 30, 2004. And of these amounts $21,329,000 and $29,380,000 respectively were earned from the delivery of 3-Day Basic Training courses for the nine months ended September 30, 2005 and September 30, 2004. The fees charged for the 3-Day Basic Training were lowered in 2005 to induce more students to the Training and then on to the advanced courses. The balance of the revenue was earned from the sale of products, conferences and other related income. This increase in course revenues was directly attributable to an increase in the number of attendees at our training courses.

Revenue Comparisons (in thousands)

	For the nine months ended September 30
	2005	2004	% change
Receipts
Basic Training	$21,329	$29,380	(27)
Advanced Training	85,861	57,426	50
Outreach programs	30,056	17,869	68
Products	8,408	6,673	39
Other	5,630	14,912	(62)
Total receipts	$151,284	$126,260	21
Net change in deferred revenue	(17,774)	(16,990)
Sales	133,510	109,270	23

The following table will illustrate the number of events and the number of attendees for the comparative periods:

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004
Number of Events
Free Preview Training	3,328	3,462
3 Day Basic Training	711	609
Advanced Training	496	399

Number of Attendees
Free Preview Training	202,137	205,512
3 Day Basic Training	56,926	34,059
Advanced Training	10,849	8,466

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

Direct course expenses increased for the nine months ended September 30, 2005 to $71,317,000, an increase of $30,583,000 or 75% over the prior comparable period in 2004 of $40,734,000. This increase in expenses is consistent with the increase in the amount of basic and advanced training courses that were held during the periods in question. Approximately 36% of these expenses are attributable to the delivery of 3-Day basic training courses, with the balance, 64%, being attributed to the delivery of advanced training courses.

Advertising and Sales Expense

Advertising and sales expenses consist of two components. The first component is advertising. Approximately 80% of all advertising is through TV, with the balance consisting of direct mail, newspaper and radio. Advertising expenses consist of approximately 62% of advertising and sales expense. The second component is sales expense and is the cost associated with the initial free preview trainings and the acquisition costs of acquiring new students. These costs consist of presenter’s sales commissions, assistants and coordinators expenses and travel expenses.

Advertising and sales expense for the nine months ended September 30, 2005, was $38,364,000, a decrease of $23,543,000, or 38%, compared to the same period in 2004 of $61,907,000. This decrease is disproportionate with the increase in the number of new events being held this period. Many improvements have been made to the quality of media buys and better media scheduling. Our marketing model indicated the acquisition cost per student for our brands was expected to improve, and it has in 2005. We anticipate that the increase in the number of new students purchasing training courses is expected to continue throughout the year as additional marketing resources are added and as the efficiency of the marketing programs is improved.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, benefits, and related expenses, insurance, office and facility expenses, and depreciation and amortization expense.

General and administrative expenses decreased to $15,841,000 a decrease of $7,906,000, or 33% over the comparable period in 2004 of $23,747,000. Management continues to exercise prudent control over the Company’s expenses. However, some economies of scale and general efficiencies have been realized, as demonstrated by the ratios of general and administrative expenses to revenues. The first nine months of 2004, they were 21.7% of revenues. In 2005 they improved to 11.9% of revenue. As revenues continue to increase, these expenses will also increase, although at a lesser rate of growth.

Net Income

Earnings for the first nine months of 2005 increased over $32,000,000 when compared to the same period in 2004. In 2004, we had a net loss of $ 16 million and in currently, we have net income of $16 million. We have increased revenues, controlled costs and have provided a new model for delivery that should continue to produce positive results. In the third quarter of 2005, we have reversed the valuation allowance of our deferred tax assets. This created a net tax benefit in the period of $6,679,000.

Liquidity and Capital Resources

The Company’s capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $14,153,000 to $20,898,000 compared to a decrease of $6,128,000 in the previous comparable period in 2004. This increase is directly attributable to the increase in revenues and its control of the Company’s expenditures.

The Company’s cash provided by operating activities was $13,587,000 and $2,582,000 for the nine months ended September 30, 2005 and 2004, respectively. As the Company continues to deliver its training courses, cash flows should continue to increase.

The Company’s cash provided by (used in) investing activities was $2,225,000 and $(7,428,000) for the nine months ended September 30, 2005 and 2004, respectively. Cash used to purchase property and equipment was $8,338,000 for the nine months ended September 30, 2004 as compared to $460,000 for the same period in 2005. In addition, in 2005, cash was provided from the sale of assets $3,127,000 and in 2004 the sale of land provided $827,000. The Company will continue to invest in property and equipment in future periods for facility expansion, computer and software upgrades, and geographic expansion. The Company intends to build up its cash reserves to fund its operations and, to the extent it has excess cash available, the Company may also invest in other real estate projects. The Company will continue to pursue other acquisition opportunities. For these reasons, cash used in investing activities is anticipated to increase as a percentage of cash flows in future periods.

The Company’s cash used in financing activities was $1,578,000 and $1,443,000 for the nine months ended September 30, 2005 and 2004, respectively. Debt was reduced $1,438,000 for the nine months ended September 30, 2005 and $4,891,000 for the same period in 2004. As the Company continues to generate cash flow from operations, it may consider some additional reduction of long-term debt as a financing option. However, cash used in investing activities is anticipated to decrease as a percentage of cash flows in future periods.

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

On November 2, 2005, the Company, through a trust, sold the SBC building in Orlando, of which we hold a 50% interest. The selling price was $20,300,000 of which,  $9,350,000 in cash at closing, which was used to retire the mortgage, and a promissory note in the amount of $10,950,000, secured by the land and the building.

In December 2005 we closed a private placement of 3,300,000 units of our securities, each unit consisting of one share of common stock and one-half common stock purchase warrant to purchase an additional one-half share at $6.00 per share. The units were sold at $4.50 per unit. The securities are being registered for sale pursuant to this prospectus. Russell A. Whitney, our Chief Executive Officer, sold 1,650,000 of the units and we sold the remaining 1,650,000 units. The private placement generated gross proceeds to us of $7,425,000.

The Company is required to register the common stock and the common stock underlying the warrants upon completion of the offering, which was December 12, 2005.

The following reflects our commitments for debt and other commitments. (in thousands) as of September 30, 2005

	Debt	Operating Lease Commitments	Total
2005 (September through December)	$105	$245	$350
2006	523	391	914
2007	539	301	840
2008	7,836	123	7,959
2009	332	127	459
Thereafter	1,540	108	1,648

Total	$10,875	$1,295	$12,170

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

A Report was filed on December 13, 2005 regarding the Registrant’s press release announces a $13.5 million private placement of stocks and warrants.

A Report was filed on January 6, 2006 announcing the appointment of a new Director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: January 11, 2006	By:	/s/Russell A. Whitney
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney	Director/Chairman/Chief Executive Officer	January 11, 2006
Russell A. Whitney

/s/ Nicholas S. Maturo	President and Chief Operating Officer	January 11, 2006

/s/ Ronald S. Simon	Chief Financial Officer/Secretary/Treasurer/Director	January 11, 2006
Ronald S. Simon

/s/ Frederick A. Cardin	Director	January 11, 2006
Frederick A. Cardin

/s/ Chester P. Schwartz	Director	January 11, 2006
Chester P. Schwartz