Form 10-K
period 2005-12-31
WHITNEY INFORMATION NETWORK INC
filed 2006-03-31
CIK 1095276

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005

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

COMMON STOCK

No par value per share
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated Filer	☒ Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the NASD's Over the Counter Electronic Bulletin Board of $9.50 per share as of March 30, 2006 was $49,073,703.

        The Registrant had 10,878,016 shares of common stock outstanding as of March 27, 2006.

        The Registrant's revenues for the fiscal year ended December 31, 2005, were $178.6 million.

        Documents incorporated by reference: None

PART I

Forward Looking Statements

        Certain information included in this report contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause our actual results and performance to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the reform act, we have identified important factors that could cause actual results to differ materially from such expectations, including but not limited to those factors described in "Risk Factors" below.

ITEM 1. BUSINESS

Current Operations

        Since 1992 we have provided postsecondary educational and training courses for students throughout the United States. In recent years we have expanded our operations to include course offerings to students in Canada and the United Kingdom. Our courses provide instruction in:

  •
  real estate investing
  •
  business strategies
  •
  stock market investment techniques
  •
  cash management
  •
  asset protection
  •
  other financially-oriented subjects.

        We also develop and sell educational resource materials, which we prepare, to support our course offerings and for sale to the general public.

        Beginning in 1992, we focused primarily on basic and advanced real estate training programs which we offered throughout the United States. In 2002, we expanded our offerings to include financial markets education, which has come to represent an substantial part of our business, as reflected in the following table showing the relative percentage of revenue by segment.

	Years ended December 31,
	2005	2004	2003
Real estate education	69.4%	72.2%	82.0%
Financial markets education	30.6	27.8	18.0

	100.0%	100.0%	100.0%

        Since 2001, we have gradually expanded our course offerings and geographical markets. We currently offer approximately 200 educational courses and training programs per month covering more than 27 financially-oriented subjects which we provide either for free or on a fee basis.

        For the year ended December 31, 2005, approximately 95% of our revenue was generated from domestic sales and 5% was generated from sales made in Canada and the United Kingdom. Our tuition weighted average is approximately $411 for a basic course and $14,159 for an advanced course package. We conduct our coursework at:

  •
  leased training and meeting facilities and conference centers;

  •
  regional training centers located in hotels or other temporarily rented facilities selected by us; and

  •
  our own facilities in the United States, United Kingdom or Costa Rica.

        Our students are primarily recruited by attending free introductory workshops related to a specific educational subject which is hosted by one of our trainers or others and held at a local hotel or other rented auditorium facility. The subject, date and location of the training session are generally advertised in local newspapers, on our Web site at www.russwhitney.com, in television advertisements and through direct mailings and telemarketing. We hold these sessions in metropolitan areas throughout the United States, Canada, United Kingdom and Costa Rica. Following the free informational training workshop, the student may purchase reference materials on the subject discussed or may elect to receive further fee-based training in the many courses we offer, either in the student's hometown or in regional training centers. We engage over 200 trainers, instructors and mentors in connection with our various educational course offerings.

        Following the first fee-based training session, students interested in learning more on the course topics may also subscribe to our periodic publications, purchase books or software programs or attend advanced training courses. In addition to our over 25 resource publications, we offer advanced courses throughout the United States, in Canada and the United Kingdom. We also provide post-training programs conducted by over 80 mentors, who travel to students' hometowns for "hands on" business training.

        Our telemarketing business is responsible for approximately 20.6% of cash receipts. We telemarket our products and services to four types of people, those who:

  •
  registered to attend one of our free preview workshops, but did not attend

  •
  attended one of our workshop events, who purchased another of our courses, and who completed training within the last six months

  •
  attended one of our free introductory workshops and chose not to purchase anything

  •
  contact us via the Internet and request to be contacted

Our Strategy

        Our goal is to continue to expand our coursework breadth and geographic reach within the real estate education and financial market education industry operations in the financial education industry. In order to do so, we have implemented a strategy that includes:

  •
  Increasing the number and types of our course offerings both branded and private label, to reflect student interests.    We intend to continue to increase the number and type of our educational course offerings in order to attract more students. New courses will further diversify our offerings and include subjects which we believe are gaining in interest and popularity among students.

  •
  Expanding our international markets.    Consistent with our earlier expansions to Canada and the United Kingdom, we intend to add new markets in order to attract students we do not currently reach. Initially, we expect to focus our expansion efforts on English speaking European countries, beginning with Ireland, Scotland, Australia and India.

  •
  Marketing our reference materials and online courses.    We intend to emphasize the direct marketing of educational products and reference materials which we currently use primarily to support our training programs. These products will be marketed on a stand alone basis through direct mail campaigns and promotions on our websites. We also intend to develop selected courses electronically, primarily online, as well as through traditional student-attended programs and classes. Our electronic courses will be used to supplement our existing courses and will be marketed using television informercials developed and produced by us. Responses generated from our direct mail and informercials will be used to market our existing training programs and courses to those who respond.

  •
  Identifying and developing strategic alliances with other education brands.    We seek to align ourselves with relevant consumer brands and leverage our respective strengths to deliver an superior student education experience.

  •
  Diversifying our media advertising.    We intend to increase our print and television advertising and test new forms of marketing, including direct mail campaigns, e-mail campaigns, database marketing and conventions. We also intend to develop and produce television commercials and infomercials to specifically market our reference materials and our electronic courses.

  •
  Developing or acquiring accredited or licensed proprietary schools.    We are licensed in Texas as a proprietary school and intend to explore this portion of our education business. We may seek to expand our proprietary school operations by developing new schools that offer postsecondary education technical courses or by acquiring existing schools or education brands from third parties. We have no understandings or agreements to develop or acquire any such schools at the present time.

Educational Training

        Following a free informational workshop, we offer our students a variety of educational courses, as well as educational materials. These courses provide the opportunity to train either in the student's home town or at local or regional camps. Our trainers take students step-by-step through a curriculum that stresses a broad range of financial educational training, money management and asset protection. We do not have any specific educational requirements for our trainers, but we do require that they have experience with respect to the subjects they teach and that they have completed training programs which we provide that prepares them to teach their particular subjects. Our financial educational training is taught to students in the United States, Canada and the United Kingdom through traditional course study and hands-on training, and includes the following subjects:

        Basic Training.    Following the free educational training session, our students may elect to learn more about the subject by attending a basic course in the student's home town.

        Real Estate.    Our Building Wealth™ workshop training is a local training program offering a curriculum that focuses on the general business of real estate and teaches the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties, leasing rental units to tenants and using a database to generate multiple sources of cash flow. Students are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis upon creative financing strategies.

        Our Cash Flow Generator® training is also a local training program offering a curriculum in real estate but with a different emphasis. It concentrates on the "buy, fix up and sell concept." It emphasizes turning real estate quickly rather than holding long-term.

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

        Financial.    Our Teach Me To Trade® is a local training program offering a curriculum that focuses on stock market trading strategies and uses software and specific teaching techniques designed by us. Students are taught to understand the stock markets, investment strategies, risks and how to maximize returns in both bull and bear markets.

        Our Star Trader training is similar to the Teach Me To Trade® training, but with different emphasis. Star Trader™ emphasizes stock trading and the use of options and option trading in its program. Similar to our two real estate training brands, Star Trader appeals to students who have a higher risk tolerance than Teach Me To Trade students.

Advanced Real Estate Courses

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

        MillionaireU™ Intensified Real Estate Training.    Our Intensified Real Estate Training course is offered at training centers in Cape Coral, Florida and in other locations in Florida and in other states. This course expands upon the students' knowledge of real estate gained from our basic course. During Intensified Real Estate Training, students learn how to locate and analyze various property types and how to effectively analyze property income and expense. Students telephone actual sellers and then tour properties offered for sale throughout the Cape Coral and Fort Myers, Florida areas. Students then conduct real estate investment negotiations and may complete transactions under the supervision of their instructor. Guest speakers including investors, property managers, developers, grant officers, loan officers, realtors and mortgage brokers explain how students can locate financing for a variety of transactions, from multi-unit apartment complexes to unimproved land.

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

Financial Market Education Courses

        Our Financial Training programs are designed to help students learn about stock market and international equity investing.

        Master Trader™.    Our Master Trader Advanced Training course is a three-day program offering intensified training designed to provide traders and investors with the knowledge needed to prosper in various market environments. This program offers the students a selection of long and short-term strategies and uses state of the art proprietary software. Course work includes technical analysis, fundamental analysis and our Master Training techniques.

        Trading P.I.T.™    Our Trading P.I.T. ("pros-in-training") course describes the trading approaches of top money managers. The course teaches students how to create an income stream using more conservative trading techniques and other strategies designed to limit risk while increasing the probability of success. Strategies covered include a number of trading approaches such as bidirectional trading, hedged directional trading, non-directional trading, floor-trading strategies and capital preservation. Our 5-Point STAR Trader Formula allows users to quickly scan the market, generate forecasts and select strategies.

        Single Stock Futures.    Our Single Stock Futures course addresses changes in rules regarding single stock futures. We discuss new tools associated with spread trading and leveraged trading. Students are taught the legal framework of single stock futures, set-ups and strategies and where single stock futures fit into their diversified portfolios.

        Advanced P.I.T.™ Training Camp.    Our Advanced P.I.T. Training™ course offers our students the opportunity to experience the market from the inside—directly from the floor of an organized exchange during a market visit followed by a simulated floor trading session after the market closes. Instruction is provided by our options trainers. Subjects include advanced spread trading strategies, portfolio repair and creating a personal mutual fund.

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

Mentoring Programs

        We offer advanced training programs conducted by our over 80 mentors, who work with students individually in "hands-on" business training.

        Real Estate.    Our real estate mentoring program applies the curriculum of the basic real estate camps to the student's city of choice. Under this program, one of our mentors travels to the student's city for three to four days and often guides the student through an investment transaction. Students review the real estate acquisition techniques involved and learn the real estate characteristics of the local market. Students can put to practice the skills they have gained while working directly with an experienced mentor.

        Financial Markets.    For mentored financial markets education, our students travel to our state-of-the-art learning center in Salt Lake City and spend three and one-half days coached by an experienced stock market trader.

        Each of these brands appeals to different students depending upon business acumen and risk tolerances.

Additional Offerings

        We market directly to customers a wide range of educational and reference products that supplement our training programs, such as our Building Wealth™ Real Estate Home Study Course; Real Estate Success System Software; Business Success System Software; Discount Notes and Mortgages Home Study Course; self-help courses and manuals that provide students with information about their credit along with first-time homebuyers' manuals.

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

  •
  Internet marketing is primarily focused on our Web site at http: //www.russwhitney.com. The site contains information about our products, programs and services, many of which may be purchased online.

  •
  Cross promotional advertising campaigns, which we employ from time to time in conjunction with other financial education service providers.

        We also enter into strategic alliances with promoters that market products and services other than ours to potential students in large and small venues. These alliances allow us an agreed upon amount of time at the programs to attract students for our initial three-day basic training. Our alliances are with unrelated third parties and create students for us with no requirement for us to expend funds on initial advertising or marketing. Our strategic alliance partners receive from us a portion of our advanced course tuition in exchange for providing us students. The amount of compensation these alliance partners receive varies depending on the quality of the student, the negotiated amounts with the partner, the costs associated with enrollment and the cost of delivery.

Competition

        The financial education training business is highly-fragmented and intensely competitive. In a broad sense, we compete with national and international postsecondary education companies, such as Apollo Group, Inc., ITT Education Services, Inc., DeVry, Inc. and United Technical Institute, Inc., which offer technical and industrial training and career training. We do not, however, compete with these or other companies that offer undergraduate or advanced degrees or continuing education programs. More specifically, we compete with a number of smaller companies, such as Investools, Inc., Wizetrade™, Robbins Research International and Dynetech Corporation, which offer training on specific business subjects including real estate and stock market investing. Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of teachers and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process.

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

Employees

        At March 27, 2006, we had approximately 370 employees, plus 187 independent contractors who act as trainers, instructors and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are paid commissions based upon the tuition dollar value of courses selected by students at our free informational workshops and are paid fixed fees for teaching and mentoring individual courses. All independent contractors execute letter agreements with us which set forth commission structure and provide for confidentiality and covenants not to compete.

Government Regulation

        We rely on advertising to attract new students and most states regulate postsecondary education advertising practices. Since our inception we are aware of four occasions in which states have investigated our advertising practices. These states were Florida, Michigan, Pennsylvania and Tennessee. In 1996 Florida terminated its investigation into our advertising practices without charges or penalties. In 1998 we agreed to a Michigan Assurance of Discontinuance that required us to be licensed to sell business opportunities. We paid an investigation fee of $250, did not admit wrongdoing and have been conducting business in Michigan since 1998 without incident. In 1998 we agreed to a Pennsylvania Assurance of Voluntary Compliance pursuant to which we agreed to comply with all applicable requirements of the Consumer Protection Law. We did not admit wrongdoing and have been conducting business in Pennsylvania since 1998 without incident. We paid Pennsylvania $4,000 to cover investigative costs. In 1997 we agreed to a Tennessee Agreed Final Order in which we agreed not to violate the Tennessee Consumer Protection Act in connection with our advertisements. We did not admit wrongdoing and have been conducting business in Tennessee since 1997 without incident. We paid Tennessee $9,500, of which $7,500 was to cover investigative costs.

        From time to time, we receive inquires from state regulators relative to our business operations and our advertising efforts to attract new students. Although we believe we are currently in full compliance with all applicable state regulations, we are aware of four current inquiries or investigations in the states of Florida, Kansas, Wisconsin and Illinois.

        The Florida investigation was commenced in 2005 and stems from consumer complaints made to the state from years 2002-2005. According to information provided to us by the state, there were approximately 50 complaints from across the country made to the Attorney General's telephone hotline over the past four years. This averages about 13 complaints per year or approximately 1 complaint for every 21,000 students we have educated over the four year period. Our records indicate that many of these complaints were already handled directly with the consumer or resolved through another agency. Our legal team has worked diligently to resolve the few remaining complaints and we believe that our continued cooperation with Florida regulators will result in closure of the investigation without any further legal proceedings.

        Indiana filed a lawsuit against us in March of 2005 alleging that our operations fall within certain business opportunity regulations and that we failed to register accordingly. We believe the lawsuit has no merit and are aggressively defending the action.

        In March of 2005 and February of 2006 we received subpoenas from Wisconsin and Kansas, respectively, requesting information about our advertising and student testimonials. We believe these are routine inquires and expect no further action.

Subsidiaries

        We conduct a portion of our business through the following nine subsidiaries.

  •
  Whitney Education Group provides educational programs in the U.S.

  •
  Wealth Intelligence Academy provides advanced educational programs in the U.S.

  •
  Whitney Canada, Inc. provides educational programs in Canada.

  •
  Whitney International Limited provides education and training, primarily in the U.K.

  •
  Whitney Consulting Services, Inc. performs telemarketing services in real estate, investments and financial training seminars and individual one-on-one coaching programs.

  •
  Whitney U.K. Limited provides educational programs throughout the United Kingdom.

  •
  Whitney Leadership Group holds all of the copyright and intellectual property rights associated with our educational materials and licenses these rights for payments.

  •
  MRS Equity Corp. manages the processing of the payments of homeowners that purchase a program we offer that allows for them to pay their mortgages every two weeks instead of monthly.

  •
  EduTrades, Inc. provides financial markets education courses.

ITEM 1A. RISK FACTORS

        You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding whether to invest in the common stock.

Volatility in the real estate or securities markets may reduce interest in our educational courses, thereby reducing our revenue.

        The level of public interest in investing in real estate or in securities significantly influences the demand for our educational and training programs. The real estate and securities markets have experienced varying levels of volatility in recent years. Negative developments in either market could cause a reduced demand for our programs, products and services, thereby reducing our revenue.

Failure to comply with state laws regulating the marketing and sale of our educational courses could harm our reputation and reduce the demand for our course offerings.

        Many states regulate the marketing and sale of our educational courses, including the content of advertisements to attract students. Failure to comply with these regulations could result in legal action instituted by the states, including cease and desist and injunction actions. In the event we are subject to such legal action, our reputation would be harmed and the demand for our course offerings could be significantly reduced.

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

If we fail to develop and then maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

        We are not currently subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 but expect to be subject to Section 404 requirements for our 2007 calendar year. Should we fail to develop an effective system of internal controls for our 2007 calendar year, our ability to obtain subsequent financing as well as our stock price would be reduced. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in 2005 our independent auditors noted in a letter to management some potential material weaknesses in our internal controls regarding financial reporting and offered suggestions regarding our internal controls and operations. According to the letter, we currently do not have a sufficient amount or type of staff in the financial, accounting and external reporting areas. We are seeking additional experienced finance and accounting professionals with a background in public reporting responsibilities, and we intend to add further to our financial and reporting staff in order to meet our public reporting responsibilities. Areas for improvement in our accounting and financial reporting functions related to reconciliation of our accounts; proper recordation of expenses and liabilities in the period to which they relate; proof of internal review and approval of accounting items; documentation of key accounting assumptions, estimates and/or conclusions; and documentation of accounting policies and procedures.

        We have taken steps to address these issues including hiring an experienced Chief Financial Officer and recruiting 15 employees to our 30 person finance organization, but we may be hampered in this regard by our current level of staffing and our current accounting system. We cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. If our internal controls are deemed to be inadequate, or if other unforeseen events occur, our external auditors could resign, leading to a delay in the preparation of our financial statements and an increase in our audit fees. If we were required to obtain new external auditors, those auditors could require a lengthy period to become familiar with our operations. The process of retaining new external auditors could also limit our access to the capital markets for an extended period of time.

The current market price of our common stock significantly exceeds our book value per share and increases the risk that our market value per share may decline in the future.

        The market price of our common stock was $9.80 per share at the close of business on March 27, 2006 and greatly exceeded our December 31, 2005 book value, which was a deficit of $(9.8) million or $(0.93) per share. The lower book value per share compared to our market price per share increases the risk that our market price per share may decline in the future.

Our Chairman and Chief Executive Officer owns over 50% of our outstanding capital stock, which means that he has the ability to approve or disapprove any matter requiring stockholder approval or prevent a change of control in our Company.

        Russell A. Whitney, our Chairman and Chief Executive Officer, owns over 50% of our outstanding capital stock. As such, Mr. Whitney can approve or disapprove any matter requiring the vote of our stockholders, including the election of directors. Mr. Whitney could, without other stockholders, vote to approve a transaction that may not be in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders. Moreover, Mr. Whitney's stock ownership may prevent a third party from acquiring a controlling position in our common stock because in many instances, a third party desiring to purchase a controlling position in a public company is willing to pay a premium to the market price. Mr. Whitney's stock ownership would likely prevent such an event from occurring.

The loss of any of our key personnel, especially Mr. Whitney, could disrupt our operations and reduce our profitability.

        Our future success depends to a significant extent on the continued services of our senior management, including Mr. Whitney. We do not maintain key-man life insurance on the life of Mr. Whitney. The loss of the services of Mr. Whitney or other senior management could disrupt our operations and reduce our profitability.

Our Board of Directors, without stockholder approval, may issue preferred stock which could reduce the voting power or rights of our other stockholders and make it more difficult for a third party to acquire a majority of our outstanding voters stock.

        Our Board of Directors, without stockholder approval, may issue up to 10.0 million shares of preferred stock. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions, which could reduce the voting power or other rights of the holders of common stock. Issuance of preferred stock could also have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, a majority of our outstanding voting stock.

ITEM 2. PROPERTIES

        The following chart summarizes our office locations (in thousands, except square footage).

Purpose	Location	Own/Lease	Approximate Square Footage	Lease Expiration	Annual Rental
Corporate headquarters	Cape Coral, FL	Own	30,000	—	—
Conference center	San Jose, Costa Rica	Own	7,000	—	—
European headquarters	London, England	Own	5,600	—	—
EDX and Telemarketing headquarters	Draper, UT	Lease	13,553	October 2006	$74
Canadian headquarters	Ontario, Canada	Lease	1,200	May 2005	20
Training center	Salt Lake City, UT	Lease	6,783	June 2010	112
Training center	Cape Coral, FL	Lease(1)	2,200	February 2007	23
Support facility	Cape Coral, FL	Lease(1)	9,000	February 2007	95
Training center	Cape Coral, FL	Lease(1)	5,000	June 2007	87

			80,336		$411

(1)
Related party lease.

        Our executive offices are located in an approximately 30,000 square foot office building we own at 1612 East Cape Coral Parkway, Cape Coral, Florida 33904. We own a 7,000 square foot conference and training center in Costa Rica, which we designed and built in 2002. We also own a 5,600 square foot building on Bath Road, Chiswick, London, England which is our European headquarter offices and a training facility.

        We lease 13,553 square feet of office space at 12244 South Business Park Drive, Suite 230, in Draper, Utah. The lease expires in October 2006 and is payable at the rate of $6,128 per month. We are actively negotiating for new office space in the metropolitan Salt Lake City market to support our expanding business operations.

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

Related party leases

        We lease 2,200 square feet of training facilities at 1611 East Cape Coral Parkway ("1611 Cape Coral"), 9,000 square feet of space at 1625 East Cape Coral Parkway ("1625 Cape Coral") which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a training facility and for storage, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chief Executive Officer and his wife, Ingrid. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $7,950 and $7,238 respectively. We are on a month-to-month basis with respect to the 1611 Cape Coral and 1625 Cape Coral leases that expired in March 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on NASD's Over-the-Counter Bulletin Board under the trading symbol "RUSS" since August 1998. The high and low closing prices of our common stock for the last two years, by calendar quarter, are set forth below. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High Closing Price	Low Closing Price
Year ended December 31, 2005
Fourth Quarter	$9.75	$4.55
Third Quarter	$5.00	$2.82
Second Quarter	$3.40	$1.20
First Quarter	$2.38	$1.10

	High Closing Price	Low Closing Price
Year ended December 31, 2004
Fourth Quarter	$4.00	$1.90
Third Quarter	$4.65	$3.25
Second Quarter	$4.90	$3.95
First Quarter	$5.05	$4.20

        As of March 27, 2006, we had approximately 406 record and beneficial stockholders.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated financial information as of and for the five year period ended December 31, 2005. The data for the five years has been derived from our audited consolidated financial statements, which appear elsewhere in this filing. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto.

        All financial information, except per share data, is expressed in thousands.

	Years ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:
Revenue	$178,564	$139,859	$94,958	$62,145	$42,158
Earnings (loss) from operations	$4,377	$(30,138)	$(1,709)	$(5,960)	$2,281
Net earnings (loss)	$17,388	$(30,062)	$(1,210)	$6,230	$2,534
Diluted earnings (loss) per share	$1.86	$(3.50)	$(0.15)	$0.70	$0.33

Balance Sheet Data:

	December 31,
	2005	2004	2003	2002	2001
Total assets	$97,216	$56,955	$54,034	$26,167	$16,626
Long term debt	$2,912	$11,808	$9,421	$1,606	$575
Stockholders' deficit	$(9,052)	$(33,609)	$(4,157)	$(3,103)	$(10,383)
Book value per share deficit	$(0.87)	$(3.90)	$(0.49)	$(0.38)	$(1.32)
Shares outstanding	10,456	8,618	8,548	8,097	7,878

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our consolidated financial condition and results of operations for the periods indicated should be read in conjunction with ourconsolidated financial statements, related notes and the other financial data included elsewhere in this report. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under "Risk Factors", "Special Note Regarding Forward-Looking Starements" and elsewhere in this filing.

Executive Overview

        In the United States, the United Kingdom and Canada, we offer postsecondary nonaccredited introductory workshops, primary and advanced courses and training in two primary fields of study:

  •
  Real estate investing
  •
  Financial markets investing

        Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long term value. Our brand portfolio includes:

  •
  For real estate investment workshops and introductory courses:
  —
  Building Wealth™
  —
  Cash Flow Generator®
  —
  Private label brands:
  •
  M2 Advantage®
  •
  RE Success System
  •
  For financial investment workshops and introductory courses:
  —
  Teach Me To Trade®
  —
  Star Trader™
  —
  Options Success™
  —
  Private label brands:
  •
  Stock Success™ System
  •
  Our umbrella brand for advanced courses:
  —
  Wealth Intelligence Academy™

        The advanced courses of study under the Wealth Intelligence Academy™ brand include:

•	Intensified real estate training
•	Wholesale buying
•	Foreclosure training
•	Lease option
•	Property management and cash flow
•	Keys to creative real estate financing
•	Asset protection & tax relief
•	Mentor field training
•	Discount notes and mortgages
•	Manufactured mobile homes and recreational vehicle parks
•	Rehabbing for profit
•	Tax liens and deeds
•	Commercial real estate investing
•	Domestic and international land investment and development
•	Master Trader™	— practical advanced technical analysis
•	The Trading P.I.T.™	— hedging techniques
•	The Advanced P.I.T.™	— spread strategies
•	H.I.T.S.™	— single stock futures and ETFs
•	The Trading Room™	— practical trading structures and routines
•	Advanced Covered Calls	— strategies to use options to improve cash flow and hedge risk

        We offer our students several ways to access our educational content:

  •
  Live instruction in classroom settings
  •
  Onsite mentoring
  •
  Telephonic coaching
  •
  Electronic access
  •
  Conferences

        We are also aware of other macroeconomic trends—including changes in the real estate markets, financial markets, overall employment, early retirement, consumer confidence that may impact overall demand, and believe we can adapt our curriculum development and marketing message accordingly to changing trends. Moreover, we are also cognizant that we compete in an area where the barrier is low with respect to content development, however, access to students and the fulfillment of the courses require substantial cash outflow before cash inflow is realized in the form of tuition.

        Our international presence in the United Kingdom and Canada represents approximately 5.4% of the cash received from course and product sales in 2005. We intend to review our entire international strategy during the upcoming year.

        Over the past five years, revenue has grown at a compounded annual rate of 40.3% while our operating expenses grew at a 33.1% compounded annual growth rate. Through continued leveraging of our fixed costs, improving our overall marketing efficiency and course delivery, we endeavor to grow revenue at a faster rate than the growth of operating expenses.

        Our operating results are expressed as a percentage of revenue below:

	Years ended December 31,
	2005	2004	2003	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct course expenses	54.1	66.7	54.0	45.7	46.8
Advertising and sales expenses	28.0	35.5	31.7	22.4	27.4
General and administrative expense	15.3	19.3	16.1	22.3	20.3

	97.5	121.5	101.8	90.4	94.6

Earnings (loss) from operations	2.5	(21.5)	(1.8)	9.6	5.4

Other income (expense):
Interest and other income	1.3	0.1	0.6	0.5	0.8
Interest expense	(0.3)	(0.4)	(0.1)	(0.1)	(0.2)
Equity earnings from related parties	(0.1)	0.1
Gain on sale of assets	3.7	0.2

	4.6	0.0	0.5	0.4	0.6
Earnings (loss) before income taxes	7.0	(21.5)	(1.3)	10.0	6.0
Income tax benefit	3.8

Minority interest	(1.1)
Net earnings (loss)	9.7%	(21.5)%	(1.3)%	10.0%	6.0%

        Our cost structure is particularly sensitive to increasing television advertising and production costs and travel related expenses. However, a very meaningful part of our cost structure is variable in nature, such as instructor related costs which are primarily a function of sales realized.

        We obtain the majority of our students through introductory workshops. These introductory workshops are established in various metropolitan areas in the United States, the United Kingdom and Canada. Prior to the actual workshop, we expend a significant amount of money in the form of advertising through various media channels, as reflected in the following chart:

	Years ended December 31,
	2005	2004	2003
Television	79.8%	73.7%	79.2%
Direct mail	12.1	16.2	15.4
Newspaper	8.0	7.1	4.8
Other	0.1	3.0	0.6

	100.0%	100.0%	100.0%

        Our advertising and sales expense represented approximately 28.0% of our revenue in 2005. Overall advertising and sales expense over the past five years have grown at a 32.6% compound annual growth rate, 7.7 percentage points below revenue's compound annual growth rate of 40.3%.

        Approximately 22.4% of those students attending the introductory workshops purchase one or more of our courses. For advanced courses the student pays the tuition at the time of registering for the course or program and has the opportunity to attend that course over the next 12 months. As reflected in the following chart, cash sales from course or product sales differs from the revenue reported for financial statement purposes (in thousands).

	Years ended December 31,
	2005	2004	2003	2002	2001
Cash received from course or product sales	$196,455	$163,955	$109,002	$62,757	$43,455
Less: Net change in deferred revenue	17,891	24,096	14,044	612	1,297

Revenue for financial reporting purposes	$178,564	$139,859	$94,958	$62,145	$42,158

        Due to the timing differences between cash collection and the time at which our students actually take the course (or course expiration, which ever is earlier), we have historically recorded a substantial amount of deferred revenue. Most of the deferred revenue at the end of each year will result in reported revenues in the next year. As reflected in the table below, our deferred revenue as a percentage of total revenue have ranged from the high 30% to mid 40% range since 2002 (in thousands).

	Year ended December 31,
	2005	2004	2003	2002	2001
Deferred revenue	$80,580	$62,689	$38,593	$24,549	$23,937
Revenue for financial reporting purposes	178,564	139,859	94,958	62,145	42,158
Deferred as a percentage of revenue	45.1%	44.8%	40.6%	39.5%	56.8%

        The vast majority of our costs to acquire the student has been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, the student received the course content in an electronic format, or the contract expires, at which time the revenue is deemed earned. Thus, reporting under generally accepted accounting principles in the United States of America creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our consolidated income statement. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason we believe Adjusted EBITDA is an important non generally accepted accounting principles operating metric.

        We can continue to have differences between cash flows and reported revenues in our consolidated income statement as the students have yet to take the courses they have paid for. The overall expenses associated with delivering the advanced courses are significantly lower than the expenses surrounding the introductory courses. We hire speakers, instructors, trainers and mentors on an independent contractor basis. These individuals are compensated primarily on a commission basis or sometimes on a fixed fee basis.

EduTrades

        EduTrades, our financial markets education division, began operations in July 2002, with the acquisition of Teach Me to Trade®, with sales commencing in the fourth quarter of 2002.

        One-half of all U.S. households own stocks, either directly or through a mutual fund or retirement plan, according to a 2005 survey by the Securities Industry Association. Federal Reserve Board and U.S. Census Bureau. This represents 56.9 million households in 2005, when compared to 40.0 million ten years ago, and 15.9 million in 1983. Investment in the stock market and in mutual funds continues to be significant. In 2005, equity fund inflows amounted to $147.6 billion.

        Approximately 67% of all equity investors are between the ages of 35 and 64, with a 51 years of age mean and median, the peak earning and investing years, according to the Securities Industry

Association/Investment Company Institute survey. According to the U.S. Census Bureau and the same survey, of the 9.1 million, or approximately one-third of all individuals in the U.S., individuals who own equities, the median household income is $65,000, the median financial household assets are $125,000 70% are married, 56% college graduates and 70% are employed.

        Since that time, investment in the stock market and mutual funds continues to be substantial, and there has been significant growth in investments in alternate financial instruments such as options, single stock futures and indexes. Trading in option contracts reached record levels in 2005. According to the Chicago Board of Options Exchange, there were 468.2 million option contracts traded in 2005 compared to 361.1 million in 2004, a 29.7% increase. This trend has continued through January and February 2006, where trades in option contracts have increased 49.5% over the same period in 2005.

        Accordingly, in July 2005, we established EduTrades as a separate subsidiary for our financial markets education division. In November 2005 EduTrades filed a registration statement with the Securities and Exchange Commission to sell a minority interest to the public. The registration statement has not been declared effective by the SEC. We are expected to own 66.7% of EduTrades after its initial public offering and have agreed to an Administrative Services Agreement to provide shared administrative services for both EduTrades and us to maximize our cost leverage in both companies. Also, we have entered into a Fulfillment Agreement with EduTrades, a Revised Lead Marketing Agreement, an Assignment Agreement and a Voting Agreement with EduTrades. A summary of each agreement follows:

  Administrative Services Agreement:

        We will provide administrative and operational assistance as needed, in the following areas:

    •
    Executive Management
    •
    Finance and Business Planning
    •
    Accounting and Financial Reporting
    •
    Business Development
    •
    Human Resources
    •
    Facilities Management
    •
    Marketing
    •
    Education Content and Product Development
    •
    Strategic Alliances
    •
    Legal
    •
    Booking
    •
    Confirmations
    •
    Information Technology
    •
    Operations
    •
    Sales
    •
    Shipping

        We shall be compensated for all services provided under this Agreement at a monthly rate consisting of actual expenses incurred or an allocation of shared expenses plus an administrative fee of 15%.

  Fulfillment Agreement:

        We are obligated to fulfill all of EduTrades's outstanding financial market education obligations sold to students and incurred by EduTrades prior to August 1, 2005. These training obligations shall encompass all obligations related to the stock market training, including mentoring sessions, sold by us or any of our business entities prior to August 1, 2005 that have not yet been fulfilled. We are entitled to and will retain all revenue for courses sold prior to August 1, 2005. Each outstanding course or mentorship that has not been fulfilled by August 1, 2006 shall be deemed an unfulfilled training obligation.

  Lead Marketing Agreement as revised:

        We will provide marketing services to EduTrades to be conducted and targeted at EduTrades's customer leads database.

  Assignment Agreement:

        We assigned to EduTrades as of July 25, 2005 all of our rights, title and interest, on a worldwide basis, including, without limitation, all intellectual property rights, including copyrights, and moral rights, in and to certain proprietary products, patent applications, copyrights, internet property and proprietary information related to financial market education products and services.

  Voting Agreement:

        Commencing on the date of the consummation of EduTrades's initial public offering and for a period of five years thereafter, we agreed that the voting securities we now own or hereafter acquire in EduTrades will be voted by a majority vote of the independent directors serving on our Board of Directors with respect to any vote submitted to the shareholders of EduTrades at any annual or special meeting of the shareholders of EduTrades. In the event there are no independent directors serving on our Board at the time of any such meeting during the five year term of the agreement, we agreed that the voting securities we now own or hereafter acquire in EduTrades will be voted by the remaining directors serving on the our Board at any such meeting in the same manner as the majority of the voting securities not owned by us are voted at a shareholders meeting.

        We have and are operating EduTrades as we have been since we started financial markets education in 2002. We do not expect a significant disruption to our day to day operations of the business as a result of EduTrades public offering. However, additional staff is being added to support the administrative needs of EduTrades as a public company.

        On an operating basis, EduTrades contributed approximately 30.6%, 27.8% and 18.0% of our revenue for 2005, 2004 and 2003, respectively.

Noncore Investments

        We also have investments in various projects that are noncore to our mission. These investments were opportunistic in nature and leverage the experience of our Chief Executive Officer and management team in real estate development. The investments we currently hold have not materially impacted our liquidity.

        As of December 31, 2005, our noncore investments consisted of equity interests in real estate ventures in Costa Rica and Southwest Florida.

  Costa Rica Investment

        Our total investment, including initial and working capital advances, in Costa Rica as of December 31, 2005 and 2004, amounted to $2.1 million and $1.8 million, respectively, representing a:

  •
  30% equity interest in a company, Rancho Monterey, S.A., that owns approximately 350 acres of undeveloped land on the Pacific coast;
  •
  20% equity interest in a company, Monterey del Mar, that owns an ocean front hotel on the Pacific coast or Costa Rica;

  •
  8% equity interest in a company, Monterey del Este, organized to develop unimproved land in Costa Rica of approximately 425 acres contiguous to our investment in Rancho Monterey, S.A.

        Included in these amounts are working capital advances of $1.4 million and $1.1 million as of December 31, 2005 and 2004, respectively.

        For the year ended December 31, 2005, 2004 and 2003, under the equity method of accounting, we reflected our share of the (loss) earnings in the amounts of $(0.2) million, $0.2 million and nil, respectively.

        It is our intention to divest our interests in Costa Rica at the appropriate time.

  Southwest Florida Investment

        In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida. We do not intend to keep our interest as a long term holding and will divest this investment at the appropriate time. The investment entity has no ongoing activity other than minimal costs of carrying the land. Under the equity method of accounting, we record our share of these costs which were less than $0.1 million in 2005 and nil in 2004.

Critical Accounting Policies

Deferred revenue

        We are engaged primarily in the business of providing real estate and financial education to individual investors through courses of study, as well as educational materials. Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue when it is received. Revenue is earned when the student attends the training program or at the expiration of our obligation to provide training, whichever comes first. The fees are generally nonrefundable, and the students are allowed one year to complete their program. A student may receive a refund within three days of their purchase by exercising a right of rescission. In such cases, the corresponding amount of deferred revenue is relieved with no impact on the consolidated income statement.

Advertising and sales expense and prepaid advertising

        Advertising costs and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred expenses

        Certain direct course expenses are deferred until such time the course is conducted and the related revenue is earned.

        Historically, the amount of revenue collected is directly related to the amount of advertising and direct sales expenses incurred. The revenue from the training courses can be deferred as much as one year after the advertising and sales expenses are incurred. An income statement can show increase losses, or reduced net earnings, in periods in which course registration and cash receipts are growing at a fast rate.

        From a balance sheet perspective, the liability which we designate as "deferred revenue," will increase as cash receipts are collected in advance and the classes to which they pertain have not yet taken place or have not expired. When there are more training courses completed, as compared to the amount of new program sales, our deferred revenue will decrease and therefore increase our earnings. Furthermore, since we receive cash in advance of providing the training, we need to retain sufficient cash to pay final course costs.

        We make no estimates with respect to our critical accounting policies. All amounts recorded under these policies reflect the actual amount of cash collected or expended.

2005 compared to 2004

Revenue and Deferred Revenue

        Our revenue for the year ended December 31, 2005 amounted to $178.6 million, an increase of 27.7% over revenue of $139.9 million in 2004. The increase was driven by expanded advance course offerings and attendees per event, offset by a decrease in the number of introductory courses, as reflected in the following chart (in thousands):

	Year ended December 31,
	2005	2004	% change
Cash received from course and product sales:
Basic courses	$25,017	34,202	(26.9)%
Advanced courses	112,008	91,855	21.9
Outreach programs	40,415	23,723	70.4
Products sales	12,317	8,828	39.5
Other	6,698	5,347	25.3

Total cash received from course and product sales	196,455	163,955	19.8
Net change in deferred revenue	(17,891)	(24,096)	(25.8)

Revenue for financial reporting purposes	$178,564	$139,859	27.7%

        The following illustrates the number of educational events, the number of students, the average number of students and average tuition paid per course for the comparative periods:

	Years ended December 31,
			% Change
	2005	2004
Number of Courses
Free workshops	4,744	4,826	(1.7)%
Introductory courses	992	915	8.4%
Advanced courses	582	537	8.4%
Electronic courses	162	25	548.0%

	6,480	6,303	2.8%

Number of Students
Free workshops	282,925	286,509	(1.3)%
Introductory courses	53,742	30,280	77.5%
Advanced courses	21,662	19,978	8.4%
Electronic courses	9,832	741	1,226.9%

	368,161	337,508	9.1%

Average Students per Course
Free workshops	59.6	59.4	0.5%
Introductory courses	54.2	33.1	63.7%
Advanced courses	37.2	37.2	0.0%

	56.7	53.6	5.7%

        We decided to reduce the tuition prices at our basic courses to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. Our blended average tuition level per student declined 63.9%, while the number of students taking the basic courses increased 95.2%.

        Our weighted average tuition for advanced courses fell slightly by 3.8% reflecting a shift in course mix, while the number of students enrolled increased by 8.4%.

        Our financial markets education division's cash received from courses and product sales grew 72.3% over 2004, to $78.3 million, while the domestic real estate division increased 9.1% to $108.1 million. International saw a 32.1% decline in 2004 to $10.1 million.

        On a brand level, all domestic brands had strong performance over 2004. Leading the way was Star Trader™ with a 214% increase in cash received from course and product sales over 2004, followed by Teach Me To Trade® with a 38.8% increase, while our most mature brand, Building Wealth™ grew at 15.5% and Cash Flow Generator® at 10.8%, rounding out our major brands.

        Revenue recognized on expired contracts was $38.5 million in 2005, compared to $17.9 million in 2004, an increase of $20.6 million. $11.3 million of this increase was in our financial markets education division, corresponding to the 131% increase in this division's collections in 2004 over 2003. Of the $9.3 million increase in the real estate division, $4.9 million is in our United Kingdom subsidiary which began enforcing its contract expiration terms in the second quarter of 2005 and recorded $1.3 million in revenue in the third quarter of 2005 for contracts expired in previous periods. As a percentage of the previous years cash collections for tuition, revenue from expired contracts was 24.2% and 18.7%, respectively for 2005 and 2004.

        We have expanded our options for course delivery towards our goal of minimizing the number of expired contracts. We have increased the number of courses offered on DVD and the opportunities to take courses via the Internet, and have expanded our live presentations within the United States. We have also implemented outreach notifications as courses near expiration by e-mail and the U.S. mail.

Direct Course Expenses

        Direct course expenses relate to our basic and advanced courses and consist of instructor fees, facility costs, salaries associaied with our field travel team coordinators and related travel expenses.

        In 2005, direct course expenses increased $3.2 million to $96.5 million or 3.5% from $93.3 million in 2004. As a percentage of revenue, direct course expenses decreased from 66.7% of revenue in 2004 to 54.1% in 2005. The components of this 12.6 percentage point (pp) reduction include:

	Margin change 2005 vs. 2004
Efficiency gains in course delivery	2.7	pp
Reduced effective sales commissions rate	3.6
Event administration	5.6
Other direct course expenses	2.7

Improved direct course expense margins	12.6	pp

        The effective sales commission rate is indicative of the increase in the average number of students attending our introductory courses and free workshops. The improvement in course delivery and event management is the result of cost control measures implemented in the 4th quarter of 2004 that were realized throughout 2005 along with our ability to leverage revenue increases without corresponding increases in costs.

        We anticipate direct course expense efficiencies in 2006, however, not at the same level as achieved in 2005.

Advertising and Sales Expense

        Advertising and sales expense as a category consists of two components:

  •
  Purchased media to generate registrations to our free workshops

  •
  Costs associated with supporting student recruitment

        Approximately 80% of all advertising is through television commercials and infomercials, with the balance consisting of direct mail and newspaper advertisement. Sales expenses are costs of staging the initial free workshops and acquiring new students, including presenter's sales commissions, assistants and coordinators expenses and travel expenses.

        Advertising and sales expense for 2005 amounted to $50.0 million, an increase of 0.7% or $0.3 million compared to $49.7 million in 2004. Advertising and sales expense in 2005 was 28.0% of revenue, as compared to 35.5% of revenue for 2004. The following chart illustrates this improvement of 7.5 percentage points:

	Margin change 2005 vs. 2004
Television	4.0	pp
Direct Mail	2.1
Other media	1.2
Sales expenses, net	0.2

	7.5	pp

        The number of prospective students registering for our events increased 15.6% over 2004, and yet our advertising expenditures in 2005 on a dollar basis was essentially flat compared to 2004. Many improvements with respect to media purchases and scheduling were realized in 2005. We also benefited from our cost per television placement, which decreased by 4.0% in 2005 compared to 2004.

        While continued improvement is expected into the future, efficiency gains are not expected to be realized at the same levels realized in 2005.

General and Administrative Expenses

        General and administrative expenses primarily consist of compensation, benefits, insurance, facility expenses, and travel for the corporate staff.

        General and administrative expenses were $27.7 million in 2005, an increase of $0.7 million, or 2.3% as compared to $27.0 million in 2004. As a percentage of revenue, general and administrative expenses decreased from 19.3% of revenues in 2004, to 15.5% in 2005, due primarily to cost control measures initiated in the fourth quarter of 2004 and realized throughout 2005, and our ability to leverage the increase in revenue without a corresponding increase in overhead.

        Primary contributers to the 3.8% reduction in general and administrative costs as a percentage of revenue include:

	Margin change 2005 vs. 2004
Payroll and benefit costs	2.0	pp
Professional fees	0.7
Other general and administrative expenses, net	1.1

	3.8	pp

        We expect to continue benefiting from overhead leverage, however not at the same levels realized in 2005. Moreover, we continue to invest in our infrastructure to support the continued growth. Staff increases of approximately 50 employees worldwide, additional research and development of new education courses and support necessary to further expand our geographical penetration within the United States will all require increased resources in 2006.

Earnings (loss) from operations

        We earned $4.4 million from operations in 2005, compared to a loss from operations of $30.1 million in 2004. Our increase in revenues combined with the marketing efficiencies, reduced sales costs and reduced general and administrative expenses described above were the primary contributing factors to this year over year improvement. Earnings from operations in 2005 was 2.5% of revenues as compared to a loss from operations of 21.5% of revenues in 2004.

Other income (expense)

        Other income was $8.2 million in 2005, an $8.1 million increase over the $0.1 million for 2004. The increase was primarily due to increases in gain on sale of assets of $6.6 million, and interest and other income of $2.4 million. The increase in gain on sale of assets was primarily due to a gain of $5.6 million ($3.5 million after minority interest expense) realized on the sale of an office building in Orlando, Florida.

        Interest and other income increased by $2.3 million to $2.4 million. Other income for 2005 includes $1.2 million in insurance proceeds from a business interruption claim arising from the impact of hurricane Charley in 2004. In addition, interest and investment income increased as a result of the increase in cash on hand resulting from increased course registration receipts, and proceeds from the real estate investment sales and stock offering.

        Interest expense increased 13.7% to $0.6 million in 2005.

        Equity loss for our related parties investment in Costa Rica amounted to a $0.2 million compared to $0.2 million in equity earnings to 2004.

Income tax benefit

        We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $11.3 million. Accordingly, this resulted in a net tax benefit of $6.0 million being realized in our consolidated income statement.

Net earnings (loss)

        Net earnings in 2005 amounted to $17.4 million, a $47.5 million improvement over 2004's $30.1 million net loss. Improved revenue growth, operating and overhead cost controls, sale of assets, gain on sale of noncore investments, along with the recognition of a deferred tax asset contributed to the improved 2005 results.

Liquidity and Capital Resources at December 31, 2005

        In December 2005, we closed a private placement of 3.0 million units of our securities, each unit consisting of one share of common stock at $4.50 per share and one-half common stock purchase warrant to purchase an additional share at $6.00 per share. We have filed a Form S-1 and amendment thereto with the Securities and Exchange Commission to register these securities for sale. The registration has not yet been declared effective by the SEC. Russell A. Whitney, our Chief Executive Officer, sold 1.25 million of the units and we sold the remaining 1.75 million units. The private placement generated net proceeds to us of $7.2 million after offering costs.

        Our capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $28.6 million in 2005 to $33.2 million, compared to a decrease of $10.3 million in 2004. Cash generation from tuition, proceeds from the sale of noncore investments and the sale of common stock were the primary reasons for the $38.9 million year over year improvement, with respect to cash generation.

        Cash provided by operations was $17.1 million versus $1.5 million in 2004. The increase is primarily attributable to cash collections on courses and products, evidenced by the increase in deferred revenue of $17.9 million, offset by an increase in deferred course expenses of $0.7 million.

        Cash provided by investing activities was $8.6 million in 2005, as compared to a usage of $7.9 million for the same period last year. The increase is primarily due to the sale of real estate investments resulting in cash proceeds of $9.8 million in 2005. In 2004, we purchased $7.0 million in property and equipment and invested $2.8 million in related parties, as compared to $0.7 million in property and equipment purchases in 2005. We will continue to invest in property and equipment in future periods for expansion, computer and software upgrades and geographic expansion. We will continue to pursue other opportunistic, strategic acquisitions.

        Cash provided by financing activities amounted to $3.0 million in 2005. Nearly $12.3 million in cash was received from the sale of stock in December 2005, comprised of $7.2 million net proceeds to the Company and $5.1 million from shares sold by our Chairman and Chief Executive Officer that was subsequently paid in January 2006. Offsetting this was $9.0 million in payments of long term debt, principally from the proceeds of the SCB Building sale. As we continue to generate cash flow from operations, we may consider some additional reduction of long term debt as a financing option.

        Merchant account reserves which represent funds on deposit with credit card processors, was $5.4 million on December 31, 2005 as compared with $2.2 million on December 31, 2004. At December 31, 2005, we had used letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1.8 million, which are supported by certificates of deposit which carry an interest rate of 2.9% and 3.7%, respectively

        Historically, we have been able to fund all of our operations primarily through existing working capital.

        As a result of significant and growing deferred revenue balance, our working capital deficit will continue to grow. We intend to continue to use working capital for operating purposes. We intend to establish a credit facility to support the our growth strategy. From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

        The following reflects our commitments for debt and other commitments as of December 31, 2005 (in thousands):

	Debt	Operating Lease Commitments	Total
2006	$462	$748	$1,210
2007	444	446	890
2008	377	186	563
2009	307	192	499
Thereafter	1,784	137	1,921

	$3,374	$1,709	$5,083

        Additionally in December 2005 we entered into a commitment for a new computer software package. The total commitment of approximately $2.5 million includes installation, training and support services.

        We believe our cash resources are sufficient to fund our operations and growth plans in 2006.

Impact of Inflation

        Inflationary factors such as increases in the cost of labor directly affect our operations. Most of our leases provide for cost-of-living adjustments and require us to pay taxes, insurance and maintenance expenses, all of which are subject to inflation. Additionally, our future lease costs for new facilities may include potentially escalating costs of real estate and construction. There is no assurance that we will be able to pass on increased costs to our customers.

        Depreciation expense is based on historical cost of fixed assets, and is therefore potentially less than it would be if it were based on current replacement cost. While property and equipment acquired in prior years will ultimately have to be replaced at higher prices, it is expected that replacement will be a gradual process over many years.

Reclassification

        Certain amounts in 2004 and 2003 have been reclassified to conform to the 2005 presentation.

2004 Compared to 2003

Revenue

        Revenue for the year ended December 31, 2004 was $139.9 million, an increase of $44.9 million or 47.3%, compared to revenue of $95.0 million in 2003. There was significant growth in all segments of the business. Within the real estate segment, the Cash Flow Generator® brand, which was introduced in 2003, had revenue of $22.5 million in 2004. Revenue in the financial markets segment were insignificant in 2003 but accounted for 28% of total revenue in 2004. Within the financial markets segment the Star Trader™ brand began training programs in November 2003 and did not show significant revenue in 2003, but had revenue of $8.7 million in 2004. Our Teach Me To Trade® brand showed a 100% increase in sales ($36.0 million vs. $18.0 million in 2003). In addition to growth in our training segments, our telemarketing sales increased by 107% from $12.1 million in 2003 to $25.1 million in 2004. The foreign-based sales for 2004 were approximately 14% of gross revenue, or $17.3 million, an increase of $4.0 million, or 30%, of the 2003 revenue of $13.3 million.

        Revenue from expired contracts increased to $17.9 million from $15.1 million in 2003. As a percentage of total revenue, expired contracts decreased to 12.8% in 2004 from 15.9% in 2003. As a percentage of the previous years cash collections for tuition, revenue from expired contracts was 18.7% and 24.0%, respectively.

        In addition to an increase in the number of courses held, in November, 2004, we raised the price of our courses an average of 10.2%. It was the first price increase in our courses for over two years.

Direct Course Expenses

        Direct course expenses were $93.3 million for the year ended December 31, 2004, an increase of $42.0 million or 82.0% compared to $51.3 million in 2003. Direct course expenses as a percent of revenue were 66.7% for 2004 versus 54.0% for 2003. The overall increase in direct course expenses is primarily attributable to the increase in number of courses held which were 2,468 in 2004 compared to 2,132 in 2003. Speaker fee commissions are approximately 8.4% of the revenue amount generated.

        The primary components of the 12.7% increase in direct course expenses as a percentage of revenue are:

	Margin change 2004 vs. 2003
Speaker fees and commissions	6.6	pp
Introductory course delivery	5.2
Coaching and mentoring	2.0
Event administration	2.2
Product cost	(3.3)

	12.7	pp

Advertising and Sales Expenses

        Advertising and sales expense, of which advertising represents approximately 86% of the expense for the year ended December 31, 2004, were $49.7 million, an increase of $19.6 million or 65.0%, compared to $30.1 million in 2003. As a percentage of revenue, advertising and sales expenses were 35.5% and 31.7%, respectively, in 2004 and 2003. The growth of the advertising and sales expense over the comparable period of 2003 is primarily due to the increase in free preview trainings held, from 476 to 842 in 2003 and 2004, respectively. Advertising and sales expense is primarily driven by the number of free previews held as this is where the initial investment is made. The addition of more brands, the continued expansion of the brands internationally, and the expansion in the number of selling teams for each brand are also reflected in this increase.

        The increase in advertsing and sales expense from 2003 as a percentage of revenue by component is illustrated below:

	Margin change 2004 vs. 2003
Television	1.5	pp
Direct mail	0.9
Newspaper	0.9
Other media	0.8
Sales expenses	(0.4)

	3.8	pp

General and Administrative Expenses

        General and administrative expenses were $27.7 million in 2004, an increase of $12.4 million or 80.6%, compared to $15.3 million in 2003. This increase was due primarily to increased personnel hired to handle the increase in our volume of business. Payroll and payroll benefits account for approximately 89% of general and administrative expenses. It includes bonuses to executive officers of $1.5 million. This makes general and administrative expenses highly variable and thus controllable as our volume grows or contracts. General and administrative expenses as a percent of sales were 19.8% and 16.1% in 2004 and 2003, respectively.

        The 3.2% increase in general and administrative expenses as a percentage of revenue are illustrated in the chart below:

	Margin change 2004 vs. 2003
Payroll and benefit costs	2.4	pp
Professional fees	0.9
Other general and administrative expenses	(0.1)

	3.2	pp

Loss from operations

        Loss from operations for 2004 was $(30.1) million, as compared with a net loss of $(1.7) million for 2003. The increased loss from operations is directly attributable to increased expenses in all categories in 2004 over the prior period, and to the fact that new sales of advanced training courses continue to outpace the rate at which courses are offered and delivered to students. This is reflected in the fact that deferred revenue increased by $24.1 million in 2004, as compared to an increase of only $14.0 million in 2003.

Other income

        Other income decreased by $0.4 million from 2003. This was primarily due to an increase in interest expense of $0.5 million due to additional borrowings in 2004 used to finance improvements to a real estate investment.

Net loss

        Net loss for 2004 was $30.1 million or $3.50 per share compared to $1.2 million or $.15 per share, in 2003. The increase in net loss is attributable to the aforementioned increase in loss from operations.

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

        We evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2005. Assuming a 100 basis point increase in the prime interest rate at December 31, 2005 the potential increase in the fair value of our debt obligations would have been approximately $36,000 at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Whitney Information Network, Inc. and Subsidiaries

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$33,244	$4,658
Restricted cash	5,406	2,190
Accounts receivable, net	3,789	448
Accounts receivable, related parties		1,168
Notes receivable, current portion	1,785
Deferred course expenses	9,513	8,825
Prepaid advertising and other	2,841	1,977
Inventory	1,087	1,390
Deferred registration costs	315

Total current assets	57,980	20,656

Notes receivable, net of current portion	9,158
Property and equipment, net	10,082	24,558
Investment in related parties	2,103	847
Investment in real estate joint venture	2,716	2,701
Intangible assets, net	5,754	6,576
Goodwill	2,000	1,500
Deferred income tax asset	7,287
Other assets	136	117

	$97,216	$56,955

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,691	$7,413
Income taxes payable	356
Accrued course expenses	1,841	2,174
Other accrued expenses	7,377	3,999
Due to stockholders from sale of common stock	5,110
Current installments of long term debt	462	504
Deferred revenue	80,580	62,689

Total current liabilities	99,417	76,779
Long term debt, net of current installments	2,912	11,808
Minority interest	3,939	1,977
Stockholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 10,455,910 and 8,618,186 shares issued and outstanding, as of December 31, 2005 and 2004, respectively	10,593	3,269
Paid-in capital	449	449
Foreign currency translation adjustment	(337)	(182)
Accumulated deficit	(19,757)	(37,145)

Total stockholders' deficit	(9,052)	(33,609)

	$97,216	$56,955

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Earnings (Loss)

(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Revenue	$178,564	$139,859	$94,958

Operating expenses:
Direct course expenses	96,520	93,295	51,254
Advertising and sales expense	50,003	49,664	30,092
General and administrative expense	27,664	27,038	15,321

	174,187	169,997	96,667

Earnings (loss) from operations	4,377	(30,138)	(1,709)

Other income (expense):
Interest and other income	2,386	129	585
Interest expense	(614)	(540)	(86)
Equity earnings from related parties	(176)	159
Gain on sale of assets	6,579	305

	8,175	53	499

Earnings (loss) before income taxes	12,552	(30,085)	(1,210)
Minority interest	(1,962)	23
Income tax benefit	6,798

Net earnings (loss)	$17,388	$(30,062)	$(1,210)
Effect of foreign exchange rates	(155)	166	(348)
Comprehensive earnings (loss)	$17,233	$(29,896)	$(1,558)

Earnings (loss) per share:
Diluted	$1.86	$(3.50)	$(0.15)

Basic	$1.96	$(3.50)	$(0.15)

Weighted average common shares outstanding:
Diluted	9,360	8,589	8,188

Basic	8,859	8,589	8,188

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net earnings (loss)	$17,388	$(30,062)	$(1,210)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,856	1,610	950
Gain on sale of assets	(6,579)	(305)
Minority interest	1,962	(23)
Changes in operating assets and liabilities:
Restricted cash	(3,216)	(2,190)
Accounts receivable, net	(3,341)	867	(807)
Prepaid advertising and other	(864)	353	(1,633)
Inventory	303	(677)	(349)
Deferred tax asset, net of deferred tax liability	(7,287)
Deferred course expenses	(688)	(1,991)	(3,926)
Other assets	(19)	(97)	7
Accounts payable	(3,722)	4,195	1,456
Accrued course expenses	(333)	528	1,582
Deferred revenue	17,891	24,096	14,044
Other accrued expenses	3,379	2,218	655
Income taxes payable	356

	2,459	27,302	11,029

Cash provided (used in) by operations	17,086	(1,478)	10,769

Investing activities:
Purchase of property and equipment	(701)	(9,516)	(3,170)
Proceeds from sale of investment properties	9,777	827
Purchase of goodwill and intangible assets	(333)	(250)	(470)
Purchase of equity interest in investment properties		(2,701)	(2,000)
Investments in and advances to related parties, net	(103)	1,202	(2,378)

Cash provided by (used in) investing activities	8,640	(10,438)	(8,018)

Financing activities:
Proceeds from sale of common stock	7,155
Due to stockholders from sale of common stock	5,110
Proceeds of long term debt	103	6,250	2,500
Principal payments on long term debt	(9,041)	(178)	(560)
Principal payments on note payable to officer		(4,713)	(1,119)
Proceeds from exercise of stock options	3	28	16
Distribution to officer			(300)
Stock registration costs	(315)

Cash provided by (used in) financing activities	3,015	1,387	537

Effect of foreign currency translation	(155)	166	(348)

Increase (decrease) in cash and cash equivalents	28,586	(10,363)	2,940
Cash and cash equivalents, beginning of year	4,658	15,021	12,081

Cash and cash equivalents, end of year	$33,244	$4,658	$15,021

See notes to consolidated financial statements.

Supplemental cash flow information:

        Cash paid for interest was $0.2 million, $0.5 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Supplemental disclosure of noncash activity:

        During the second quarter of 2005, 85,470 shares of common stock valued at $0.2 were issued along with cash of $0.3 million for the final payment of the Star Trader™ brand purchase agreement, with the total of $0.5 million being recorded as goodwill.

        A portion of the consideration received on the sale of the SCB Building, as discussed in Note 1, includes $11.0 million in notes receivable out of $20.3 million in total proceeds.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Deficit

Years ended December 31, 2005, 2004 and 2003

(in thousands)

	Common Stock			Foreign Currency Translatioin Adjustment
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2002	8,097	$940	$449	—	$(4,491)	$(3,102)
Issuance of stock for the stock purchased of MRS Equity Corp.	63	125	—	—	—	125
Issuance of stock for assets purchased of Success Development, Inc.	180	900	—	—	—	900
Issuance of stock for the stock purchased of SpeakTek, Inc.	200	1,000	—	—	—	1,000
Issuance of stock for assets purchased	2	10	—	—	—	10
Issuance of stock for stock options exercised	6	16	—	—	—	16
Issuance of cash and note payable to majority stockholder for interest in Whitney Leadership Group, Inc.	—	—	—	—	(1,200)	(1,200)
Foreign currency translation adjustment	—	—	—	(348)	—	(348)
Net loss	—	—	—	—	(1,558)	(1,558)

Balance at December 31, 2003	8,548	2,991	449	(348)	(7,249)	(4,157)
Issuance of stock for the stock purchased of SpeakTek, Inc.	56	250				250
Issuance of stock for stock options exercised	15	28				28
Foreign currency translation adjustment				166		166
Net loss	—	—	—	—	(29,896)	(29,896)

Balance at December 31, 2004	8,619	$3,269	$449	$(182)	$(37,145)	$(33,609)
Issuance of stock for the stock purchased of SpeakTek, Inc.	85	166				166
Issuance of stock for stock options exercised	2	3				3
Private placement of securities, net of offering costs of $720	1,750	7,155				7,155
Foreign currency translation adjustment				(155)		(155)
Net earnings					17,388	17,388

Balance at December 31, 2005	10,456	$10,593	$449	$(337)	$(19,757)	$(9,052)

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Description of Business and Summary of Significant Accounting Policies

Organization and History

        Whitney Information Network, Inc. and Subsidiaries (collectively referred to a the "Company" or "WIN") has provided postsecondary education and training courses for students throughout the United States, Canada and Europe, interested in learning about the real estate and financial markets.

        The Company incorporated in Colorado in 1996 under the name Gimmel Enterprises, Inc. In 1998, we acquired all of the outstanding common stock of Whitney Education Group, Inc. ("WEG"), a Florida company organized in 1992, and changed our name to WIN Systems International, Inc. In 1999, we changed our name to Whitney Information Network, Inc.

        In July 2005, EduTrades, Inc. ("EDX") was formed as a wholly owned subsidiary for holding the rights and brands of the financial markets education division of the Company. In November 2005 and February 2006, the Company filed a registration statement of Form S-1 and Amended Form S-1, respectively, with the Securities and Exchange commission for the purpose of an initial public offering. The registration statement has not been declared effective by the Securities and Exchange Commission.

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts and balances of Whitney Information Network, Inc. and its wholly owned and majority owned subsidiaries.

Significant Accounting Policies

        The vast majority of our costs to acquire the student has been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, the student received the course content in an electronic format, or the contract expires, at which time the revenue is deemed earned.

        Thus, reporting under generally accepted accounting principles in the United States of America creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our operating results in that we recognize the bulk of our expenses before we recognize revenue in the form of fees and tuition from attendees at our introductory courses. In addition, we recognize all our expenses associated with the introductory courses at the time they occur and any money that is collected as a result of those programs is deferred until the student actually takes the course or receives the product offered. As a result of these factors, our cash flows are significantly different than our reported results of operations.

        Speaker fee commission payments earned for generating revenue are deferred until such time as the revenue is earned. Advertising costs, training room rentals and direct selling expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

        The Company's contracts for courses require that courses must be attended within one year of registration. The Company's policy has been to recognize revenue at the earlier of the attendance of the course or one year from the date of registration. Prior to 2005, our United Kingdom subsidiary allowed students to attend courses after the expiration of our one year obligation to provide the course as specified in the contract and continued to report these student's tuition collected as deferred revenue past the expiration date. During the second quarter of 2005, the Company's United Kingdom subsidiary changed its practices and began to enforce the terms of its contracts to be consistent with that of its North American subsidiaries and recognized approximately $1.3 million of revenue from course registrations that had been outstanding for greater than one year.

Cash, Cash Equivalents and Restricted Cash

        We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. Restricted cash reflects amount retained by credit card merchants as a reserve for returns on credit card transactions and deposit balances required under letters of credit. We consider restricted cash as a current asset as credit card merchants can typically hold such reserve funds only up to one year, and our letters of credit are for annual terms.

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

Fair Value of Financial Instruments

        The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable approximated fair value as of December 31, 2005 because of the relatively short maturity of these instruments. The fair value of long term notes payable approximates fair value based on current market rates available for similar debt instruments.

Prepaid Advertising and Sales Expense

        We expense advertising and sales costs as incurred. Advertising and sales expenses were approximately $50.0 million, $49.7 million, and $30.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published. Advertising costs recorded as prepaid as of December 31, 2005 and 2004 were $1.9 million and $1.5 million respectively.

Deferred Registration Costs

        We are in the process of a registration of the Company's EDX subsidiary. Expenses related to this offering have been accounted for as deferred registration costs, and will be charged against the gross proceeds received. The registration statement has not been declared effective by the Securities and Exchange Commission.

Property and Equipment

        Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets as follows:

Buildings	40 years
Furniture fixtures and equipment	7 years
Other assets	5 years
Purchased software	3 years

Intangible Assets and Goodwill

        Intangible assets include customer lists, trademarks, and loan costs and are recorded at cost. Customer lists and trademarks are being amortized over their estimated useful lives of 3 and 15 years, respectively. Loan costs are amortized over the term of the loan. Goodwill is not amortized. At December 31, 2005, management performed impairment testing in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets for all intangible assets and goodwill determined that impairment was not considered necessary.

Investments in Related Parties

        We acquired a 20% ownership interest in Rancho Monterey, S.A., a Panama corporation, in 2001. This corporation was formed with the purpose of acquiring, developing, and selling land on the Pacific coast of Costa Rica. We are an investor in phase one of this project which includes approximately 830 acres. Prior to January 2004, this venture has incurred solely capitalized development costs and had not had any sales activity. We account for our investment using the equity method of accounting and record its proportionate share of the corporation's profit or loss. In 2003, we acquired an additional 10% equity interest in the investment for $0.7 million through the issuance of debt. As part of this transaction, we also received an 8% interest in Monterey del Este, a Panama Corporation organized to develop unimproved real estate in Costa Rica; and a 20% interest in Monterey del Mar, a Panama Corporation organized to develop an ocean front hotel on the Pacific coast of Costa Rica. The Company's share of the corporation's losses and profits for the years ended December 31, 2005 and 2004 were a loss of $(0.2) million and a profit of $0.2 million respectively. Our Chief Executive Officer individually indirectly owns 11% of Rancho Monterey, S.A. and 6% of Monterey del Este. Our Company's Executive Vice President individually indirectly owns 1% of Rancho Monterey, S.A.

        We have, at times, advanced funds to this entity for working capital purposes to secure and protect its investment. Our agreement with the management of this venture is that we will be repaid for these funds from future land sales. At December 31, 2005, $1.4 million in such advances is included in investment in related parties. At December 31, 2004 $1.2 million of such advances is shown on the consolidated balance sheet as accounts receivable related parties.

Investment in Joint Ventures

        In 2003 we acquired a 50% equity interest in SCB Building, LLC ("SCB"), an office building in Orlando, Florida. The other 50% member had a $2.0 million minority interest in SCB, which was contributed in the form of a $4.0 million building subject to a $2.0 million mortgage. Subsequent improvements of approximately $9.6 million were made to the building and were financed primarily by long term debt. As the guarantor of the debt of SCB, the financial statements and results from operations are consolidated in the accompanying consolidated financial statements with a provision for minority interest of the other 50% owner.

        In November 2005 we sold the office building, which was the primary asset of SCB, for a pretax gain of $5.6 million, before minority interest, or a pretax $3.5 million after minority interest expense. The debt on the building was paid in full and SCB issued a note receivable, secured by the building, totaling $11.0 million as part of the $20.3 million selling price.

        In 2004, we entered into a joint venture with an unrelated party. Our contribution to the joint venture of $2.7 million represents a 50% interest in Tranquility Bay of Southwest Florida LLC ("Tranquility"), which owns 74 acres of land for residential development in Lee County Florida. Tranquility has no ongoing activity other than the costs of holding the land. Under the equity method of accounting we record our share of these costs which for 2005 and 2004 were insignificant.

Revenue Recognition, Deferred Revenue and Deferred Seminar Expenses

        We recognize revenue for the sale of products and software, upon delivery. Revenue from educational seminars is recognized upon the earlier of (1) when the nonrefundable deposit is received for the seminars and the seminar has taken place; or (2) upon the contractual expiration of our obligation to provide a seminar only if the seminar was paid for. Deferred revenue is recorded when the seminar proceeds are received prior to the related seminar taking place. Expenses for commission payments made to our speakers directly related to additional courses sold are considered acquisition costs of those revenues and deferred until the related revenue is recognized in accordance with the guidance in SAB 104.

        The following table illustrates the impact of deferring revenue by reconciling gross receipts to recorded revenue for the years ended 2005 and 2004.

	Year ended December 31,
	2005	2004	% change
Cash received from course and product sales:
Basic courses	$25,017	$34,202	(26.9)%
Advanced courses	112,008	91,855	21.9
Outreach programs	40,415	23,723	70.4
Products sales	12,317	8,828	39.5
Other	6,698	5,347	25.3

Total cash received from course and product sales	196,455	163,955	19.8
Net change in deferred revenue	(17,891)	(24,096)	(25.8)

Revenue for financial reporting purposes	$178,564	$139,859	27.7%

        We record commission revenue related to sales made by the Company for other parties. Only the commission part of these transactions is recorded. The commissions are recognized as revenue when the amount is earned.

Long-Lived Assets

        The Company reviews propery and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by the comparison of its carrying amount with the future net cash flows the assets are expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If such assets are considered to be impaired, the impaired amount is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows expected to be generated by the respective long lived assets. As of December 31, 2005, according our most recent assessments, there are no impairments in the carrying values of our long-lived assets.

Reclassifications

        Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

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

Translation of Foreign Currency

        We account for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation. As such, the financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of December 31, 2005 and 2004, respectively.

Earnings (Loss) Per Share

        We apply the provisions of SFAS No. 128, Earnings Per Share. All dilutive potential common shares in 2005 were included in the diluted earnings per share calculation. All dilutive potential common shares in 2004 had an antidilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share. At December 31, 2005 we had 1,677 stock options, 1,075 warrants and 300 warrants to purchase units offered to our offering (Note 3) for 300 shares of stock and 150 warrants which were excluded from earnings per share as their effect was antidilutive. The total 3,202 potential dilutive securities exchanged could be dilutive to future earnings.

Stock Options and Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and provides the required pro forma disclosures prescribed by SFAS No. 123 and SFAS No. 148.

        We have adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plan and the option plan of our wholly owned subsidiary EduTrades, Inc. been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and basic earnings (loss) per common share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Years ended December 31
	2005	2004	2003
Net earnings (loss)—as reported	$17,388	$(30,062)	$(1,210)
Add: stock-based compensation included in net profit (loss) as reported
Deduct: Total stock-based compensation using the fair market value method under SFAS No. 123	1,535	1,374	398
Net earnings (loss)—pro forma	$15,853	$(31,436)	$(1,608)
Basic loss per common share—as reported	$1.96	$(3.50)	$(0.15)
Basic loss per common share—pro forma	$1.79	$(3.66)	$(0.20)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing mode with the following assumptions (average weight):

	Years ended December 31
	2005	2004	2003
Expected life in years	7	10	10
Expected volatility	77.88%	56.97%	33.77%
Risk free interest rate	4.39%	4.24%	4.25%
Expected dividend

        The pro forma disclosure includes approximately $0.8 million of compensation expense for stock options granted by our wholly owned subsidiary EduTrades, Inc. for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements

        In December 2004, SFAS No. 123R, Share-Based Payment, was issued, which supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Under SFAS No. 123R all share-based payments would be treated as other forms of compensation by recognizing the costs, generally measured as the fair market value at the date of grant, in the consolidated income statement. The Company will adopt, as required, SFAS No. 123R for its fiscal year beginning January 1, 2006. Share-based payment expense amounts historically disclosed as required by SFAS No.123R will now be recognized as an expense in the consolidated income statement.

        We have chosen the modified prospective application (MPA) method for implementing SFAS No. 123(R). Under the MPA method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested will be recognized as compensation expense over the remaining requisite service period. Prior periods will not be restated. At December 31, 2005 we had approximately $1.8 million of unvested stock compensation that will be recognized as an expense over future service periods.

        The impact of adoption of SFAS No. 123(R) is that future share based payment awards will be recorded as compensation expense over their requisite service period, and such expense is expected to be material to future earnings. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) per share above.

Note 2—Mergers, Acquisitions and Capital Accounts

        In September 2004, we entered into a six-month agreement with Discount Buyers Association of America ("DBAA") to assume operational control over it business and postsecondary education products. Simultaneously, we were granted an option to purchase all of the assets of DBAA. We paid $0.5 million to DBAA for control of the business operations. We have allowed the option to expire and charged $0.5 million to expense for the year ended December 31, 2004.

        In June 2004, we issued warrants to purchase 200,000 shares of our no par value common stock in exchange for professional services provided for the Company. The warrants will expire in June 2008, and are exercisable at the following prices: 100,000 shares at $5.25 per share; and 100,000 shares at $8.00 per share

        In October 2003, we acquired the stock of SpeakTek, Inc. for $1.6 million, which resulted in $1.0 million in goodwill, $0.5 million in customer lists and other intangibles and $0.1 million in current assets. SpeakTek, Inc. is the holding company for Quantum Vision, Inc., which is the operating entity and provides financial markets education. Of this amount $0.6 million is payable in cash, and $1.0 million is payable through 200,000 shares of our newly issued, restricted common stock.

        In July 2003, we purchased two related companies, Equity Corp. Holdings, Inc. ("Equity Corp.") and Whitney Leadership Group, Inc. The purchase price of Whitney Leadership, Inc. was $1.2 million paid to our Chairman and Chief Executive Officer and his wife, payable $0.3 million in cash at closing and a $0.9 million promissory note payable in semiannual installments beginning in February 2004 bearing an interest rate of 7% per annum. The payments and debt issued were recorded as a distribution as Whitney Leadership Group, Inc. and we were under common control. The acquisition of Equity Corp. from our Executive Vice President, Real Estate Education Division resulted in $4.9 million of intellectual property. The purchase price of $0.3 million, comprised of $0.1 million in cash, 62,500 shares of our common stock valued at $0.1 million at closing, and $0.1 million payable one year from the closing date evidenced by a promissory note bearing interest at 7% per annum. We also agreed to assume and pay a promissory note issued to our chairman by Equity Corp. in June, 2002 in the amount of $4.8 million payable $1.0 million in July 2003 and July 2004 and ten installments of $0.3 million payable in January and July beginning in 2005 through 2009. The unpaid balance bears interest at 7% per annum. Equity Corp. incurred this $4.8 million obligation when it elected to redeem all of our chairman's stock ownership in Equity Corp., which amounted to 90% of the outstanding stock of Equity Corp., as of June 1, 2002. This note was paid in full during 2004.

        In May 2003, we paid $0.5 million under a six-month management agreement with Success Development, Inc. ("SDI"). Under the agreement, we acquired SDI's customer database and operated is Cash Flow Generator brand. Under this agreement, we received 30% of SDI's profits. During this time period, we also made advances to SDI for working capital purposes. We believe that this balance is collateralized by a bank account maintained by SDI. In November 2003, we exercised the option to purchase Success Development, Inc. for 180,000 shares of common stock, valued at $0.9 million. This resulted in a $0.6 million trademark, $0.3 million customer list and $0.1 million noncompete agreement.

Note 3—The Offering

        In December 2005, 3.0 million shares of common stock and common stock purchase warrants representing 1.5 million shares of common stock were sold. The Company sold 1.75 million shares of common stock and issued warrants for 875,000 shares. The Company's Chairman and Chief Executive Officer sold 1.25 million shares and warrants for 625,000 shares. In both cases, each warrant allows one share to be purchased for $6.00. The Company received $7.9 million in proceeds and netted $7.2 million after expenses for its 1.75 million shares.

        The common stock and warrants were issued as a $13.5 million private placement in which 3.0 million units of our securities, each unit consisting of one share of common stock and one-half common stock purchase warrant at $4.50 per unit, were issued to a group of 17 nonaffiliated accredited investors. In addition, a unit warrant was issued to our placement agent exercisable to purchase 0.3 million units at $4.50 per unit including the underlying one-half common stock purchase warrants. Including the units to our placement agent, the Company is registering a total 3.3 million shares of common stock, plus 1.65 million units underlying common stock purchase warrants. We collected $5.6 milion of proceeds on behalf of our Chief Executive Officer, who was a selling shareholder in the offering. At December 31, 2005 we have recorded a liability to our Chief Executive Officer of $5.1 million, net of $0.5 million in offering costs, on the accompanying consolidated balance sheet, which was paid in the first quarter of 2006.

        In connection with this transaction, the Company entered into a registration rights agreement which provides for the Company to use its "best efforts" to file a registration statement for the resale of the 3.3 million common shares and the shares underlying the common stock purchase warrant to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the registration statement for one year subsequent to the effective date. If the Company fails to have the registration statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% per month of the proceeds in cash) until the registration statement is declared effective or effectiveness is maintained. We have a maximum liability of one year under the registration rights agreement.

        The Financial Accounting Standard Board's Emerging Issues Task Force (EITF) has exposed for deliberation the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for a Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock." (See Note 14—Committments and Contingencies).

        Accordingly, the Company estimates a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement and is reflected as a current liability in other accrued expenses in our consolidated balance sheet as of December 31, 2005.

Note 4—Related Parties Transactions

        MRS Equity Corp. was wholly owned by Equity Corp. Holdings, Inc., which manages the processing of payments through customers' accounts to the mortgage holder. Equity Corp. Holdings, Inc. was acquired by the Company in 2003 and was previously owned by our Executive Vice President, Real Estate Division (See Note 2)—Mergers, Acquisitions and Capital Accounts.

        In 2003, the Company provided payroll services in the amount of $0.1 million to MRS Equity Corp., and purchased goods and services in the aggregate amount of $0.1 million from MRS Equity Corp., and Whitney Leadership Group, Inc. prior to its acquisition.

        Whitney Leadership Group, Inc. is a company that holds all the copyright and intellectual property rights associated with the education materials and licenses. It was acquired in July, 2003 and was previously owned by the Company's Chairman and his wife (who is also employed by the Company) (See Note 2—Mergers, Acquisitions and Capital Accounts).

        We have rented a training facility located in Cape Coral, Florida, since 1992 from the Chairman of the Board and chief Executive Officer which pays rent on annual leases. Rentals under the related party lease were $0.2 million, $0.2 million, and $0.1 million during 2005, 2004 and 2003, respectively. We lease 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral Florida, from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer and his wife Ingrid. The leases are for three years and began in March 2003, March 2003 and June 2004, respectively. We are currently paying rent on a month-to-month basis on two of the leases that expired March 2006.

        Included in revenue for 2005 and 2004 is $0.3 million and $0.3 million, respectively, received under an arrangement with Gulfstream Development Corp., a company owned 25% by our Chairman and Chief Executive Officer. Under this arrangement we receive $1,000 for each home constructed by Gulfstream for one of our students, who are presented an opportunity to purchase lots at one of our advanced real estate courses by realtors representing Gulfstream. We have no interest in the lots nor any involvement in dealings between students and the realtors or Gulfstream.

        Those items above that are reasonably expected to be collected within one year are shown as current.

Note 5—Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Building	$4,778	$17,437
Airplane	2,114	2,114
Software	1,114	1,000
Land	1,728	2,807
Equipment	1,253	1,173
Furniture and fixtures	772	819
Leasehold improvements	1,474	1,428

	13,233	26,778
Less accumulated depreciation	(3,151)	(2,220)

	$10,082	$24,558

	Years ended December 31,
	2005	2004	2003
Depreciation expense	$1,034	$964	$692

Note 6—Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31,
	2005	2004
Customer lists	$5,943	$5,943
Trademarks	1,050	1,050
Other intangibles	795	795

	7,788	7,788
Less accumulated amortization	(2,034)	(1,212)

	$5,754	$6,576

	Years ended December 31,
	2005	2004	2003
Amortization expense	$822	$646	$258

        Future amortization expense of intangibles is as follows:

Years ending December 31,
2006	$790
2007	629
2008	629
2009	629
2010	629
Thereafter	2,448

$5,754

Note 7—Long Term Debt

        Long term debt consists of (in thousands):

	December 31,
	2005	2004
Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	$1,962	$2,442
Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by an airplane. The note is personally guaranteed (up to $0.2 million) by the majority stockholder.	1,035	1,090
Note payable to an individual for purchase of equity interest in Rancho Monterey. Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by the Company's stock.	345	472
Note payable to a bank. Interest only payments beginning in July 2003 due monthly until June 2005. Principal and interest payments due beginning July 2005 and amortized over 20 years. Interest at a fixed rate of 7.5%. The note was paid in full in 2005.		7,289
Mortgage payable to a bank. Monthly principal and interest payments through June 2007 with a balloon payment of $1.0 million due on July 28, 2007 and is collateralized by the building on North Frontage Road, Orlando, Florida. This was paid in full in June 2005.		1,019
Other installment notes payable	32

	3,374	12,312
Less current portion	(462)	(504)

	$2,912	$11,808

        Maturities of long term obligations are as follows (in thousands):

Years ending December 31,
2006	$462
2007	444
2008	377
2009	307
2010	310
Thereafter	1,474

$3,374

Note 8—Stock Options and Warrants

Stock Based Compensation Plans

        The Company's 1998 Stock Option Plan provides for the granting of stock options to key employees. Under the terms and conditions of this plan, any time between the grant date and two years of service, the employee may purchase up to 25% of the option shares. Between two and three years of continuous service, the employee may purchase up to 50% of the option share, and after three years of continuous service, the employee may purchase all remaining option shares. All options expire ten years from the date of the grant.

        The following table presents the activity for options outstanding (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2002	1,376	$1.93
Granted	203	3.79
Forfeited/canceled	(165)	(2.16)
Exercised	(5)	(3.00)

Outstanding as of December 31, 2003	1,409	$2.16
Granted	435	4.47
Forfeited/canceled	(77)	(3.94)
Exercised	(15)	(1.87)

Outstanding as of December 31, 2004	1,752	$2.66
Granted	540	5.43
Forfeited/canceled	(112)	(3.05)
Exercised	(2)	(1.50)

Outstanding as of December 31, 2005	2,178	$3.33

        The following table presents the composition of options outstanding and exercisable (options in thousands):

Range of Exercise Prices	Options Outstanding	Price(a)	Options Exercisable	Price(a)	Life(a)
$1.75	20	$1.75	20	$1.75	4.33
$1.81	297	$1.81	297	$1.81	6.25
$1.88	242	$1.88	242	$1.88	3.75
$2.00	557	$2.00	557	$2.00	4.58
$2.55	30	$2.55	8	$2.55	9.50
$3.10	15	$3.10	15	$3.10	6.67
$3.70	142	$3.70	71	$3.70	7.16
$3.90	40	$3.90	15	$3.90	8.00
$4.10	10	$4.10	5	$4.10	7.25
$4.50	315	$4.50	79	$4.50	7.25
$5.60	510	$5.60	127	$5.60	9.80

$1.75 to $5.60	2,178	$3.33	1,436	$2.52	5.61

(a)
Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

        The following table illustrates the activity for warrants outstanding (in thousands except per share data);

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2003	—	—
Granted	200	$6.63
Forfeited/canceled
Exercised

Outstanding as of December 31, 2004	200	6.63
Granted	875	$6.00
Forfeited/canceled
Exercised

Outstanding as of December 31, 2005	1,075	$6.12

        The following table presents the composition of warrants outstanding (warrants in thousands):

Exercise Prices	Warrants Granted	Warrants Exercisable	Remaining Life
$5.25	100	100	3.50
$6.00	875	875	4.00
$8.00	100	100	3.50

$5.25 - $8.00	1,075	1,075	3.90

        In conjunction with the offering, the Company issued a unit warrant to our placement agent exercisable to purchase 300,000 units at $4.50 per share and another unit warrant exercisable to purchase 150,000 shares at $6.00 per share.

During 2005:

  The Company issued 85,470 shares of common stock valued at $0.2 million, plus cash of $0.3 million for assets we recorded as goodwill for the final payment as part of the Star Trader™ brand purchase agreement.

  Stock options for 40,000 shares were granted to members of the Board of Directors.

  Stock options for 475,000 shares were granted to executive of the Company.

  The Company sold 1.75 million shares of common stock and issued warrants for 875,000 shares. The Company's Chairman and Chief Executive Officer sold 1.25 million shares of common stock and warrants for 625,000 shares. In addition we issued a unit warrant to our placement agent exercisable to purchase 300,000 units at $4.50 per unit (a unit is comprised of one share of stock plus a warrant for one-half share). See Note 3—The Offering.

Note 9—Employee Benefit Plan

        We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion. Our contributions, charged to earnings for the years ended December 31, 2005, 2004, and 2003, were $0.2 million, $0.1 million, and $0.0 million, respectively.

Note 10—Income Taxes

        We had net operating losses of approximately $27.4 million at December 31, 2005 to offset future federal taxable income for U.S. domestic operations. The net operating losses expire in the years 2020 through 2024. The Company also has $19.5 million representing net operating losses for state income taxes that expire in years 2010 through 2024. Generally accepted accounting principles requires the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that the Company will generate future taxable income.

        As of the end of 2004, the Company established a valuation allowance to offset all future tax benefits from the operating losses that would have been recorded as deferred tax assets. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. During 2005, management concluded that it is more likely than not that the Company will realize the benefits of some of our net operating loss carryforwards creating future tax deductible amounts for the current year and future periods beyond 2005.

        We estimate that we will be liable for approximately $0.2 million in alternative minimum taxes for 2005, which will be carried forward into future periods to offset future taxes. The net operating loss carryforwards from prior years can only be applied to 90% of the current year profits. The deferred tax assets recorded in 2005 represent management's estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond 2005.

        A change in the valuation allowance for net operating losses that affect deferred tax assets is as follows (in thousands):

        Our income tax provision is as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Earnings before taxes:
U.S.	$7,857	$(23,777)	$(1,210)
Non-U.S.	2,775	(6,285)

Total earnings before income taxes	$10,632	$(30,062)	$(1,210)

Provision for taxes:
Current:
Federal	$160
State	101
Non-U.S.	228

	489	—	—

Deferred:
Federal	2,637	(8,322)	(424)
State	328	(975)	(49)
Non-U.S.	733	(764)

	3,698	(10,061)	(473)

Valuation allowance	(10,985)	10,061	473

Total income tax provision	$(6,798)	$—	$—

Effective income tax rate	(63.9)%	0.0%	0.0%

        The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Years ended December 31,
	2005	2004	2003
	(in percentages)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income net of federal benefit	4.0%	3.2%	4.1%
Non-U.S. income taxed at different notes	0.4%	2.5%
Valuation allowance	(103.3)%	(39.3)%	(39.1)%
Other		(1.4)%

Effective income tax rate	(63.9)%	0.0%	0.0%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004	2003
Deferred tax assets:
Net operating losses, federal	$9,595	$12,120	$906
Net operating losses, state	790	1,104	49
Net operating losses, non-U.S.	31	764
Depreciation	44
Intangible amortization	421	537

	10,881	14,525	955
Valuation allowance	(31)	(11,016)	(955)

Total deferred tax assets	$10,850	$3,509	$—

Deferred tax liabilities:
Deferred course expenses	3,563	3,035
Depreciation		474

Total deferred tax liabilities	$3,563	$3,509	$—

Reported as:
Current deferred tax assets
Noncurrent deferred tax assets	7,287	3,509
Current deferred tax liabilities		(3,509)

Net deferred taxes	$7,287	$—	$—

Note 11—Earnings (Loss) Per Share

        Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants, including 0.5 million, nil and nil options that were dilutive for the years ended December 31, 2005, 2004 and 2003 respectively. There are a total of 2,178,350 stock options, 1,075,000 warrants to purchase common stock outstanding as of December 31, 2005 and a combined 450,000 unit placement warrants issued to our placement agent. The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	Years ended December 31,
	2005	2004	2003
Numerator for diluted earnings (loss) per common share	$17,388	$(30,062)	$(1,210)

Denominator for basic earnings per share—weighted average shares	8,859	8,589	8,188
Effect of dilutive securities—options and warrants	501

Denominator for diluted earnings per share—adjusted weighted average shares	9,360	8,589	8,188

Diluted earnings (loss) per common share	$1.86	$(3.50)	$(0.15)

        Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 12—Business Segment Information

        We operate primarily in two business segments: Real estate education and Financial market education. Our revenues are generated through the sale of real estate and financial market education courses, programs and products. The operating segments reported below are for which segments financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

        Segment operating results evaluates earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain on sale of assets, net interest income, equity earnings from foreign investment, income tax benefits and minority interests.

        The following segment results include allocations of certain costs, including shared administrative costs-based metrics designed to correlate with the consumption of such services. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm's length transactions (in thousands):

	Years ended December 31,
Segment revenues
	2005	2004	2003
Real estate education	$123,960	$101,000	$77,833
Financial market education	54,604	38,859	17,125

	$178,564	$139,859	$94,958

	Years ended December 31,
Segment operating earnings (loss)
	2005	2004	2003
Real estate education	$13,551	$(17,888)	$6,828
Financial market education	(9,174)	(12,888)	(8,537)

	$4,377	$(30,776)	$(1,709)

	Years ended December 31,
Depreciation expense
	2005	2004	2003
Real estate education	$789	$719	$471
Financial market education	245	245	221

	$1,034	$964	$692

	Years ended December 31,
Segment identifiable assets
	2005	2004	2003
Real estate education	$14,369	$29,032	$24,584
Financial market education	3,782	3,602

	$18,151	$32,634	$24,584

	Years ended December 31,
Geographic revenues
	2005	2004	2003
United States	$162,762	$122,559	$81,633
Foreign	15,802	17,300	13,325

	$178,564	$139,859	$94,958

	Years ended December 31,
Geographic identifiable assets
	2005	2004	2003
United States	$14,518	$28,738	$24,469
Foreign	3,633	3,896	115

	$18,151	$32,634	$24,584

Note 13—Summarized Quarterly Results (Unaudited)

        The following table presents unaudited operating results for each quarter within the two most recent years. We believe that all necessary adjustments consisting only of normal recurring adjustments have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year (in thousands, except for per share data)

	Three months ended,
	Q1(a)	Q2(a)	Q3(b)	Q4(c)	Full Year
2005
Revenues	$40,170	$46,520	$46,820	$45,054	$178,564
Operating expenses	36,062	44,053	45,407	48,665	174,187
Earnings (loss) from operations	4,108	2,467	1,413	(3,611)	4,377
Net earnings (loss)	4,149	3,159	9,069	1,011	17,388
Basic earnings per share(1)	0.48	0.36	1.04	.11	1.96
Diluted earnings per share(1)	0.48	0.35	0.97	.10	1.86
2004
Revenues	$38,509	$38,606	$32,155	$30,589	$139,859
Operating expenses	38,461	43,578	44,348	43,609	169,997
Earnings (loss) from operations	48	(4,973)	(12,193)	(13,020)	(30,138)
Net earnings (loss)	208	(4,264)	(11,964)	(14,042)	(30,062)
Basic earnings (loss) per share(1)	0.02	(0.49)	(1.40)	(1.61)	(3.48)
Diluted earnings (loss) per share(1)	0.02	(0.49)	(1.40)	(1.61)	(3.48)

(1)
Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

(a)
In the first and second quarters of 2005 we received approximately $0.3 million and $0.9 million respectively, of an insurance claim that resulted from the interruption of our business caused by hurricane Charley in 2004. This amount is recorded in Other Income.

(b)
In the third quarter of 2005, we recorded a deferred tax asset, net of deferred tax liability, of $6.7 million.

(c)
In the fourth quarter of 2005, we recorded $3.0 million in bonus expense and realized a $5.6 million gain before minority interest on the sale of an office building.

Note 14—Commitments and Contingencies

Liquidated Damages Provision in Registration Rights Agreement

        In December 2005, 3.0 million shares of common stock and 1.5 million shares of common stock underlying common stock purchase warrants were sold. The Company sold 1.75 million shares of common stock and issued a warrant for 50% of those shares. The Company's Chairman and Chief Executive Officer concurrently the Company's Chairman and Chief Executive Officer sold 1.25 million and issued common stock purchase warrants for 50% of those shares.

        We issued the common stock and warrants in a December 2005, $13.5 million in private placement in which we sold 3.0 million units of our securities, each unit consisting of one share of common stock and one-half common stock purchase warrant, at $4.50 per unit, to a group of 17 nonaffiliated accredited investors and issued a unit warrant to our placement agent exercisable to purchase 0.3 million units at $4.50 per unit. The Company received $7.9 million in proceeds and netted $7.4 million after expenses.

        In connection with the transaction, the Company entered into a registration rights agreement which provides, for the Company to use its "best efforts" to file a registration statement for the resale of the 3.3 million common shares and the 1.65 million shares underlying the common stock purchase warrant to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the registration statement for a one year period subsequent to the effective date. If the issuer fails to have the registration statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% (per month) of the proceeds in cash) until the registration statement is declared effective or effectiveness is maintained. We have a maximum liability of six months under the registration rights agreement.

        The Financial Accounting Standard Board's Emerging Issues Task Force (EITF) has exposed for deliberation the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 05-04, the Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for a Derivative Financial Instrument Indexed to and Potentially Settled in, a Company's Own Stock." As articulated under View C in Issue No. 05-04, the Company views the registration rights agreement and the common stock purchase warrant agreement as separate freestanding agreements which should be accounted for separately. The common stock purchase warrant is classified as equity under the provisions of Issue 00-19, and the registration rights agreement is accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.

        Accordingly, the Company estimates a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement and is reflected as a current liability in Other Accrued Expenses in our consolidated balance sheet as of December 31, 2005.

Software Commitment

        In December 2005 we entered into a commitment for approximately $2.5 million for new software which includes licensing, training and maintenance.

Operating Leases

        The Company leases office space for administrative and training requirements. These leases expire from May 2005 to October 2010 (in thousands).

	Years ended December 31,
	2005	2004	2003
Rental expense for operating leases	$823	$425	$384

        Future minimum rental payments under these noncancelable leases are as follows (in thousands):

Years ending December 31,
2006	$748
2007	446
2008	186
2009	192
2010	137

$1,709

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

Note 15—Subsequent Event

        On March 8, 2006, the Company issued 98,156 shares of common stock as a gift to the estate of Richard Brevoort, the Company's former President and Chief Operating Officer who passed away in 2002. The Company has recorded an expense in the first quarter of $0.9 million representing the fair value of the securities issued, and the gross up of related income taxes of $0.3 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Whitney Information Network, Inc. and Subsidiaries
Cape Coral, Florida

        We have audited the accompanying consolidated balance sheet of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive earnings (loss), stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule II for the year ended December 31, 2005. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule II for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC Ehrhardt Keefe Steiner & Hottman PC
March 31, 2006 Denver, Colorado

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures

        (a)   We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our chief executive officer and chief financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In conducting this evaluation, several material weaknesses were identified in our internal control over financial reporting relating to timely account reconciliations, preparation and review of financial statements and disclosures, accounting for foreign currency, deferred revenue, inventory valuation, and recordkeeping for equity incentive awards and agreements. Specifically, our personnel lacked sufficient knowledge and experience and did not have appropriate oversight. The Company's accounting department has experienced significant turnover at various levels. This turnover and abilities of these personnel have contributed to the internal control issues described above.

        On the basis of these findings, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report. In connection with the 2005 audit of our financial statements, our independent registered public accounting firm, issued a management letter which noted that we had the material weaknesses described above in our internal control over financial reporting.

        (b)   There have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Subsequent to identifying the material weaknesses in our internal control over financial reporting our CEO and acting CFO have initiated corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. The actions implemented include recruiting additional experienced staff for newly created positions that will directly address the control deficiencies, and the formalization of policies and procedures and addition of monitoring controls. Should additional significant deficiencies in our internal controls be discovered in the future, a failure to remediate them or to implement required new or improved controls could harm our operating results, cause us to fail to meet our reporting obligations or result in misstatements in our financial statements.

        On September 21, 2005, the SEC extended the compliance dates related to Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. Under this extension a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer) must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. We anticipate that we may become an accelerated filer in calendar 2006 and therefore we could be required to comply with these requirements for the year ending December 31, 2006. We are currently in the process of documenting our internal control structure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Information concerning each of our executives and directors is set forth below:

Name	Age	Position
Russell A. Whitney	50	Chairman of the Board of Directors and Chief Executive Officer
Nicholas S. Maturo	58	President and Chief Operating Officer
Ronald S. Simon	62	Executive Vice President, Secretary and Director
John F. Kane	51	Executive Vice President, Real Estate Education Division
Anil K. Singh	50	Vice President, Marketing
Frederick A. Cardin	58	Director
Chester P. Schwartz	60	Director
Stephen L. Cootey	37	Director
Anthony B. Petrelli	53	Director

        Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

        Russell A. Whitney, Chairman of the Board of Directors and Chief Executive Officer, is our founder and has been Chief Executive Officer of our company and its predecessors since 1987. Mr. Whitney is also an active real estate investor for his own account and has written and published several books on wealth building topics.

        Nicholas S. Maturo, President and Chief Operating Officer, joined us in 2002 and became our Chief Operating Officer in 2003 and was elected as President in 2004. He was the Chief Operating Officer of Food Trader, Inc. from 2000 to 2002. From 1981 to 2000, he held a number of executive positions with Kraft Foods and was Chief Information Officer when he left Kraft.

        Ronald S. Simon, Executive Vice President, Secretary and Director, is a Certified Public Accountant and has been our Acting Chief Financial Officer from 2004 through 2006 and a member of our Board of Directors since 1998. Mr. Simon was a self-employed certified public accountant from 1987 until he joined us as our Chief Financial Officer in 1998. In 2002, he was appointed our Executive Vice President. Mr. Simon holds a Bachelor of Science degree in accounting from the University of Illinois.

        John F. Kane, Executive Vice President, Real Estate Education Division, has been the President of Precision Software Services, Inc., one of our wholly owned subsidiaries since 1993. Precision develops real estate investment and other basic business software and was purchased by us in 2001. We appointed Mr. Kane our Executive Vice President, Real Estate Education Division in 2003.

        Anil K. Singh, Vice President, Marketing, was appointed in 2004. Prior to joining us, he was Vice President, Marketing for The Markets, LLC from 2002 to 2004. Mr. Singh was Chief Marketing Officer at Paytrust, Inc. from 2000 to 2001. He also held senior marketing positions at American Business Financial Services, Inc., Advanta Corporation and Time Warner, Inc.

        Frederick A. Cardin, Director, joined us as a director in 2003. Since 1996, Mr. Cardin has been managing director of Harvard Growth Strategies, a consulting firm which advises clients on business strategies, financing and marketing. Dr. Cardin publishes articles and lectures on such topics as corporate, investment and international finance, strategic planning, financing, entrepreneurship, management, merger and acquisition planning and health care and environmental economics. Dr. Cardin earned his MBA with distinction and his Doctorate in Finance from the Harvard Graduate School of Business Administration. He earned a Bachelor's degree in economics summa cum laude from Tufts University, where he fulfilled degree requirements in economics, math and astronomy, minoring in physics. In 1968 he was elected to Phi Beta Kappa.

        Chester P. Schwartz, Director, joined us as a director in 2003. Since 1970 he has been engaged in the private practice of law in Denver, Colorado, specializing in real estate and commercial law. He earned a Bachelor of Science and Juris Doctor degree from the University of Colorado.

        Stephen L. Cootey, Director, joined us as a director in 2006. Since 2004 he has been a Principal at Prides Capital LLC, an investment firm specializing in strategic block, active investing in small- and micro-cap public and private companies. From 2001 to 2004, Mr. Cootey was a Vice President with Credit Suisse First Boston. Prior to that time, Mr. Cootey maintained over six years of management, consulting and operational experience at the Goldman Sachs Group, Inc. and Andersen Consulting. Mr. Cootey holds a B.A. in Physics and Government from Bowdoin College in Brunswick, Maine and a Masters in Business Administration from the Columbia Business School in New York, New York.

        Anthony B. Petrelli, Director, joined as a director in 2006. Since 1987 he has been the Senior Vice President and a director of Neidiger, Tucker, Bruner, Inc. a Denver, Colorado based securities brokerage firm. His responsibilities at Neidiger include managing its Corporate Finance and Investment Banking Department. He is also a member of the firm's Management Committee and administers the distribution and syndication of its public underwritings and private placements. Since 2003 he has been Chairman, President and a director of the National Investment Banking Association (NIBA). Since 1991 he has served on a number of committees of the National Association of Securities Dealers, Inc. (NASD), most recently as a member of the NASD's Statutory Disqualifications Committee, Vice Chairman of the NASD's National Adjudicatory Council and member of the NASD's Corporate Finance Committee and its Small Firm Advisory Board. He earned a Bachelor of Science degree and Master of Business Administration degree from the University of Colorado.

Committees of the Board of Directors

Audit Committee

        Our Board of Directors has established a standing Audit Committee that consists of three directors. The current members of the Audit Committee are Messrs. Schwartz, Cardin and Petrelli. Mr. Schwartz is the Audit Committee Chairman. The Board of Directors has determined that each of these directors is "independent" as defined by the applicable rules of the American Stock Exchange and as required by the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate and that Mr. Schwartz further qualifies as an "audit committee financial expert" as such term is defined in the applicable rules of the Securities and Exchange Commission.

        The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls and the audit process. Its duties include reviewing the adequacy of our internal accounting and financial controls, reviewing the scope and results of the audit plans of our independent and internal auditors, reviewing the objectivity, effectiveness and resources of the internal audit function, and assessing our financial reporting activities and accounting standards and principles. The Audit Committee also selects and engages our independent auditors and approves their fees. In 2005, the Committee met four times.

        The Audit Committee has considered whether the provision of nonaudit services performed by our independent auditors is compatible with maintaining that firm's independence.

Compensation Committee

        Our Compensation Committee is comprised of Messrs. Schwartz, Cardin and Cootey, all of whom are independent directors. Mr. Cardin is our Compensation Committee Chairman. The Compensation Committee recommends approval by the Board of the compensation of our executive officers, the annual compensation budget for all other employees, together with bonuses, grants of stock options and any changes to our benefit plans.

        Although bound by the negotiated annual salary requirements of employment agreements we have with our executives, the Compensation Committee is charged with determining bonus compensation for our executive officers. The Compensation Committee is charged with determining bonus compensation for our executive officers. Under our bonus plan, executive officers are limited to 50% of their salaries. Bonuses for our Chief Executive Officer may range from 50% to 150% of his salary. Within these parameters, we consider year over year net earnings, cash flows and revenue growth, as well as whether we met business plans and forecasts set for the year. We do not have a specific formula to apply these factors which are weighed on an individual basis by our Compensation Committee.

Governance and Nominating Committee

        Our Governance and Nominating Committee consists of Messrs. Schwartz, Cardin and Perrelli. Mr. Schwartz is our Governance and Nominating Committee Chairman. The Governance and Nominating Committee monitor the implementation of the Company's corporate Governance Guidelines, to prepare and supervise the Board's Annual Reviews and Director Independence and to identify review and evaluate candidates for election as director.

Code of Ethics

        Our Board of Directors has adopted a Code of Ethics that applies to our executive officers, senior financial officers and directors of our company. We have filed a copy of our Code of Ethics with the Securities and Exchange Commission and have also posted the Code of Ethics on our Web site.

        In accordance with the Sarbanes-Oxley Act of 2002, we have adopted procedures to facilitate the submission, on a confidential and anonymous basis, of complaints, reports and concerns by any person regarding (1) accounting, internal accounting controls or auditing matters, (2) actual or potential violations of laws, rules or regulations, and (3) other suspected wrongdoing, including in connection with our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain summary information concerning compensation paid to our executive officers for the calendar years indicated.

Long Term Compensation Awards
Annual Compensation
Name and Principal Position in 2005				Other Annual Compensation(1)			Restricted Stock Award(s)	Shares Underlying Options	All Other Compensation
	Year	Salary	Bonus
Russell A. Whitney, Chairman of the Board and Chief Executive Officer	2005 2004 2003	$659,189 553,846 400,000	$850,000 600,000 275,000		$78,170 — —	(2)	— — —	125,000 — 75,000	— — —
Nicholas S. Maturo, President and Chief Operating Officer	2005 2004 2003	$275,000 230,769 180,000	$250,000 125,000 20,000		— —		— —	100,000 100,000 45,000	— —
Ronald S. Simon, Exec. Vice President, Acting Chief Financial Officer, Secretary and Director	2005 2004 2003	$275,000 230,769 180,000	$300,000 125,000 75,000		— —		— —	100,000 100,000 50,000	— —
John F. Kane, Executive Vice President, Real Estate Education Division	2005 2004 2003	$215,385 190,785 120,000	$200,000 75,000 15,000		— —		— —	100,000 25,000 25,000	— —
Anil K. Singh, Vice President, Marketing	2005 2004	$184,423 131,924	$100,000 15,000	$	— 22,904	(3)	— —	50,000 20,000	—

(1)
In accordance with SEC rules, disclosure is omitted where total Other Annual Compensation is less than $50,000 or 10% of the total annual salary and bonus.

(2)
Represents speaker fees at conferences of $65,135 and nonbusiness use of corporate airplane in the amount of $13,035.

(3)
Represents relocation expense reimbursement.

Employment Agreements

        In 2003, we entered into an employment agreement with Mr. Whitney which expires at the end of 2007. The agreement provided an initial salary of $400,000 per year, together with bonuses to be granted by the Compensation Committee of our Board of Directors, and customary employee benefits, including health insurance. The Compensation Committee established Mr. Whitney's salary at $659,189 and $600,000 for 2005 and 2006, respectively. Bonuses granted by the Board of Directors to Mr. Whitney are determined by the Compensation Committee and have historically been between 50% and 150% of his salary, depending upon our level of net earnings, cash flows and revenue growth.

        Also in 2003, we also entered into employment agreements with Messrs. Maturo, Simon and Kane, providing for initial annual salaries of $180,000, $180,000, and $172,000, respectively, which expire in 2007. The Compensation Committee established annual salaries of $275,000, $275,000 and $215,385 for

Messrs. Maturo, Simon and Kane, respectively in 2005. The Compensation Committee established annual salaries of $300,000, $300,000 and $250,000 for Messrs. Maturo, Simon and Kane, respectively in 2006. We have instituted a cash bonus plan which will be administered by the Compensation Committee of our Board of Directors. Under the bonus plan, employees, including all of our executive officers, except our Chief Executive Officer, may receive cash bonuses in accordance with the Company's Incentive Plan based upon a number of factors, including the meeting or exceeding of internally prepared budgets and forecasts, along with other subjective criteria.

        The following table sets forth certain information regarding grants of stock options to Russell A. Whitney, Nicholas S. Maturo, Ronald S. Simon, John F. Kane and Anil K. Singh, the executive officers who received stock options during the years 2003 through 2005. The fair value of the grants has been estimated utilizing the Black-Scholes option pricing.

Name	Number of Underlying Securities Options/SARs Granted During Last 12 Months	% of Total Options/SARs Granted During Last 12 Months	Exercise or Base Price Per Share	Expiration Date	Grant Date Present Value
Russell A. Whitney	125,000	21.2%	$5.60	11/1/2015	$1,057,500
Nicholas S. Maturo	100,000	16.9%	$5.60	11/1/2015	$846,000
Ronald S. Simon	100,000	16.9%	$5.60	11/1/2015	$846,000
John F. Kane	100,000	16.9%	$5.60	11/1/2015	$846,000
Anil K. Singh	50,000	8.5%	$5.60	11/1/2015	$423,000

(1)
Our present value computations were based upon the following assumptions: 77.9% volatility, ten year life, risk free rate of return of 4.35% and a 0% dividend yield.

        The following table sets forth, on an aggregated basis, each exercise of stock options (or tandem SARs) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options.

Name	Shares Acquired on Exercise	Value Realized	# of Securities Underlying Unexercised Options/SARs at December 31, 2005	Value of Unexercised In-The-Money Options/SARs at December 31, 2005
Russell A. Whitney	0	0	192,200	$989,028
Nicholas S. Maturo	0	0	245,000	$1,206,250
Ronald S. Simon	0	0	543,000	$3,543,125
John F. Kane	0	0	165,000	$816,600
Anil K. Singh	0	0	70,500	$324,500

        We have not adopted any retirement, pension or profit sharing plans for the benefit of our officers or directors although we adopted our 1998 Stock Option Plan for the benefit of our officers, directors, employees and consultants. We also offer our employees a 401(k) plan. Our contributions to the plan, charged to operations, for the years ended December 31, 2005, 2004, and 2003, were $0.2 million, $0.1 million, $0.0 million, respectively.

Compensation of Directors

        Independent directors receive $10,000 per year for serving as members of the Board of Directors. Members of the Audit Committee receive an additional $2,500 per year. Expenses incurred by our directors in attending Board meetings are reimbursed, and independent directors each receive 5,000 stock options under our 1998 Stock Option Plan upon joining our Board. Additional stock options have been and will be granted to our Board members from time to time in the future.

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

        We have reserved 2,187,500 shares of common stock for issuance under the plan, which is administered by the Compensation Committee of our Board of Directors. Under the plan, the Compensation Committee determines which individuals will receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option and the option price. As of March 27, 2006, options to purchase 2,178,350 shares of common stock at exercise prices ranging from $1.75 per share to $10.80 per share were outstanding under the plan. Of these options, 1,308,000 have been issued to executives and directors at exercise prices ranging from $1.81 per share to $10.80 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the common stock ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, by each of our officers and directors and by all officers and directors as a group. Each person holds record and beneficial ownership and has sole voting and investment power with respect to the shares of common stock shown. The address of all of these individuals is in our care at 1612 East Cape Coral Parkway, Cape Coral, Florida 33904.

Name of Owner	Number of Shares	Percent of Class(1)
Russell A. Whitney(2)	5,638,619	51.8%
Nicholas S. Maturo(3)	250,000	2.3%
Ronald S. Simon(4)	578,175	5.3%
John F. Kane(5)	390,000	3.6%
Anil K. Singh(6)	60,500	*
Frederick A. Cardin(7)	25,000	*
Chester P. Schwartz(8)	25,269	*
Stephen L. Cootey(9)	5,000	*
Anthony B. Petrelli(10)	5,000	*
All officers and directors as a group (nine persons)	6,977,563	64.1%
Prides Capital Fund I, LP(11)	1,650,000	15.2%
Heartland Value Fund(12)	900,000	8.3%
QVT Financial Group LLC(13)	600,000	5.5%

*
Less than 1%

(1)
Includes stock options and common stock purchase warrants exercisable within 60 days from the date of the report

(2)
Includes 297,200 stock options held by members of Mr. Whitney's family

(3)
Includes 245,000 stock options

(4)
Includes 443,000 stock options

(5)
Comprised of 165,000 stock options

(6)
Includes 60,000 stock options

(7)
Comprised of 25,000 stock options

(8)
Includes 25,000 stock options

(9)
Mr. Cootey, an employee of Prides Capital LLC, does not vote the shares owned by Prides Capital Fund I, LP and disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest in Prides Capital LLC

(10)
Comprised of 5,000 stock options

(11)
Includes 550,000 common stock purchase warrants

(12)
Includes 300,000 common stock purchase warrants

(13)
Includes 200,000 common stock purchase warrants

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We lease 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, 9,000 square feet of space at 1625 E. Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman of the Board and Chief Executive Officer, and his wife, Ingrid Whitney. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004, respectively. We are on a month-to-month basis on two of the leases that expire in March 2006 while an extension is negotiated.

        From time to time, Mr. Whitney benefits from our students' purchase of residential lots and the construction of homes on lots they acquire in the Cape Coral, Florida area because the students may purchase these lots from Mr. Whitney or from other lot owners. The students are presented this opportunity at one of our advanced real estate courses by realtors representing Gulfstream Development Corp. ("Gulfstream"), a company owned 25% by Mr. Whitney. We have no involvement in the students' decision to purchase lots or in their dealings with the realtor or Gulfstream. The purchase price of lots sold by Mr. Whitney is consistent with lot prices sold by others in the Cape Coral area. Gulfstream often constructs homes on lots owned by our students. Through an informal arrangement with Gulfstream, we receive $1,000 for every Gulfstream home built for our students, amounting to $0.3 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

        We also have investments in entities in which our Chairman and Chief Executive Officer and Executive Vice President, Secretary have minority ownership interests. The entities are Rancho Monterey, S.A., Monterey del Este and Monterey del Mar, which is described in more detail under Noncore Investments under Management's Discussion and Analysis of Financial Condition and Results of Operation. Our Chief Executive Officer owns 11% of Rancho Monterey, S.A. and 6% of Monterey del Este. Our Executive Vice President, Secretary owns 1% of Rancho Monterey, S.A.

        In our view, the terms of the transactions described above are no less favorable than could have been obtained from independent third parties. All affiliated transactions must be approved by a majority of the independent and disinterested members of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado ("EKS&H"), conducted the audit of our financial statements for the year ended December 31, 2005. It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the Securities and Exchange Commission. As a result, our directors do specifically approve, in advance, nonaudit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence.

        EKS&H's audit fees billed to us during 2005 were $339,520 Audit related fees billed to us during 2005 were approximately $29,196 for the audit of the Company's 401(k) plan, tax fees billed to us during 2005 for tax services were approximately $74,815 and other fees billed to us during 2005 were $233,783 which was primarily to work related to Form S-1 registration statements filed with the Securities and Exchange Commission. We have concluded that the provision of services by EKS&H is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Title
3.01	Articles of Incorporation of the Registrant, as amended(1)
3.02	Bylaws of the Registrant(2)
5.01	Opinion of Law Office of Gary A. Agron regarding legality of the common stock (includes consent)(5)
10.01	Securities Purchase Agreement—Private Placement(5)
10.02	Stockholders Agreement—Private Placement(5)
10.03	Registration Rights Agreement—Private Placement(5)
10.04	Warrant Agreement—Private Placement(5)
10.05	1998 Stock Option Plan(3)
10.06	Employment Agreement with Mr. Whitney(4)
10.07	Employment Agreement with Mr. Simon(4)
10.08	Employment Agreement with Mr. Maturo(4)
10.10	Employment Agreement with Mr. Kane(4)
21.01	List of subsidiaries
23.01	Consent of Law Office of Gary A. Agron (included in Exhibit 5.01 above)(5)
23.02	Consent of Ehrhardt Keefe Steiner & Hottman, PC, an independent registered certified public accounting firm(5)
23.03	Consent of Ehrhardt Keefe Steiner & Hottman, PC, an independent registered certified public accounting firm
31.1	Certification of Periodic Report—Chief Executive Officer
31.2	Certification of Periodic Report—Chief Financial Officer
32.1	Certification of Periodic Report—Chief Executive Officer
32.2	Certification of Periodic Report—Chief Financial Officer

(1)
Incorporated by reference to the Registrant's Registration Statement on Form 10 SB/12G dated March 6, 2001, designated Exhibit 3.1 therein.

(2)
Incorporated by reference to the Registrant's Registration Statement on Form 10 SB/12G dated March 6, 2001, designated Exhibit 3.2 therein.

(3)
Incorporated by reference to the Registrant's Registration Statement on Form 10 SB/12G dated March 6, 2001, designated Exhibit 99.3 therein.

(4)
Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, File No. 333-102156 dated July 9, 2003, designated Exhibits 10.07 through 10.11 therein.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-130904.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.
Dated: March 31, 2006	By:	/s/ RUSSELL A. WHITNEY Russell A. Whitney Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	Chief Executive Officer	March 31, 2006
/s/ NICHOLAS S. MATURO Nicholas S. Maturo	President and Chief Operating Officer	March 31, 2006
/s/ ALFRED R. NOVAS Alfred R. Novas	Chief Financial Officer	March 31, 2006
/s/ RONALD S. SIMON Ronald S. Simon	Executive Vice President, Secretary and Director	March 31, 2006
/s/ FREDERICK A. CARDIN Frederick A. Cardin	Director	March 31, 2006
/s/ CHESTER P. SCHWARTZ Chester P. Schwartz	Director	March 31, 2006
/s/ STEPHEN L. COOTEY Stephen L. Cootey	Director	March 31, 2006
/s/ ANTHONY B. PETRELLI Anthony B. Petrelli	Director	March 31, 2006

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Schedule II

Description	Balance at Beginning Of Period	Addition Charged and Expense	Deductions	Balance at End of Period
Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2005:
Allowance for merchant receivables	$—	$867	$—	$867

Total	$—	$867	$—	$867

S-1