Form 10-K/A
period 2004-12-31
WHITNEY INFORMATION NETWORK INC
filed 2006-04-07
CIK 1095276

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and acting Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        During the period covered by this report, there have not been any significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        In connection with the audit of the year ended December 31, 2004, there were no "Reportable Events" within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, the Company's auditors communicated to the Registrant matters it considered to be material weaknesses in the Registrant's internal controls relating to the turnover and adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the acting Chief Financial Officer/Vice-President of Finance to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to take the workload off these individuals. This staffing situation contributed to certain accounts not being reconciled on a timely basis, certain business transactions not documented in an appropriate manner and certain accounting records not properly maintained. The Registrant is addressing this concern and is in the process of further enhancing its staff. In addition, the auditors communicated to the Company that additional expertise was needed in those departments in the area of SEC reporting. This was addressed in February 2005 by retaining the services of a financial reporting manager on a contract basis to assist us with our external reporting and preparation of financial statements and related disclosures.

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

WHITNEY INFORMATION NETWORK, INC.
Dated: April 7, 2006	By:	/s/ RUSSELL A. WHITNEY Russell A. Whitney Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RUSSELL A. WHITNEY Russell A. Whitney	Chairman of the Board of Directors and Chief Executive Officer	April 7, 2006
/s/ NICHOLAS S. MATURO Nicholas S. Maturo	President and Chief Operating Officer	April 7, 2006
/s/ RONALD S. SIMON Ronald S. Simon	Executive Vice President, Acting Chief Financial Officer, Acting Principal Accounting Officer and Director	April 7, 2006