Form 10-Q/A
period 2005-03-31
WHITNEY INFORMATION NETWORK INC
filed 2006-04-07
CIK 1095276

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

See notes to financial statements

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

See notes to financial statements

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

See notes to financial statements

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

During the period covered by this report, there have not been any significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed in the following paragraph.

In connection with the audit of the year ended December 31, 2004, there were no “Reportable Events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, our auditors communicated to us matters they considered to be material weaknesses in the Registrant’s internal controls relating to the turnover and adequacy of staffing of its accounting and finance department. The auditors considered the scope of responsibilities and duties of the acting Chief Financial Officer/Vice-President of Finance to be somewhat overextended. The auditors communicated that additional resources were needed in the finance and accounting department to reduce the workload of these individuals. This staffing situation contributed to certain accounts not being reconciled on a timely basis, certain business transactions not documented in an appropriate manner and certain accounting records not properly maintained. We are addressing this concern and are in the process of further enhancing its staff.  In addition, the auditors communicated to us that additional expertise was needed in those departments in the area of SEC reporting. This was addressed in February 2005 by retaining the services of a financial reporting manager on a contract basis to assist us with our external reporting and preparation of financial statements and related disclosures.

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

WHITNEY INFORMATION NETWORK, INC.

Dated: 4/7/2006	By:	/s/Russell A. Whitney
Russell A. Whitney
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	Chairman of the Board of Directors and	4/7/2006
Russell A. Whitney	Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	4/7/2006

/s/Ronald S. Simon	Secretary/Treasurer/Acting Chief Financial	4/7/2006
Officer/Principal Accounting Officer

/s/Frederick A. Cardin	Director	4/7/2006
Frederick A. Cardin

/s/Chester P. Schwartz	Director	4/7/2006
Chester P. Schwartz