Form 10-Q/A
period 2005-06-30
WHITNEY INFORMATION NETWORK INC
filed 2006-04-07
CIK 1095276

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

In connection with the interim review of the Company’s financial statements, the Company’s auditors communicated to the Company’s management and the Audit Committee of the Board of Directors material weaknesses involving the Company’s internal financial controls. The material weaknesses noted by the auditors relate primarily sufficient human resources within our accounting and financial reporting function and the preparation of financial statement disclosures relating thereto.  To address these issues, in February 2005 we retained the services of a financial reporting manager on a contract basis to assist us with our external reporting and preparation of financial statements and related disclosures.  In June 2005, we established a five person accounting operation in Salt Lake City, Utah to handle certain accounting responsibilities of our financial markets education division, which became a separate, wholly owned subsidiary in July 2005.  These responsibilities were previously handled by the accounting staff in our executive offices in Cape Coral, Florida.  The five positions in the Florida office were retained in anticipation of planned future growth, and responsibilities were reassigned to improve efficiency and strengthen controls.  Also in the second quarter of 2005 the Florida office added a senior accountant who assumed supervisory responsibility over staff accountants that had previously reported directly to our Senior Controller.

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
Russell A. Whitney
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Russell A. Whitney	Director/Chairman/	April 7, 2006
Russell A. Whitney	Chief Executive Officer

/s/Nicholas S. Maturo	President and Chief Operating Officer	April 7, 2006
Nicholas S. Maturo

/s/Ronald S. Simon	Acting Chief Financial	April 7, 2006
Ronald S. Simon	Officer/Secretary/Treasurer/Director

/s/Frederick A. Cardin	Director	April 7, 2006
Frederick A. Cardin

/s/Chester P. Schwartz	Director	April 7, 2006
Chester P. Schwartz