Form 10-Q
period 2006-03-31
WHITNEY INFORMATION NETWORK INC
filed 2006-06-23
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended March 31, 2006

Whitney Information Network, Inc.

(Exact name of registrant as specified in its charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1612 East Cape Coral Parkway, Cape Coral, Florida 33904
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (239) 542-0643

(Former name or former address, if changed since last report)

NONE

Securities registered under Section 12 (b) of the Exchange Act:

NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK

No par value per share

(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

There were 11,025,516 shares of common stock outstanding as of June 22, 2006.

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Operations and Comprehensive Earnings (Loss)

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Index of Exhibits

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2006	December 31, 2005
		(restated)
Assets
Current assets:
Cash and cash equivalents	$38,217	$33,244
Restricted cash	5,445	5,406
Accounts receivable, net	3,865	3,789
Notes receivable, current portion	2,080	1,785
Deferred course expenses, current portion	15,405	14,452
Prepaid advertising and other	2,443	2,841
Inventory	1,313	1,087
Deferred registration costs	460	315

Total current assets	69,228	62,919

Notes receivable, net of current portion	7,140	9,158
Property and equipment, net	10,457	10,082
Investment in related parties	2,192	2,103
Investment in real estate joint venture	2,716	2,716
Intangible assets, net	5,552	5,754
Goodwill	2,000	2,000
Deferred tax asset	7,287	7,287
Deferred course expenses, net of current portion	145	99
Other assets	136	136

	$106,853	$102,254
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,210	$3,691
Income taxes payable	298	356
Accrued course expenses	2,331	1,841
Other accrued expenses	6,983	7,377
Due to stockholder from sale of common stock		5,110
Long term debt, current portion	1,096	462
Deferred revenue, current portion	129,050	117,188

Total current liabilities	142,968	136,025

Long term debt, net of current portion	5,798	2,912
Deferred revenue, net of current portion	304	224

Total liabilities	149,070	139,161

Minority interest		3,939

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 10,878,016 and 10,455,910 shares issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively	12,175	10,593
Paid-in capital	995	449
Foreign currency translation adjustment	(684)	(650)
Accumulated deficit	(54,703)	(51,238)

Total stockholders’ deficit	(42,217)	(40,846)
	$106,853	$102,254

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2006	2005
		(restated)

Revenue	$45,325	$38,434

Operating expenses:
Direct course expenses	26,506	20,611
Advertising and sales expense	14,202	11,119
General and administrative expense	8,604	6,290
	49,312	38,020
(Loss) earnings from operations	(3,987)	414

Other income (expense):
Other income	166	270
Interest income, net	326	30
Equity earnings from related parties	30	22
Gain on sale of assets		13
	522	335

(Loss) earnings before income taxes	(3,465)	749

Minority interest		62

Net (loss) earnings	$(3,465)	$811

Effect of foreign exchange rates	(34)	(367)

Comprehensive (loss) earnings	$(3,499)	$444

(Loss) earnings per share:
Diluted	$(0.32)	$0.09

Basic	$(0.32)	$0.09

Weighted average common shares outstanding:
Diluted	10,738	8,677

Basic	10,738	8,676

See notes to consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2006	2005
		(restated)
Operating activities:
Net (loss) earnings	$(3,465)	$811
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	450	480
Stock compensation expense	252
Stock gift	937
Gain on sale of assets		(13)
Minority interest		(62)
Provision for income taxes
Changes in operating assets and liabilities:
Restricted cash	(38)	(771)
Accounts receivable, net	(76)	277
Prepaid advertising and other	398	(398)
Inventory	(226)	(48)
Deferred course expenses	(999)	(762)
Accounts payable	(481)	(1,943)
Accrued course expenses	490	562
Deferred revenue	11,942	9,139
Other accrued expenses	(394)	(564)
Income taxes payable	(58)
	10,558	5,492
Cash provided by operations	8,732	6,708

Investing activities:
Purchase of property and equipment	(624)	(952)
Purchase of goodwill		(333)
Proceeds from sale of assets		13
Proceeds received on notes receivable	1,723
Investments in and advances to related parties, net	(89)	711
Minority interest distribution	(44)
Cash provided by (used in) investing activities	966	(561)

Financing activities:
Payment to stockholder from sale of common stock	(5,110)
Principal payments on long term debt	(81)	(87)
Proceeds from exercise of stock options	645
Stock registration costs	(145)
Cash used in financing activities	(4,691)	(87)

Effect of foreign currency translation	(34)	(367)
Increase in cash and cash equivalents	4,973	5,693
Cash and cash equivalents, beginning of period	33,244	4,667
Cash and cash equivalents, end of period	$38,217	$10,360

See notes to consolidated financial statements.

Supplemental cash flow information:

Cash received for interest was $0.4 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Cash paid for interest was $0.1 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Supplemental disclosure of noncash activity:

Long term debt of $3.6 million was added in March 2006 in connection with the Company’s acquisition of the remaining 50% interest in SCB Building, LLC

In 2005, 85,470 shares of Common Stock valued at $0.2 million were issued along with $0.3 million in cash in connection with the acquisition of SpeakTek, Inc.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Basis of Presentation

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company is in the process of amending its Annual Report on Form 10-K for the year ended December 31, 2005 to reflect certain policy revisions and the effect of such revisions on its historical Consolidated Financial Statements. Until the amended report is filed, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Annual Report) giving consideration to the impact of such restatements and policy revisions discussed below.

The terms “Company”, “we”, “us” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

2005 Restatement and reclassifications

Overview

On May 15, 2006, the Company determined and announced that we would restate certain historical financial results. The Consolidated Statements of Operations and Comprehensive Earnings (Loss) and Cash Flows for the quarter ended March 31, 2005 and the Consolidated Balance Sheet as of December 31, 2005 included in this report have been restated from previous filings.  The effect of the restatement on our statement of financial position at the end of the reported periods is summarized in the table below.

The financial restatements for the quarter ended March 31, 2005 reflect:

•	a modification associated with a change in revenue recognition policy and restatement of revenue from expired courses;
•	reclassifications in financial statement categories and the timing of accruals necessary for comparability to the current period’s presentation; and
•	a revision to the revenue recognition policy with respect to referral of revenue from the Company’s teleconferencing product and service offering, and subscription services.

Our auditors have yet completed their testing on our restated 2005 Consolidated Financial Statements. Accordingly the accompanying December 31, 2005 Consolidated Balance Sheet has been labeled “Unaudited.”

Summary Effects of Restatement

The restatements had the following net earnings effect for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three months ended March 31, 2005

Revenue recognition policy change	$(932)
Timing of expense accruals	(1,964)
Teleconferencing and subscription deferral policy	(442)
Decrease in net earnings	$(3,338)

Basic earnings per share, as previously reported	$0.48
Diluted earnings per share, as previously reported	$0.48

Basic earnings per share, as restated	$0.09
Diluted earnings per share, as retated	$0.09

Background

In connection with the review of our Registration Statement on Form S-1, we had discussions with Staff members of the Securities and Exchange Commission (“SEC”) regarding the May 2005 change in policy with respect to revenue recognition in the United Kingdom. We elected to amend our policy in the United Kingdom with respect to the acceptance of students allowed to take courses subsequent to the expiration of the contract we had with the student.

The original policy was established at the inception of our European operations and was initially driven by customer service and capacity considerations. As the United Kingdom operations matured, we sought to establish conformity with its North American operations; therefore, the policy changed in May 2005 to recognize revenue upon the student contract’s expiry. In the second quarter of 2005, we changed the policy and recorded $1.3 million in revenue in connection with expired contracts.

The Company revised the May 2005 policy associated with delivering education content to those students who attend classes after the expiration of the contract. We restated revenue from the United Kingdom to reflect the implementation of the revised revenue recognition policy. These restatements will have no cumulative effect on our Consolidated Statement of Cash Flows.

The SEC further inquired about the revenue recognition policy in United States and Canada with respect to expired contracts. We modified our revenue recognition policy in the United States and Canada as well. Upon the implementation of the new revenue recognition policy, we may find it necessary to restate periods prior to 2003. These restatements will have no cumulative effect on our Consolidated Statement of Cash Flows.

Revenue recognition policy

We are engaged primarily in the business of providing real estate and financial education to individual investors through courses of study as well as educational materials. We offer our students multiple course packages.  Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue when it is received. Revenue is earned when the student attends the course.

The student is permitted to attend courses (in all available learning formats) throughout the life of the student contract.  We allow students to attend courses subsequent to expiration upon request.  The tuition is generally nonrefundable.  A student may receive a refund within three days of the purchase by exercising a right of rescission. In such cases, the corresponding amount of deferred revenue is relieved with no impact on the Consolidated Statement of Operations.

We recognize revenue based on:

•              when the course is attended by the student; or

•              likelihood of the attendance by the student is remote (course breakage), which is based on the historical:

—	percentage of students who never attended a course and those students who never attended a course subsequent to expiration; and
—	highest number of days in which 95% of those students who attended our courses subsequent to expiry.

We determine our course breakage rate based upon estimates developed from historical student attendance patterns. Based on our historical information, we can determine the likelihood of an expired course remaining unattended.  Moreover, we determined that we do not have a legal obligation to remit the value of expired courses to relevant taxing jurisdictions.

To apply course breakage, we calculate verifiable and objective supporting data as of each balance sheet date.

To the extent our financial markets education division (EduTrades, Inc. a wholly owned subsidiary) and United Kingdom businesses do not have three full years of data (subsequent to course expiration), we recognize revenue based on course attendance.  Only at such time that we have developed verifiable and objective data over a three year period subsequent to course expiration will we apply course breakage based on the methodology described above.

With respect to financial markets education division and United Kingdom, the Company expects to have sufficient data to apply course breakage by the end of 2006.  Accordingly, we anticipate reflecting course breakage as contemplated above for the quarter ending December 31, 2006, for the courses sold during the fourth quarter of 2003 through the fourth quarter of 2006 which remains expired and unattended.  We expect to recognize a significant amount of deferred revenue in the fourth quarter of 2006 from initial application of the course breakage to our financial markets education division and United Kingdom businesses.

As a result of applying this policy, during the three months ended March 31, 2006 and 2005 we recognized $1.9 million and $3.6 million, respectively, in revenue related to course breakage.

Reclassifications

We reviewed the classification of expenses by both period and line item, and restated the 2003 through 2005 Consolidated Financial Statements including for the three months ended March 31, 2005, necessary for comparability with the current period’s presentation. These changes and reclassifications will have no cumulative effect on reported earnings, cash flows or adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) for the quarter ended March 31, 2005.

Teleconferencing and Subscription

Upon review of our revenue recognition policies for all service and product offerings, we concluded the previous revenue recognition policy with respect to our teleconferencing and subscription based offerings needed to be modified in order to comply with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. These restatements will have no cumulative effect on our Consolidated Statement of Cash Flows.

In response to the issues raised described above, we

•       completed a review of our revenue recognition practices and have implemented changes as necessary to account for revenue recognition in accordance with the revised policies as of January 1, 2006; and

•       taken action to assure material expense accruals are recorded in the appropriate period; and

•       are restating our previously issued Consolidated Financial Statements to reflect the new revenue recognition policies and accrual practices.

Effects of Restatement and Reclassifications

The following tables set forth the effects of the restatement and reclassifications on affected line items within our previously reported Consolidated Statements of Operations for the quarter ended March 31, 2005.

	Revenue	Direct course expenses	Advertising & sales expenses	General & admin.	Total operating expenses	Earnings from operations	Other income	Interest (expense) income, net	Equity earnings	Gain on sale of assets	Earnings before taxes and minority interest
Three months ended March 31, 2005,
as previously reported	$40,170	$18,835	$11,898	$5,329	$36,062	$4,108	$70	$(91)	$—	$—	$4,087

Reclassifications:

Payroll & related costs		133	78	(211)	—	—					—
Commissions		494	(494)		—	—					—
Product cost		137	(137)		—	—					—
Event staging		181	(181)		—	—					—
Administrative & other costs	(34)	6		290	296	(330)	330				—
Other income					—	—	(156)	121	22	13	—

2005 as reclassified	40,136	19,786	11,164	5,408	36,358	3,778	244	30	22	13	4,087

Restatements:

Revenue recognition policy change	(975)	(43)			(43)	(932)					(932)
Revenue deferral policy	(727)	(240)	(45)		(285)	(442)					(442)
Accrual timing		1,108		882	1,990	(1,990)	26				(1,964)

Three months ended March 31, 2005, as restated	$38,434	$20,611	$11,119	$6,290	$38,020	$414	$270	$30	$22	$13	$749

December 31, 2005 Consolidated Balance Sheet

The accompanying Consolidated Balance Sheet as of December 31, 2005 has been adjusted to reflect the cumulative effect of restatements to prior years, but it has not been audited as of the date of this filing.  Upon the completion of the audit we will file an amended Form 10-Q indicating such.  The following table summarizes the effect of the restatements on the December 31, 2005 Consolidated Balance Sheet (in thousands).

	December 31, 2005
Effects of Restatement	As previously reported	As restated

Deferred course expenses	$9,513	$14,452
Deferred course expenses, noncurrent		99
Total assets	$97,216	$102,254

Deferred revenue	$80,580	$117,188
Deferred revenue, noncurrent		224
Total liabilities	$102,324	$139,161

Foreign currency translation adjustment	$(337)	$(650)
Accumulated deficit	(19,757)	(51,238)
Total stockholders’ deficit	(9,052)	(40,846)
Total liabilities and stockholders’ deficit	$97,216	$102,254

Note 2—Related Parties Transactions

MRS Equity Corp. was wholly owned by Equity Corp. Holdings, Inc., which manages the processing of payments through customers’ accounts to the mortgage holder. Equity Corp. Holdings, Inc. was acquired by the Company in 2003 and was previously owned by our Executive Vice President, Real Estate Education Division.

Whitney Leadership Group, Inc. is a company that holds all the copyright and intellectual property rights associated with the education materials and licenses. It was acquired in July 2003 and was previously owned by the Company’s Chairman and Chief Executive Officer and his wife (who is also employed by the Company).

We have rented a training facility located in Cape Coral, Florida, since 1992 from the Company’s Chairman and Chief Executive Officer and his wife. Rentals under this lease were nominal during the three months ended March 31, 2006 and 2005, respectively. We lease 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for shipping, and 5,000 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral Florida, from Cape Promenade Trust which is for the benefit of our Chairman and Chief Executive Officer and his wife. The leases are for three years and began in March 2003, March 2003 and June 2004, respectively. We are currently paying rent on a month-to-month basis on two of the leases that expired March 2006.

We have an arrangement with Gulfstream Development Corp., a company owned 25% by our Chairman and Chief Executive Officer. Under this arrangement we receive $1,000 for each home constructed by Gulfstream for one of our students, who are presented an opportunity to purchase lots at one of our advanced real estate courses by realtors representing Gulfstream. We have no interest in the lots nor any involvement in dealings between students and the realtors or Gulfstream. No revenue was recorded under this arrangement during the three months ended March 31, 2006 and 2005.

Note 3—Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)
Land	$1,754	$1,728
Building	4,804	4,778
Airplane	2,114	2,114
Software	1,606	1,114
Equipment	1,330	1,253
Furniture and fixtures	773	772
Leasehold improvements	1,475	1,474
	13,856	13,233
Less accumulated depreciation	(3,399)	(3,151)
	$10,457	$10,082

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Depreciation expense	$248	$264

Note 4—Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31	December 31
	2006	2005
	(unaudited)
Customer lists and databases	$5,943	$5,943
Trademarks	1,050	1,050
Other intangibles	795	795
	7,788	7,788
Less accumulated amortization	(2,236)	(2,034)
	$5,552	$5,754

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Amortization expense	$202	$216

Future amortization expense of intangibles is as follows (unaudited, in thousands):

Years ending December 31,
2006	$588
2007	629
2008	629
2009	629
2010	629
Thereafter	2,448
$5,552

Note 5—Long Term Debt

Long term debt consists of (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Notes payable to individuals for the purchase of equity interest in SCB Building LLC. Principal and interest payment beginning in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$3,600

Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	1,934	$1,962

Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by an airplane. The note is personally guaranteed (up to $0.2 million) by the majority stockholder.	1,022	1,035

Note payable to an individual for purchase of equity interest in Rancho Monterey. Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by the Company’s stock.	313	345

Other installment notes payable	25	32
	6,894	3,374
Less current portion	(1,096)	(462)
	$5,798	$2,912

Note 6—Stock Options and Warrants

Stock Based Compensation Plans

The Company’s 1998 Stock Option Plan provides for the granting of stock options to key employees. Under the terms and conditions of this plan, any time between the grant date and two years of service, the employee may purchase up to 25% of the option shares. Between two and three years of continuous service, the employee may purchase up to 50% of the option share, and after three years of continuous service, the employee may purchase all remaining option shares. All options expire ten years from the date of the grant.

Effective January 1, 2006, the Company adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock–Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has adopted SFAS No. 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2006 are based on its historical experience.

Prior to 2006, the Company accounted for stock–based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB No. 25, the Company was required to record expense over the vesting period for the value of options granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock–Based Compensation – Transition and Disclosure (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock–based compensation. The Company’s net earnings and net earnings per share for the three months ended March 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the 2006 Black Scholes model:

Risk free interest rate	3.91-4.64%
Weighted average volatility	80.7%
Dividend yield	0.0%
Expected term	6.5	years
Weighted average fair market value at grant date	$5.09

The Black Scholes model incorporates assumptions to value stock–based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the Company’s stock and historical volality of the Company’s stock. The Company generally uses the average of the vesting period and the life of the grant to estimate the option term timing within the valuation model. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

As a result of adopting SFAS No. 123R, the impact to the Consolidated Financial Statements for net loss for the three months ended March 31, 2006 was $0.3 million higher than if the Company had continued to account for stock – based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.00 per share. Pro forma net earnings as if the fair value based method had been applied to all awards is as follows (unaudited, in thousands, except for per share amounts):

	Three months ended March 31,
	2006	2005
		(restated)
Net (loss) earnings–as reported	$(3,465)	$811
Add: Stock–based compensation programs recorded as expense, net of tax	252
Deduct: Total stock–based employee compensation expense, net of tax	(252)	(87)
Pro forma net (loss) earnings	$(3,465)	$724
(Loss) earnings per share:
Diluted – as reported	$(0.32)	$0.09
Diluted – pro forma	$(0.32)	$0.08
Basic – as reported	$(0.32)	$0.09
Basic – pro forma	$(0.32)	$0.08

The following table sumarizes the compenents of the Company’s stock–based compensation programs recorded as expense (in thousands):

Three months ended
March 31, 2006
(unaudited)
Stock-based compensation expense:
Pretax compensation expense	$252
Income tax benefit
Stock option expense, net of tax	$252

As of March 31, 2006, $1.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years.

Activity under the Company’s stock option plan during the three months ended March 31, 2006 is as follows (unaudited, in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,985	$3.56
Granted	35	8.33
Exercised	(324)	1.99
Forfeited
Outstanding at March 31, 2006	1,696	3.96	7.1	8,548
Exercisable at March 31, 2006	1,098	$3.22	6.0	6,342

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of options exercised during the quarter ended March 31, 2006 was $2.3 million. Exercise of options during the first quarter of 2006 resulted in cash receipts of $0.6 million.

Warrants

The following table presents the composition of warrants outstanding at March 31, 2006 (unaudited, in thousands except per share data):

Exercise Prices	Warrants Granted	Warrants Exercisable	Remaining Life in Years
$5.25	100	100	3.25
$6.00	1,025	875	3.75
$8.00	100	100	3.25

$5.25 - $8.00	1,225	1,075	3.67

Note 7—Income Taxes

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

In arriving at the conclusion that it is more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance resulting in a tax benefit for 2005, we prepared a ten year earnings model, along with key operating assumptions, a detailed economic model by business unit and by brand and consolidated for 2006, and compared to historical trends by business unit and by brand and detailed operating assumptions by brand.

Overall key operating growth assumptions were conservatively determined – at a discount when compared to current trends.  Operating margin assumptions were based on historical trends.  No additional income from gain on sales was assumed.

Our current trends further support the reversal of the valuation allowance.  The Company recorded approximately $8 million in taxable income for the year ended 2005 and recently made a payment of approximately $0.2 million representing our Alternative Minimum Tax for 2005.  Moreover, preliminary results in the first quarter of 2006 show cash received on course and products sales increased approximately 20.7% over the same period in 2005, further supporting our projections.

The Company believes, based on the assumptions contained in its economic plan and the current trends of the business, that it is more likely than not that the deferred tax asset will be realized in the future.

Note 8—(Loss) Earnings Per Share

Basic earnings per share are calculated using the weighted average number of common shares outstanding. There are a total of 1.7 million stock options, 1.2 million warrants to purchase common stock outstanding as of March 31, 2006 and a combined 0.3 million unit placement warrants issued to our placement agent which were excluded from the competition of diluted loss per share for 2006. The following table sets forth the computation for basic and diluted earnings per share (unaudited, in thousands, except for per share data):

	Three months ended March 31,
	2006	2005
		(restated)
Numerator for diluted earnings per common share	$(3,465)	$2,657

Denominator for basic earnings per share—weighted average shares	10,738	8,676
Effect of dilutive securities—options and warrants		1

Denominator for diluted earnings per share—adjusted weighted average shares	10,738	8,677
Diluted (loss) earnings per common share	$(0.32)	$0.09

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9—Stockholders’ Deficit

On March 8, 2006 the Company issued 98,156 shares of common stock to the estate of Richard Brevoort, the Company’s former President and Chief Operating Officer who passed away in 2002. The Company has recorded a $1.4 million in expense in the first quarter of 2006 representing the fair value of the securities issued and the Company’s obligation for related income taxes.

On March 29, 2006 the Company issued long term debt of $3.6 million to acquire the remaining 50% of its consolidated subsidiary SCB Building, LLC. The difference of $0.3 million between the long term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

Note 10—Commitments and Contingencies

Liquidated Damages Provision in Registration Rights Agreement

In December 2005, 3.0 million shares of common stock and 1.5 million shares of common stock underlying common stock purchase warrants were sold. The Company sold 1.75 million shares of common stock and issued a warrant for 50% of those shares. Concurrently the Company’s Chairman and Chief Executive Officer sold 1.25 million and issued common stock purchase warrants for 50% of those shares.

We issued the common stock and warrants in a December 2005, $13.5 million in private placement in which 3.0 million units of our securities, each unit consisting of one share of common stock and one-half common stock purchase warrant, were sold at $4.50 per unit, to a group of 17 nonaffiliated accredited investors and issued a unit warrant to our placement agent exercisable to purchase 0.3 million units at $4.50 per unit. The Company received $7.9 million in proceeds and netted $7.4 million after expenses.

In connection with the transaction, the Company entered into a registration rights agreement which provides, for the Company to use its “best efforts” to file a registration statement for the resale of the 3.3 million common shares and the 1.65 million shares underlying the common stock purchase warrant to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the registration statement for a one year period subsequent to the effective date. If the issuer fails to have the registration statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% (per month) of the proceeds in cash) until the registration statement is declared effective or effectiveness is maintained. We have a maximum liability of six months under the registration rights agreement.

The Financial Accounting Standard Board’s Emerging Issues Task Force (EITF) has exposed for deliberation the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 05-04, the Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for a Derivative Financial Instrument Indexed to and Potentially Settled in, a Company’s Own Stock.” As articulated under View C in Issue No. 05-04, the Company views the registration rights agreement and the common stock purchase warrant agreement as separate freestanding agreements which should be accounted for separately. The common stock purchase warrant is classified as equity under the provisions of Issue 00-19, and the registration rights agreement is accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.

Accordingly, the Company estimated a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement as of December 31, 2005. An additional $0.3 million was accrued during the quarter ended March 31, 2006 due to delays resulting from the aforementioned restatement of prior period financial statements. The total of $0.5 million is reflected as a current liability in Other Accrued Expenses in our Consolidated Balance Sheet, as of March 31, 2006.

Software Commitment

In December 2005, we entered into a commitment for approximately $2.5 million for new software which includes licensing, training and maintenance. Implementation began in the first quarter of 2006.

Litigation

The Company is not involved in any material asserted or unasserted claims and action arising out of the normal course of its business that in our opinion, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on our consolidated financial position.

Other

The Company, in the ordinary course of conducting our business, is subject to various state and federal requirements. In the opinion of management, the Company is in compliance with these requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in this report. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations.

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

•      Building WealthTM

•      Cash Flow Generator®

•      Private label brands:

•                  M2 Advantage®

•                  RE Success System

•                  For financial investment workshops and introductory courses:

•                  Teach Me To Trade®

•                  Star TraderTM

•                  Options SuccessTM

•                  Private label brands:

•                  Stock SuccessTM System

•                  Our umbrella brand for advanced courses:

•      Wealth Intelligence AcademyTM

The advanced courses of study under the Wealth Intelligence AcademyTM brand include:

•	Intensified real estate training
•	Wholesale buying
•	Foreclosure training
•	Lease option
•	Property management and cash flow
•	Keys to creative real estate financing
•	Asset protection & tax relief
•	Mentor field training
•	Discount notes and mortgages
•	Manufactured mobile homes and recreational vehicle parks
•	Rehabbing for profit
•	Tax liens and deeds
•	Commercial real estate investing
•	Domestic and international land investment and development
•	Master TraderTM	— practical advanced technical analysis
•	The Trading P.I.T.TM	— hedging techniques
•	The Advanced P.I.T.TM	— spread strategies
•	H.I.T.S.TM	— single stock futures and ETFs
•	The Trading RoomTM	— practical trading structures and routines
•	Advanced Covered Calls	— strategies to use options to improve cash flow and hedge risk
•	Asset Protection	— Tax and business planning
•	Advanced Technical Analysis	— Technical trading techniques
•	Personal Mentor	— Personalized training

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

Our international presence in the United Kingdom and Canada represents approximately 3.7% and 7.4% of our cash received from course or product sales for the three months ended March 31, 2006 and 2005, respectively. We intend to review our entire international strategy during the upcoming year.

The review is taking place so that we can assess whether market conditions support a further investment of resources in the international market and conversely, if we should consider exiting our international business.

The review will consist of:

•       Assessing the current state, outlook and trends for the postsecondary education market with an emphasis in real estate and financial markets education for the individual investor

•       Dimensionalize the market potential and our business model

•       Supporting its brand positioning, its competitive strengths and overall business case to warrant investment outside North America, through:

•         Clarifying our the positioning of the respective brands in our portfolio

•         Identifying core competencies

•         Articulating competitive advantages and weaknesses

•         Benchmarking operating metrics to industry norms and selected competitors

•         Evaluating the Company’s financial capabilities and opportunities

•         Reviewing other points of differentiation

•       Articulating the Company’s international five year strategic, development and economic plan

•       Prioritizing the Company’s initiatives over the near term and developing a near term tactical plan

Our operating results are expressed as a percentage of revenue below (unaudited):

	Three months ended March 31,
	2006	2005
		(restated)
Revenue	100.0%	100.0%

Operating expenses:
Direct course expenses	58.5	53.6
Advertising and sales expense	31.3	28.9
General and administrative expense	19.0	16.4
	108.8	98.9

(Loss) earnings from operations	(8.8)	1.1

Other income (expense):
Other (expense) income	0.4	0.7
Interest income, net	0.7	0.1
Equity earnings from related parties	0.1
Gain on sale of assets
	1.2	0.8

Earnings before income taxes	(7.6)	1.9

Minority interest		0.2

Net (loss) earnings	(7.6)%	2.1%

Our cost structure is particularly sensitive to increasing television advertising and production costs and travel related expenses. However, a very meaningful part of our cost structure is variable in nature, such as instructor related costs which are primarily a function of sales realized.

We obtain the majority of our students through free introductory workshops. These free introductory workshops are established in various metropolitan areas in the United States, the United Kingdom and Canada. Prior to the actual workshop, we expend a significant amount of money in the form of advertising through various media channels, television, direct mail, and newspaper.

(Unaudited)

	Three months ended March 31,
	2006	2005
		(restated)
Cash received from course or product sales	$57,347	$47,509
Less: Net change in deferred revenue	(12,022)	(9,075)
Revenue for financial reporting purposes	$45,325	$38,434

Due to the timing differences between cash collection and the time at which our students actually take the course (or course expiration, which ever is earlier), we have historically recorded a substantial amount of deferred revenue. The deferred revenue at the end of each period will result in reported revenues in subsequent periods through student attendance or course breakage.

Operating expenses expressed as a percentage of cash received from course or product sales is reflected in the following table (unaudited):

	Three months ended March 31,
	2006	2005
		(restated)
Cash received from course or product sales	100.0%	100.0%

Direct course expenses	46.2	43.4
Advertising and sales expense	24.8	23.4
General and administrative expense	15.0	13.2
	86.0	80.0
	14.0%	20.0%

As used in the following operating data and our reconciliation, EBITDA means net (loss) earnings before income taxes plus interest expense, depreciation and amortization expense, as well as the stock portion of the gift to the estate of the former President, interest and nonoperating income, stock based compensation, minority interest and equity earnings in related parties, and the gain from the sale assets,. We refer to "Adjusted EBITDA" to mean EBITDA adjusted for the net change in deferred revenue less deferred course expenses. Adjusted EBITDA is not a financial performance measurement under U.S. GAAP.

We use Adjusted EBITDA as a key measure in evaluating our operations and decision-making. We feel it is a useful measure in determining our performance since it takes into account the change in deferred revenue and deferred course expenses in combination with our operating expenses. We reference Adjusted EBITDA frequently since it provides supplemental information that facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance in our industry. We plan and forecast our business using Adjusted EBITDA, with comparisons of actual to planned and forecasted Adjusted EBITDA. In addition, we provide Adjusted EBITDA because we believe investors and security analysts find Adjusted EBITDA to be a useful measure for evaluating our performance.

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the inventory workshops, these cost are expensed when incurred.  However, the tuition paid at registration is deferred until the course is attended by the student's attendance is deemed remote, at which time the revenue is deemed earned.  Thus, reporting under U.S. GAAP creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our Consolidated Statement of Operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason we believe Adjusted EBITDA is an important non-GAAP financial measure.

Adjusted EBITDA should not be considered as an alternative to net earnings, cash flows provided by operations, investing or financing activities or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity. Items excluded from Adjusted EBITDA are significant components in understanding our financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similar titled measures of performance from other companies (unaudited, in thousands):

	Three months ended March 31,
	2006	2005
		(restated)
Net (loss) earnings	$(3,465)	$811
Interest income, net	(326)	(30)
Other income	(166)	(270)
Stock gift	937
Stock compensation	252
Depreciation and amortization	450	480
Minority interest and equity earnings	(30)	(84)
(Gain) loss on sale of assets		(13)

EBITDA	(2,348)	894

Net change in deferred revenue	12,022	9,075
Net change in deferred course costs	(999)	(762)

Adjusted EBITDA	$8,675	$9,207

Adjusted EBITDA as a percentage of cash received from course or product sales	15.1%	19.4%

We can continue to have differences between cash flows and reported revenues in our Consolidated Statement of Operations as the students have yet to take the courses they have paid for. The overall expenses associated with delivering the advanced courses are significantly lower than the expenses surrounding the introductory courses. We hire speakers, instructors, trainers and mentors on an independent contractor basis. These individuals are compensated primarily on a commission basis or sometimes on a fixed fee basis.

EduTrades, Inc.

EduTrades, Inc. our financial markets education wholly owned subsidiary, began operations in July 2002, with the acquisition of Teach Me to Trade®, with sales commencing in the fourth quarter of 2002.

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

Since that time, investment in the stock market and mutual funds continues to be substantial, and there has been significant growth in investments in alternate financial instruments such as options, single stock futures and indexes. Trading in option contracts reached record levels in 2005. According to the Chicago Board of Options Exchange, there were 468.2 million option contracts traded in 2005 compared to 361.1 million in 2004, a 29.7% increase. This trend has continued through the first three months of 2006, where trades in option contracts have increased 48% over the same period in 2005.

Accordingly, in July 2005, we established EduTrades as a separate subsidiary for our financial markets education division. Reasons behind establishing EduTrades, Inc. as a separate subsidiary and positioning it as a public company subsidiary include:

•      Affords investors an opportunity to invest exclusively in our financial markets education business

•      Allows the market to judge the performance of our EduTrades, Inc. and easier to value

•      Shares in EduTrades, Inc. can be used for strategic acquisitions

•      Presents an opportunity to provide stock options to attract and reward employees

•      Provides most of its senior management team to focus exclusively on the financial markets education sector

•      Supplies capital for product and service development, infrastructure and general corporate purposes

In November 2005, EduTrades filed a registration statement with the Securities and Exchange Commission to sell a minority interest to the public. The registration statement has not been declared effective by the SEC. We have agreed to various agreements to provide shared administrative services for both EduTrades and us to maximize our cost leverage in both companies.

Related Party Agreements

We have entered into an Administrative Services Agreement, a Fulfillment Agreement, a Lead Marketing Agreement, an Assignment Agreement, a Tax Sharing Agreement and a Voting Agreement with EduTrades. A summary of each agreement follows:

Administrative Services Agreement:

We will provide administrative and operational assistance as needed, in the following areas:

•	Executive Management
•	Finance and Business Planning
•	Accounting and Control
•	Business Development
•	Strategic Alliances
•	Legal
•	Bookkeeping
•	Confirmations
•	Education Content and Product Development
•	Facilities Management
•	Human Resources
•	Information Technology
•	Marketing
•	Operations
•	Sales
•	Shipping

We will be compensated for all services under this Agreement at a monthly rate of :

•	Actual expenses incurred
•	An allocation of shared expenses based primarily upon the revenues of both EduTrades and us
•	An administrative fee of 15% of the shared expense

Fulfillment Agreement:

We agreed to fulfill all of our outstanding financial market education obligations sold to students prior to August 1, 2005. These training obligations encompass all obligations related to the financial markets education training, including mentoring sessions, sold by us or any of our business entities prior to August 1, 2005 that have not yet been fulfilled. Each outstanding course or mentorship that has not been fulfilled is deemed an unfulfilled training obligation. We will pay to EduTrades a contractually fixed amount each month per student for each training session fulfilled by us. This agreement terminates on August 1, 2006.

Lead Marketing Agreement.

We will provide marketing services to EduTrades to be conducted and targeted at our customer leads database. Direct advertising and marketing services which relate to EduTrades are reimbursed to us and shared expenses are billed with a 15% administrative fee as provided in the Administrative Services Agreement. This agreement can be cancelled by EduTrades or us upon 90 days notice.

Assignment Agreement:

We assigned to EduTrades as of July 25, 2005 all of their rights, title and interest, on a worldwide basis, including, without limitation, all intellectual property rights, including copyrights, student lists and moral rights, in and to certain proprietary products, patent applications, copyrights, internet property and proprietary information. This agreement includes a right of first refusal for us to repurchase the assigned assets if we propose to transfer the assets to a third party through a merger or acquisition.

Voting Agreement:

Commencing on the date of the consummation of EduTrades initial public offering and for a period of five years thereafter, we agree that the voting securities we own or hereafter acquire in EduTrades will be voted by a majority vote of the independent directors serving on our Board of Directors with respect to any vote submitted to our shareholders at any annual or special shareholders’ meeting. In the event there are no independent directors serving on our Board at the time of any such meeting during the five year term of the agreement, we agree that the voting securities we now own or hereafter acquire in EduTrades will be voted by the remaining directors serving on the our Board at any such meeting in the same manner as the majority of the voting securities not owned by us are voted at the shareholders meeting.

Noncore Investments

We also have investments in various projects that are noncore to our mission. These investments were opportunistic in nature and leverage the experience of our Chairman and Chief Executive Officer and management team in real estate development. The investments we currently hold have not materially impacted our liquidity.

As of March 31, 2006, our noncore investments consisted of equity interests in real estate ventures in Costa Rica and Southwest Florida.

Costa Rica Investment

Our total investment, including initial and working capital advances, in Costa Rica at both March 31, 2006 and December 31, 2005, amounted to $2.2 million and $2.1 million, respectively representing a:

•                  30% equity interest in a company, Rancho Monterey, S.A., that owns approximately 350 acres of undeveloped land on the Pacific coast;

•                  20% equity interest in a company, Monterey del Mar, S.A., that owns an ocean front hotel on the Pacific coast or Costa Rica;

•                  8% equity interest in a company, Monterey del Este, S.A., organized to develop unimproved land in Costa Rica of approximately 425 acres contiguous to our investment in Rancho Monterey, S.A.

Included in these amounts are working capital advances of $1.4 million at both March 31, 2006 and December 31, 2005.

For the three months ended March 31, 2006 and 2005, respectively, under the equity method of accounting, our share of the (loss) earnings are reflected in the accompanying Consolidated Statement of Operations.

It is our intention to divest our interests in Costa Rica at the appropriate time.

Southwest Florida Investment

In 2004, we entered into a joint venture under which we hold a 50% interest in  Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida. We do not intend to keep our interest as a long term holding and will divest this investment at the appropriate time. The investment entity has no ongoing activity other than minimal costs of carrying the land. Under the equity method of accounting, we record our share of these costs which were nil and nil for the three months ended March 31, 2006 and 2005, respectively.

Critical Accounting Policies

Revenue recognition policy

We are engaged primarily in the business of providing real estate and financial education to individual investors through courses of study as well as educational materials. We offer our students multiple course packages.  Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue when it is received. Revenue is earned when the student attends the course.

The student is permitted to attend courses (in all available learning formats) throughout the life of the student contract.  We allow students to attend courses subsequent to expiration upon request.  The tuition is generally nonrefundable.  A student may receive a refund within three days of the purchase by exercising a right of rescission. In such cases, the corresponding amount of deferred revenue is relieved with no impact on the Consolidated Statement of Operations.

We recognize revenue based on:

•      when the course is attended by the student; or

•      likelihood of the attendance by the student is remote (course breakage), which is based on the historical:

—    percentage of students who never attended a course and those students who never attended a course subsequent to expiration; and

—    highest number of days in which 95% of those students who attended our courses subsequent to expiry.

We determine our course breakage rate based upon estimates developed from historical student attendance patterns. Based on our historical information, we can determine the likelihood of an expired course remaining unattended.  Moreover, we determined that we do not have a legal obligation to remit the value of expired courses to relevant taxing jurisdictions.

To apply course breakage, we calculate verifiable and objective supporting data as of each balance sheet date.

To the extent our financial markets education division (EduTrades, Inc., a wholly owned subsidiary) and United Kingdom businesses do not have three full years of data (subsequent to course expiration), we recognize revenue based on course attendance.  Only at such time that we have developed verifiable and objective data over a three year period subsequent to course expiration will we apply course breakage based on the methodology described above.

Advertising and sales expense and prepaid advertising

Advertising costs and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred expenses

Certain direct course expenses are deferred until such time the course is conducted and the related revenue is earned.

We defer commissions and fees paid to our speakers until such time the revenue is earned.  Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 30 days after the educational event.  Thus, the only costs resulting from the successful acquisition of a paying customer are capitalized.  The deferred course expenses are tracked individually by student and are recognized in the statement of operations as the student attends the course, the same time the associated revenues are recognized.

We capitalize these commissions and fees paid to our speakers consistent with SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17, Technical Bulletin No. 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts and the SEC’s Staff Accounting Bulletin No. 104.

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

From a balance sheet perspective, the liability which we designate as “deferred revenue,” will increase as cash receipts are collected in advance and the classes to which they pertain have not yet taken place or have not expired. When students attend more courses as compared to new course sales, our deferred revenue will decrease and therefore increase our earnings. Furthermore, since we receive cash in advance of providing delivery of our education content, we need to retain sufficient cash to pay final course costs.

First Quarter 2006 compared to First Quarter 2005

Revenue

Our revenue for the three months ended March 31, 2006 amounted to $44.8 million, an increase of 10.2% over $40.6 million in the comparable period in 2005 (unaudited, in thousands):

	Three months ended March 31,		%
	2006	2005	change
		(restated)
Cash received from course or product sales:
Basic training sessions	$6,337	$6,731	(5.8)%
Advanced courses	30,943	27,036	14.4
Outreach programs	14,079	7,912	77.9
Products sales	3,445	2,812	22.5
Other	2,543	3,018	(15.7)
Total cash received from course or product sales	57,347	47,509	20.7
Net change in deferred revenue	(12,022)	(9,075)	32.5
Revenue for financial reporting purposes	$45,325	$38,434	17.9%

The strong growth in the Company’s Outreach programs and Advanced courses offset the decline realized in Basic training sessions and Other sales. We decided to reduce the tuition prices for the Basic training sessions in 2005 to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. Our advanced course tuitions pricing increased mid-quarter by 10.2% weighted average on an annualized basis.

Our Other sales showed a decline of 15.7% over the comparable period in 2005, primarily driven by decline of $0.9 million in cash received from course and product sales at our Orlando convention.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Three months ended March 31,		%
	2006	2005	change
Number of Courses
Free introductory workshops	1,231	1,158	6.3%
Three day sessions	228	191	19.4
Advanced live courses	143	148	(3.4)
Advanced electronic courses	59	44	34.1
	1,661	1,541	7.8%
Number of Students
Three day sessions	14,497	12,724	13.9
Advanced live courses	3,476	3,340	4.1
Advanced electronic courses	1,771	572	209.6
	19,744	16,636	18.7%
Average Students per paid Course
Three day sessions	63.6	66.6	(4.6)
Advanced live courses	24.3	22.6	7.7
	48.4	47.4	2.1%

Our financial markets education division’s cash received from courses and product sales grew 76.1% over 2005, to $27.0 million, while the real estate division decreased 5.6% to $30.3 million.

We experienced a 2.2% increase in overall registrations to our free introductory courses over the same period in 2005. On a brand level, all domestic brands had positive performance in the three months ended March 31, 2006 over the same period in 2005. Leading the way was Teach Me To Trade® and Star TraderTM with a 98% increase in cash received from course or product sales over the same period 2005, while our most mature brand, Building WealthTM grew at 3.1% and Cash Flow Generator® at 6.9%, rounding out our major brands.

In the quarter, we realized an encouraging shift of individuals registering to our free introductory workshops via our branded Websites. However, we also saw a decline in response in our newspaper and direct mail effort in the quarter. The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Three months ended March 31,
	2006	2005
Television	68.5%	68.1%
Direct mail	11.5	12.1
Newspaper	1.4	6.4
Website	18.6	13.4
	100.0%	100.0%

Revenue recognized from course breakage was $1.9 million in the three months ended March 31, 2006, compared to $3.6 million in three months ended March 31, 2005, a decrease of $1.7 million. Revenue from course breakage was 4.2% and 9.4% of total revenue for the three months ended March 31, 2006 and 2005, respectively.

We have expanded our options for course delivery towards our goal of minimizing the number of expired contracts. We have increased the number of courses offered on DVD and the opportunities to take courses via the Internet, and have expanded our live presentations within the United States. We have also implemented outreach notifications as courses near expiration by e-mail and the U.S. mail.

Direct course expenses

Direct course expenses relate to our basic three day sessions and advanced courses, and consist of instructor fees, facility costs, salaries associaied with our field travel team coordinators and related travel expenses.

In the first three months of 2006, direct course expenses increased $5.9 million to $26.5 million, or 28.6% from $20.6 million in the same period 2005. As a percentage of revenue, direct course expenses increased from 53.6% of revenue in 2005 to 58.5% in 2006. The components of this 4.9 percentage point (pp) increase include:

	Margin change Q1 2006 vs. Q1 2005
Decrease in event expense	(0.8)
Increase in effective sales commissions rate	2.4
Increase in advanced course delivery	2.7
Other direct course expenses, net	0.6
	4.9	pp

Advertising and Sales Expense

Advertising and sales expense as a category consists of two components:

•                  Purchased media to generate registrations to our free introductory workshops

•                  Costs associated with supporting student recruitment

Advertising and sales expense for 2006 amounted to $14.2 million, an increase of 27.7% (or $3.1 million) compared to $11.1 million in 2005. Advertising and sales expense in the 2006 period was 31.3% of revenue, as compared to 28.9% of revenue for comparable period in 2005. The following chart illustrates this change of 2.4 percentage points:

	Margin change Q1 2006 vs.Q1 2005
Increase in media purchases	1.1
Increase in sales commissions to support student recruitment	1.3
	2.4	pp

Our media spending is primarily via television commercials, which increased by 2.6 percentage points in the first quarter over the same period in 2005. We also shifted some of our media spending to direct mail over the past year from newspaper, as reflected in the following media spending as a percentage of total media spending:

	Three months ended March 31,
	2006	2005
Television	83.9%	77.3%
Direct mail	12.6	10.8
Newspaper	3.5	11.9
	100.0%	100.0%

Sales commissions increase was a result of a access mix shift to Outbound sales, which saw a 77.9% increase in cash received from course or product sales over the same period in 2005. The effective sales commission declined by 3.2 percentage points for the three months ended March 31, 2006 over the same period in 2005.

General and Administrative Expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expenses, and travel for the corporate staff.

General and administrative expenses were $8.6 million in three months ended March 31, 2006, an increase of $2.3 million, or 36.7%, as compared to $6.3 million in the three months ended March 31, 2005. As a percentage of revenue, general and administrative expenses increased from 16.4% of revenues in 2005, to 19.0% in the 2006 period. Included in general and administrative expenses for 2006 is $1.4 million for a gift to the estate of the former President and Chief Operating Officer who passed away in 2002. The gift valued at $0.9 million, consisted of 98,156 shares of the Company’s common stock plus related income taxes (see Note 9 to the Consolidated Financial Statements). Also included in the current quarter’s results is an additional $0.3 million accrual associated with the liquidated damages provision in the registration rights agreement reserved in Note 10 to the Consolidated Financial Statements.

Factors for the 2.6 percentage point increase in general and administrative include:

	Margin change Q1 2006 vs. Q1 2005
Stock gift to the estate of the former President	3.0	pp
Liquidated damages provision accrual	0.6
Stock option compensation expense	0.5
Costs associated with customer relations management system installation	0.3
Other general and administrative expenses, net	(1.8)
	2.6	pp

(Loss) earnings from operations

We incurred a loss of $4.0 million from operations in the three months ended March 31, 2006, compared to earnings of $0.4 million from operations in the comparable 2005 period. Our increase in revenue of 17.9% was offset by a 29.7% increase in operating expenses. Higher operating costs and unfavorable timing differences were the primary drivers for the margin decline.

Other income

Other income in 2006 was $0.2 million compared to $0.3 million in 2005.

Interest income, net, increased by $0.3 million to $0.3 million as a result of the larger cash and cash equivalents balance resulting from increased course registration receipts, proceeds from the real estate investment sales and stock offering in 2005, coupled with a reduced long term debt outstanding.

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $11.3 million in 2005.

Net (loss) earnings

Net loss in the three months ended March 31, 2006 amounted to $3.5 million, compared to net earnings of $0.8 million for the three months ended March 31, 2005. The decrease in earnings from operations and the aforementioned stock gift contributed to the net loss for 2006 period.

Liquidity and Capital Resources at March 31, 2006

Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $27.9 million to $38.2 million as of March 31, 2006 from March 31, 2005. Cash generation from operations, proceeds from the sale of noncore investments and the sale of common stock were the primary reasons for the year over year improvement, with respect to cash generation.

Cash provided by operations was $8.7 million versus $6.7 million in three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to cash received on courses or products, evidenced by the increase in deferred revenue of $11.9 million, offset by an increase in deferred course expenses of $1.0 million and the net loss of $3.5 million.

Cash provided by investing activities was $1.0 million in 2006, as compared to a usage of $0.6 million for the same period last year. In 2006, we collected $1.7 million in principal payments on a note receivable, offset by $0.6 million in capital expenditures in connection with hardware and software associated with our customer relationship management investment, and a $0.1 million in investments in affilliates. We will continue to invest in  computer and software upgrades and to support our geographic expansion. We will pursue opportunistic, strategic acquisitions.

Cash used in financing activities amounted to $4.7 million in the first quarter of 2006 versus $0.1 million in the same period in 2005. The primary reason for the change was a $5.1 million payment to our Chairman and Chief Executive Officer in connection with the sale of common stock in December 2005 that the Company temporarily reserved the funds in December 2005 and issued the proceeds in January 2006. In 2006 we received $0.6 million from the exercise of stock options.

Merchant account reserves which represent funds on deposit with credit card processors, was $5.4 million at March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, we had used letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1.3 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 2.9% to 3.7%.

Historically, we have been able to fund all of our operations primarily through existing working capital.

As a result of significant and growing deferred revenue balance, our working capital deficit will continue to grow. We intend to continue to use working capital for operating purposes. We may establish a credit facility to support the our growth strategy. From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

The following reflects our commitments for debt and other commitments as of March 31, 2006 (in thousands):

		Operation
		Lense
	Debt	Commitments	Total
2006	$1,096	$561	$1,657
2007	482	446	928
2008	382	139	521
2009	351	192	543
Thereafter	4,583	137	4,720

	$6,894	$1,475	$8,369

Additionally, in December 2005, we entered into a commitment for a new computer software package. The total commitment of approximately $2.5 million includes installation, training and support services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)           We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our chief executive officer and chief financial officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In conducting this evaluation, several material weaknesses were identified in our internal control over financial reporting relating to timely account reconciliations, preparation and review of financial statements and disclosures, accounting for foreign currency, deferred revenue, inventory valuation, and recordkeeping for equity incentive awards and agreements. Specifically, our personnel lacked sufficient knowledge and experience and did not have appropriate oversight. The Company’s accounting department has experienced significant turnover at various levels. This turnover and abilities of these personnel have contributed to the internal control issues described above.

On the basis of these findings, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report. In connection with the 2005 audit of our Consolidated Financial Statements, our independent registered public accounting firm, issued a management letter which noted that we had the material weaknesses described above in our internal control over financial reporting. These deficiencies included:

•      Bank reconciliations were incorrectly prepared containing improper reconciling items resulting in misstatements to the recorded balance in the general ledger.

•      Errors in deferred revenue and revenue recognition were noted. The Company places excessive reliance on its systems in certain circumstances without adequate review over systems and processes.

•      A general lack of review over the accounting and reporting functions and inadequate reconciliation procedures exist in many areas of the accounting function.

•      Inadequate EDP controls including general access controls.

•      The Company does not currently maintain complete records and adequate supporting documentation over its stock options and warrants.

•      The Company’s calculation of its foreign currency translation adjustments contained errors.

•      The Company does not have adequate procedures to provide for inventory obsolescence.

These material weakness are a result of a lack of sufficient and qualified personnel over the accounting and reporting function, a lack of formalized processes and procedures over key areas in the accounting and reporting functions and inadequate supervision and review over the financial reporting function.

(b)           There have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to identifying the material weaknesses in our internal control over financial reporting we initiated corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. In the first quarter of 2006, we hired experienced Chief Financial Officers for both the Parent Company and for our wholly owned subsidiary, EduTrades, Inc. We are also actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis, financial systems and continued upgrades in the Controller’s department.  In the interim, we have retained the services of two certified public accountants and other accounting professionals to assist in the preparation of our Consolidated Financial Statements until the positions are filled. Should additional significant deficiencies in our internal controls be discovered in the future, a failure to remediate them or to implement required new or improved controls could harm our operating results, cause us to fail to meet our reporting obligations or result in misstatements in our Consolidated Financial Statements.

On September 21, 2005, the SEC extended the compliance dates related to Section 404 of the Sarbanes-Oxley Act for non-accelerated filers. Under this extension a company that is not required to file its annual and quarterly reports on an accelerated basis (nonaccelerated filer) must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. We anticipate that will become an accelerated filer in 2007 and therefore we would be required to comply with these requirements for the year ending December 31, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended March 31, 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit No.	Description

	31.1	Certification of Periodic Report-Chairman and Chief Executive Officer
	31.2	Certification of Periodic Report-Chief Financial Officer
	32.1	Certification of Periodic Report-Chairman and Chief Executive Officer
	32.2	Certification of Periodic Report-Chief Financial Officer

(b)	Reports on Form 8-K
The following reports were filed on Form 8-K during the current year.

•      A report on January 6, 2006, appointing a new member of the Board of Directors.

•      A report on January 25, 2006 appointing a new Chief Financial Officer.

•      A report on March 3, 2006 appointing a new member of the Board of Directors.

•      A report on May 19, 2006 and June 2, 2006 regarding Item 4.02(a) Nonreliance on previously issued Financial Statements or a related report or completed interim review.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: June 22, 2006	By:	/s/ Russell A. Whitney
Russell A. Whitney
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney		June 23, 2006
Russell A. Whitney	Chairman of the Board and Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	June 23, 2006
Nicholas S. Maturo

/s/ Alfred R. Novas		June 23, 2006
Alfred R. Novas	Chief Financial Officer

/s/ Ronald S. Simon	Executive Vice President, Secretary and	June 23, 2006
Ronald S. Simon	Director

/s/ Frederick A. Cardin		June 23, 2006
Frederick A. Cardin	Director

/s/ Chester P. Schwartz		June 23, 2006
Chester P. Schwartz	Director

/s/ Stephen L. Cootey		June 23, 2006
Stephen L. Cootey	Director

/s/ Anthony B. Petrelli		June 23, 2006
Anthony B. Petrelli	Director