Form 10-Q/A
period 2006-03-31
WHITNEY INFORMATION NETWORK INC
filed 2006-08-14
CIK 1095276

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

There were 11,025,516 shares of common stock outstanding as of August 11, 2006.

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$38,217	$33,244
Restricted cash	5,445	5,406
Accounts receivable, net	3,865	3,789
Notes receivable, current portion	2,080	1,785
Deferred course expenses, current portion	15,405	14,401
Prepaid advertising and other	2,443	2,841
Inventory	1,313	1,087
Deferred registration costs	460	315

Total current assets	69,228	62,868

Notes receivable, net of current portion	7,140	9,158
Property and equipment, net	10,457	10,082
Investment in related parties	2,192	2,103
Investment in real estate joint venture	2,716	2,716
Intangible assets, net	5,552	5,754
Goodwill	2,000	2,000
Deferred tax asset	7,287	7,287
Deferred course expenses, net of current portion	145	99
Other assets	136	136

	$106,853	$102,203
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,210	$3,691
Income taxes payable	298	356
Accrued course expenses	2,331	1,841
Other accrued expenses	6,983	7,377
Due to stockholder from sale of common stock		5,110
Long term debt, current portion	1,096	462
Deferred revenue, current portion	129,050	116,777

Total current liabilities	142,968	135,614

Long term debt, net of current portion	5,798	2,912
Deferred revenue, net of current portion	304	224

Total liabilities	149,070	138,750

Minority interest		3,939

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 10,878,016 and 10,455,910 shares issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively	12,175	10,593
Paid-in capital	995	449
Foreign currency translation adjustment	(684)	(650)
Accumulated deficit	(54,703)	(50,878)

Total stockholders’ deficit	(42,217)	(40,486)
	$106,853	$102,203

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2006	2005
		(restated)

Revenue	$44,914	$38,434

Operating expenses:
Direct course expenses	26,455	20,611
Advertising and sales expense	14,202	11,119
General and administrative expense	8,604	6,290
	49,261	38,020
(Loss) earnings from operations	(4,347)	414

Other income (expense):
Other income	166	270
Interest income, net	326	30
Equity earnings from related parties	30	22
Gain on sale of assets		13
	522	335

(Loss) earnings before income taxes	(3,825)	749

Minority interest		62

Net (loss) earnings	$(3,825)	$811

Effect of foreign exchange rates	(34)	(367)

Comprehensive (loss) earnings	$(3,859)	$444

(Loss) earnings per share:
Diluted	$(0.36)	$0.09

Basic	$(0.36)	$0.09

Weighted average common shares outstanding:
Diluted	10,738	8,677

Basic	10,738	8,676

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2006	2005
		(restated)
Operating activities:
Net (loss) earnings	$(3,825)	$811
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	450	480
Stock compensation expense	252
Stock gift	937
Gain on sale of assets		(13)
Minority interest		(62)
Provision for income taxes
Changes in operating assets and liabilities:
Restricted cash	(38)	(771)
Accounts receivable, net	(76)	277
Prepaid advertising and other	398	(398)
Inventory	(226)	(48)
Deferred course expenses	(1,050)	(762)
Accounts payable	(481)	(1,943)
Accrued course expenses	490	562
Deferred revenue	12,353	9,139
Other accrued expenses	(394)	(564)
Income taxes payable	(58)
Net change in operating working capital	10,918	5,492
Cash provided by operations	8,732	6,708

Investing activities:
Purchase of property and equipment	(624)	(952)
Purchase of goodwill and intangible assets		(333)
Proceeds from sale of assets		13
Proceeds received on notes receivable	1,723
Investments in and advances to related parties, net	(89)	711
Minority interest distribution	(44)
Cash provided by (used in) investing activities	966	(561)

Financing activities:
Payment to stockholder from sale of common stock	(5,110)
Principal payments on long term debt	(81)	(87)
Proceeds from exercise of stock options	645
Stock registration costs	(145)
Cash used in financing activities	(4,691)	(87)

Effect of foreign currency translation	(34)	(367)
Increase in cash and cash equivalents	4,973	5,693
Cash and cash equivalents, beginning of period	33,244	4,667
Cash and cash equivalents, end of period	$38,217	$10,360

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

We are in the process of amending our Annual Report on Form 10-K for the year ended December 31, 2005 to reflect certain policy revisions and the effect of such revisions on our historical Consolidated Financial Statements. Until the amended report is filed, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 giving consideration to the impact of such restatements and policy revisions discussed below.

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

The financial restatements for the quarter ended March 31, 2005 reflect:

•	a modification associated with a change in revenue recognition policy and restatement of revenue from expired courses;
•	reclassifications in financial statement categories and the timing of accruals necessary for comparability to the current period’s presentation; and
•	a revision to the revenue recognition policy with respect to the deferral of revenue from the Company’s teleconferencing product and service offering and subscription services.

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

We revised the May 2005 policy associated with delivering education content to those students who attend classes after the expiration of the contract. We restated revenue from the United Kingdom to reflect the implementation of the revised revenue recognition policy.

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

With respect to our financial markets education division and United Kingdom, the Company expects to have sufficient data to apply course breakage by the end of 2006.  Accordingly, we anticipate reflecting course breakage as contemplated above for the quarter ending December 31, 2006, for the courses sold from the beginning of the first quarter of 2004 through the fourth quarter of 2006 which remains expired and unattended.  We expect to recognize a significant amount of deferred revenue in the fourth quarter of 2006 from initial application of the course breakage to our financial markets education division and United Kingdom businesses.

As a result of applying this policy, during the three months ended March 31, 2006 and 2005 we recognized $5.3 million and $4.8 million, respectively, in revenue related to course breakage.

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

Teleconferencing and subscription services

Upon review of our revenue recognition policies for all service and product offerings, we concluded the previous revenue recognition policy with respect to our teleconferencing and subscription based offerings needed to be modified in order to comply with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and the SEC’s Staff Accounting Bulletin No.104. These restatements will have no cumulative effect on our Consolidated Statement of Cash Flows.

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

Effects of Restatement and Reclassifications

The following tables set forth the effects of the restatement and reclassifications on affected line items within our previously reported Consolidated Statements of Operations for the quarter ended March 31, 2005. All financial information is unaudited and in thousands.

	Revenue	Direct course expenses	Advertising & sales expense	General & admin.	Total operating expenses	Earnings from operations	Other income	Interest (expense) income, net	Equity earnings	Gain on sale of assets	Earnings before taxes and minority interest
Three months ended March 31, 2005,
as previously reported	$40,170	$18,835	$11,898	$5,329	$36,062	$4,108	$70	$(91)	$	$	$4,087

Reclassifications:

Payroll & related costs		133	78	(211)
Commissions		494	(494)
Product cost		137	(137)
Event staging		181	(181)
Administrative & other costs	(34)	6		290	296	(330)	330
Other income							(156)	121	22	13

2005 as reclassified	40,136	19,786	11,164	5,408	36,358	3,778	244	30	22	13	4,087

Restatements:

Revenue recognition policy change	(975)	(43)			(43)	(932)					(932)
Revenue deferral policy	(727)	(240)	(45)		(285)	(442)					(442)
Accrual timing		1,108		882	1,990	(1,990)	26				(1,964)

Three months ended March 31, 2005, as restated	$38,434	$20,611	$11,119	$6,290	$38,020	$414	$270	$30	$22	$13	$749

December 31, 2005 Consolidated Balance Sheet

The accompanying Consolidated Balance Sheet as of December 31, 2005 has been adjusted to reflect the cumulative effect of restatements to prior years. The following table summarizes the effect of the restatements on the December 31, 2005 Consolidated Balance Sheet (in thousands).

	December 31, 2005
Effects of restatement	As previously reported	As restated

Deferred course expenses	$9,513	$14,401
Deferred course expenses, noncurrent		99
Total assets	$97,216	$102,203

Deferred revenue	$80,580	$116,777
Deferred revenue, noncurrent		224
Total liabilities	$102,324	$138,750

Foreign currency translation adjustment	$(337)	$(650)
Accumulated deficit	(19,757)	(50,878)
Total stockholders’ deficit	(9,052)	(40,486)
Total liabilities and stockholders’ deficit	$97,216	$102,203

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

Effective January 1, 2006, the Company adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock–Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company has adopted SFAS No. 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2006 based on historical experience.

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

The Black Scholes model incorporates assumptions to value stock–based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the Company’s stock and historical volality of the Company’s stock. We generally use the average of the vesting period and the life of the grant to estimate the option term timing within the valuation model. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior, with regard to option exercise timing and forfeiture rates, are considered separately for valuation and attribution purposes.

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

	Three months ended March 31,
	2006	2005
		(restated)
Net (loss) earnings–as reported	$(3,825)	$811
Add: Stock–based compensation programs recorded as expense, net of tax	252
Deduct: Total stock–based employee compensation expense, net of tax	(252)	(87)
Pro forma net (loss) earnings	$(3,825)	$724
(Loss) earnings per share:
Diluted – as reported	$(0.36)	$0.09
Diluted – pro forma	$(0.36)	$0.08
Basic – as reported	$(0.36)	$0.09
Basic – pro forma	$(0.36)	$0.08

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

Activity under the our stock option plan during the three months ended March 31, 2006 is as follows (unaudited, in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,985	$3.56
Granted	35	8.33
Exercised	(324)	1.99
Forfeited
Outstanding at March 31, 2006	1,696	3.96	7.1	8,548
Exercisable at March 31, 2006	1,098	$3.22	6.0	6,342

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

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

Our current trends further support the reversal of the valuation allowance.  The Company recorded approximately $8 million in taxable income for the year ended 2005 and recently made a payment of approximately $0.2 million representing our Alternative Minimum Tax for 2005.  Moreover, preliminary results in the first quarter of 2006 show cash received on course and products sales increased approximately 20.4% over the same period in 2005, further supporting our projections.

We believe, based on the assumptions contained in its economic plan and the current trends of the business, that it is more likely than not that the deferred tax asset will be realized in the future.

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

	Three months ended March 31,
	2006	2005
		(restated)
Numerator for diluted earnings per common share	$(3,825)	$811

Denominator for basic earnings per share—weighted average shares	10,738	8,676
Effect of dilutive securities—options and warrants		1

Denominator for diluted earnings per share—adjusted weighted average shares	10,738	8,677
Diluted (loss) earnings per common share	$(0.36)	$0.09

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9—Stockholders’ deficit

On March 8, 2006, we issued 98,156 shares of common stock to the widow of Richard Brevoort, the Company’s former President and Chief Operating Officer who passed away in 2002. The Company has recorded a $1.4 million in expense in the first quarter of 2006 representing the fair value of the securities issued and the Company’s obligation for related income taxes.

On March 29, 2006, we issued long term debt of $3.6 million to acquire the remaining 50% of its consolidated subsidiary SCB Building, LLC. The difference of $0.3 million between the long term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

Note 10—Commitments and contingencies

Liquidated damages provision in registration rights agreement

In December 2005, 3,000,000 million shares of common stock and 1,500,000 million shares of common stock underlying common stock purchase warrants were sold. The Company sold 1,750,000 million shares of common stock and issued a warrant for 50% of those shares. Concurrently, the Company’s Chairman and Chief Executive Officer sold 1,250,000 million and issued common stock purchase warrants for 50% of those shares.

We issued the common stock and warrants in a December 2005, $13.5 million in private placement in which 3,000,000 million units of our securities, each unit consisting of one share of common stock and one-half common stock purchase warrant, were sold at $4.50 per unit, to a group of 17 nonaffiliated accredited investors and issued a unit warrant to our placement agent exercisable to purchase 0.3 million units at $4.50 per unit. We received $7.9 million in proceeds and netted approximately $7.2 million after expenses.

In connection with the transaction, we entered into a registration rights agreement which provides, for the Company to use its “best efforts” to file a Registration Statement on Form S-1 with the SEC for the resale of the 3,300,000 million common shares and the 1.65 million shares underlying the common stock purchase warrant to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the registration statement for a one year period subsequent to the effective date. If the issuer fails to have the registration statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% (per month) of the proceeds in cash) until the registration statement is declared effective or effectiveness is maintained. We have a maximum liability of one year under the registration rights agreement.

The Financial Accounting Standard Board’s Emerging Issues Task Force (EITF) has exposed for deliberation the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 05-04, the Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for a Derivative Financial Instrument Indexed to and Potentially Settled in, a Company’s Own Stock.” As articulated under View C in Issue No. 05-04, we view the registration rights agreement and the common stock purchase warrant agreement as separate freestanding agreements which should be accounted for separately. The common stock purchase warrant is classified as equity under the provisions of Issue 00-19, and the registration rights agreement is accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.

Accordingly, we estimated a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement as of December 31, 2005. An additional $0.3 million was accrued during the quarter ended March 31, 2006 due to delays resulting from the aforementioned restatement of prior period financial statements. The total of $0.5 million is reflected as a current liability in “other accrued expenses” in our Consolidated Balance Sheet as of March 31, 2006.

Software Commitment

In December 2005, we entered into a commitment for approximately $2.5 million for new software which includes licensing, training and maintenance. Implementation began in the first quarter of 2006.

Litigation

We are not involved in any material asserted or unasserted claims or action arising out of the normal course of its business that in our opinion, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on our consolidated financial position.

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

•      Russ Whitney’s® Building WealthTM

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

Our international presence in the United Kingdom and Canada represents approximately 3.7% and 7.4% of our cash received from course and product sales for the three months ended March 31, 2006 and 2005, respectively. We intend to review our entire international strategy during the upcoming year.

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

•       Supporting our brand positioning, its competitive strengths and overall business case to warrant investment outside North America, through:

•         Clarifying the positioning of the respective brands in our portfolio

•         Identifying core competencies

•         Articulating competitive advantages and weaknesses

•         Benchmarking operating metrics to industry norms and selected competitors

•         Evaluating our financial capabilities and opportunities

•         Reviewing other points of differentiation

•       Articulating our international five year strategic, development and economic plan

•       Prioritizing our initiatives over the near term and developing a near term tactical plan

Our operating results are expressed as a percentage of revenue below (unaudited):

	Three months ended March 31,
	2006	2005
		(restated)
Revenue	100.0%	100.0%

Operating expenses:
Direct course expenses	58.9	53.6
Advertising and sales expense	31.6	28.9
General and administrative expense	19.2	16.4
	109.7	98.9

(Loss) earnings from operations	(9.7)	1.1

Other income (expense):
Other (expense) income	0.4	0.7
Interest income, net	0.7	0.1
Equity earnings from related parties	0.1
Gain on sale of assets
	1.2	0.8

Earnings before income taxes	(8.5)	1.9

Minority interest		0.2

Net (loss) earnings	(8.5)%	2.1%

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

(Unaudited)

	Three months ended March 31,
	2006	2005
		(restated)
Cash received from course and product sales	$57,267	$47,573
Less: Net change in deferred revenue	(12,353)	(9,139)
Revenue for financial reporting purposes	$44,914	$38,434

Due to the timing differences between cash collection and the time at which our students actually take the course (or course expiration, which ever is earlier), we have historically recorded a substantial amount of deferred revenue. The deferred revenue at the end of each period will result in reported revenues in subsequent periods through student attendance or course breakage.

Operating expenses expressed as a percentage of cash received from course or product sales is reflected in the following table (unaudited):

	Three months ended March 31,
	2006	2005
		(restated)
Cash received from course and product sales	100.0%	100.0%

Direct course expenses	46.1	43.4
Advertising and sales expense	24.7	23.4
General and administrative expense	15.0	13.2
	85.8	80.0
	14.2%	20.0%

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

	Three months ended March 31,
	2006	2005
		(restated)
Net (loss) earnings	$(3,825)	$811
Interest income, net	(326)	(30)
Other income	(166)	(270)
Stock gift	937
Stock compensation and warrant expense	252
Depreciation and amortization	450	480
Minority interest and equity earnings	(30)	(84)
(Gain) on sale of assets		(13)

EBITDA	(2,708)	894

Net change in deferred revenue	12,353	9,139
Net change in deferred course costs	(1,050)	(762)

Adjusted EBITDA	$(8,595)	$9,271

Adjusted EBITDA as a percentage of cash received from course and product sales	15.0%	19.4%

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

Accordingly, in July 2005, we established EduTrades as a separate subsidiary for our financial markets education division. Reasons behind establishing EduTrades, Inc. as a separate subsidiary and positioning it as a public company subsidiary include:

•      Affords investors an opportunity to invest exclusively in our financial markets education business;

•      Allows the market to judge the performance of our EduTrades, Inc. and easier to value;

•      Shares in EduTrades, Inc. can be used for strategic acquisitions;

•      Presents an opportunity to provide stock options to attract and reward employees;

•      Provides most of its senior management team to focus exclusively on the financial markets education sector; and

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

We provide administrative and operational assistance as needed, in the following areas:

•	Executive Management
•	Finance and Business Planning
•	Accounting and Control
•	Business Development
•	Strategic Alliances
•	Legal
•	Bookkeeping
•	Confirmations
•	Education Content and Product Development
•	Facilities Management
•	Human Resources
•	Information Technology
•	Marketing
•	Operations
•	Sales
•	Shipping

We are compensated for all services under this Agreement at a monthly rate of :

•	Actual expenses incurred
•	An allocation of shared expenses based primarily upon the revenues of both EduTrades and us
•	An administrative fee of 15% of the shared expense

Fulfillment Agreement:

We agreed to fulfill all of our outstanding financial market education obligations sold to students prior to August 1, 2005. These training obligations encompass all obligations related to the financial markets education training, including mentoring sessions, sold by us or any of our business entities prior to August 1, 2005 that have not yet been fulfilled. Each outstanding course or mentorship that has not been fulfilled is deemed an unfulfilled training obligation. We will pay to EduTrades a contractually fixed amount each month per student for each training session fulfilled by us. This agreement terminated on August 1, 2006.

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

•                  20% equity interest in a company, Monterey del Mar, S.A., that owns an ocean front hotel on the Pacific coast of Costa Rica;

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

First Quarter 2006 compared to First Quarter 2005

Revenue

Our revenue for the three months ended March 31, 2006 amounted to $44.8 million, an increase of 10.2% over $40.6 million in the comparable period in 2005 (unaudited, in thousands):

	Three months ended March 31,		%
	2006	2005	change
		(restated)
Cash received from course and product sales:
Basic training sessions	$6,337	$6,731	(5.8)%
Advanced courses	30,943	27,036	14.4
Outreach programs	14,079	7,912	77.9
Products sales	3,445	2,812	22.5
Other	2,463	3,082	(20.1)
Total cash received from course and product sales	57,267	47,573	20.4
Net change in deferred revenue	(12,353)	(9,139)	(35.2)
Revenue for financial reporting purposes	$44,914	$38,434	16.9%

The strong growth in our outreach programs and advanced courses offset the decline realized in basic three day sessions and “other sales”. We decided to reduce the tuition prices for the basic three day sessions in 2005 to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. Our advanced course tuition pricing increased mid-quarter by 10.2% weighted average on an annualized basis.

Our “other sales” showed a decline of 15.7% over the comparable period in 2005, primarily driven by decline of $0.9 million in cash received from course and product sales at our Orlando convention.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Three months ended March 31,		%
	2006	2005	change
Number of Courses
Free introductory workshops	1,231	1,158	6.3%
Three day sessions	228	191	19.4
Advanced live courses	143	148	(3.4)
Advanced electronic courses	59	44	34.1
	1,661	1,541	7.8%
Number of Students
Three day sessions	14,497	12,724	13.9
Advanced live courses	3,476	3,340	4.1
Advanced electronic courses	1,771	572	209.6
	19,744	16,636	18.7%
Average Students per paid Course
Three day sessions	63.6	66.6	(4.5)
Advanced live courses	24.3	22.6	7.5
	48.4	47.4	2.1%

Our financial markets education division’s cash received from courses and product sales grew 76.1% over 2005, to $27.0 million, while the real estate division decreased 5.6% to $30.3 million.

We experienced a 2.2% increase in overall registrations for our free introductory courses over the same period in 2005. On a brand level, all domestic brands had positive performance in the three months ended March 31, 2006 over the same period in 2005. Leading the way was Teach Me To Trade® and Star TraderTM with a 98% increase in cash received from course and product sales over the same period 2005, while our most mature brand, Building WealthTM grew at 3.1% and Cash Flow Generator at 6.9%, rounding out our major brands.

In the quarter, we realized an encouraging shift of individuals registering for our free introductory workshops via our branded Websites. However, we also saw a decline in response in our newspaper and direct mail effort in the quarter. The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Three months ended March 31,
	2006	2005
Television	68.5%	68.1%
Direct mail	11.5	12.1
Newspaper	1.4	6.4
Website	18.6	13.4
	100.0%	100.0%

Revenue recognized from course breakage was $5.3 million in the three months ended March 31, 2006, compared to $4.8 million in three months ended March 31, 2005, an increase of $0.5 million. Revenue from course breakage was 11.8% and 12.5% of total revenue for the three months ended March 31, 2006 and 2005, respectively.

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

In the first three months of 2006, direct course expenses increased $5.9 million to $26.5 million, or 28.6% from $20.6 million in the same period 2005. As a percentage of revenue, direct course expenses increased from 53.6% of revenue in 2005 to 58.9% in 2006. The components of this 5.3 percentage point (pp) increase include:

	Margin change Q1 2006 vs. Q1 2005
Decrease in event expense	(0.6)
Increase in effective sales commissions rate	2.5
Increase in advanced course delivery costs	2.8
Other direct course expenses, net	0.6
	5.3	pp

Advertising and Sales Expense

Advertising and sales expense as a category consists of two components:

•                  Purchased media to generate registrations to our free introductory workshops

•                  Costs associated with supporting student recruitment

Advertising and sales expense for 2006 amounted to $14.2 million, an increase of 27.7% (or $3.1 million) compared to $11.1 million in 2005. Advertising and sales expense in the 2006 period was 31.6% of revenue, as compared to 28.9% of revenue for comparable period in 2005. The following chart illustrates this change of 2.7 percentage points:

	Margin change Q1 2006 vs.Q1 2005
Increase in media purchases	1.3
Increase in sales commissions to support student recruitment	1.4
	2.7	pp

Our media spending is primarily via television commercials, which increased by 23.0% in the first quarter over the same period in 2005. We also shifted some of our media spending to direct mail over the past year from newspaper, as reflected in the following media spending as a percentage of total media spending:

	Three months ended March 31,
	2006	2005
Television	83.8%	77.3%
Direct mail	12.5	10.8
Newspaper	3.7	11.9
	100.0%	100.0%

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

General and administrative expenses were $8.6 million in three months ended March 31, 2006, an increase of $2.3 million, or 36.7%, as compared to $6.3 million in the three months ended March 31, 2005. As a percentage of revenue, general and administrative expenses increased from 16.4% of revenues in 2005, to 19.2% in the 2006 period. Included in general and administrative expenses for 2006 is $1.4 million for a gift to the widow of the former President and Chief Operating Officer who passed away in 2002. The gift valued at $0.9 million, consisted of 98,156 shares of the Company’s common stock plus related income taxes (see Note 9 to the Consolidated Financial Statements). Also included in the current quarter’s results is an additional $0.3 million accrual associated with the liquidated damages provision in the registration rights agreement reserved in Note 10 to the Consolidated Financial Statements.

Factors for the 2.8 percentage point increase in general and administrative include:

	Margin change Q1 2006 vs. Q1 2005
Stock gift to the widow of the former President	3.0	pp
Liquidated damages provision accrual	0.6
Stock option compensation expense	0.5
Costs associated with customer relations management system installation	0.3
Other general and administrative expenses, net	(1.6)
	2.8	pp

(Loss) earnings from operations

We incurred a loss of $4.3 million from operations in the three months ended March 31, 2006, compared to earnings of $0.4 million from operations in the comparable 2005 period. Our increase in revenue of 16.9% was offset by a 29.6% increase in operating expenses. Higher operating costs as discussed above and unfavorable timing differences were the primary drivers for the margin decline.

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

Net (loss) earnings

Net loss in the three months ended March 31, 2006 amounted to $3.8 million, compared to net earnings of $0.8 million for the three months ended March 31, 2005. The decrease in earnings from operations and the aforementioned stock gift contributed to the net loss for 2006 period.

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

Cash provided by operations was $8.7 million versus $6.7 million in three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to cash received on courses or products, evidenced by the increase in deferred revenue of $12.3 million, offset by an increase in deferred course expenses of $1.0 million and the net loss of $3.8 million.

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

Merchant account reserves which represent funds on deposit with credit card processors, was $5.4 million at March 31, 2006 and December 31, 2005. At March 31, 2006 and December 31, 2005, we had used letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1.3 million and $1.8 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 2.9% to 3.7%.

Historically, we have been able to fund all of our operations primarily through existing working capital.

As a result of a significant and growing deferred revenue balance, our working capital deficit will continue to grow. We intend to continue to use working capital for operating purposes. We may establish a credit facility to support the our growth strategy. From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

The following reflects our commitments for debt and other commitments as of March 31, 2006 (in thousands):

		Operation
		lease
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

These material weakness are a result of a lack of sufficient and qualified personnel over the accounting and reporting function, a lack of formalized processes and procedures over key areas in the accounting and reporting functions, and inadequate supervision and review over the financial reporting function.

(b)           There have been no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to identifying the material weaknesses in our internal control over financial reporting, we initiated several corrective actions to address these internal control deficiencies. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Thus far in 2006, we hired an experienced Chief Financial Officers. In addition, we hired or appointed a Chief Financial Officer for our EduTrades division, a Director, Corporate Accounting, a Director, Accounting Operations, a Director, Financial Systems, a Director, Sarbanes-Oxley Compliance and Implementation, a Director, Planning and Analysis and a Vice President, Strategy and Business Development. We are also actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis, financial systems and continued upgrades in the Controller’s department.  In the interim, we have retained the services of two certified public accountants and other accounting professionals to assist in the preparation of our Consolidated Financial Statements until the positions are filled.

To address the formerly disclosed material weaknesses in the bank reconciliation process we have implemented several controls to ensure accuracy and completeness in the reconciliations to properly support the recorded balance in the general ledger. These new controls have been designed and are operating adequately. We also upgraded our current accounting and financial reporting systems.

Although the above mentioned steps are beginning to correct the noted deficiencies, we cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. We may be hampered in this regard by our current level of staffing or our current accounting system. Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, result in misstatements in our Consolidated Financial Statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

In addition, the efforts to improve our internal controls could require us to expand significant time and management resources or make other substantial changes. If our internal controls are deemed to be inadequate, or if other unforeseen events occur, our external auditors could resign, leading to a delay in the preparation of our financial statements and an increase in our audit fees. If we were required to obtain new external auditors, those auditors could require a lengthy period to become familiar with our operations. The process of retaining new external could also limit our access to the capital markets for an extended period of time.

Based on current SEC guidance related to the Sarbanes-Oxley Act for nonaccelerated filers, we will comply with the management assessment of internal controls over financial reporting as required by Section 404(a) of Sarbanes-Oxley for our fiscal year beginning on or after December 16, 2006. We anticipate that we will become an accelerated filer in 2007 and therefore we will be required to comply with these requirements for the year ending December 31, 2007.

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

WHITNEY INFORMATION NETWORK, INC.

Dated: August, 14, 2006	By:	/s/ Russell A. Whitney
Russell A. Whitney
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney		August 14, 2006
Russell A. Whitney	Chairman of the Board and Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	August 14, 2006
Nicholas S. Maturo

/s/ Alfred R. Novas		August 14, 2006
Alfred R. Novas	Chief Financial Officer

/s/ Ronald S. Simon	Executive Vice President, Secretary and	August 14, 2006
Ronald S. Simon	Director

/s/ Frederick A. Cardin		August 14, 2006
Frederick A. Cardin	Director

/s/ Chester P. Schwartz		August 14, 2006
Chester P. Schwartz	Director

/s/ Stephen L. Cootey		August 14, 2006
Stephen L. Cootey	Director

/s/ Anthony B. Petrelli		August 14, 2006
Anthony B. Petrelli	Director