Form 10-Q
period 2006-06-30
WHITNEY INFORMATION NETWORK INC
filed 2006-08-14
CIK 1095276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended June 30, 2006

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

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$43,203	$33,244
Restricted cash	6,662	5,406
Accounts receivable, net	6,186	3,789
Notes receivable, current portion	2,081	1,785
Deferred course expenses, current portion	16,432	14,401
Prepaid advertising and other	3,217	2,841
Inventory	1,017	1,087
Deferred registration costs	942	315

Total current assets	79,740	62,868

Notes receivable, net of current portion	7,122	9,158
Property and equipment, net	10,468	10,082
Investment in related parties	2,204	2,103
Investment in real estate joint venture	2,716	2,716
Intangible assets, net	5,350	5,754
Goodwill	2,000	2,000
Deferred tax asset	7,287	7,287
Deferred course expenses, net of current portion	186	99
Other assets	119	136

	$117,192	$102,203
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,378	$3,691
Income taxes payable	134	356
Accrued course expenses	1,576	1,841
Other accrued expenses	7,964	7,377
Due to stockholder from sale of common stock		5,110
Long term debt, current portion	1,113	462
Deferred revenue, current portion	141,094	116,777

Total current liabilities	157,259	135,614

Long term debt, net of current portion	5,783	2,912
Deferred revenue, net of current portion	423	224

Total liabilities	163,465	138,750

Minority interest		3,939

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 11,025,516 and 10,455,910 shares issued and outstanding, as of June 30, 2006 and December 31, 2005, respectively	12,540	10,593
Paid-in capital	1,240	449
Foreign currency translation adjustment	(782)	(650)
Accumulated deficit	(59,271)	(50,878)

Total stockholders’ deficit	(46,273)	(40,486)
	$117,192	$102,203

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)

Revenue	$47,500	$40,898	$92,414	$79,332

Operating expenses:
Direct course expenses	27,022	25,307	53,476	45,918
Advertising and sales expense	16,660	12,376	30,863	23,495
General and administrative expense	8,677	5,697	17,281	11,987
	52,359	43,380	101,620	81,400
Loss from operations	(4,859)	(2,482)	(9,206)	(2,068)

Other income (expense):
Other (expense) income	(100)	(337)	68	(67)
Interest income (expense), net	437	(11)	762	19
Equity (loss) earnings from related parties	(8)	(29)	22	(7)
Gain on sale of assets		511		524
	329	134	852	469

Loss before income taxes	(4,530)	(2,348)	(8,354)	(1,599)

Minority interest		228		290

Income tax provision	(39)		(39)

Net loss	$(4,569)	$(2,120)	$(8,393)	$(1,309)

Effect of foreign exchange rates	(98)	179	(132)	(173)

Comprehensive loss	$(4,667)	$(1,941)	$(8,525)	$(1,482)

Loss per share:
Diluted	$(0.42)	$(0.24)	$(0.77)	$(0.15)

Basic	$(0.42)	$(0.24)	$(0.77)	$(0.15)

Weighted average common shares outstanding:
Diluted	10,924	8,704	10,852	8,690

Basic	10,924	8,704	10,852	8,690

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2006	2005
		(restated)
Operating activities:
Net loss	$(8,393)	$(1,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	897	957
Stock compensation and warrants expense	497
Stock gift	937
Gain on sale of assets		(524)
Minority interest		(290)
Changes in operating assets and liabilities:
Restricted cash	(1,255)	(5,254)
Accounts receivable, net	(2,397)	127
Prepaid advertising and other	(375)	579
Inventory	70	363
Deferred course expenses	(2,118)	(1,880)
Other assets	17	3
Accounts payable	1,687	(2,965)
Accrued course expenses	(265)	(645)
Deferred revenue	24,516	19,182
Other accrued expenses	586	521
Income taxes payable	(221)
Net change in operating working capital	20,245	10,031
Cash provided by operations	14,183	8,865

Investing activities:
Purchase of property and equipment	(881)
Purchase of goodwill and intangible assets		(333)
Proceeds from sale of assets		1,344
Proceeds received on notes receivable	1,740
Investments and advances to related parties, net	(101)	(29)
Minority interest distribution	(44)
Cash provided by investing activities	714	982

Financing activities:
Payment to stockholder from sale of common stock	(5,110)
Principal payments on long term debt	(79)	(312)
Proceeds from exercise of stock options	1,010
Stock offering and registration costs	(627)	(60)
Cash used in financing activities	(4,806)	(372)

Effect of foreign currency translation	(132)	(173)
Increase in cash and cash equivalents	9,959	9,302
Cash and cash equivalents, beginning of period	33,244	4,667
Cash and cash equivalents, end of period	$43,203	$13,969

See notes to Consolidated Financial Statements.

Supplemental cash flow information:

Cash received for interest was $1.0 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

Cash paid for interest was $0.2 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

Supplemental disclosure of noncash activity:

Long term debt of $3.6 million was added in March 2006 in connection with our acquisition of the remaining 50% interest in SCB Building, LLC

In 2005, 85,470 shares of common stock valued at $0.2 million were issued along with $0.3 million in cash in connection with the acquisition of SpeakTek, Inc.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Basis of presentation

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

We are in the process of amending our Annual Report on Form 10-K for the year ended December 31, 2005 to reflect certain policy revisions and the effect of such revisions on our historical Consolidated Financial Statements. Until the amended report is filed, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 giving consideration to the impact of such restatements and policy revisions discussed below.

The terms “Company”, “we”, “us” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

Restatement

Overview

On May 15, 2006, we determined and announced that we would restate certain historical financial results. The Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the three and six months ended June 30, 2005 and the Consolidated Balance Sheet as of December 31, 2005 included in this report have been restated from previous filings.  The effect of the restatement on our statement of financial position at the end of the reported periods is summarized in the tables below.

The financial restatements reflect:

•                         a modification associated with a change in revenue recognition policy and restatement of revenue from expired courses;

•                         reclassifications in financial statement categories and the timing of accruals necessary for comparability to the current period’s presentation; and

•                         a revision to the revenue recognition policy with respect to deferral of revenue from our teleconferencing product and service offering and subscription services.

Summary effects of restatement

The restatements had the following net earnings effect for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005

Revenue recognition policy change	$(4,461)	$(5,393)
Timing of accruals	(409)	(2,372)
Teleconferencing and subscription deferral policy	(409)	(851)
Decrease in net earnings	$(5,279)	$(8,516)

Diluted earnings per share, as previously reported	$0.35	$0.83
Basic earnings per share, as previously reported	$0.36	$0.84

Diluted earnings per share, as restated	$(0.24)	$(0.15)
Basic earnings per share, as restated	$(0.24)	$(0.15)

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

We recognize revenue based on:

•                                          when the course is attended by the student; or

•                                          likelihood of the attendance by the student is remote (course breakage), which is based on the historical:

•                                          percentage of students who never attended a course and those students who never attended a course subsequent to expiration; and

•                                          highest number of days in which 95% of those students who attended our courses subsequent to expiry.

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

To the extent our financial markets education division (EduTrades, Inc. a wholly owned subsidiary) and United Kingdom businesses do not have three full years of data (subsequent to course expiration) we recognize revenue based on course attendance.  Only at such time that we have developed verifiable and objective data over a three year period subsequent to course expiration will we apply course breakage based on the methodology described above.

With respect to our EduTrades division and United Kingdom, we expect to have sufficient data to apply course breakage by the end of 2006.  Accordingly, we anticipate reflecting course breakage as contemplated above for the quarter ending December 31, 2006, for the courses sold during the beginning of the first quarter 2004 through the fourth quarter of 2006 which remains expired and unattended.  We expect to recognize a significant amount of deferred revenue in the fourth quarter of 2006 from initial application of the course breakage to our EduTrades division and United Kingdom businesses.

As a result of applying this policy, during the three months and six months ended June 30, 2006, we recognized $5.3 million and $10.0 million, respectively, in revenue related to course breakage versus the three and six months ended June 30, 2005 in which we recognized $6.5 million and $11.3 million, respectively.

Reclassifications

We reviewed the classification of expenses by both period and line item, and restated the 2005 Consolidated Financial Statements as necessary for comparability with the current period’s presentation. These changes and reclassifications will have no cumulative effect on reported earnings, cash flows or adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) for the year ended December 31, 2005.

Teleconferencing and subscription services

Upon review of our revenue recognition policies for all service and product offerings, we concluded the previous revenue recognition policy with respect to our teleconferencing and subscription based offerings needed to be modified in order to comply with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and the SEC’s Staff Accounting Bulletin No. 104. These restatements will have no cumulative effect on our Consolidated Statement of Cash Flows.

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

Effects of restatement and reclassifications

The following tables set forth the effects of the restatement and reclassifications on affected line items within our previously reported Consolidated Statements of Operations for the three and six months ended June 30, 2005.  All financial information is unaudited and expressed in thousands:

	Revenue	Direct course expenses	Advertising & sales expense	General & admin. expenses	Total operating expenses	Earnings (loss) from operations	Other income	Interest (expense) income, net	Equity earnings	Gain on sale of assets	Earnings before taxes and minority interest	Minority interest	Income Tax	Net Earnings (loss)
Three months ended June 30, 2005, as previously reported	$46,520	$25,234	$12,917	$5,902	$44,053	$2,467	$127	$(180)	$(7)	$524	$2,931	$228		$3,159

Reclassifications:

Payroll & related costs		456	6	(462)
Commissions		713	(713)
Product cost		(125)	125
Event staging		(78)	78
Administrative & other costs	34	8	3	(307)	(296)	330	(330)
Other income							(134)	169	(22)	(13)

As reclassified	46,554	26,208	12,416	5,133	43,757	2,797	(337)	(11)	(29)	511	2,931	228		3,159

Restatements:

Revenue recognition policy change	(4,982)	(521)			(521)	(4,461)					(4,461)			(4,461)
Revenue deferral policy	(674)	(225)	(40)		(265)	(409)					(409)			(409)
Accrual timing		(155)		564	409	(409)					(409)			(409)

Three months ended June 30, 2005, as restated	$40,898	$25,307	$12,376	$5,697	$43,380	$(2,482)	$(337)	$(11)	$(29)	$511	$(2,348)	$228		$(2,120)

	Revenue	Direct course expenses	Advertising & sales expense	General & admin. expenses	Total operating expenses	Earnings (loss) from operations	Other income	Interest (expense) income, net	Equity earnings	Gain on sale of assets	Earnings before taxes and minority interest	Minority interest	Income Tax	Net Earnings (loss)
Six months ended June 30, 2005, as previously reported	$86,690	$44,069	$24,815	$11,231	$80,115	$6,575	$197	$(271)	$(7)	$524	$7,018	$290		$7,308

Reclassifications:

Payroll & related costs		589	83	(672)
Commissions		1,207	(1,207)
Product cost		11	(11)
Event staging		103	(103)
Administrative & other costs		15	3	(18)	296	(330)
Other income							(290)	290

As reclassified	86,690	45,994	23,580	10,541	80,115	6,575	(93)	19	(7)	524	7,018	290		7,308

Restatements:

Revenue recognition policy change	(5,957)	(564)			(564)	(5,393)					(5,393)			(5,393)
Revenue deferral policy	(1,401)	(465)	(85)		(550)	(851)					(851)			(851)
Accrual timing		953)		1,445	2,398	(2,398)	26				(2,372)			(2,372)

Six months ended June 30, 2005, as restated	$79,332	$45,918	$23,495	$11,986	$81,400	$(2,068)	$(67)	$19	$(7)	$524	$(1,599)	$290		$(1,309)

December 31, 2005 Consolidated Balance Sheet

The accompanying Consolidated Balance Sheet as of December 31, 2005 has been adjusted to reflect the cumulative effect of restatements to prior years. The following table summarizes the effect of the restatements on the December 31, 2005 Consolidated Balance Sheet (in thousands).

	December 31, 2005
	As previously reported	As restated

Effects of Restatement
Deferred course expenses	$9,513	$14,401
Deferred course expenses, noncurrent		99
Total assets	$97,216	$102,203

Deferred revenue	$80,580	$116,777
Deferred revenue, noncurrent		224
Total liabilities	$102,329	$138,750

Foreign currency translation adjustment	$(337)	$(650)
Accumulated deficit	(19,757)	(50,878)
Total stockholders’ deficit	(9,052)	(40,486)
Total liabilities and stockholders’ deficit	$97,216	$102,203

Note 2—Related parties transactions

MRS Equity Corp. was wholly owned by Equity Corp. Holdings, Inc., which manages the processing of payments through customers’ accounts to the mortgage holder. Equity Corp. Holdings, Inc. was acquired by the Company in 2003 and was previously owned by our Executive Vice President, Real Estate Education Division.

Whitney Leadership Group, Inc. is a company that holds all the copyright and intellectual property rights associated with the education materials and licenses. It was acquired in July 2003 and was previously owned by our Chairman and Chief Executive Officer and his wife (who is also employed by the Company).

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway (“1611 Cape Coral Parkway”), approximately 9,000 square feet of space at 1625 East Cape Coral Parkway (“1625 Cape Coral Parkway”) which is used for offices and shipping, and 4,802 square feet at 1630 SE 47th Terrace which we use as a training facility and for storage, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer, and his wife, Ingrid

Whitney. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $13,913 and $7,238 respectively. We are on a month-to-month basis with respect to the 1611 Cape Coral Parkway lease that expired in March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

We have an arrangement with Gulfstream Development Corp.; a company owned 25% by our Chairman and Chief Executive Officer. Under this arrangement we receive $1,000 for each home constructed by Gulfstream for one of our students, who are presented an opportunity to purchase lots at one of our advanced real estate courses by realtors representing Gulfstream. We have no interest in the lots, nor any involvement in dealings between students and the realtors or Gulfstream. No revenue was recorded under this arrangement during the three and six months ended June 30, 2006 and 2005.

Note 3—Property and equipment

Property and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005
	(unaudited)
Land	$1,859	$1,728
Building	4,909	4,778
Airplane	2,114	2,114
Software	1,606	1,114
Equipment	1,340	1,253
Furniture and fixtures	788	772
Leasehold improvements	1,508	1,474
	14,124	13,233
Less accumulated depreciation	(3,656)	(3,151)
	$10,468	$10,082

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Depreciation expense	$247	$275	$493	$539

Note 4—Intangible assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31
	2006	2005
	(unaudited)
Customer lists and databases	$5,943	$5,943
Trademarks	1,050	1,050
Other intangibles	795	795
	7,788	7,788
Less accumulated amortization	(2,438)	(2,034)
	$5,350	$5,754

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Amortization expense	$202	$202	$404	$418

Future amortization expense of intangibles is as follows (unaudited, in thousands):

Years ending December 31,
2006	$790
2007	629
2008	629
2009	629
2010	629
Thereafter	2,448
$5,754

Note 5—Long term debt

Long term debt consists of (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Notes payable to individuals for the purchase of equity interest in SCB Building LLC. Principal and interest payment beginning in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$3,592

Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	1,988	$1,962

Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by an airplane. The note is personally guaranteed (up to $0.2 million) by the majority stockholder.	1,009	1,035

Note payable to an individual for purchase of equity interest in Rancho Monterey. Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by the Company’s stock.	280	345

Other installment notes payable	27	32
	6,896	3,374
Less current portion	(1,113)	(462)
	$5,783	$2,912

Note 6—Stock options and warrants

Stock based compensation plans

Our 1998 Stock Option Plan provides for the granting of stock options to key employees. Under the terms and conditions of this plan, any time between the grant date and two years of service, the employee may purchase up to 25% of the option shares. Between two and three years continuous service, the employee may purchase up to 50% of the option shares, and after three years of continuous service, the employee may purchase all remaining option shares. All options expire ten years from the date of the grant.

Effective January 1, 2006, we adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock—Based Compensation (SFAS No. “123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. We estimated forfeiture rates for the second quarter of 2006 based on historical experience.

Prior to 2006, we accounted for stock—based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB No. 25, we were required to record expense over the vesting period for the value of options granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock—Based Compensation — Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock—based compensation. Our net earnings and net earnings per share for the six months ended June 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

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

The Black Scholes model incorporates assumptions to value stock—based awards. The risk-free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on our stock and historical volatility of our stock. We generally use the average of the vesting period and the life of the grant to estimate the option term timing within the valuation model. This methodology is not materially different from our historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior, with regard to option exercise timing and forfeiture rates, are considered separately for valuation and attribution purposes.

As a result of adopting SFAS No. 123R, the impact to the Consolidated Financial Statements for net loss for the three and six months ended June 30, 2006 was $0.2 million and $0.4 million, respectively, higher than if we had continued to account for stock — based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.00 and $0.00 per share, respectively. Pro forma net earnings, as if the fair value based method had been applied to all awards, are as follows (unaudited, in thousands, except for per share amounts):

	Three months ended June 30,
	2006	2005
		(restated)
Net loss - as reported	$(4,569)	$(2,120)
Add: Stock–based compensation programs recorded as expense, net of tax	158
Deduct: Total stock–based employee compensation expense, net of tax	(158)	(93)
Pro forma net loss	$(4,569)	$(2,213)
Loss per share:
Diluted – as reported	$(0.42)	$(0.24)
Diluted – pro forma	$(0.42)	$(0.25)

Basic – as reported	$(0.42)	$(0.24)
Basic – pro forma	$(0.42)	$(0.25)

	Six months ended June 30,
	2006	2005
		(restated)
Net loss – as reported	$(8,393)	$(1,309)
Add: Stock–based compensation programs recorded as expense, net of tax	410
Deduct: Total stock–based employee compensation expense, net of tax	(410)	(180)
Pro forma net loss	$(8,393)	$(1,489)
Loss per share:
Diluted – as reported	$(0.77)	$(0.15)
Diluted – pro forma	$(0.77)	$(0.17)

Basic – as reported	$(0.77)	$(0.15)
Basic – pro forma	$(0.77)	$(0.17)

The following table summarizes the components of our stock—based compensation programs recorded as expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation expense:
Pretax compensation expense	$158	$—	$410	$—
Income tax benefit
Stock option expense, net of tax	$158	$—	$410	$—

As of June 30, 2006, $1.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years.

Activity under our stock option plan during the six months ended June 30, 2006 is as follows (unaudited, in thousands, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2006	1,985	$3.56
Granted	35	8.33
Exercised	(471)	2.14
Forfeited	(69)	3.35
Outstanding at June 30, 2006	1,480	4.14	7.2	$5,581
Exercisable at June 30, 2006	942	$3.38	6.4	$4,645

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $3.4 million. Exercise of options during the first six months of 2006 resulted in cash receipts of $1.0 million.

Warrants

The following table presents the composition of warrants outstanding at June 30, 2006 (unaudited, in thousands except per share data):

Exercise prices	Warrants granted	Warrants exercisable	Remaining life in years
$4.60	42	42	4.3
$5.25	100	100	2.9
$6.00	1,025	875	3.5
$8.00	100	100	2.9

$4.60 - $8.00	1,267	1,117	3.4

During the second quarter, we issued a warrant convertible to 41,667 common shares to our former investor relations firm. An expense of $0.1 million was recorded and calculated utilizing the Black Scholes model.

Note 7—Income taxes

We had net operating losses of approximately $27.4 million at December 31, 2005 to offset future federal taxable income for U.S. domestic operations. The net operating losses expire in the years 2020 through 2024. The Company also has $19.5 million representing net operating losses for state income taxes that expire in years 2010 through 2024. Generally accepted accounting principles requires the future utilization to be recorded as a deferred tax asset if management believes if it is more likely than not that we will generate future taxable income.

As of the end of 2004, we established a valuation allowance to offset all future tax benefits from the operating losses that would have been recorded as deferred tax assets. In assessing the recoverability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. During 2005, Management concluded that it is more likely than not that we will realize the benefits of some of our net operating loss carryforwards creating future tax deductible amounts for the current year and future periods beyond 2005.

In arriving at the conclusion that it is more likely than not that we would realize our deferred tax assets we reversed our valuation allowance resulting in a tax benefit for 2005. We prepared a ten year earnings model with key operating assumptions, along with a detailed economic model by business unit and by brand for 2006. We compared these models to historical trends by business unit and by brand, along with detailed operating assumptions by brand to arrive at this conclusion.

Our current trend further supports the reversal of a portion of the valuation allowance. We recorded approximately $8 million in taxable income for the year ended 2005 and made a payment of approximately $0.2 million representing our Alternative Minimum Tax for 2005. We recently completed a detailed forecast of our business for 2006, reflecting our results for the first half of 2006 and expectations with respect to the balance of the year, which reaffirms our projections.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on the assumptions contained in our economic plan and the current trends of the business, that it is more likely than not that the deferred tax asset will be realized in the future.

Management does not feel an additional tax asset has been created as a result of the restatement discussed in Note 1— Basis of presentation - Restatement. Additionally, the restatement does not affect any previously filed tax returns.

The net operating loss carryforwards from prior years can only be applied to 90% of the current year profits. The deferred tax assets recorded in 2005 represent Management’s estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond 2005.

We believe, based on the assumptions contained in our economic plan and the current trends of the business, that it is more likely than not that the deferred tax asset will be realized in the future.

Note 8—Loss per share

Basic earnings per share are calculated using the weighted average number of common shares outstanding. There are a total of 1,480,350 stock options, 1,225,000 warrants to purchase common stock outstanding as of June 30, 2006 and a combined 450,000 unit placement warrants issued to our placement agent which were excluded from the competition of diluted loss per share for 2006. The following table sets forth the computation for basic and diluted earnings per share (unaudited, in thousands, except for per share data):

	Three months ended June 30,
	2006	2005
		(restated)
Numerator for diluted loss per common share	$(4,569)	$(2,120)

Denominator for basic loss per share—weighted average shares	10,924	8,704
Effect of dilutive securities—options and warrants

Denominator for diluted loss per share—adjusted weighted average shares	10,924	8,704
Diluted loss per common share	$(0.42)	$(0.24)

	Six months ended June 30,
	2006	2005
		(restated)
Numerator for diluted loss per common share	$(8,393)	$(1,309)

Denominator for basic loss per share—weighted average shares	10,852	8,690
Effect of dilutive securities—options and warrants

Denominator for diluted loss per share—adjusted weighted average shares	10,852	8,690
Diluted loss per common share	$(0.77)	$(0.15)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9—Stockholders’ deficit

On March 8, 2006, we issued 98,156 shares of common stock to the widow of Richard Brevoort, our former President and Chief Operating Officer who passed away in 2002. The Company has recorded $1.4 million in expense in the first quarter of 2006 representing the fair value of the securities issued and our obligation for related income taxes.

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

Note 10—Commitments and contingencies

Liquidated damages provision in registration rights agreement

In December 2005, 3,000,000 shares of common stock and 1,500,000 shares of common stock underlying common stock purchase warrants were sold. We sold 1,750,000 shares of common stock and issued common stock purchase warrants for 50% of those shares. Concurrently, our Chairman and Chief Executive Officer sold 1,250,000 and issued common stock purchase warrants for 50% of those shares. We received $7.9 million in proceeds and netted approximately $7.2 million after expenses.

In connection with the transaction, we entered into a registration rights agreement which provides, for our “best efforts” to file a registration statement for the resale of the 3,300,000 common shares and the 1,650,000 shares underlying the common stock purchase warrants to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the Registration Statement for a one year period subsequent to the effective date. If we failed to have the Registration Statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% per month of the proceeds in cash) until the registration statement is declared effective or effectiveness is maintained. We have a maximum liability of one year under the registration rights agreement.

The Financial Accounting Standard Board’s Emerging Issues Task Force (EITF) has exposed for deliberation the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 05-04, the Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for a Derivative Financial Instrument Indexed to and Potentially Settled in, a Company’s Own Stock.” As articulated under View C in Issue No. 05-04, we view the registration rights agreement and the common stock purchase warrant agreement as separate freestanding agreements which should be accounted for separately. The common stock purchase warrant is classified as equity under the provisions of EITF issue 00-19, and the registration rights agreement is accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Accordingly, we estimated a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement as of December 31, 2005. An additional $0.5 million was accrued during the six months ended June 30, 2006 due to delays resulting from the aforementioned restatement of prior period financial statements. The total of $0.7 million is reflected as a current liability in “Other accrued expenses” in our Consolidated Balance Sheet as of June 30, 2006.

Software commitment

In December 2005, we entered into a commitment for approximately $2.5 million for new software which includes licensing, training and maintenance. Implementation began in the first quarter of 2006.

Litigation

We are not involved in any material asserted or unasserted claims or actions arising out of the normal course of business, that in our opinion, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on our consolidated financial position.

Other

In the ordinary course of conducting our business, we are subject to various state and federal requirements. In the opinion of management, we are in compliance with these requirements.

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

•                  Real estate investing

•                  Financial markets investing

Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long term value. Our brand portfolio includes:

•                  For real estate investment workshops and introductory courses:

•                  Russ Whitney®’s Building WealthTM

•                  Cash Flow Generator®

•                  Focus on ForeclosureTM

•                  Private label brands:

•                  Russ Whitney®’s Business Success System™

•                  M2 Advantage®

•                  For financial markets investment workshops and introductory courses:

•                  Teach Me To Trade®

•                  Star TraderTM

•                  Options SuccessTM

•                  Private label brand:

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

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Conferences

We are also aware of other macroeconomic trends—including changes in the real estate markets, financial markets, overall employment, early retirement and consumer confidence that may impact overall demand, and believe we can adapt our curriculum development and marketing message accordingly to changing trends. Moreover, we are also cognizant that we compete in an area where the barrier is low with respect to content development, however, access to students and the fulfillment of the courses require substantial cash outflow before cash inflow is realized in the form of tuition.

Our international presence in the United Kingdom and Canada represents approximately 3.7% of our cash received from course and product sales for the six months ended June 30, 2006. We intend to review our entire international strategy during the upcoming year.

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

•                            Articulating competitive advantages and weaknesses

•                            Benchmarking operating metrics to industry norms and selected competitors

•                            Evaluating our financial capabilities and opportunities

•                            Reviewing other points of differentiation

•                    Articulating our international five year strategic, development and economic plan

•                    Prioritizing our initiatives over the near term and developing a near term tactical plan

Our operating results are expressed as a percentage of revenue below (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct course expenses	56.9	61.9	57.9	57.9
Advertising and sales expense	35.0	30.3	33.4	29.6
General and administrative expenses	18.3	13.9	18.7	15.1
	110.2	106.1	110.0	102.6

Loss from operations	(10.2)	(6.1)	(10.0)	(2.6)

Other income (expense):
Other (expense) income	(0.2)	(0.8)	0.1	(0.1)
Interest income, net	0.9	(0.0)	0.8	0.0
Equity earnings from related parties	(0.0)	(0.1)	0.0	(0.0)
Gain on sale of assets		1.2		0.7
	0.7	0.3	0.9	0.6

Loss before income taxes	(9.5)	(5.8)	(9.0)	(2.0)

Minority interest		0.6		0.3

Income taxes	(0.1)		(0.1)

Net loss	(9.6)%	(5.2)%	(9.1)%	(1.7)%

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

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Cash received from course and product sales	$59,662	$50,941	$116,930	$98,514
Less: Net change in deferred revenue	(12,162)	(10,043)	(24,516)	(19,182)
Revenue for financial reporting purposes	$47,500	$40,898	$92,414	$79,332

Due to the timing differences between cash collection and the time at which our students actually take the course (or course expiration, which ever is earlier), we have historically recorded a substantial amount of deferred revenue. The deferred revenue at the end of each period will result in reported revenues in subsequent periods through student attendance or course breakage.

Operating expenses expressed as a percentage of cash received from course and product sales is reflected in the following table (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Cash received from course and product sales	100.0%	100.0%	100.0%	100.0%

Direct course expenses	45.3	49.7	45.7	46.6
Advertising and sales expense	27.9	24.3	26.4	23.8
General and administrative expenses	14.5	11.2	14.8	12.2
	87.7	85.2	86.9	82.6
	12.3%	14.8%	13.1%	17.4%

As used in the following operating data and our reconciliation, EBITDA means net loss before income taxes plus interest expense, depreciation and amortization expense, as well as the stock portion of the gift to the widow of the former President, interest and nonoperating income, stock based compensation and warrant expense, minority interest and equity earnings in related parties and gain from the sale of assets. We refer to “Adjusted EBITDA” to mean EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement under generally accepted accounting principles.

We use Adjusted EBITDA as a key measure in evaluating our operations and decision-making. We feel it is a useful measure in determining our performance since it takes into account the net change in deferred revenue and deferred course expenses in combination with our operating expenses. We reference Adjusted EBITDA frequently since it provides supplemental information that facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance in our industry. We plan and forecast our business using Adjusted EBITDA, with comparisons of actual to planned and forecasted Adjusted EBITDA. In addition, we provide Adjusted EBITDA because we believe investors and security analysts find Adjusted EBITDA to be a useful measure for evaluating our performance.

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, the student has received the course content in an electronic format, or estimated course breakage is recognized, at which time the revenue is deemed earned. Thus, reporting under generally accepted accounting principles in the United States of America (U.S. GAAP) creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our Consolidated Statement of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason we believe Adjusted EBITDA is an important non U.S. GAAP financial measure.

Adjusted EBITDA should not be considered as an alternative to net loss, cash flows provided by operations, investing or financing activities or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity. Items excluded from Adjusted EBITDA are significant components in understanding our financial performance. Since Adjusted EBITDA is not a measurement determined in accordance with U.S. GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similar titled measures of performance from other companies (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net loss	$(4,569)	$(2,120)	$(8,393)	$(1,309)
Interest (income) expense, net	(437)	11	(762)	(19)
Other (income) expense	100	337	(68)	67
Taxes	39		39
Stock gift			937
Stock compensation and warrant expense	245		497
Depreciation and amortization	449	477	897	957
Minority interest and equity earnings	8	(199)	(22)	(283)
Gain on sale of assets		(511)		(524)

EBITDA	(4,165)	(2,005)	(6,875)	(1,111)

Net change in deferred revenue	12,162	10,043	24,516	19,182
Net change in deferred course expenses	(1,068)	(1,118)	(2,118)	(1,880)

Adjusted EBITDA	$6,929	$6,920	$15,523	$16,191

Adjusted EBITDA as a percentage of cash received from course and product sales	11.6%	13.6%	13.3%	16.4%

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

EduTrades, Inc.

EduTrades, Inc., our financial markets education wholly owned subsidiary, began operations in July 2002, with the acquisition of Teach Me to Trade®, with sales commencing in the fourth quarter of 2002.

One-half of all U.S. households own stocks, either directly or through a mutual fund or retirement plan, according to a 2005 survey by the Securities Industry Association, Federal Reserve Board and U.S. Census Bureau. This represents 56.9 million households in 2005, when compared to 40.0 million ten years ago, and 15.9 million in 1983. Investment in the stock market and in mutual funds continues to be significant. In 2005, equity fund inflows amounted to $147.6 billion.

Approximately 67% of all equity investors are between the ages of 35 and 64, with a 51 years of age mean median, the peak earning and investing years, according to the Securities Industry Association/Investment Company Institute survey. According to the U.S. Census Bureau and the same survey, of the 9.1 million, or approximately one-third of all individuals in the U.S., individuals who own equities, the median household income is $65,000, the median financial household assets are $125,000, 70% are married, 56% college graduates and 70% are employed.

Since that time, investment in the stock market and mutual funds continues to be substantial, and there has been significant growth in investments in alternate financial instruments such as options, single stock futures and indexes. Trading in option contracts reached record levels in 2005. According to the Chicago Board of Options Exchange, there were 468.2 million option contracts traded in 2005 compared to 361.1 million in 2004, a 29.7% increase. This trend has continued through the first six months of 2006, where trades in option contracts have increased 56% to 338.4 million contracts from 216.6 million contracts over the same period in 2005.

Accordingly, in July 2005, we established EduTrades as a separate subsidiary for our financial markets education division. Reasons behind establishing EduTrades as a separate subsidiary and positioning it as a public company subsidiary include:

•                  Affording investors an opportunity to invest exclusively in our financial markets education business;

•                  Allowing the market to isolate and judge the performance of our EduTrades, Inc. making it easier to value;

•                  Shares in EduTrades, Inc. can be used for strategic acquisitions;

•                  Presenting an opportunity to provide stock options to attract and reward EduTrades employees;

•                  Allowing most of EduTrades senior management team to focus exclusively on the financial markets education sector; and

•                  Supplying capital for product and service development, infrastructure and general corporate purposes

In November 2005, EduTrades filed a Registration Statement with the Securities and Exchange Commission to sell a minority interest to the public. The registration statement has not been declared effective by the SEC. We have agreed to various agreements to provide shared administrative services for both EduTrades and us to maximize our cost leverage in both companies.

We entered into an Administrative Services Agreement, a Fulfillment Agreement, a Lead Marketing Agreement, an Assignment Agreement and a Voting Agreement with EduTrades. A summary of each agreement follows:

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

•                  Legal

•                  Bookkeeping

•                  Confirmations

•                  Education content and product development

•                  Facilities management

•                  Human Resources

•                  Information Technology

•                  Marketing

•                  Operations

•                  Sales

•                  Shipping

We are compensated for all services under this Agreement at a monthly rate of:

•                  Actual expenses incurred

•                  An allocation of shared expenses based primarily upon the revenues of both EduTrades and us

•                  An administrative fee of 15% of the shared expense

Fulfillment Agreement:

EduTrades agreed to fulfill all outstanding financial market education obligations sold to students prior to August 1, 2005. These training obligations encompass all obligations related to the financial markets education training, including mentoring sessions, sold by us or any of our business entities prior to August 1, 2005 that have not yet been fulfilled. Each outstanding course or mentorship that has not been fulfilled is deemed an unfulfilled training obligation. We paid EduTrades a contractually fixed amount each month per student for each training session fulfilled by it. This agreement terminated on August 1, 2006.

Lead Marketing Agreement:

We provide marketing services to EduTrades to be conducted and targeted at our customer leads database. Direct advertising and marketing services which relate to EduTrades are reimbursed to us and shared expenses are billed with a 15% administrative fee as provided in the Administrative Services Agreement. This agreement can be cancelled by EduTrades or us upon 90 days notice.

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

Voting Agreement:

Commencing on the date of the consummation of EduTrades’ initial public offering and for a period of five years thereafter, we agreed that the voting securities we own or hereafter acquire in EduTrades would be voted by a majority vote of the independent directors serving on our Board of Directors with respect to any vote submitted to our shareholders at any annual or special shareholders’ meeting. In the event there are no independent directors serving on our Board at the time of any such meeting during the five year term of the agreement, we agreed that the voting securities we now own or hereafter acquired in EduTrades will be voted by the remaining directors serving on the our Board at any such meeting in the same manner as the majority of the voting securities not owned by us are voted at the shareholders’ meeting.

Noncore investments

We also have investments in various projects that are noncore to our mission. These investments were opportunistic in nature and leverage the experience of our Chairman and Chief Executive Officer and management team in real estate development. The investments we currently hold have not materially impacted our liquidity.

As of June 30, 2006, our noncore investments consisted of equity interests in real estate ventures in Costa Rica and Southwest Florida.

Costa Rica investment

Our total investment, including initial and working capital advances, in Costa Rica at June 30, 2006 and December 31, 2005, amounted to $2.2 million and $2.1 million, respectively representing a:

•                  30% equity interest in a company, Rancho Monterey, S.A., that owns approximately 350 acres of undeveloped land on the Pacific coast;

•                  20% equity interest in a company, Monterey del Mar, S.A., that owns an ocean front hotel on the Pacific coast of Costa Rica;

•                  8% equity interest in a company, Monterey del Este, S.A., organized to develop unimproved land in Costa Rica consisting of approximately 425 acres contiguous to our investment in Rancho Monterey, S.A.

Included in these amounts are working capital advances of $1.5 million and $1.4 million at June 30, 2006 and December 31, 2005, respectively.

For the three and six months ended June 30, 2006 and 2005, respectively, under the equity method of accounting, our share of the (loss) earnings is reflected in the accompanying Consolidated Statement of Operations.

Not included above is the land, building and fixtures with respect to our 7,000 square foot conference center also located in Costa Rica. Our historical cost and related accumulated depreciation are reflected in our Consolidated Balance Sheets under the caption “Property and equipment”. It is our intention to divest our interests in Costa Rica at the appropriate time.

Southwest Florida investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida. We do not intend to keep our interest as a long term holding and will divest this investment at the appropriate time. The investment entity has no ongoing activity other than minimal costs of carrying the land. Under the equity method of accounting, we record our share of these costs which were nil and nil for the three and six months ended June 30, 2006 and 2005, respectively.

It is our intention to divest our interests in this joint venture at the appropriate time.

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

We recognize revenue based on:

•                  when the course is attended by the student; or

•                  likelihood of the attendance by the student is remote (course breakage), which is based on the historical:

•                  percentage of students who never attended a course and those students who never attended a course subsequent to expiration; and

•                  highest number of days in which 95% of those students who attended our courses subsequent to expiry.

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

To the extent our financial markets education division (EduTrades, Inc., a wholly owned subsidiary) and United Kingdom businesses do not have three full years of data (subsequent to course expiration); we recognize revenue based on course attendance.  Only at such time that we have developed verifiable and objective data over a three year period subsequent to course expiration will we apply course breakage based on the methodology described above.

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

Historically, the amount of revenue collected is directly related to the amount of advertising and direct sales expenses incurred. The revenue from the training courses can be deferred as much as one year after the advertising and sales expenses are incurred. A statement of operations can show increased losses, or reduced net earnings, in periods in which course registration and cash receipts are growing at a fast rate.

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

Recently issued accounting pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN No. 48 provides guidance on recognizing, measuring, presenting and disclosing uncertain tax positions that a company has taken or expects to take on a tax return. Our effective date for adopting FIN No. 48 is as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit.  We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

The EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”) in June 2006. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. . The Task Force observed that because the tentative conclusion in this Issue requires only the presentation of additional disclosures, we would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. The provisions of EITF No. 06-03 become effective as of January 1, 2007. We are currently examining the impact of adopting EITF No. 06-03 on our Consolidated Financial Statements.

Second Quarter 2006 compared to Second Quarter 2005

Revenue

Our revenue for the three months ended June 30, 2006 amounted to $47.5 million, an increase of 16.1% over $40.9 million in the comparable period in 2005 (unaudited, in thousands):

	Three months ended June 30,		%
	2006	2005	change
	(restated)
Cash received from course and product sales:
Three day sessions	$5,552	$6,266	(11.4)%
Advanced courses	31,058	30,606	1.5
Outreach programs	16,152	9,988	61.7
Products sales	3,822	3,609	5.9
Other	3,078	472	552.1
Total cash received from course and product sales	59,662	50,941	17.1
Net change in deferred revenue	(12,162)	(10,043)	21.1
Revenue for financial reporting purposes	$47,500	$40,898	16.1%

The strong growth in our outreach programs more than offset the decline realized in basic three day sessions. We also increased our alliance related sales classified as “Other” over the second quarter in 2005. We decided to reduce the tuition prices for the basic three day sessions in 2005 to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. This resulted in part, in a 25.1% increase in the number of students in advanced courses during the quarter as compared to 2005. Our advanced course tuition pricing increased mid-first quarter in 2006 by 10.2% weighted average on an annualized basis.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Three months ended June 30,		%
	2006	2005	change
Number of courses
Free introductory workshops	1,360	1,236	10.0%
Three day sessions	293	280	4.6
Advanced live courses	159	148	7.4
Advanced electronic courses	33	35	(5.7)
	1,845	1,699	8.6%
Number of paid students
Three day sessions	17,257	14,784	16.7%
Advanced live courses	4,170	3,333	25.1
Advanced electronic courses	2,557	981	160.7
	23,984	19,098	25.6%
Average students per paid course
Three day sessions	58.9	52.8	11.6
Advanced live courses	26.2	22.5	16.4
	47.4	42.3	12.1%

Our financial markets education division’s cash received from courses and product sales grew 79.7% over 2005, to $32.2 million, while the real estate division decreased 16.8% to $27.5 million.

We experienced a 12.5% decrease in overall registrations for our free introductory courses over the same period in 2005. The decline was driven by our real estate education division, offset by our financial markets division.

Domestically, leading the way was Teach Me To Trade® and Star TraderTM with 86.7% and 26.8%, respectively, increases in cash received from course and product sales over the second quarter of 2005.  Our most mature brands, Russ Whitney®'s Building WealthTM slipped 22.7% and Cash Flow Generator® dropped 24.1% for the second quarter when compared to the same period of 2005. Our international brands' cash received from course and product sales declined 33.6% in the second quarter of 2006. The decrease is entirely attributable to our United Kingdom business.

In the quarter, we realized an encouraging shift of individuals registering to our free introductory workshops via our branded Websites. However, we also saw a decline in response in our newspaper and direct mail effort in the quarter. The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Three months ended June 30,
	2006	2005

Television	67.4%	66.1%
Direct mail	12.0	13.5
Newspaper	2.1	4.1
Website	18.1	16.3
Other	0.4
	100.0%	100.0%

Revenue recognized from course breakage was $4.7 million in the three months ended June 30, 2006, compared to $6.5 million in three months ended June 30, 2005, a decrease of $1.8 million. Revenue from course breakage was 10.0% and 15.5% of total revenue for the three months ended June 30, 2006 and 2005, respectively.

We have expanded our options for course delivery towards our goal of minimizing the number of expired contracts. We have increased the number of courses offered on digital video disks (DVD) and the opportunities to take courses via the Internet, and have expanded our live presentations within the United States. We have also implemented outreach notifications as courses near expiration by email and the U.S. mail.

Direct course expenses

Direct course expenses relate to our basic three day sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field travel team coordinators and related travel expenses.

In the second quarter of 2006, direct course expenses increased $1.7 million to $27.0 million, or 6.8% from $25.3 million in the same period 2005. As a percentage of revenue, direct course expenses decreased from 61.9% of revenue in 2005 to 56.9% in 2006. The components of this 5.0 percentage point (pp) decrease include:

	Margin change 2006 vs. 2005
Increase in event expense	0.8	pp
Decrease in effective sales and alliance commissions rate	(1.7)
Decrease in advanced course delivery	(0.9)
Decrease in product cost	(1.9)
Other direct course expenses, net	(1.3)

	(5.0	)pp

Advertising and sales expense

Advertising and sales expense as a category consists of two components:

•                                                                  Purchased media to generate registrations to our free introductory workshops

•                                                                  Costs associated with supporting student recruitment

Advertising and sales expense for 2006 amounted to $16.7 million, an increase of 34.6% (or $4.3 million) compared to $12.4 million in 2005. Advertising and sales expense in the 2006 period was 35.0% of revenue compared to 30.3% of revenue for comparable period in 2005. The following chart illustrates this change of 4.7 percentage points (pp):

	Margin change 2006 vs. 2005
Increase in media purchases	1.5	pp
Increase in sales commissions to support student recruitment	3.2
	4.7	pp

Our media spending is primarily via television commercials, which increased by 22.6% in the second quarter over the same period in 2005. We also shifted some of our media spending to direct mail over the past year from newspaper, as reflected in the following media spending as a percentage of total media spending:

	Three months ended June 30,
	2006	2005

Television	76.3%	79.3%
Direct mail	13.8	12.8
Newspaper	4.5	7.9
Website and other	5.4
	100.0%	100.0%

The sales commissions increase resulted from of a sales mix shift to Outbound sales, which saw a 61.7% increase in cash received from course and product sales over the same period in 2005. The effective sales commission rate increased 4.4 percentage points for the three months ended June 30, 2006 over the same period in 2005.

General and Administrative Expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expense, and travel for the corporate staff.

General and administrative expenses were $8.7 million in three months ended June 30, 2006, an increase of $3.0 million, or 52.3%, as compared to $5.7 million in the three months ended June 30, 2005. As a percentage of revenue, general and administrative expenses increased from 13.9% of revenues in 2005, to 18.3% in the 2006 period. Included in the current quarter’s results are $0.6 million in expenses associated with our customer relationship management implementation and an additional $0.2 million accrual associated with the liquidated damages provision in the registration rights agreement discussed in

Note 10 – Commitments and contingencies to the Consolidated Financial Statements.  Factors for the 4.4 percentage point (pp) increase in general and administrative include:

	Margin change 2006 vs. 2005
Costs associated with customer relations management system installation	1.3	pp
Liquidated damages provision accrual	0.4
Stock option compensation and warrant expense	0.3
Infrastructure and related compensation expense	1.9
Other general and administrative expenses, net	0.5
	4.4	pp

Loss from operations

We incurred a loss of $4.9 million from operations in the three months ended June 30, 2006, compared to a loss of $2.5 million from operations in the comparable 2005 period. Our increase in revenue of 16.1% was offset by a 20.7% increase in operating expenses. Higher operating costs as discussed above and unfavorable timing differences were the primary drivers for the margin decline.

Other income

Other income in 2006 was $0.3 million compared to $0.1 million in 2005.

Interest income, net, increased by $0.4 million to $0.4 million as a result of the larger cash and cash equivalents balance resulting from increased course registration receipts, proceeds from the real estate investment sales and stock offering in 2005, coupled with a reduced long term debt outstanding.

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

Net loss

Net loss in the three months ended June 30, 2006 amounted to $4.6 million, compared to a net loss of $2.3 million for the three months ended June 30, 2005. The decrease in earnings from operations and the aforementioned stock gift contributed to the net loss for 2006 period.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenue

Our revenue for the six months ended June 30, 2006 amounted to $92.4 million, an increase of 16.5% over $79.3 million in the comparable period in 2005 (unaudited, in thousands):

	Six months ended June 30,		%
	2006	2005	change
	(restated)
Cash received from course and product sales:
Three day sessions	$11,890	$12,997	(8.5)%
Advanced courses	62,001	57,642	7.6
Outreach programs	30,230	17,900	68.9
Products sales	7,268	6,421	13.2
Other	5,541	3,554	55.9
Total cash received from course and product sales	116,930	98,514	18.7
Net change in deferred revenue	(24,516)	(19,182)	(27.8)
Revenue for financial reporting purposes	$92,414	$79,332	16.5%

The strong growth in our outreach programs, advanced courses and alliance sales (reflected, in part, in “Other”) offset the decline realized in basic training sessions. We decided to reduce the tuition prices for the basic training sessions in 2005 to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. Our advanced course tuition pricing increased mid-first quarter by 10.2% weighted average on an annualized basis.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Six months ended June 30,		%
	2006	2005	change
Number of courses
Free introductory workshops	2,591	2,394	8.2%
Three day sessions	521	471	10.6
Advanced live courses	302	296	2.0
Advanced electronic courses	92	79	16.5
	3,506	3,240	8.2%
Number of paid students
Three day sessions	31,754	27,508	15.4%
Advanced live courses	7,646	6,673	14.6
Advanced electronic courses	4,328	1,553	178.7
	43,728	35,734	22.4%
Average students per paid course
Three day sessions	60.9	58.4	4.3%
Advanced live courses	25.3	22.5	12.4
	47.9	44.6	7.4%

Our financial markets education division’s cash received from courses and product sales grew 78.0% over 2005, to $59.1 million, while the real estate education decreased 10.5% versus 2005 at $57.3 million.

We experienced a 5.3% decline in overall registrations to our free introductory courses over the same period in 2005.

On a brand level, domestic brands had a mixed performance in the six months ended June 30, 2006 over the same period in 2005. Leading the way was Teach Me To Trade® and Star TraderTM with a 89.7% and 50.1% increases, respectively, in cash received from course and product sales over the same period in 2005, while our most mature brands, Russ Whitney®’s Building WealthTM declined 10.9% and Cash Flow Generator® slipped 9.3%, rounding out our major brands. Our international brands' cash received from course and product sales declined 19.4% over the comparable period in 2005. Our United Kingdom business was the leading contributor to the decline.

We realized an encouraging shift of individuals registering to our free introductory workshops via our branded Websites. However, we also saw a decline in response in our newspaper and direct mail effort in the quarter. The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Six months ended June 30,
	2006	2005

Television	68.0%	67.1%
Direct mail	11.7	12.8
Newspaper	1.8	5.2
Website	18.3	14.9
Other	0.2
	100.0%	100.0%

Revenue recognized from course breakage was $10.0 million in the six months ended June 30, 2006, compared to $11.3 million in the six months ended June 30, 2005, a decrease of $1.3 million. Revenue from course breakage was 10.8% and 14.1% of total revenue for the six months ended June 30, 2006 and 2005, respectively.

We have expanded our options for course delivery towards our goal of minimizing the number of expired contracts. We have increased the number of courses offered on DVD and the opportunities to take courses via the Internet, and have expanded our live presentations within the United States. We have also implemented outreach notifications as courses near expiration by e-mail and the U.S. mail.

Direct course expenses

Direct course expenses relate to our basic three day sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field travel team coordinators and related travel expenses.

In the first six months of 2006, direct course expenses increased $7.6 million to $53.5 million, or 16.5% from $45.9 million in the same period 2005. As a percentage of revenue, direct course expenses remained flat at 57.9% of revenue in 2006 when compared to 57.9% of revenue in 2005. The components of direct course expense changed as follows:

	Margin change 2006 vs. 2005
Increase in event expense	0.2	pp
Increase in effective sales commissions rate	0.6
Increase in advanced course delivery	0.8
Decrease in product cost	(1.3)
Other direct course expenses, net	(0.3)
	0.0	pp

Advertising and Sales Expense

Advertising and sales expense as a category consists of two components:

•                                                                  Purchased media to generate registrations to our free introductory workshops

•                                                                  Costs associated with supporting student recruitment

Advertising and sales expense for 2006 amounted to $30.9 million, an increase of 31.4% (or $7.4 million) compared to $23.5 million in 2005. Advertising and sales expense in the 2006 period was 33.4% of revenue, as compared to 29.6% of revenue for comparable period in 2005. The following chart illustrates this change of 3.8 percentage points:

	Margin change 2006 vs. 2005
Increase in media purchases	1.3	pp
Increase in sales commissions to support student recruitment	2.5
	3.8	pp

Our media spending is primarily via television commercials, which increased by 22.8% in the six months ended June 30, 2006 over the same period in 2005. We also shifted some of our media spending to direct mail over the past year from newspaper, as reflected in the following media spending as a percentage of total media spending:

	Six months ended June 30,
	2006	2005

Television	79.8%	78.3%
Direct mail	13.2	11.9
Newspaper	4.0	9.8
Website and other	3.0
	100.0%	100.0%

Sales commissions increase was a result of an access mix shift to Outbound sales, which saw a 68.9% increase in cash received from course and product sales over the same period in 2005. The effective sales commission rate increased slightly by 0.9 percentage point for the six months ended June 30, 2006 over the same period in 2005.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expense, and travel for the corporate staff.

General and administrative expenses were $17.3 million in six months ended June 30, 2006, an increase of $5.3 million, or 44.2%, as compared to $12.0 million in the six months ended June 30, 2005. As a percentage of revenue, general and administrative expenses increased from 15.1% of revenues in 2005, to 18.7% in the 2006 period. Included in general and administrative expenses for 2006 is $1.4 million for a gift to the widow of the former President and Chief Operating Officer who passed away in 2002. The gift valued at $0.9 million, consisted of 98,156 shares of the Company’s common stock plus related income taxes (see Note 9 – Stockholders’ deficit to the Consolidated Financial Statements). Also included in the 2006 results are an additional $0.5 million accrual associated with the liquidated damages provision in the registration rights agreement reserved in Note 10 – Commitments and contingencies to the Consolidated Financial Statements and $0.8 million year to date expenses in our customer relationship management implementation.  Factors for the 3.6 percentage point (pp) increase in general and administrative include:

	Margin change 2006 vs. 2005
Stock gift to the widow of the former President	1.5	pp
Liquidated damages provision accrual	0.5
Stock option compensation warrant expense	0.4
Costs associated with customer relations management system installation	0.9
Other general and administrative expenses, net	0.3
	3.6	pp

Loss from operations

We incurred a loss of $9.2 million from operations in the six months ended June 30, 2006, compared to a loss of $2.1 million from operations in the comparable 2005 period. Our increase in revenue of 16.5% was offset by a 24.8% increase in operating expenses. Higher operating costs as discussed above and unfavorable timing differences were the primary drivers for the margin decline.

Other income

Other income in 2006 was $0.9 million compared to $0.5 million in 2005.

Interest income, net, increased by $0.8 million to $0.8 million as a result of the larger cash and cash equivalents balance resulting from increased course registration receipts, proceeds from the real estate investment sales and stock offering in 2005, coupled with a reduced long term debt outstanding.

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

Net loss

Net loss in the six months ended June 30, 2006 amounted to $8.4 million, compared to a net loss of $1.3 million for the six months ended June 30, 2005. The decrease in earnings from operations and the aforementioned stock gift contributed to the net loss for 2006 period.

Liquidity and Capital Resources at June 30, 2006

Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. Cash, cash equivalents and restricted cash increased by $11.2 million to $49.9 million as of June 30, 2006 from December 31, 2005 and by $28.5 million from June 30, 2005. Cash generation from operations, proceeds from the sale of non-core investments and the sale of common stock were the primary reasons for the year over year improvement with respect to cash generation.

Cash provided by operations was $14.2 million versus $8.9 million in six months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to cash received on courses and products, evidenced by the increase in deferred revenue of $24.5 million, offset by an increase in deferred course expenses of $2.1 million and the net loss of $8.4 million.

Cash provided by investing activities was $0.7 million in 2006, as compared to $1.0 million for the same period last year. In the first half of 2006, we collected $1.7 million in principal payments on a note receivable, offset by $0.9 million in capital expenditures, primarily in connection with hardware and software associated with our customer relationship management system. We will deploy excess capital to invest in property and equipment in future periods for expansion, computer and software upgrades and geographic expansion. We will continue to pursue opportunistic, strategic acquisitions.

Cash used in financing activities amounted to $4.8 million in the in the six months ended June 30, 2006 versus $0.4 million in the same period in 2005. The primary reason for the change was $5.1 million distributed to our Chairman and Chief Executive Officer in connection with the sale of his common stock in December 2005 whereby we temporarily reserved the funds in December 2005 and issued the proceeds in January 2006. In the first half of 2006 we received $1.0 million from the exercise of stock options.

Restricted cash balances, consisting primarily of funds on deposit with credit card processors, were $6.7 million at June 30, 2006 and $5.4 million at December 31, 2005. At June 30, 2006 and December 31, 2005, we had used letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1.3 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 2.9% to 3.7%. The majority of our cash equivalents are invested in short term, liquid, investment grade commercial paper with yields ranging between 5.1% and 5.4%.

Historically, we have been able to fund all of our operations primarily through existing working capital.

As a result of a significant and growing deferred revenue balance, our working capital deficit will continue to grow. We intend to continue to use working capital for operating purposes. We may establish a credit facility to support our growth strategy. From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

The following reflects our commitments for debt and other commitments as of June 30, 2006 (in thousands):

	Debt	Operating lease commitments	Total
2006	$867	$320	$1,187
2007	496	320	816
2008	430	143	573
2009	363	147	510
2010	368	104	472
Thereafter	4,372	—	4,372

	$6,896	$1,034	$7,930

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

On the basis of these findings, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report. In connection with the 2005 audit of our Consolidated Financial Statements, our independent registered public accounting firm issued a management letter which noted that we had the material weaknesses described above in our internal control over financial reporting. These deficiencies included:

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

•                  The Company does not currently maintain complete records and adequate supporting documentation over stock options and warrants.

•                  The Company’s calculation of foreign currency translation adjustments contained errors.

•                  The Company does not have adequate procedures to provide for inventory obsolescence.

These material weaknesses are a result of a lack of sufficient and qualified personnel over the accounting and reporting function, a lack of formalized processes and procedures over key areas in the accounting and reporting functions, and inadequate supervision and review over the financial reporting function.

(b)           Subsequent to identifying the material weaknesses in our internal control over financial reporting, we initiated several corrective actions to address these internal control deficiencies. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Thus far in 2006, we hired an experienced Chief Financial Officer. In addition, we hired or appointed a Chief Financial Officer for our EduTrades division, a Director, Corporate Accounting, a Director, Accounting Operations, a Director, Financial Systems, a

Director, Sarbanes-Oxley Compliance and Implementation, a Director, Planning and Analysis and a Vice President, Strategy and Business Development. We are also actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis, financial systems and continued upgrades in the Controller’s department. In the interim, we have retained the services of two certified public accountants and other accounting professionals to assist in the preparation of our Consolidated Financial Statements until the positions are filled.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended June 30, 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No.	Description

	31.1	Certification of Periodic Report-Chairman and Chief Executive Officer
	31.2	Certification of Periodic Report-Chief Financial Officer
	32.1	Certification of Periodic Report-Chairman and Chief Executive Officer
	32.2	Certification of Periodic Report-Chief Financial Officer

(b)	Reports on Form 8-K
The following reports were filed on Form 8-K during the current year, not previously reported.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: August 14, 2006	By:	/s/ Russell A. Whitney
Russell A. Whitney
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney	Chairman of the Board and	August 14, 2006
Russell A. Whitney	Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	August 14, 2006
Nicholas S. Maturo

/s/ Alfred R. Novas	Chief Financial Officer	August 14, 2006
Alfred R. Novas

/s/ Ronald S. Simon	Executive Vice President, Secretary and	August 14, 2006
Ronald S. Simon	Director

/s/ Frederick A. Cardin	Director	August 14, 2006
Frederick A. Cardin

/s/ Chester P. Schwartz	Director	August 14, 2006
Chester P. Schwartz

/s/ Stephen L. Cootey	Director	August 14, 2006
Stephen L. Cootey

/s/ Anthony B. Petrelli	Director	August 14, 2006
Anthony B. Petrelli