Form 10-Q/A
period 2006-03-31
WHITNEY INFORMATION NETWORK INC
filed 2006-11-01
CIK 1095276

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

There were 11,728,159 shares of common stock outstanding as of October 30, 2006.

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$38,217	$33,244
Restricted cash	5,445	5,406
Accounts receivable, net	3,865	3,789
Notes receivable, current portion	2,080	1,785
Deferred course expenses, current portion	15,406	14,401
Prepaid advertising and other	2,443	2,841
Inventory	1,313	1,087
Deferred registration costs	460	315

Total current assets	69,229	62,868

Notes receivable, net of current portion	7,140	9,158
Property and equipment, net	10,457	10,082
Investment in related parties	2,192	2,103
Investment in real estate joint venture	2,716	2,716
Intangible assets, net	5,552	5,754
Goodwill	2,000	2,000
Deferred tax asset	7,287	7,287
Deferred course expenses, net of current portion	145	99
Other assets	135	136

	$106,853	$102,203
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,210	$3,691
Income taxes payable	298	356
Accrued course expenses	2,331	1,841
Other accrued expenses	6,984	7,377
Due to stockholder from sale of common stock		5,110
Long term debt, current portion	1,095	462
Deferred revenue, current portion	129,050	116,777

Total current liabilities	142,968	135,614

Long term debt, net of current portion	5,798	2,912
Deferred revenue, net of current portion	329	224

Total liabilities	149,095	138,750

Minority interest		3,939

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 10,878,016 and 10,455,910 shares issued and outstanding, as of March 31, 2006 and December 31, 2005, respectively	12,175	10,593
Paid-in capital	995	449
Foreign currency translation adjustment	(684)	(650)
Accumulated deficit	(54,728)	(50,878)

Total stockholders’ deficit	(42,242)	(40,486)
	$106,853	$102,203

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2006	2005
		(restated)

Revenue	$44,889	$38,434

Operating expenses:
Direct course expenses	26,455	20,611
Advertising and sales expense	14,202	11,119
General and administrative expense	8,604	6,290
	49,260	38,020
(Loss) earnings from operations	(4,371)	414

Other income (expense):
Other income	167	270
Interest income, net	326	30
Equity earnings from related parties	30	22
Gain on sale of assets		13
	523	335

(Loss) earnings before income taxes	(3,848)	749

Minority interest		62

Net (loss) earnings	$(3,848)	$811

Effect of foreign exchange rates	(33)	(367)

Comprehensive (loss) earnings	$(3,881)	$444

(Loss) earnings per share:
Diluted	$(0.36)	$0.09

Basic	$(0.36)	$0.09

Weighted average common shares outstanding:
Diluted	10,738	8,677

Basic	10,738	8,676

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2006	2005
		(restated)
Operating activities:
Net (loss) earnings	$(3,848)	$811
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	450	480
Stock compensation expense	252
Stock gift	937
Gain on sale of assets		(13)
Minority interest		(62)
Provision for income taxes
Changes in operating assets and liabilities:
Restricted cash	(38)	(771)
Accounts receivable, net	(76)	277
Prepaid advertising and other	397	(398)
Inventory	(226)	(48)
Deferred course expenses	(1,051)	(762)
Accounts payable	(481)	(1,943)
Accrued course expenses	490	562
Deferred revenue	12,378	9,139
Other accrued expenses	(394)	(564)
Income taxes payable	(58)
Net change in operating working capital	10,918	5,492
Cash provided by operations	8,732	6,708

Investing activities:
Purchase of property and equipment	(624)	(952)
Purchase of goodwill and intangible assets		(333)
Proceeds from sale of assets		13
Proceeds received on notes receivable	1,723
Investments in and advances to related parties, net	(89)	711
Minority interest distribution	(44)
Cash provided by (used in) investing activities	966	(561)

Financing activities:
Payment to stockholder from sale of common stock	(5,110)
Principal payments on long term debt	(81)	(87)
Proceeds from exercise of stock options	645
Stock registration costs	(145)
Cash used in financing activities	(4,691)	(87)

Effect of foreign currency translation	(34)	(367)
Increase in cash and cash equivalents	4,973	5,693
Cash and cash equivalents, beginning of period	33,244	4,667
Cash and cash equivalents, end of period	$38,217	$10,360

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

	Three months ended March 31,
	2006	2005
		(restated)
Net (loss) earnings–as reported	$(3,848)	$811
Add: Stock–based compensation programs recorded as expense, net of tax	252
Deduct: Total stock–based employee compensation expense, net of tax	(252)	(87)
Pro forma net (loss) earnings	$(3,848)	$724
(Loss) earnings per share:
Diluted – as reported	$(0.36)	$0.09
Diluted – pro forma	$(0.36)	$0.08
Basic – as reported	$(0.36)	$0.09
Basic – pro forma	$(0.36)	$0.08

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

	Three months ended March 31,
	2006	2005
		(restated)
Numerator for diluted earnings per common share	$(3,848)	$811

Denominator for basic earnings per share—weighted average shares	10,738	8,676
Effect of dilutive securities—options and warrants		1

Denominator for diluted earnings per share—adjusted weighted average shares	10,738	8,677
Diluted (loss) earnings per common share	$(0.36)	$0.09

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

•         Benchmarking operating metrics to industry norms and selected competitors

•         Evaluating our financial capabilities and opportunities

•         Reviewing other points of differentiation

•       Articulating our international five year strategic, development and economic plan

•       Prioritizing our initiatives over the near term and developing a near term tactical plan

Our operating results are expressed as a percentage of revenue below (unaudited):

	Three months ended March 31,
	2006	2005
		(restated)
Revenue	100.0%	100.0%

Operating expenses:
Direct course expenses	58.9	53.6
Advertising and sales expense	31.6	28.9
General and administrative expense	19.2	16.4
	109.7	98.9

(Loss) earnings from operations	(9.7)	1.1

Other income (expense):
Other (expense) income	0.3	0.7
Interest income, net	0.7	0.1
Equity earnings from related parties	0.1
Gain on sale of assets
	1.1	0.8

Earnings before income taxes	(8.6)	1.9

Minority interest		0.2

Net (loss) earnings	(8.6)%	2.1%

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

(Unaudited)

	Three months ended March 31,
	2006	2005
		(restated)
Cash received from course and product sales	$57,267	$47,573
Less: Net change in deferred revenue	(12,378)	(9,139)
Revenue for financial reporting purposes	$44,889	$38,434

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

	Three months ended March 31,
	2006	2005
		(restated)
Net (loss) earnings	$(3,848)	$811
Interest income, net	(326)	(30)
Other income	(166)	(270)
Stock gift	937
Stock compensation and warrant expense	252
Depreciation and amortization	450	480
Minority interest and equity earnings	(30)	(84)
(Gain) on sale of assets		(13)

EBITDA	(2,708)	894

Net change in deferred revenue	12,378	9,139
Net change in deferred course costs	(1,051)	(762)

Adjusted EBITDA	$8,596	$9,271

Adjusted EBITDA as a percentage of cash received from course and product sales	15.0%	19.4%

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

First Quarter 2006 compared to First Quarter 2005

Revenue

Our revenue for the three months ended March 31, 2006 amounted to $44.9 million, an increase of 16.8% over $38.4 million in the comparable period in 2005 (unaudited, in thousands):

	Three months ended March 31,		%
	2006	2005	change
		(restated)
Cash received from course and product sales:
Basic training sessions	$6,337	$6,731	(5.8)%
Advanced courses	30,943	27,036	14.4
Outreach programs	14,079	7,912	77.9
Products sales	3,445	2,812	22.5
Other	2,463	3,082	(20.1)
Total cash received from course and product sales	57,267	47,573	20.4
Net change in deferred revenue	(12,378)	(9,139)	(35.4)
Revenue for financial reporting purposes	$44,889	$38,434	16.8%

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

(Loss) earnings from operations

We incurred a loss of $4.4 million from operations in the three months ended March 31, 2006, compared to earnings of $0.4 million from operations in the comparable 2005 period. Our increase in revenue of 16.8% was offset by a 29.6% increase in operating expenses. Higher operating costs as discussed above and unfavorable timing differences were the primary drivers for the margin decline.

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

WHITNEY INFORMATION NETWORK, INC.

Dated: November 1, 2006	By:	/s/ Russell A. Whitney
Russell A. Whitney
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney		November 1, 2006
Russell A. Whitney	Chairman of the Board and Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	November 1, 2006
Nicholas S. Maturo

/s/ Alfred R. Novas		November 1, 2006
Alfred R. Novas	Chief Financial Officer

/s/ Ronald S. Simon	Executive Vice President, Secretary and	November 1, 2006
Ronald S. Simon	Director

/s/ Frederick A. Cardin		November 1, 2006
Frederick A. Cardin	Director

/s/ Chester P. Schwartz		November 1, 2006
Chester P. Schwartz	Director

/s/ Stephen L. Cootey		November 1, 2006
Stephen L. Cootey	Director

/s/ Anthony B. Petrelli		November 1, 2006
Anthony B. Petrelli	Director