Form 10-Q/A
period 2006-06-30
WHITNEY INFORMATION NETWORK INC
filed 2006-11-01
CIK 1095276

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

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)

Revenue	$47,525	$40,898	$92,414	$79,332

Operating expenses:
Direct course expenses	27,022	25,307	53,476	45,918
Advertising and sales expense	16,661	12,376	30,863	23,495
General and administrative expense	8,677	5,697	17,281	11,987
	52,360	43,380	101,620	81,400
Loss from operations	(4,835)	(2,482)	(9,206)	(2,068)

Other income (expense):
Other (expense) income	(100)	(337)	68	(67)
Interest income (expense), net	436	(11)	762	19
Equity (loss) earnings from related parties	(8)	(29)	22	(7)
Gain on sale of assets		511		524
	328	134	852	469

Loss before income taxes	(4,507)	(2,348)	(8,354)	(1,599)

Minority interest		228		290

Income tax provision	(39)		(39)

Net loss	$(4,546)	$(2,120)	$(8,393)	$(1,309)

Effect of foreign exchange rates	(99)	179	(132)	(173)

Comprehensive loss	$(4,645)	$(1,941)	$(8,525)	$(1,482)

Loss per share:
Diluted	$(0.42)	$(0.24)	$(0.77)	$(0.15)

Basic	$(0.42)	$(0.24)	$(0.77)	$(0.15)

Weighted average common shares outstanding:
Diluted	10,924	8,704	10,852	8,690

Basic	10,924	8,704	10,852	8,690

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

	Three months ended June 30,
	2006	2005
		(restated)
Net loss - as reported	$(4,546)	$(2,120)
Add: Stock–based compensation programs recorded as expense, net of tax	158
Deduct: Total stock–based employee compensation expense, net of tax	(158)	(93)
Pro forma net loss	$(4,546)	$(2,213)
Loss per share:
Diluted – as reported	$(0.42)	$(0.24)
Diluted – pro forma	$(0.42)	$(0.25)

Basic – as reported	$(0.42)	$(0.24)
Basic – pro forma	$(0.42)	$(0.25)

	Six months ended June 30,
	2006	2005
		(restated)
Net loss – as reported	$(8,393)	$(1,309)
Add: Stock–based compensation programs recorded as expense, net of tax	410
Deduct: Total stock–based employee compensation expense, net of tax	(410)	(180)
Pro forma net loss	$(8,393)	$(1,489)
Loss per share:
Diluted – as reported	$(0.77)	$(0.15)
Diluted – pro forma	$(0.77)	$(0.17)

Basic – as reported	$(0.77)	$(0.15)
Basic – pro forma	$(0.77)	$(0.17)

The following table summarizes the components of our stock—based compensation programs recorded as expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation expense:
Pretax compensation expense	$158	$—	$410	$—
Income tax benefit
Stock option expense, net of tax	$158	$—	$410	$—

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

	Three months ended June 30,
	2006	2005
		(restated)
Numerator for diluted loss per common share	$(4,546)	$(2,120)

Denominator for basic loss per share—weighted average shares	10,924	8,704
Effect of dilutive securities—options and warrants

Denominator for diluted loss per share—adjusted weighted average shares	10,924	8,704
Diluted loss per common share	$(0.42)	$(0.24)

	Six months ended June 30,
	2006	2005
		(restated)
Numerator for diluted loss per common share	$(8,393)	$(1,309)

Denominator for basic loss per share—weighted average shares	10,852	8,690
Effect of dilutive securities—options and warrants

Denominator for diluted loss per share—adjusted weighted average shares	10,852	8,690
Diluted loss per common share	$(0.77)	$(0.15)

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

•                            Articulating competitive advantages and weaknesses

•                            Benchmarking operating metrics to industry norms and selected competitors

•                            Evaluating our financial capabilities and opportunities

•                            Reviewing other points of differentiation

•                    Articulating our international five year strategic, development and economic plan

•                    Prioritizing our initiatives over the near term and developing a near term tactical plan

Our operating results are expressed as a percentage of revenue below (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct course expenses	56.9	61.9	57.9	57.9
Advertising and sales expense	35.1	30.3	33.4	29.6
General and administrative expenses	18.2	13.9	18.7	15.1
	110.2	106.1	110.0	102.6

Loss from operations	(10.2)	(6.1)	(10.0)	(2.6)

Other income (expense):
Other (expense) income	(0.2)	(0.8)	0.1	(0.1)
Interest income, net	0.9	(0.0)	0.8	0.0
Equity earnings from related parties	(0.0)	(0.1)	0.0	(0.0)
Gain on sale of assets		1.2		0.7
	0.7	0.3	0.9	0.6

Loss before income taxes	(9.5)	(5.8)	(9.0)	(2.0)

Minority interest		0.6		0.3

Income taxes	(0.1)		(0.1)

Net loss	(9.6)%	(5.2)%	(9.1)%	(1.7)%

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

(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Cash received from course and product sales	$59,662	$50,941	$116,930	$98,514
Less: Net change in deferred revenue	(12,137)	(10,043)	(24,516)	(19,182)
Revenue for financial reporting purposes	$47,525	$40,898	$92,414	$79,332

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net loss	$(4,546)	$(2,120)	$(8,393)	$(1,309)
Interest (income) expense, net	(437)	11	(762)	(19)
Other (income) expense	100	337	(68)	67
Taxes	39		39
Stock gift			937
Stock compensation and warrant expense	245		497
Depreciation and amortization	449	477	897	957
Minority interest and equity earnings	8	(199)	(22)	(283)
Gain on sale of assets		(511)		(524)

EBITDA	(4,142)	(2,005)	(6,875)	(1,111)

Net change in deferred revenue	12,137	10,043	24,516	19,182
Net change in deferred course expenses	(1,068)	(1,118)	(2,118)	(1,880)

Adjusted EBITDA	$6,927	$6,920	$15,523	$16,191

Adjusted EBITDA as a percentage of cash received from course and product sales	11.6%	13.6%	13.3%	16.4%

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

Second Quarter 2006 compared to Second Quarter 2005

Revenue

Our revenue for the three months ended June 30, 2006 amounted to $47.5 million, an increase of 16.2% over $40.9 million in the comparable period in 2005 (unaudited, in thousands):

	Three months ended June 30,		%
	2006	2005	change
	(restated)
Cash received from course and product sales:
Three day sessions	$5,552	$6,266	(11.4)%
Advanced courses	31,058	30,606	1.5
Outreach programs	16,152	9,988	61.7
Products sales	3,822	3,609	5.9
Other	3,078	472	552.1
Total cash received from course and product sales	59,662	50,941	17.1
Net change in deferred revenue	(12,137)	(10,043)	20.9
Revenue for financial reporting purposes	$47,525	$40,898	16.2%

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

General and administrative expenses were $8.7 million in three months ended June 30, 2006, an increase of $3.0 million, or 52.3%, as compared to $5.7 million in the three months ended June 30, 2005. As a percentage of revenue, general and administrative expenses increased from 13.9% of revenues in 2005, to 18.3% in the 2006 period. Included in the current quarter’s results are $0.6 million in expenses associated with our customer relationship management implementation and an additional $0.2 million accrual associated with the liquidated damages provision in the registration rights agreement discussed in

Note 10 Commitments and contingencies to the Consolidated Financial Statements.  Factors for the 4.4 percentage point (pp) increase in general and administrative include:

	Margin change 2006 vs. 2005
Costs associated with customer relations management system installation	1.3	pp
Liquidated damages provision accrual	0.4
Stock option compensation and warrant expense	0.3
Infrastructure and related compensation expense	1.9
Other general and administrative expenses, net	0.5
	4.4	pp

Loss from operations

We incurred a loss of $4.8 million from operations in the three months ended June 30, 2006, compared to a loss of $2.5 million from operations in the comparable 2005 period. Our increase in revenue of 16.2% was offset by a 20.7% increase in operating expenses. Higher operating costs as discussed above and unfavorable timing differences were the primary drivers for the margin decline.

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

Net loss

Net loss in the three months ended June 30, 2006 amounted to $4.5 million, compared to a net loss of $2.1 million for the three months ended June 30, 2005. The decrease in earnings from operations and the aforementioned stock gift contributed to the net loss for 2006 period.

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

	Margin change 2006 vs. 2005
Stock gift to the widow of the former President	1.5	pp
Liquidated damages provision accrual	0.5
Stock option compensation and warrant expense	0.4
Costs associated with customer relations management system installation	0.9
Other general and administrative expenses, net	0.3
	3.6	pp

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

The following reflects our commitments for debt and other commitments as of June 30, 2006 (in thousands):

	Debt	Operating lease commitments	Total
Year 1	$1,113	$585	$1,698
Year 2	501	392	893
Year 3	361	303	664
Year 4	367	146	513
Year 5	371	32	403
Thereafter	4,183	—	4,183

	$6,896	$1,458	$8,354

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
Russell A. Whitney
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney	Chairman of the Board and	November 1, 2006
Russell A. Whitney	Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	November 1, 2006
Nicholas S. Maturo

/s/ Alfred R. Novas	Chief Financial Officer	November 1, 2006
Alfred R. Novas

/s/ Ronald S. Simon	Executive Vice President, Secretary and	November 1, 2006
Ronald S. Simon	Director

/s/ Frederick A. Cardin	Director	November 1, 2006
Frederick A. Cardin

/s/ Chester P. Schwartz	Director	November 1, 2006
Chester P. Schwartz

/s/ Stephen L. Cootey	Director	November 1, 2006
Stephen L. Cootey

/s/ Anthony B. Petrelli	Director	November 1, 2006
Anthony B. Petrelli