Form 10-K/A
period 2005-12-31
WHITNEY INFORMATION NETWORK INC
filed 2006-11-13
CIK 1095276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

WHITNEY INFORMATION NETWORK, INC.

(Exact name of registrant as specified in charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
incorporation or organization)		Identification Number)

1612 East Cape Coral Parkway, Cape Coral, Florida 33904
(Address of principal executive offices)

Registrant’s telephone number, including area code: (239) 542-0643

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:

COMMON STOCK

No par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

☐ Large Accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the NASD’s Over the Counter Electronic Bulletin Board of $8.98 per share as of November 8, 2006 was $105.3 million.

The Registrant had 11,729,109 shares of common stock outstanding as of November 10, 2006

The Registrants’ revenues for the year ended December 31, 2005 were $ 163.1 million.

Documents incorporated by reference:  None

EXPLANATORY NOTE

RESTATEMENT

Overview

This amendment to Whitney Information Network, Inc.’s Registration Statement on Form S-1 restates our Consolidated Financial Statements and other financial information for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the quarters in the years 2005 and 2004. Certain of our material control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2005. The effect of the restatement on our statement of financial position at the end of the reported periods is summarized in the table below. The financial restatements reflect:

•                  a modification associated with a change in revenue recognition policy and restatement of revenue from expired courses;

•                  reclassifications in financial statement categories and the timing of accruals necessary for comparability to the current period’s presentation; and

•                  a revision to the revenue recognition policy with respect to our teleconferencing product and service offering, and subscription services.

Summary effects of restatement

The following table sets forth the effects of the restatement on our previously reported Consolidated Statement of Operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

		Years ended December 31,
Effects of restatement	Total	2005	2004	2003	2002	2001
	(in thousands except per share amounts)
Revenue recognition policy change	$(30,004)	$(12,791)	$(1,698)	$(5,767)	$(8,446)	$(1,302)
Teleconferencing and subscription deferral policy	(1,116)	(746)	(370)
Net earnings (loss)	$(31,120)	$(13,537)	$(2,068)	$(5,767)	$(8,446)	$(1,302)
Earnings (loss) per share as previously reported:
Diluted		$1.86	$(3.48)	$(0.19)	$0.71	$0.33
Basic		1.96	(3.48)	(0.19)	0.78	0.33
Earnings (loss) per share as restated:
Diluted		$0.41	$(3.72)	$(0.89)	$(0.28)	$0.16
Basic		0.43	(3.72)	(0.89)	(0.28)	0.16

Background

In May 2005, we changed the United Kingdom revenue recognition policy to conform to our North American operations’ practice of recognizing revenue upon the expiration of the student’s contract. Our worldwide business practice was to allow our students to attend courses subsequent to the expiration of the contract. Our current business practices have not changed significantly.

The original revenue recognition policy was established at the inception of our European operations and was initially driven by customer service and capacity considerations. As the United Kingdom operations matured, we sought to establish conformity with our North American operations revenue recognition policy; therefore, the revenue recognition policy changed in May 2005 to recognize revenue upon the earlier of attendance or the student contract’s expiry. In the second quarter of 2005, we changed the United Kingdom revenue recognition policy and recorded approximately $1.3 million in revenue in connection with expired contracts.

In connection with the review of our Registration Statement on Form S-1, we had discussions with Staff members of the Securities and Exchange Commission (“SEC”) regarding the May 2005 change in policy with respect to revenue recognition in the United Kingdom. Through these discussions, we identified errors in the application of our revenue recognition policy in compliance with generally accepted accounting principles in the United Kingdom and in North America because our business practice of allowing students to complete courses after the expiration of their contracts was not consistent with our revenue recognition policy in the United Kingdom and in North America between 2001 and 2005.

Accordingly, we elected to restate our Consolidated Financial Statements to correct these errors. Upon implementation of the new revenue recognition policy, we restated our Consolidated Financial Statements from 2001 through and including 2005. These restatements resulted in recognition of revenue based upon when the course is attended or once the likelihood of attendance by the student becomes remote, as described further in our Revenue Recognition Policy below.

Our revenue recognition policy is consistently applied worldwide. Moreover, our worldwide business practice to allow our students to attend courses subsequent to the expiration of the contract remains our business practice today and for the foreseeable future.

Revenue recognition policy

We are engaged primarily in the business of providing real estate and financial markets education to individual investors through courses of study as well as educational materials. We offer our students multiple course packages. Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue when it is received. Revenue is earned when the student attends the course.

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

With respect to our EduTrades division and the United Kingdom, we expect to have sufficient data to apply course breakage by the end of 2006. Accordingly, we anticipate reflecting course breakage as contemplated above in the quarter ending December 31, 2006, for the courses sold as of the beginning of the first quarter of 2003 through the end of the fourth quarter of 2005 which remain expired and unattended. We expect to recognize between approximately $18 million and $22 million of deferred revenue in the fourth quarter of 2006 from initial application of the course breakage related to the period prior to January 1, 2006 to our EduTrades division and United Kingdom businesses.

As a result of applying this policy, during the years ended December 31, 2005, 2004 and 2003 we recognized $16.6 million, $18.1 million and $19.0 million, respectively, in revenue related to course breakage.

Reclassifications

We reviewed our financial statement classifications and restated the 2004 and 2003 Consolidated Financial Statements as necessary for comparability with the 2005 presentation. Certain expense items were misclassified in 2004 and 2003. Reclassifications were required in prior period line item expense categories and the timing of accruals necessary for comparability to the current period’s presentation. Similar expense items are now classified within the same Statement of

Operations line item for all periods presented. The need for reclassifications is a result of the lack of sufficient and qualified personnel over the accounting and reporting function. As qualified people were brought into the organization, consideration was given to the presentation of the particular line items. It was determined the reclassification would better demonstrate the activities of our business. These reclassifications have no cumulative effect on reported earnings, cash flows or adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) for 2004 and 2003.

Teleconferencing and subscription services

Upon review of our revenue recognition policies for all service and product offerings, we concluded the previous revenue recognition policy with respect to our teleconferencing and subscription based offerings needed to be modified in order to comply with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin No. 104 (SAB 104). These restatements have no cumulative effect on our Consolidated Statement of Cash Flows.

In response to the issues raised as described above, we

•                  completed a review of our revenue recognition practices and have implemented changes as necessary to account for revenue recognition in accordance with the revised policies as of January 1, 2006; and

•                  taken action to assure material expense accruals are recorded in the appropriate period; and

•                  restated our previously issued Consolidated Financial Statements to reflect the new revenue recognition policies and accrual practices.

Effects of restatement

The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements for the years ended December 31, 2005, 2004 and 2003 and for each of the quarters in the years 2005 and 2004.

	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Revenue	$178,564	$163,107	$139,859	$136,259	$94,958	$89,805
Direct course expenses	96,520	94,765	57,952	91,763	46,804	51,868
Advertising and sales expense	50,003	49,839	79,533	49,664	27,508	30,092
Earnings (loss) from operations	4,377	(9,161)	(30,776)	(32,844)	(1,709)	(7,476)
Net earnings (loss)	$17,388	$3,850	$(29,896)	$(31,963)	$(1,558)	$(7,325)
Per share amounts:
Diluted earnings (loss) per share	$1.86	$0.41	$(3.48)	$(3.72)	$(0.19)	$(0.89)
Basic earnings (loss) per share	1.96	0.43	(3.48)	(3.72)	(0.19)	(0.89)

	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Statement of Changes in Stockholders’ Deficit
Balance at January 1	$(33,609)	$(51,560)	$(4,157)	$(19,930)	$(3,102)	$(12,865)
Increase (decrease) attributable to net earnings (loss)	17,388	3,850	(29,896)	(31,963)	(1,558)	(7,325)
Currency translation adjustments, net (a)	(155)	(100)	166	55	(348)	(591)
Balance at December 31	$(9,052)	$(40,486)	$(33,609)	$(51,560)	$(4,157)	$(19,930)

(a)                                  The change in foreign currency translation is attributable to the restatements arising from the change in revenue recognition policies.

	2005		2004
At December 31	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred course expenses	$9,513	$14,401	$8,825	$11,898
Deferred course expenses, noncurrent		99
Total assets	97,216	102,203	56,955	60,028

Deferred revenue	80,580	116,777	62,689	83,713
Deferred revenue, noncurrent		224
Total liabilities	102,329	138,750	88,587	109,611
Foreign currency translation adjustment	(337)	(650)	(182)	(550)
Accumulated deficit	(19,757)	(50,878)	(37,145)	(54,728)
Total stockholders’ deficit	(9,052)	(40,486)	(33,609)	(51,560)

Total liabilities and stockholders’ deficit	$97,216	$102,203	$56,955	$60,028

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Revenue	$40,170	$38,434	$46,520	$40,898	$46,820	$44,050	$45,054	$39,725
Operating expenses	36,062	38,020	44,053	43,380	45,407	46,454	48,665	44,415
Earnings (loss) from operations	4,108	414	2,467	(2,482)	1,413	(2,404)	(3,611)	(4,690)
Net earnings (loss)	$4,149	$811	$3,159	$(2,120)	$9,069	$5,252	$1,011	$(94)
Per share amounts:
Diluted earnings (loss) per share	$0.48	$0.08	$0.35	$(0.24)	$0.97	$0.56	$0.10	$(0.01)
Basic earnings (loss) per share	0.48	0.09	0.36	(0.24)	1.04	0.60	0.11	(0.01)

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations
Revenue	$38,509	$32,164	$38,607	$32,572	$32,154	$38,858	$30,589	$32,665
Operating expenses	38,462	37,368	43,578	42,762	44,348	45,285	44,247	43,688
Earnings (loss) from operations	47	(5,204)	(4,971)	(10,190)	(12,194)	(6,427)	(13,658)	(11,023)
Net earnings (loss)	$208	$(5,043)	$(4,369)	$(9,482)	$(12,021)	$(6,359)	$(13,764)	$(11,079)
Per share amounts
Diluted earnings (loss) per share	$0.02	$(0.59)	$(0.51)	$(1.11)	$(1.40)	$(0.74)	$(1.61)	$(1.29)
Basic earnings (loss) per share	0.02	(0.59)	(0.51)	(1.11)	(1.40)	(0.74)	(1.61)	(1.29)

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This prospectus contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and statements of future economic performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” or “predicts” or the negative of such terms. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in certain sections of this prospectus, including under the heading “Risk Factors.” You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this prospectus, in the materials referred to in this prospectus, in the materials incorporated by reference into this prospectus, or in our press releases. No forward-looking statement is a guarantee of future performance, and you should not place undue reliance on any forward-looking statement. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Industry data and other statistical information used in this prospectus are based on independent publications, government publications, reports by market research firms or other published independent sources. Some data are based on pure good faith estimates, derived from our review of internal surveys and the independent sources just listed. Although we believe these sources to be reliable, we have not independently verified the information.

Forward Looking Statements

Certain information included in this report contains forward-looking statements made pursuant to the private Securities Litigation Reform Act of 1995 (“Reform Act”).  Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause our actual results and performance to differ materially from any expected future results or performance, expressed or implied, by forward looking statements.  In connection with the safe harbor provisions of the Reform Act, we have identified important factors that could cause actual results to differ materially from such expectations, including but not limited to those factors described in “Risk Factors” below.

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

Beginning in 1992, we focused primarily on basic and advanced real estate training programs which we offered throughout the United States. In 2002, we expanded our offerings to include financial markets education, which has come to represent a substantial part of our business, as reflected in the following table showing the relative percentage of revenue by segment.

	Years ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Real estate education	71.1%	76.0%	82.9%
Financial markets education	28.9	24.0	17.1
	100.0%	100.0%	100.0%

Since 2001, we have gradually expanded our course offerings and geographical markets. We currently offer approximately 200 educational courses and training programs per month covering more than 27 financially-oriented subjects which we provide either for free or on a fee basis.

For the year ended December 31, 2005, approximately 92.8% of our revenue was generated from domestic sales and 7.2% was generated from sales made in Canada and the United Kingdom. Our tuition weighted average is approximately $411 for a basic course and $14,159 for an advanced course package. We conduct our coursework at:

•                  leased training and meeting facilities and conference centers;

•                  regional training centers located in hotels or other temporarily rented facilities selected by us; and

•                  our own facilities in the United States, United Kingdom or Costa Rica.

Our students are primarily recruited by attending free introductory workshops related to a specific educational subject which is hosted by one of our trainers or others and held at a local hotel or other rented auditorium facility. The subject, date and location of the training session are generally advertised in local newspapers, on the Web site of our respective brands, in television advertisements and through direct mailings and telemarketing. We hold these sessions in metropolitan areas throughout the United States, Canada, United Kingdom and Costa Rica. Following the free informational training workshop, the student may purchase reference materials on the subject discussed or may elect to receive further fee-based training in the many courses we offer, either in the student’s hometown or in regional training centers. We engage over 325 trainers, instructors and mentors in connection with our various educational course offerings.

Following the first fee-based training session, students interested in learning more on the course topics may also subscribe to our periodic publications, purchase books or software programs or attend advanced training courses. In addition to our over 25 resource publications, we offer advanced courses throughout the United States, in Canada and the United Kingdom. We also provide post-training programs conducted by over 130 mentors, who travel to students’ hometowns for “hands on” business training.

Our telemarketing business is responsible for approximately 25% of cash receipts. We telemarket our products and services to four types of people, consisting of those who:

•                  registered to attend one of our free preview workshops, but did not attend

•                  attended one of our workshop events, who purchased another of our courses, and who completed training within the last six months

•                  attended one of our free introductory workshops and chose not to purchase anything

•                  contact us via the Internet and request to be contacted

Our strategy

Our goal is to continue to expand our course work breadth and geographic reach within the real estate education and financial market education industry. In order to do so, we have implemented a strategy that includes:

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

•                  Marketing our reference materials and online courses.  We intend to emphasize the direct marketing of educational products and reference materials which we currently use primarily to support our training programs. These products will be marketed on a stand alone basis through direct mail campaigns and promotions on our websites. We also intend to develop selected courses electronically, primarily online, as well as through traditional student-attended programs and classes. Our electronic courses will be used to supplement our existing courses and will be marketed using television infomercials developed and produced by us. Responses generated from our direct mail and infomercials will be used to market our existing training programs and courses to those who respond.

•                  Identifying and developing strategic alliances with other education brands.  We seek to align ourselves with relevant consumer brands and leverage our respective strengths to deliver a superior student education experience.

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

Educational training

Following a free informational workshop, we offer our students a variety of educational courses, as well as educational materials. These courses provide the opportunity to train either in the student’s home town or at local or regional camps. Our trainers take students step-by-step through a curriculum that stresses a broad range of financial educational training, money management and asset protection. We do not have any specific educational requirements for our trainers, but we do require that they have experience with respect to the subjects they teach and that they have completed training programs which we provide that prepares them to teach their particular subjects. Our financial educational training is taught to students in the United States, Canada and the United Kingdom through traditional course study and hands-on training, and includes the following subjects:

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

Our Star Trader® training is similar to the Teach Me To Trade® training, but with different emphasis. Star Trader® emphasizes stock trading and the use of options and option trading in its program. Similar to our two real estate training brands, Star Trader® appeals to students who have a higher risk tolerance than Teach Me to Trade students.

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

MillionaireU™ Real Estate Training.  Our Intensified Real Estate Training course is offered at training centers in Cape Coral, Florida and in other locations in Florida and in other states. This course expands upon the students’ knowledge of real estate gained from our basic course. During Real Estate Training, students learn how to locate and analyze various property types and how to effectively analyze property income and expense. Students telephone actual sellers and then tour properties offered for sale throughout the Cape Coral and Fort Myers, Florida areas. Students then conduct real estate investment negotiations and may complete transactions under the supervision of their instructor. Guest speakers including investors, property managers, developers, grant officers, loan officers, realtors and mortgage brokers explain how students can locate financing for a variety of transactions, from multi-unit apartment complexes to unimproved land.

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

Foreclosure.  Our Foreclosure Training course teaches the intricacies of the real estate foreclosure process, how and why foreclosures occur and the role of secured lenders in foreclosure actions. Students visit a local county courthouse to search foreclosure records and review title and tax information. Students visit with owners of properties that are in foreclosure and learn how to negotiate transactions for properties in foreclosure. Our instructors also teach students how to read foreclosure notices and how to refinance their acquisitions to generate cash at the closing. Students also learn how to inspect, estimate the value of and rehabilitate houses.

Lease Option.  Our Purchase Option training course is designed to teach students how to control an equitable interest in property without actually owning the property and how to create lease options on properties. Students learn how to structure lease options and purchase options and how to generate cash from purchase real estate transactions. Included with the course is a field trip and detailed information on how to select appropriate properties for option or purchase. Other sessions include negotiating with prospective sellers and prospecting for tenants, buyers and lessees.

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

Investing in Manufactured/Mobile Homes and RV Parks.  Our Manufactured/Mobile Homes & RV Parks training course teaches students how to buy, sell and rent mobile homes and parks, an often overlooked segment of the real estate market. While mobile homes cost far less than frame constructed homes, they can yield a significant rate of return on investment. Other subjects include developing and operating a mobile home park, expanding rental “pads” and lots to hold more units, obtaining standard and unconventional financings, estimating fix-up, improvement and moving costs, obtaining seller financing terms and identifying attractive properties at foreclosures and repossessions.

Commercial Real Estate Investing.  Our Commercial Real Estate Investing training course highlights the fundamentals of analyzing, buying, managing and disposing of commercial properties. Students also learn how to establish relationships with lenders and government financing agencies. This course, like many of our courses, teaches students how to rehabilitate properties and how to locate and pre-qualify tenants. Our trainers also teach students about various leasing arrangements describe forms used in commercial property management. Students finish their training with a four-hour analysis tour of commercial properties.

Keys to Creative Real Estate Financing.  Our Keys to Creative Real Estate Financing course teaches students how to create and refinance mortgages and how to structure financings in light of prior credit problems. Discussions also include determining home equity, engaging in real estate negotiations and the use of hard-money lenders.

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

Financial Markets Education Courses

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

Trading P.I.T.™  Our Trading P.I.T. (“pros-in-training”) course describes the trading approaches of top money managers. The course teaches students how to create an income stream using more conservative trading techniques and other strategies designed to limit risk while increasing the probability of success. Strategies covered include a number of trading approaches such as bidirectional trading, hedged directional trading, non-directional trading, floor-trading strategies and capital preservation. Our 5-Point STAR Trader Formula allows users to quickly scan the market, generate forecasts and select strategies.

H.I.T.S.  Our Single Stock Futures course addresses changes in rules regarding single stock futures. We discuss new tools associated with spread trading and leveraged trading. Students are taught the framework of single stock futures, set-ups and strategies and where single stock futures fit into their diversified portfolios.

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

Mentoring Programs

We offer advanced training programs conducted by our over 130 mentors, who work with students individually in “hands-on” business training.

Real Estate.  Our real estate mentoring program applies the curriculum of the basic real estate camps to the student’s city of choice. Under this program, one of our mentors travels to the student’s city for three to four days. Students review the real estate acquisition techniques involved and learn the real estate characteristics of the local market. Students can put to practice the skills they have gained while working directly with an experienced mentor.

Financial Markets.  For mentored financial markets education, our students typically travel to our state-of-the-art learning center in Salt Lake City and spend three and one-half days coached by an experienced stock market trader.

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

We also enter into strategic alliances with promoters that market products and services other than ours to potential students in large and small venues. These alliances allow us an agreed upon amount of time at the programs to attract students for our introductory courses. Our alliances are with unrelated third parties and create students for us with no requirement for us to expend funds on initial advertising or marketing. Our strategic alliances receive from us a commission on any advanced course tuition we collect as a result of us being provided access to their students. The amount of compensation these alliances receive varies depending on the quality of the student, the negotiated amounts with the strategic alliance partner, the costs associated with enrollment and the cost of delivery.

Cash received and commissions paid from course and product sales through strategic alliances are shown in the following table (in thousands, except number of strategic alliances):

	Years ended December 31,
	2005	2004	2003
Strategic alliances	6	6	5
Cash received from courses and products	$16,249	$17,799	$10,087
Commissions paid	$2,916	$3,803	$3,119

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

Employees

At October 30, 2006, we had approximately 490 employees, plus 304 independent contractors who act as trainers, instructors and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are paid commissions based upon the tuition dollar value of courses selected by students at our free informational workshops and three day sessions, and are paid fixed fees for teaching and mentoring individual courses. All independent contractors execute letter agreements with us which set forth commission structure and provide for confidentiality and covenants not to compete.

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

From time to time, we receive inquires from state regulators relative to our business operations and our advertising efforts to attract new students. Although we believe we are currently in full compliance with all applicable state regulations, we are aware of four current inquiries or investigations in the states of Florida, Kansas, Wisconsin and Indiana.

The Florida investigation was commenced in 2005 and stems from consumer complaints made to the state from years 2002-2005. According to information provided to us by the state, there were approximately 50 complaints from across the country made to the Attorney General’s telephone hotline over the past four years. This averages about 13 complaints per year or approximately 1 complaint for every 21,000 students we have educated over the four year period. Our records indicate that many of these complaints were already handled directly with the consumer or resolved through another agency. Our legal team has worked diligently to resolve the few remaining complaints and we believe that our continued cooperation with Florida regulators will result in closure of the investigation without any further legal proceedings.

Indiana filed a lawsuit against us in March 2005 alleging that our operations fall within certain business opportunity regulations and that we failed to register accordingly. We believe the lawsuit has no merit and are aggressively defending the action.

In March 2005 and February 2006 we received subpoenas from Wisconsin and Kansas, respectively, requesting information about our advertising and student testimonials. We believe these are routine inquires and expect no further action.

Subsidiaries

We conduct a significant portion of our business through the following nine subsidiaries.

•                  Whitney Education Group provides educational programs in the U.S.

•                  Wealth Intelligence Academy® provides advanced educational programs in the U.S.

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

•                  Whitney U.K. Limited provides educational programs throughout the United Kingdom.

•                  Whitney Leadership Group formerly held all of the copyright and intellectual property rights associated with our educational materials and licenses these rights for payments.

•                  MRS Equity Corp. manages the processing of the payments of homeowners that purchase a program we offer that allows for them to pay their mortgages every two weeks instead of monthly.

•                  EduTrades, Inc. provides financial markets education courses.

ITEM 1A.           RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this prospectus before deciding whether to invest in the common stock.

We have expended significant time and resources to restate our previously submitted Consolidated Financial Statements for years 2001 through 2005. As a result, our business was adversely effected by the time and expense devoted by our staff and management. In addition, our investors may call into question future consolidated financial statements issued by us.

The time and resources expended to restate the Consolidated Financial Statements for years 2001 through 2005 increased our cost and required the attention of our financial management personnel. In addition, our future stock price and volume may be adversely effected by the lack of investor confidence in the accuracy of our future Consolidated Financial Statements.

We currently have material weaknesses in our internal control over financial reporting which resulted in inaccurate financial reporting, restatements and may result in inaccurate financial reporting and /or the inability to prevent fraud.

In connection with the 2005 audit of our Consolidated Financial Statements, our independent registered public accounting firm issued a management letter which noted that we had the material weaknesses described below in our internal control over financial reporting. These deficiencies included:

•                  Bank reconciliations were incorrectly prepared containing improper reconciling items resulting in misstatements to the recorded balance in the general ledger.

•                  Errors in deferred revenue and revenue recognition were noted. We place excessive reliance on our systems in certain circumstances without adequate review over systems and processes.

•                  A general lack of review over the accounting and reporting functions and inadequate reconciliation procedures exist in many areas of the accounting function.

•                  Inadequate EDP controls including general access controls.

•                  We do not currently maintain complete records and adequate supporting documentation over our stock options and warrants.

•                  Our calculation of foreign currency translation adjustments contained errors.

•                  We do not have adequate procedures to provide for inventory obsolescence.

These material weaknesses are a result of a lack of sufficient and qualified personnel over the accounting and reporting function, a lack of formalized processes and procedures over key areas in the accounting and reporting functions and inadequate supervision and review over the financial reporting function. Certain of our material control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2005.

Subsequent to identifying the material weaknesses in our internal control over financial reporting, we initiated corrective actions to address these internal control deficiencies. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Thus far in 2006, we hired an experienced Chief Financial Officer. In addition, we hired or appointed a Chief Financial Officer for our EduTrades division, a Director, Corporate Accounting, a Director, Accounting Operations, a Director, Financial Systems, a Director, Sarbanes-Oxley Compliance and Implementation, a Manager, Information Technology Sarbanes-Oxley Compliance and Implementation, a Director, Planning and Analysis, two Senior Financial Analysts, a Vice President, Strategy and Business Development and a Senior Business Development Analyst. We are actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis, financial systems and continued upgrades in the Controller’s department. We also upgraded our current accounting and financial reporting systems. In the interim, we have retained the services of two certified public accountants and other accounting professionals to assist in the preparation of our Consolidated Financial Statements until the positions are filled.

If we fail to develop a system to evaluate the effectiveness of our internal controls we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

We will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on that assessment and the effectiveness of those controls, subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We will be subject to Section 404 requirements at the end of our fiscal year ending December 31, 2007. This will require us to develop, fund and staff a department to document and test the design and effectiveness of our internal controls.

If we fail to maintain an effective system of internal controls we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

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

Issues discovered while evaluating the internal controls could result in having to expend significant time and resources to improve our internal controls which if not successful could adversely affect our reputation and /or the investor’s perception of us and lead to other issues.

Efforts to improve our internal controls could require us to expend significant personnel time, management resources and capital assets or make other substantial changes. If our internal controls are deemed to be inadequate, or if other unforeseen events occur, our external auditors could resign, leading to a delay in the preparation of our Consolidated Financial Statements and an increase in our audit fees. If we were required to obtain new external auditors, those auditors could require a lengthy period to become familiar with our operations. The process of retaining new external auditors could also limit our access to the capital markets for an extended period of time. Multiple issues listed above could lead to reputation and perception issues that could adversely affect the trading price of our common stock.

Accounting errors could adversely affect our ability to meet our reporting obligations, could result in future restatements and/or cause material weaknesses in our internal control over financial reporting.

The accounting errors are directly related to a lack of sufficient and qualified personnel over the accounting and reporting function, a lack of formalized processes and procedures over key areas in the accounting and reporting functions and inadequate supervision and review over the financial reporting function.  These errors, if not corrected, could cause us to fail to meet our reporting obligations, result in misstatements in our Consolidated Financial Statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.  The accounting errors, if not corrected, could also result in future material weaknesses in our internal control over financial reporting.

Inadequate review of our systems and processes could result in accounting errors, inaccurately reported financial results, financial fraud, and an inability to adequately safeguard our assets.  As a result, current and potential stockholders could lose confidence in our financial reporting, which would reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

An inadequate review of our systems and processes has led to an unestablished baseline to build upon for an acceptable level of internal control.  If this result is not remediated, additional material weaknesses could be discovered and disclosed which would result in an inability to rely on our internal controls.

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

Many states regulate the marketing and sale of our educational courses, including the content of advertisements to attract students. Failure to comply with these regulations could result in legal action instituted by the states, including cease and desist and injunction actions. In the event we are subject to such legal action, our reputation would be harmed and the demand for our course offerings could be significantly reduced. In the past, we have been involved in four state regulatory investigations which we have resolved and we are currently involved in four other such regulatory investigations. See “Business—Government Regulation” for a detailed discussion of these regulatory investigations.

If we do not successfully introduce new programs, products and services, our growth rate and revenue will be reduced.

Our growth strategy is dependent on our ability to sell existing education and training programs, products and services to new students, to open new markets and to develop and introduce new educational programs, products and services. If we are unable to expand our markets and products, our growth rate and revenue will be reduced. Market conditions and the level of customer interest may be different for our current products than for new products, and there can be no assurance that we will be able to compete favorably with, and obtain market acceptance for, any such new programs, products or services.

The current market price of our common stock significantly exceeds our book value per share and increases the risk that our market price per share may decline in the future.

The market price of our common stock was $9.50 per share at the close of business on October 30, 2006 and greatly exceeded our December 31, 2005 book value, which was a stockholders’ deficit of $40.8 million or $(3.90) book value per share deficit. Moreover, our stock price increased significantly in the fourth quarter of 2005. The lower book value per share compared to our market price per share and the recent significant increase in our market price increase the risk that our market price per share may decline in the future.

Our Chairman and Chief Executive Officer owns approximately 50% of our outstanding capital stock, which means that he has the ability to approve or disapprove any matter requiring stockholder approval or prevent a change of control in our Company.

Russell A. Whitney, our Chairman and Chief Executive Officer, owns approximately 50% of our outstanding capital stock. As such, Mr. Whitney can approve or disapprove any matter requiring the vote of our stockholders, including the election of directors. Mr. Whitney could, without other stockholders, vote to approve a transaction that may not be in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders. Moreover, Mr. Whitney’s stock ownership may prevent a third party from acquiring a controlling position in our common stock because in many instances, a third party desiring to purchase a controlling position in a public company is willing to pay a premium to the market price. Mr. Whitney’s stock ownership would likely prevent such an event from occurring.

Outside business interests of Mr. Whitney could result in conflicts of interests that could negatively impact investor interest in our Company.

Mr. Whitney has outside passive investment interests in real estate and owns a 25% interest in Gulfstream Development Corp., a construction company. In the past, Mr. Whitney owned residential real estate lots in Cape Coral, Florida, some of which were purchased by our students. From time to time, some of our students used Gulfstream to build residences upon lots which they have purchased from Mr. Whitney or others. These kinds of arrangements could create, or appear to create, conflicts of interest if our students purchased lots from Mr. Whitney or contracted with Gulfstream to construct residences on such lots. Any conflict of interest or appearance of a conflict of interest in connection with our arrangements with our students could negatively impact investor interest in our company and therefore our stock price and liquidity. We do not have any formal procedure for resolving any such conflicts of interest. See “Related Party Transactions” for a more detailed discussion of these potential conflicts of interest.

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

ITEM 2.                    PROPERTIES

The following chart summarizes our office locations (in thousands, except square footage).

Purpose	Location	Own/Lease	Approximate square footage	Lease expiration	Annual rental
Corporate headquarters	Cape Coral, FL	Own	40,734	—	—
Conference center	Monterey del Mar, Costa Rica	Own	7,000	—	—
European headquarters	London, England	Own	5,600	—	—
Existing EduTrades and telemarketing headquarters	Draper, UT	Lease	13,553	October 2007	$168
New EduTrades and telemarketing headquarters	Murray, UT	Lease	32,646	December 2012	392
Canadian headquarters	Ontario, Canada	Lease	1,200	April 2010	20
Training center	Salt Lake City, UT	Lease	6,783	September 2010	112
Training center	Cape Coral, FL	Lease(1)	2,200	month-to-month	23
Support facility	Cape Coral, FL	Lease(1)	9,000	June 2009	167
Training center	Cape Coral, FL	Lease(1)	4,802	June 2007	87
			123,518		$969

(1)             Related party lease.

We own the land and building of our executive offices at 1612 East Cape Coral Parkway, Cape Coral, Florida. Our executive office building is approximately 40,734 square feet in size and is situated on approximately 4.5 acres. We own an approximately 7,000 square foot conference and training center in Costa Rica, which we designed and built in 2002. We also own an approximately 5,600 square foot building on Bath Road, Chiswick, London, England which is our European headquarter offices and a training facility.

We lease 13,553 square feet of office space at 12244 South Business Park Drive, Suite 230, in Draper, Utah. The lease expires in October 2007 and is payable at the rate of $13,975 per month. To support our expanding business operations, we entered into a 72-month office lease in Murray, Utah. The lease is for 32,646 square feet. We intend to assign or sublease our existing space in Draper, Utah. We will receive a credit on our lease in Murray, Utah, prior to any assignment or sublease of the Draper, Utah lease.

Our Canadian subsidiary leases approximately 1,200 square feet of office space at 3780-14th Avenue, Unit 20, Ontario, Canada. The lease expires in April 2010 and is payable at rates increasing from $1,081 to $1,654 per month over the term of the lease.

We lease approximately 6,783 square feet of office space at 2 South 400 West in Salt Lake City, Utah. The lease expires in 2010 and is payable at the rate of $9,327 per month. The facilities are being used as a training center.

Related party leases

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway (“1611 Cape Coral Parkway”), approximately 9,000 square feet of space at 1625 East Cape Coral Parkway (“1625 Cape Coral Parkway”) which is used for offices and shipping, and 4,802 square feet at 1630 SE 47th Terrace which we use as a training facility and for storage, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chief Executive Officer, and his wife, Ingrid Whitney. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $13,913 and $7,238 respectively. We are on a month-to-month basis with respect to the 1611 Cape Coral Parkway lease that expired in March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

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

ITEM 4.                    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on NASD’s Over-the-Counter Bulletin Board under the trading symbol “RUSS” since August 1998.  The high and low closing prices of our common stock for the last two years, by calendar quarter, are set forth below.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High closing price	Low closing price

Year ended December 31, 2005
Fourth Quarter	$9.75	$4.55
Third Quarter	$5.00	$2.82
Second Quarter	$3.40	$1.20
First Quarter	$2.38	$1.10

Year ended December 31, 2004	$4.00	$1.90
Fourth Quarter	$4.65	$3.25
Third Quarter	$4.90	$3.95
Second Quarter	$5.05	$4.20
First Quarter

As of November 7, 2006, we had approximately 500 record and beneficial stockholders.

DIVIDEND POLICY

During our two most recent fiscal years we paid a special $1.00 per share dividend to holders of record, on September 15, 2006, and paid on October 2, 2006, of our common stock. However, we do not have any plans to pay dividends in the future.

CAPITALIZATION

The following table sets forth our cash, cash equivalents and restricted cash and our consolidated capitalization at June 30, 2006 and December 31, 2005. You should read this data in conjunction with the Consolidated Financial Statements and notes to the Consolidated Financial Statements contained elsewhere in this prospectus (in thousands, except share amounts).

December 31, 2005
(restated)
Cash, cash equivalents and restricted cash	$38,650
Total long term debt	$3,374
Stockholders’ deficit:
Common stock, no par value, 25,000,000 shares authorized, 11,025,516 and 10,455,910(1) issued and outstanding, respectively	$10,593
Paid in capital	449
Foreign currency translation adjustment	(650)
Accumulated deficit	(50,878)
Total stockholders’ deficit	$(40,486)
Total capitalization	$(37,112)

(1)             Excludes 1,415,000 shares of common stock issuable on the exercise of outstanding stock options, 570,350 shares of outstanding nonvested common stock options, 153,575 shares of common stock reserved for future issuance under the 1998 Stock Option Plan, 200,000 warrants issued in 2004, 875,000 shares of common stock underlying common stock purchase warrants in connection with the Offering, and the unit purchase warrant issued to our placement agent for 300,000 shares of common stock and 150,000 unit warrants. An additional 625,000 shares of common stock underlying common stock purchase warrants will be personally provided by our Chairman and Chief Executive Officer.

Recent Sales of Unregistered Securities.

During the last three years, the Registrant has not sold any securities which were not registered under the Securities Act, except:

(i)                                     In October 2003, the Registrant issued 200,000 shares to the principals of SpeakTek, Inc. to acquire all of its outstanding common stock.

(ii)                                  In December 2005, the Registrant issued 1,750,000 shares and 875,000 warrants and Russell A. Whitney, its Chief Executive Officer, issued 1,250,000 shares and 625,000 warrants to the 17 accredited investors whose names and securities amounts are listed in the prospectus under “Selling Stockholders.” The securities were issued in units consisting of one share and one-half warrant for $4.50 per unit. The Registrant also issued a unit purchase warrant to Noble International Investments, Inc. to purchase up to 300,000 units at $4.50 per unit as part of its compensation for acting as the Registrant’s placement agent in the offering, each unit consisting of one share of common stock and one warrant to purchase one half share of common stock.

(iii)                               In September 2006, we received $5,395,851 of cash proceeds from holders who exercised the following outstanding warrants and stock options:

Form of security	Description	Number of holders	Number of common shares	Exercise price per share	Proceeds
Warrants	PIPE warrants	11	859,743	$6.00	$4,915,602
Options	1998 Stock Option Plan	4	217,900	$1.81 to $5.60	480,249
Total		16	1,077,643		$5,395,851

Included in the above proceeds are warrants issued by the our Chairman and Chief Executive Officer exercised by three holders totaling 375,000 shares of common stock with proceeds amounting to $2,250,000. These proceeds were issued to the Chairman and Chief Executive Officer in October 2006.

We paid no incremental placement fees in connection with the warrants or options. We expect to use the cash proceeds from warrant and option exercises for working capital purposes.

We offered and sold the warrants without registration under the Securities Act of 1933 to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D there under. The warrants and any shares issuable upon exercise may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the warrants issued, and will be placed on the shares issuable upon exercise of the warrants, unless registered under the Securities Act prior to issuance.

(iv)                              From time to time, the Registrant issues stock options under its 1998 Stock Option Plan and shares issuable upon exercise of these stock options.

With respect to common stock issued under paragraph (i) and (ii) above, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated there under. No advertising or general solicitation was employed in offering the securities. The securities were restricted pursuant to legend printed on each certificate. The purchasers were all accredited investors, capable of analyzing the merits and risks of the investment, who acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and understood the speculative nature of the investment.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information as of and for the five year period ended December 31, 2005. The data for the five years are derived from our audited Consolidated Financial Statements, which appear elsewhere in this prospectus. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

All financial information, except per share data, is expressed in thousands.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
Statement of Operations data:
Revenue	$163,107	$136,259	$89,805	$51,178	$41,274
Earnings (loss) from operations	$(9,161)	$(32,845)	$(7,476)	$(2,486)	$979
Net earnings (loss)	$3,850	$(31,963)	$(7,325)	$(2,216)	$1,232
Diluted earnings (loss) per share	$0.41	$(3.72)	$(0.89)	$(0.28)	$(0.16)
Statement of Cash Flows data:
Cash provided by operations	$17,022	$600	$10,732	$7,873	$5,290
Cash provided by (used in) investing activities	$8,640	$(10,604)	$(7,732)	$(4,907)	$(829)
Cash provided by (used in) financing activities	$3,015	$1,387	$599	$367	$(875)
Increase (decrease) in cash and cash equivalents	$28,577	$(8,562)	$3,008	$3,333	$3,585

Other operating data:

As used in the following operating data and our reconciliation, EBITDA means net earnings (loss) before income taxes plus interest expense, depreciation and amortization expense, as well as the stock portion of the gift to the estate of the former President, interest and nonoperating income, stock based compensation, minority interest and equity earnings in related parties and gain from the sale of assets, interest and nonoperating income, minority interest and equity earnings in related parties. We refer to “Adjusted EBITDA” to mean EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement under generally accepted accounting principles.

We use Adjusted EBITDA as a key measure in evaluating our operations and decision-making. We feel it is useful measure in determining our performance since it takes into account the change in deferred revenue and deferred course expenses in combination with our operating expenses. We reference Adjusted EBITDA frequently since it provides supplemental information that facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance in our industry. We plan and forecast our business using Adjusted EBITDA, with comparisons of actual to planned and forecasted Adjusted EBITDA. In addition, we provide Adjusted EBITDA because we believe investors and security analysts find Adjusted EBITDA to be a useful measure for evaluating our performance.

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, the student has received the course content in an electronic format, or the contract expires, at which time the revenue is deemed earned. Thus, reporting under generally accepted accounting principles in the United States of America (U.S. GAAP) creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our Consolidated Statement of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason we believe Adjusted EBITDA is an important non U.S. GAAP financial measure.

Adjusted EBITDA should not be considered as an alternative to net earnings (loss), cash flows provided by operations, investing or financing activities or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity. Items excluded from Adjusted EBITDA are significant components in understanding our financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similar titled measures of performance from other companies.

All financial information is expressed in thousands.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
Net earnings (loss)	$3,850	$(31,963)	$(7,325)	$(2,216)	$1,232
Other income	(1,801)	(892)	(154)	(81)	(357)
Interest expense (income), net	28	499	3	(86)	104
Income tax benefit	(6,798)
Depreciation and amortization	1,856	1,610	950	598	293
Minority interest and equity earnings	2,138	(182)		(102)
Gain on sale of assets	(6,579)	(305)
EBITDA	(7,306)	(31,233)	(6,526)	(1,887)	1,272
Net change in deferred revenue	33,288	27,828	19,468	11,581	2,196
Net change in deferred course costs	(2,602)	(3,546)	(3,339)	(1,791)	(578)
Adjusted EBITDA	$23,380	$(6,951)	$9,603	$7,903	$2,890

All financial information, except per share amounts, is expressed in thousands.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
Cash received from course and product sales	$196,395	$164,087	$109,273	$62,759	$43,470
Less: Net change in deferred revenue	(33,288)	(27,828)	(19,468)	(11,581)	(2,196)
Revenue for financial reporting purposes	$163,107	$136,259	$89,805	$51,178	$41,274

Consolidated Balance Sheet data:

	December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
Total asset	$102,203	$60,028	$55,552	$28,272	$16,128
Long term debt	$3,374	$12,312	$10,953	$1,650	$700
Stockholders’ deficit	$(40,486)	$(51,560)	$(19,930)	$(12,865)	$(11,698)
Book value per share deficit	$(3.87)	$(5.98)	$(2.33)	$(1.59)	$(1.48)
Shares outstanding	10,456	8,618	8,548	8,097	7,878

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in this prospectus. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this prospectus.

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

—                                   Private label brands:

•                  M2 Advantage®

•                  RE Success System

•                  For financial investment workshops and introductory courses:

—                                   Teach Me to Trade®

—                                   Star Trader®

—                                   Options Success™

—                                   Private label brand:

•                  Stock Success System™

•                  Our umbrella brand for advanced courses:

—                                   Wealth Intelligence Academy®

The advanced courses of study under the Wealth Intelligence Academy® brand include:

•	Millionaire U™ Real Estate Training
•	Wholesale buying
•	Foreclosure training
•	Lease option
•	Property management and cash flow
•	Keys to creative real estate financing
•	Asset protection & tax relief
•	Mentor field training
•	Discount notes and mortgages
•	Manufactured mobile homes and recreational vehicle parks
•	Rehabbing for profit
•	Tax liens and deeds
•	Commercial real estate investing
•	Domestic and international land investment and development
•	Master Trader™	— practical advanced technical analysis
•	The Trading P.I.T.™	— hedging techniques
•	The Advanced P.I.T.™	— spread strategies
•	H.I.T.S.™	— single stock futures and ETFs
•	The Trading Room™	— practical trading structures and routines

•	Advanced Covered Calls	— strategies to use options to improve cash flow and hedge risk
•	Advanced Technical Analysis

                We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Conferences

We enter into strategic alliances with promoters that market products and services to potential students.

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

Our international presence in the United Kingdom and Canada represents approximately 7.2% of revenue in 2005 which is below the approximate 10.8% of revenue in 2004. We intend to review our entire international strategy during the upcoming year. The review is taking place so that we can assess whether market conditions support a further investment of resources in the international market and conversely, if we should consider exiting the international market.

The review will consist of:

•                  Assessing the current state, outlook and trends for the postsecondary education market with an emphasis in real estate and financial markets education for the individual investor

•                  Dimensionalizing the market potential and our business model

•                  Supporting our brand positioning, our competitive strengths and overall business case to warrant investment outside North America, through:

—                                   Clarifying the positioning of the respective brands in our portfolio

—                                   Identifying core competencies

—                                   Articulating competitive advantages and weaknesses

—                                   Benchmarking operating metrics to industry norms and selected competitors

—                                   Evaluating our financial capabilities and opportunities

—                                   Reviewing other points of differentiation

•                  Articulating our international five year strategic, development and economic plan

•                  Prioritizing our initiatives over the near term and developing a near term tactical plan

Over the past five years, revenue grew at a compounded annual rate of 37.7%. Our operating expenses grew at a 32.7% compounded annual growth rate during the same period. Through continued leveraging of our fixed costs, improving our overall marketing efficiency and course delivery, and prudently increasing our prices, we endeavor to grow revenue at a faster rate than the growth of operating expenses.

Our unaudited operating results are expressed as a percentage of revenue below:

Our operating results are expressed as a percentage of revenue below:

	Years ended December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct course expenses	58.1	67.3	57.8	50.5	48.8
Advertising and sales expense	30.6	36.4	33.5	27.2	28.0
General and administrative expense	17.0	20.3	17.1	27.1	20.8
	105.7	124.1	108.3	104.9	97.6

Earnings (loss) from operations	(5.7)	(24.1)	(8.3)	(4.9)	2.4
Other income (expense):
Other income	1.1	0.7	0.2	0.1
Interest (expense) income, net	(0.0)	(0.4)	(0.0)	0.2	0.6
Equity earnings from related parties	(0.1)	0.1		0.2
Gain on sale of assets	4.0	0.2
	5.0	0.6	0.2	0.5	0.6
Earnings (loss) before income taxes	(0.7)	(23.5)	(8.2)	(4.3)	3.0
Income tax benefit	4.2
Minority interest	(1.2)
Net earnings (loss)	2.3%	(23.5)%	(8.2)%	(4.3)%	3.0%

Our cost structure is particularly sensitive to increasing television advertising and production costs and travel related expenses. However, a very meaningful part of our cost structure is variable in nature, such as instructor related costs which are primarily a function of sales realized.

We obtain the majority of our students through introductory workshops. These introductory workshops are established in various metropolitan areas in the United States, the United Kingdom and Canada. Prior to the actual workshop, we expend a significant amount of money in the form of advertising through various media channels. The following table represents the expense categories and as a percentage of the total, respectively, that comprise advertising and sales expense for the three years in the period ended December 31, 2005 (in thousands):

	Years ended December 31,
Expense category	2005		2004		2003
	(restated)		(restated)		(restated)
Television expense	$33,179	66.6%	$31,659	63.7%	$19,974	66.4%
Direct mail expense	5,041	10.1	6,938	14.0	3,895	12.9
Newspaper expense	3,345	6.7	3,030	6.1	1,202	4.0
Internet expense	10	0.0	466	1.0
Radio expense			860	1.7	146	0.5
Other					1,278	4.2
Media spending	$41,575	83.4	$42,953	86.5	$26,495	88.0
Direct sales commissions	8,264	16.6	6,711	13.5	3,597	12.0
Advertising and sales expense	$49,839	100.0%	$49,664	100.0%	$30,092	100.0%

Direct sales commissions represented the largest percentage increase in advertising and sales expense. In 2005 and 2004, direct sales commissions increased 23.1% and 86.6%, respectively, over the year earlier comparable period. Our outreach programs revenue increased by 70.4% and 121.7% in 2005 and 2004, respectively, over the prior year.

Our advertising and sales expense represented approximately 30.6% of our revenue in 2005. Overall advertising and sales expense over the past five years increased at a 32.5% compound annual growth rate, 5.2 percentage points below revenue’s compound annual growth rate of 37.7%.

Approximately 22.4% of those students attending the introductory workshops purchase one or more of our courses. For advanced courses the student pays the tuition at the time of registering for the course or program. As reflected in the following chart, cash sales from course and product sales differ from the revenue reported for financial statement purposes (in thousands).

	Years ended December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
Cash received from course and product sales	$196,395	$164,087	$109,273	$62,759	$43,470
Less: Net change in deferred revenue	(33,288)	(27,828)	(19,468)	(11,581)	(2,196)
Revenue for financial reporting purposes	$163,107	$136,259	$89,805	$51,178	$41,274

Due to the timing differences between cash collection and the time at which our students actually take the course, we have historically recorded a substantial amount of deferred revenue. Deferred revenue at the end of each year may result in reported revenues in subsequent years. As reflected in the table below, our deferred revenue as a percentage of total revenue has ranged from 60% to 72% range since 2001 (in thousands).

	Years ended December 31,
	2005	2004	2003	2002	2001
	(restated)	(restated)	(restated)	(restated)	(restated)
Deferred revenue	$117,001	$83,713	$55,885	$36,417	$24,836
Revenue for financial reporting purposes	163,107	136,259	89,805	51,178	41,274
Deferred as a percentage of revenue	71.7%	61.4%	62.2%	71.2%	60.2%

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, the student received the course content in an electronic format, or the contract expires, at which time the revenue is deemed earned. Thus, reporting under generally accepted accounting principles in the United States of America creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our consolidated income statement. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason, we believe Adjusted EBITDA is an important nongenerally accepted accounting principles operating metric.

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

Approximately 67% of all equity investors are between the ages of 35 and 64, with a median and mean age of 51 years of age, the peak earning and investing years, according to the Securities Industry Association/Investment Company Institute survey. According to the U.S. Census Bureau and the same survey, of the 91.1 million individuals, or approximately one-third of all individuals in the U.S., individuals who own equities, the median household income is $65,000, the median financial household assets are $125,000, 70% are married, 56% are college graduates and 70% are employed.

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

•                  Allowing the market to isolate and judge the performance of EduTrades, Inc., making it easier to value;

•                  Shares in EduTrades can be used for strategic acquisitions;

•                  Presenting an opportunity to provide stock options to attract and reward EduTrades employees;

•                  Allowing most of EduTrades’ senior management team to focus exclusively on the financial markets education sector; and

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

Voting Agreement:

Commencing on the date of the consummation of EduTrades initial public offering and for a period of five years thereafter, we agreed that the voting securities we own or hereafter acquire in EduTrades would vote by a majority vote of the independent directors serving on our Board of Directors with respect to any vote submitted to our shareholders at any annual or special shareholders’ meeting. In the event there are no independent directors serving on our Board at the time of any such meeting during the five year term of the agreement, we agreed that the voting securities we now own or hereafter acquired in EduTrades will be voted by the remaining directors serving on the our Board at any such meeting in the same manner as the majority of the voting securities not owned by us are voted at the shareholders’ meeting.

EduTrades has been operated by us since we started the financial markets education in 2002. We do not expect a significant disruption to our day to day operations of the business as a result of EduTrades’ public offering. However, additional staff is being added to support the administrative needs of EduTrades as a public company.

EduTrades contributed approximately 22.1%, 23.5% and 16.2% of our revenue for 2005, 2004 and 2003, respectively.

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

Costa Rica Investment

Our total investment, including initial and working capital advances, in Costa Rica as of June 30, 2006, December 31, 2005 and 2004, amounted to $2.2 million (unaudited), $2.1 million and $1.8 million, respectively, representing a:

•                  30% equity interest in a company, Rancho Monterey, S.A., that owns approximately 350 acres of undeveloped land on the Pacific coast;

•                  20% equity interest in a company, Monterey del Mar, S.A. that owns an ocean front hotel on the Pacific coast of Costa Rica;

•                  8% equity interest in a company, Monterey del Este, S.A. organized to develop unimproved land in Costa Rica consisting of approximately 425 acres contiguous to our investment in Rancho Monterey, S.A.

Included in these amounts are working capital advances of $1.5 million (unaudited), $1.4 million and $1.1 million as of June 30, 2006, December 31, 2005 and 2004, respectively.

For the year ended December 31, 2005, 2004 and 2003, under the equity method of accounting, we reflected our share of the (loss) earnings in the amounts of $(0.2) million, $0.2 million and nil, respectively.

Not included above is the land, building and fixtures with respect to a 7,000 square foot conference center we own in Monterey del Mar, Costa Rica. Our historical cost and related accumulated depreciation are reflected in our Consolidated Balance Sheets under the caption “property and equipment”.

It is our intention to divest our interests in Costa Rica at the appropriate time.

Southwest Florida Investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida. We do not intend to keep our interest as a long term holding and will divest this investment at the appropriate time. The investment entity has no ongoing activity other than minimal costs of carrying the land. Under the equity method of accounting, we record our share of these costs which were less than $0.1 million in 2005 and nil in 2004. For the three months and six months ended June 30, 2006 and 2005, our share of costs were nil and nil (unaudited), respectively.

Critical Accounting Policies

Revenue recognition policy

We are engaged primarily in the business of providing real estate and financial education to individual investors through courses of study as well as educational materials. We offer our students multiple course packages. Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue when it is received. Revenue is earned when the student attends the course, or the likelihood of attendance is deemed remote.

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

With respect to our EduTrades division and the United Kingdom, we expect to have sufficient data to apply course breakage by the end of 2006. Accordingly, we anticipate reflecting course breakage as contemplated above in the quarter ending December 31, 2006, for the courses sold as of the beginning of the first quarter of 2003 through the end of the fourth quarter of 2005 which remain expired and unattended. We expect to recognize between approximately $18 million and $22 million of deferred revenue in the fourth quarter of 2006 from initial application of the course breakage related to the period prior to January 1, 2006 to our EduTrades division and United Kingdom businesses.

Teleconferencing and subscription services

As required by Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and the SEC’s Staff Accounting Bulletin No. 104, our teleconferencing product and service offering is an arrangement with multiple deliverables. The delivered items should be considered a separate unit of accounting if all of the following criteria are met:

•                  The delivered item(s) has value to the customer on a standalone basis. That item(s) has value on a standalone basis if it is sold separately by any vendor or the customer could resell the delivered item(s) on a standalone basis. In the context of a customer’s ability to resell the delivered item(s), the Task Force observed that this criterion does not require the existence of an observable market for that deliverable(s).

•                  There is objective and reliable evidence of the fair value of the undelivered item(s).

•                  If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

We determined the criteria detailed above have been met:

•                  The product and the service have value to the student on a standalone basis.

•                  The product can be and is sold separately.

•                  As discussed below, we feel there is objective and reliable evidence to determine the value of the product.

•                  Lastly, there are no general rights of return for the teleconferencing offering.

We recognized as revenue the product portion of the deliverable at point of purchase, and amortize the service component over the life of the package.

From a balance sheet perspective, the liability which we designate as “deferred revenue,” will increase as cash receipts are collected in advance and the classes to which they pertain have not yet taken place or the students have not attended. When there are more courses attended, as compared to the amount of new course sales, our deferred revenue will decrease and therefore increase our earnings. Furthermore, since we receive cash in advance of providing the courses, we need to retain sufficient cash to pay final course costs.

Advertising and sales expense and prepaid advertising

Advertising costs and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred expenses

Certain direct course expenses are deferred until such time the course is conducted and the related revenue is earned.

Historically, the amount of cash received from course and product sales is directly related to the amount of advertising and direct sales expenses incurred. The cash received from advanced course sales can be deferred to over three years after the advertising and sales expenses are incurred. Our Statement of Operations can show increased losses, or reduced net earnings, in periods in which course registration and cash receipts are growing at a fast rate.

2005 compared to 2004

Revenue

Our revenue for the year ended December 31, 2005 amounted to $163.1 million, an increase of 19.7% over revenue of $136.3 million in 2004. The increase was driven by expanded advance course offerings and attendees per event, offset by a decrease in the revenue generated from introductory courses, as reflected in the following chart (in thousands):

	Years ended December 31,
	2005	2004	% change
	(restated)	(restated)
Cash received from course and product sales:
Three day sessions	$25,017	34,202	(26.9)%
Advanced courses	112,008	91,855	21.9
Outreach programs	40,415	23,723	70.4
Products sales	12,317	8,828	39.5
Other	6,638	5,479	21.2
Total cash received from course and product sales	196,395	164,087	19.7
Less: Net change in deferred revenue	(33,288)	(27,828)	(19.6)
Revenue for financial reporting purposes	$163,107	$136,259	19.7%

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Years ended December 31,		%
	2005	2004	Change
Number of courses
Free introductory workshops	4,744	4,826	-1.7%
Three day sessions	992	915	8.4
Advanced live courses	582	537	8.4
Advanced electronic courses	162	25	548.0
	6,480	6,303	2.8%
Number of students
Three day sessions	53,742	30,280	77.5
Advanced live courses	21,662	19,978	8.4
Advanced electronic courses	9,832	741	1,226.9
	85,236	50,999	67.1%
Average students per paid course
Three day sessions	54.2	33.1	63.7%
Advanced live courses	37.2	37.2	—
	47.9	34.6	38.4%

We decided to reduce the tuition prices at our introductory courses to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. Our blended average tuition level per student for an introductory course declined 63.9%, while the number of students taking the introductory courses increased 77.5%.

Our weighted average tuition for advanced courses fell slightly by 3.8% reflecting a shift in course mix, while the number of students enrolled increased by 8.4%.

Our financial markets education division’s cash received from courses and product sales grew 72.3% over 2004, to $78.3 million, while the domestic real estate division increased 9.1% to $108.1 million. International saw a 32.1% decline in 2005 to $10.1 million.

On a brand level, all domestic brands had strong performance over 2004. Leading the way was Star Trader® with a 214% increase in cash received from course and product sales over 2004, followed by Teach Me To Trade® with a 38.8% increase, while our most mature brands, Building Wealth™ grew at 15.5% and Cash Flow Generator® at 10.8%, rounding out our major brands.

Revenue recognized from course breakage was $16.2 million in 2005, compared to $18.1 million in 2004, a decrease of $1.9 million. Revenue from course breakage was 10.0% and 13.3% of total revenue for 2005 and 2004, respectively.

We expanded our options for course delivery towards our goal of providing our students with multiple channels of accessing our course content and minimizing the number of expired contracts. We increased the number of courses offered on DVD, the opportunities to take courses via the Internet, and have expanded our live presentations within the United States. We have also implemented outreach notifications by email and the U.S. mail as courses near expiration.

Expenses

Certain expenses were misclassified in 2004 and 2003. Similar expense items are now classified within the same Statement of Operations statement line item for all periods presented. Reclassifications were required in prior period line item expense categories and the timing of accruals necessary for comparability to the current period’s presentation. The need for reclassifications is a result of the lack of sufficient and qualified personnel over the accounting and reporting function. As qualified people were brought into the organization, consideration was given to the presentation of the particular line items. It was determined the reclassification would better demonstrate the activities of our business.

“Efficiencies” as used in Management’s Discussion and Analysis refer to a reduction in costs as a percentage of revenue resulting from cost control measures implemented in late 2004 that were realized in 2005, leveraging of revenue increases without corresponding increases in costs, an increase in the average number of students per course, our ability to deliver more courses electronically and general economies of scale resulting from substantial sales growth. Regarding future efficiency gains, they are not expected to be as significant due to the impact of the cost control measures in 2005 which are largely nonrecurring in nature.

Direct course expenses

Direct course expenses relate to our free, introductory and advanced courses and consist of instructor fees, commissions, facility costs, salaries associated with our field travel team coordinators and related travel expenses.

In 2005, direct course expenses increased $3.0 million to $94.8 million, or 3.3% from $91.8 million in 2004. As a percentage of revenue, direct course expenses decreased from 67.3% of revenue in 2004 to 58.1% in 2005. The components of this 9.2 percentage point (pp) reduction include:

	Margin change 2005 vs. 2004
Efficiency gains in course delivery	5.0	pp
Reduced effective sales commissions rate	2.3
Event administration	2.9
Other direct course expenses	(1.0)
Improved direct course expense margins	9.2	pp

The effective sales commission rate is indicative of the increase in the average number of students attending our three day sessions and free introductory workshops. The improvement in course delivery and event management is the result of cost control measures implemented in the fourth quarter of 2004 that were realized throughout 2005 along with our ability to leverage revenue increases without corresponding increases in costs.

Direct course expense efficiencies in 2006, are not expected at the same level as achieved in 2005, due to the nonrecurring nature of the benefit of the cost control measures realized in 2005.

Advertising and sales expense

Advertising expense consists of purchased media and sales expenses consist of sales commissions to our sales force supporting our student recruitment.

Advertising and sales expense for 2005 amounted to $49.8 million, an increase of 0.4% or $0.1 million compared to $49.7 million in 2004. Advertising and sales expense in 2005 was 30.6% of revenue, as compared to 36.4% of revenue for 2004. The following chart illustrates the 5.8 percentage point margin improvement:

	Margin change 2005 vs. 2004
Improved response from television	2.8	pp
Improved response from direct mail	2.0
Other media efficiencies	1.2
Increase in sales commissions rates	(0.2)
	5.8	pp

Approximately 80% of all advertising is through television commercials and infomercials, with the balance consisting of direct mail and newspaper advertisement.

Our media spending in television increased 6.1 percentage points in 2005 when compared to the same period in 2004. The following table illustrates our media spending mix.

	Years ended December 31,
	2005	2004
Television	79.8%	73.7%
Direct mail	12.1	16.2
Newspaper	8.1	7.1
Other	—	3.0
	100.0%	100.0%

The number of prospective students registering for our events increased 15.6% over 2004, and yet our advertising expenditures in 2005 on a dollar basis was essentially flat compared to 2004. Many improvements with respect to media purchases and scheduling were realized in 2005. We also benefited from our cost per television placement, which decreased by 4.0% in 2005 compared to 2004.

While continued improvement is expected into the future, efficiency gains are not expected to be realized at the same levels realized in 2005, due in part to the nonrecurring nature of both cost control benefits and changes to our media purchasing and scheduling practices that were realized in 2005.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expenses, and travel for the corporate staff.

General and administrative expenses were $27.7 million in 2005 and 2004. As a percentage of revenue, general and administrative expenses decreased from 20.3% of revenues in 2004, to 17.0% in 2005, due primarily to cost control measures initiated in the fourth quarter of 2004 and realized throughout 2005, and our ability to leverage the increase in revenue without a corresponding increase in overhead.

Primary contributors to the 3.3 percentage point (pp) reduction in general and administrative costs include:

	Margin change 2005 vs. 2004
Reduced headcount	1.2	pp
Lowered professional fees	0.4
Reduced other general and administrative expenses, net	1.7
	3.3	pp

We expect to continue benefiting from overhead leverage, however not at the same levels realized in 2005 due in part to the nonrecurring nature of the cost control benefits realized in 2005. Moreover, we continue to invest in our infrastructure to support the continued growth. Staff increases of approximately 75 employees worldwide, additional research and development of new education courses and support necessary to further expand our geographical penetration within the United States will all require increased resources in 2006.

Earnings (loss) from operations

We incurred a loss from operations of $9.2 million in 2005, compared to a loss from operations of $32.8 million in 2004. Our increase in revenues combined with the marketing efficiencies, reduced sales costs and reduced general and administrative expenses described above were the primary contributing factors to this year over year improvement. Loss from operations in 2005 was 5.7% of revenues as compared to a loss from operations of 24.1% of revenues in 2004.

Other income (expense)

Other income (expense) was $8.2 million in 2005, a $7.3 million increase over the $0.9 million for 2004, primarily due to an increase in gain on sale of assets of $6.6 million. The increase in gain on sale of assets was primarily due to a pretax gain of $5.6 million ($3.5 million after minority interest expense) realized on the sale of an office building in Orlando, Florida.

Other nonoperating income increased by $0.9 million to $1.8 million. Other income for 2005 includes $1.2 million in insurance proceeds from a business interruption claim arising from the impact of Hurricane Charley in 2004.

Interest expense (net of interest income) decreased from $0.5 million in 2004 to nil million in 2005 as interest income resulting from the increase in cash and cash equivalents balance offset interest expense from the reduction in long term debt.

Equity loss for our related parties investment in Costa Rica amounted to $0.2 million compared to $0.2 million in equity earnings in 2004.

Income tax benefit

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $11.3 million which resulted in a net tax benefit of $6.8 million being recorded in our Consolidated Statement of Operations.

In arriving at the conclusion that it is more likely than not that we would realize our deferred tax assets, we reversed our valuation allowance resulting in a tax benefit for 2005. We prepared a ten year earnings model with key operating assumptions, along with a detailed economic model by business unit and by brand for 2006. We compared these models to historical trends by business unit and by brand, along with detailed operating assumptions by brand to arrive at this conclusion.

Overall key operating growth assumptions were conservatively determined—at a discount when compared to current trends. Operating margin assumptions were based on historical trends. No additional income from gain on sales was assumed.

Our current trend further supports the reversal of a portion of the valuation allowance. The Company recorded approximately $8 million in taxable income for the year ended 2005 and made a payment of approximately $0.2 million representing our Alternative Minimum Tax for 2005. Moreover, results in the first quarter of 2006 show cash received on course and products sales increased approximately 20.4% over the same period in 2005, further supporting our projections.

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

Management does not feel an additional tax asset has been created as a result of the restatement. As discussed in Note 11—Income taxes in Notes to Consolidated Financial Statements. Additionally, the restatement does not affect any previously filed tax returns.

Net earnings (loss)

Net earnings in 2005 amounted to $3.9 million, a $35.9 million improvement over 2004’s $32.0 million net loss. Improved revenue growth, operating and overhead cost controls, sale of assets, gain on sale of noncore investments, along with the recognition of a deferred tax asset contributed to the improved 2005 results.

Liquidity and capital resources at December 31, 2005

In December 2005, we closed a private placement of 3,000,000 units of our securities, each unit consisting of one share of common stock at $4.50 per share and one-half common stock purchase warrant to purchase an additional share at $6.00 per share. The securities are being registered for sale pursuant to this prospectus. Russell A. Whitney, our Chief Executive Officer, sold 1,250,000 of the units and we sold the remaining 1,750,000 units. The private placement generated net proceeds to us of approximately $7.2 million after offering costs.

Our capital requirements consist primarily of working capital, capital expenditures and acquisitions. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. Cash increased by $28.6 million in 2005 to $33.2 million, compared to a decrease of $8.6 million in 2004. Cash generation from tuition, proceeds from the sale of noncore investments and the sale of common stock were the primary reasons for the $37.2 million year over year improvement, with respect to cash generation.

Cash provided by operations was $17.0 million versus $0.6 million provided by operations in 2004. The increase is primarily attributable to better operating margins as previously discussed as well as cash collections on courses and products, evidenced by the increase in deferred revenue of $33.3 million, offset by an increase in deferred course expenses of $2.6 million.

Cash provided by investing activities was $8.6 million in 2005, as compared to a usage of $10.6 million for the same period last year. The increase is primarily due to the sale of real estate investments resulting in cash proceeds of $9.8 million in 2005. In 2004, we purchased $9.7 million in property and equipment and invested $1.5 million in noncore investments, as compared to $0.7 million in property and equipment purchases in 2005. We will deploy excess capital to invest in property and equipment in future periods for expansion, computer and software upgrades and geographic expansion. We will continue to pursue other opportunistic, strategic acquisitions.

Cash provided by financing activities amounted to $3.0 million in 2005. Nearly $12.3 million in cash was received from the sale of stock in December 2005, comprised of approximately $7.2 million net proceeds to the Company and $5.1 million from shares sold by our Chairman and Chief Executive Officer that was subsequently paid in January 2006. Offsetting this was $9.0 million in payments of long term debt, principally from the proceeds of the SCB Building sale. As we continue to generate cash flow from operations, we may consider some additional reduction of long term debt as a financing option.

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

As a result of significant and growing deferred revenue balance, our working capital deficit will continue to grow. We intend to continue to use working capital for operating purposes. We intend to establish a credit facility to support our growth strategy. At the current time, we have started very preliminary discussions with a few financial institutions. From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

As of December 31, 2005 we have long term debt of $3.4 million, consisting of notes payable secured by certain assets that include real estate in the United Kingdom and our corporate airplane. The future loan payments, along with commitments under noncancelable operating leases, are set forth in the table below (in thousands):

	Debt	Operating Lease Commitments	Total
2006	$462	$748	$1,210
2007	444	446	890
2008	377	186	563
2009	307	192	499
2010	310	137	447
Thereafter	1,474	—	1,474
	$3,374	$1,709	$5,083

Additionally, in December 2005 we entered into a commitment for a new computer software package. The total commitment of approximately $2.5 million includes installation, training and support services.

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

2004 compared to 2003

Revenue

Revenue for the year ended December 31, 2004 was $136.3 million, an increase of $46.5 million or 51.7%, compared to revenue of $89.8 million in 2003. There was significant growth in all segments of the business. Within the real estate segment, the Cash Flow Generator® brand, which was introduced in 2003, had revenue of $22.5 million in 2004. Revenue in the financial markets in 2004 was $32.1 million, an increase of 120.6% versus 2003 revenue of $14.5 million. Financial markets segment revenue has grown from 16.2% of total revenue in 2003 to 23.5% of total revenue in 2004.

Revenue recognized from course breakage was $19.0 million in 2003, compared to $18.1 million in 2004, a decrease of $0.9 million. Revenue from course breakage was 13.3% and 21.1% of total revenue for the 2004 and 2003, respectively.

In addition to an increase in the number of courses held, in November 2004, we raised the price of our courses an average of 10.2%. It was the first price increase in our courses for over two years.

Expenses

Certain expenses were misclassified in 2004 and 2003. Similar expense items are now classified within the same Statements of Operations line item for all periods presented. Reclassifications were required in prior period line item expense categories and the timing of accruals necessary for comparability to the current period’s presentation. The need for reclassifications is a result of the lack of sufficient and qualified personnel over the accounting and reporting function. As qualified people were brought into the organization, consideration was given to the presentation of the particular line items. It was determined the reclassification would better demonstrate the activities of our business.

“Efficiencies” as used in Management’s Discussion and Analysis refer to a reduction in costs as a percentage of revenue resulting from cost control measures implemented in late 2004, leveraging of revenue increases without corresponding increases in costs, an increase in the average number of students per course, our ability to deliver more courses electronically and general economies of scale resulting from substantial sales growth.

Direct course expenses

Direct course expenses were $91.8 million for the year ended December 31, 2004, an increase of $39.9 million or 76.9% compared to $51.9 million in 2003. Direct course expenses as a percent of revenue were 67.3% for 2004 versus 57.8% for 2003. The overall increase in direct course expenses is primarily attributable to the increase in number of courses held which were 2,468 in 2004 compared to 2,132 in 2003.

The primary components of the 9.5 percentage point (pp) increase in direct course expenses are:

	Margin change 2004 vs. 2003
Speaker fees and commissions	4.4	pp
Introductory course delivery	5.2
Coaching and mentoring	1.9
Event production and travel	2.7
Product cost	(3.5)
Other direct course expenses	(1.2)
	9.5	pp

Advertising and sales expenses

Advertising and sales expense, of which advertising represents approximately 86% of the expense for the year ended December 31, 2004, were $49.7 million, an increase of $19.6 million or 65.0%, compared to $30.1 million in 2003. As a percentage of revenue, advertising and sales expenses were 36.4% and 33.5%, respectively, in 2004 and 2003. The growth of the advertising and sales expense over 2003 is primarily due to the increase in free introductory workshops held. Advertising and sales expense has a direct correlation to the number of free introductory workshops we conduct. The addition of more brands, the continued expansion of the brands internationally, and the expansion in the number of selling teams for each brand contribute to increase.

The increase in advertising and sales expense from 2003, as a percentage of revenue by component, is illustrated below:

	Margin change 2004 vs. 2003
Television	0.9	pp
Direct mail	0.8
Newspaper	0.9
Other media	0.8
Sales expenses	(0.5)
	2.9	pp

General and administrative expenses

General and administrative expenses were $27.7 million in 2004, an increase of $12.4 million or 80.6%, compared to $15.3 million in 2003. This increase was due primarily to increased personnel hired to handle the increase in our volume of business. Payroll and payroll benefits account for approximately 57% of general and administrative expenses. It includes bonuses to executive officers of $1.5 million. This makes general and administrative expenses highly variable and thus controllable as our volume grows or contracts. General and administrative expenses as a percent of sales were 20.3% and 17.1% in 2004 and 2003, respectively.

The 3.2 percentage point (pp) increase in general and administrative expenses is illustrated in the chart below:

	Margin change 2004 vs. 2003
Payroll and benefit costs	2.2	pp
Professional fees	1.0
	3.2	pp

Loss from operations

Loss from operations for 2004 was $32.8 million, as compared to a loss from operations of $7.5 million for 2003. The increased loss from operations is directly attributable to increased expenses in all categories in 2004 over the prior period, and to the fact that new sales of advanced training courses continue to outpace the rate at which courses are offered and delivered to students. This is reflected in the fact that deferred revenue increased by $27.9 million in 2004, as compared to $19.5 million in 2003.

Other income

Other income increased by $0.7 million from 2003. This was primarily due to gain on sale of assets, recovery of merchant deposits and equity in earnings from affiliates, offset by an increase in interest expense (net of interest income) $0.5 million from additional borrowings in 2004 used to finance improvements to a real estate investment.

Net loss

Net loss for 2004 was $32.0 million or $3.72 per share compared to $7.9 million or $0.89 per share, in 2003. The increase in net loss is attributable to the aforementioned increase in loss from operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2005	December 31, 2004
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$33,244	$4,667
Restricted cash	5,406	2,181
Accounts receivable, net	3,789	448
Accounts receivable, related parties		1,168
Notes receivable, current portion	1,785
Deferred course expenses, current portion	14,401	11,898
Prepaid advertising and other	2,841	1,977
Inventory	1,087	1,390
Deferred registration costs	315
Total current assets	62,868	23,729
Notes receivable, net of current portion	9,158
Property and equipment, net	10,082	24,548
Investment in related parties	2,103	847
Investment in real estate joint venture	2,716	2,701
Intangible assets, net	5,754	6,576
Goodwill	2,000	1,500
Deferred income tax asset	7,287
Deferred course expenses, net of current portion	99
Other assets	136	127
	$102,203	$60,028
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,691	$7,413
Income taxes payable	356
Accrued course expenses	1,841	2,174
Other accrued expenses	7,377	3,999
Due to stockholders from sale of common stock	5,110
Long term debt, current portion	462	504
Deferred revenue	116,777	83,713
Total current liabilities	135,614	97,803
Long term debt, net of current portion	2,912	11,808
Deferred revenue, net of current portion	224
Total liabilities	138,750	109,611
Minority interest	3,939	1,977
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 10,455,910 and 8,618,186 shares issued and outstanding, as of December 31, 2005 and 2004, respectively	10,593	3,269
Paid-in capital	449	449
Foreign currency translation adjustment	(650)	(550)
Accumulated deficit	(50,878)	(54,728)
Total stockholders’ deficit	(40,486)	(51,560)
	$102,203	$60,028

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Earnings (Loss)

(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenue	$163,107	$136,259	$89,805
Operating expenses:
Direct course expenses	94,765	91,763	51,868
Advertising and sales expense	49,839	49,664	30,092
General and administrative expenses	27,664	27,676	15,321
	172,268	169,103	97,281
Loss from operations	(9,161)	(32,844)	(7,476)
Other income (expense):
Other income	1,800	893	154
Interest expense, net	(28)	(499)	(3)
Equity earnings (loss) from related parties	(176)	159
Gain on sale of assets	6,579	305
	8,175	858	151
Loss before income taxes	(986)	(31,986)	(7,325)
Minority interest	(1,962)	23
Income tax benefit	6,798
Net earnings (loss)	$3,850	$(31,963)	$(7,325)
Effect of foreign exchange rates	(100)	55	(591)
Comprehensive earnings (loss)	3,750	$(31,908)	$(7,916)
Earnings (loss) per share:
Diluted	$0.41	$(3.72)	$(0.89)
Basic	$0.43	$(3.72)	$(0.89)
Weighted average common shares outstanding:
Diluted	9,360	8,589	8,188
Basic	8,859	8,589	8,188

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Operating activities:
Net earnings (loss)	$3,850	$(31,963)	$(7,325)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,856	1,610	950
Gain on sale of assets	(6,579)	(305)
Minority interest	1,962	(23)
Changes in operating assets and liabilities:
Restricted cash	(3,225)	(389)	67
Accounts receivable, net	(3,341)	867	(807)
Prepaid advertising and other	(864)	353	(1,633)
Inventory	303	(677)	(349)
Deferred tax asset, net of deferred tax liability	(7,287)
Deferred course expenses	(2,602)	(3,546)	(3,339)
Other assets	(19)	(96)	7
Accounts payable	(3,722)	4,195	1,456
Accrued course expenses	(333)	528	1,582
Deferred revenue	33,288	27,828	19,468
Other accrued expenses	3,379	2,218	655
Income taxes payable	356
Net change in operating working capital	15,933	31,281	17,107
Cash provided by operations	17,022	600	10,732
Investing activities:
Purchase of property and equipment	(701)	(9,682)	(2,884)
Proceeds from sale of investment properties	9,777	827
Purchase of goodwill and intangible assets	(333)	(250)	(470)
Purchase of equity interest in investment properties		(2,701)	(2,000)
Investments in and advances to related parties, net	(103)	1,202	(2,378)
Cash provided by (used in) investing activities	8,640	(10,604)	(7,732)
Financing activities:
Proceeds from sale of common stock	7,155
Due to stockholders from sale of common stock	5,110
Proceeds of long term debt	103	6,363	2,500
Principal payments on long term debt	(9,041)	(291)	(560)
Proceeds of note payable to officer			62
Principal payments on note payable to officer		(4,713)	(1,119)
Proceeds from exercise of stock options	3	28	16
Distribution to officer			(300)
Stock registration costs	(315)
Cash provided by financing activities	3,015	1,387	599
Effect of foreign currency translation	(100)	55	(591)
Increase (decrease) in cash and cash equivalents	28,577	(8,562)	3,008
Cash and cash equivalents, beginning of year	4,667	13,229	10,221
Cash and cash equivalents, end of year	$33,244	$4,667	$13,229

See notes to Consolidated Financial Statements.

Supplemental cash flow information:

Cash paid for interest was $0.2 million, $0.5 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital expenditures of $2.7 million and $2.5 million in 2004 and 2003, respectively that were financed through borrowings have been included as purchases of property and equipment and proceeds of long term debt on the Statement of Cash Flows. These transactions had been presented as a supplemental disclosure of noncash activity in prior years.

The net change in accounts receivable, related parties for all years has been restated and included in the Investing Activities of the Consolidated Statement of Cash Flows section under the caption “Investment in and advances to related parties, net” for comparative purposes (see Note 1-Restatement). In 2004 and 2003, the net change of $1.3 million and ($2.5 million), respectively had been presented in the operating activities section.

Supplemental disclosure of noncash activity:

During the first quarter of 2005, 85,470 shares of common stock valued at $0.2 million were issued along with cash of $0.3 million for the final payment of the Star Trader® brand purchase agreement, with the total of $0.5 million being recorded as goodwill.

A portion of the consideration received on the sale of the SCB Building, as discussed in Note 4—Mergers, acquisitions and capital accounts, includes $11.0 million in notes receivable out of $20.3 million in total proceeds.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands)

				Foreign
			Additional	currency		Total
	Common Stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2002 (restated)	8,097	$940	$449	(14)	$(14,240)	$(12,865)
Issuance of stock for the stock purchased of MRS Equity Corp.	63	125				125
Issuance of stock for assets purchased of Success Development, Inc.	180	900				900
Issuance of stock for the stock purchased of SpeakTek, Inc.	200	1,000				1,000
Issuance of stock for assets purchased	2	10				10
Issuance of stock for stock options exercised	6	16				16
Issuance of cash and note payable to majority stockholder for interest in Whitney Leadership Group, Inc.					(1,200)	(1,200)
Foreign currency translation adjustment				(591)		(591)
Net loss					(7,325)	(7,325)
Balance at December 31, 2003 (restated)	8,548	2,991	449	(605)	(22,765)	(19,930)
Issuance of stock for the stock purchased of SpeakTek, Inc.	56	250				250
Issuance of stock for stock options exercised	15	28				28
Foreign currency translation adjustment				55		55
Net loss					(31,963)	(31,963)
Balance at December 31, 2004 (restated)	8,619	$3,269	$449	$(550)	$(54,728)	$(51,560)
Issuance of stock for the stock purchased of SpeakTek, Inc.	85	166				166
Issuance of stock for stock options exercised	2	3				3
Private placement of securities, net of offering costs of $720	1,750	7,155				7,155
Foreign currency translation adjustment				(100)		(100)
Net earnings					3,850	3,850
Balance at December 31, 2005 (restated)	10,456	$10,593	$449	$(650)	$(50,878)	$(40,486)

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Restatement

Overview

Whitney Information Network, Inc. and Subsidiaries’ Consolidated Financial Statements and other financial information have been restated for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the quarters in the years 2005 and 2004. Certain of our material control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2005. The effect of the restatement on our statement of financial position at the end of the reported periods is summarized in the table below. The financial restatements reflect:

•                  a modification associated with a change in revenue recognition policy and restatement of revenue from expired courses;

•                  reclassifications in prior period line item expense categories and the timing of accruals necessary for comparability to the current period’s presentation; and

•                  a revision to the revenue recognition policy with respect to our teleconferencing product and service offering and subscription services.

The following discussion details the reasons for the restatement and reclassifications in our Consolidated Financial Statements.

Restatement—Revenue Recognition

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

Reclassification

Certain expense items were misclassified in 2004 and 2003. Reclassifications were required in prior period line item expense categories and the timing of accruals necessary for comparability to the current period’s presentation. Similar expense items are now classified within the same Statement of Operations line item for all periods presented. The need for reclassifications is a result of the lack of sufficient and qualified personnel over the accounting and reporting function. As qualified people were brought into the organization, consideration was given to the presentation of the particular line items. It was determined the reclassification would better demonstrate the activities of our business.

Restatement—Teleconference and subscription service

Upon review of our revenue recognition policies for all service and product offerings, we concluded the previous revenue recognition policy with respect to our teleconferencing and subscription based offerings needed to be modified in order to comply with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and Staff Accounting Bulletin 104 (SAB 104). These restatements have no cumulative effect on our Consolidated Statement of Cash Flows.

Effects of Restatement

The following tables set forth the effects of the restatement on affected line items within our previously reported financial statements for the years ended December 31, 2005, 2004 and 2003 and for each of the quarters in the years 2005 and 2004.

All financial information expressed in thousands.

	Revenue	Direct course expenses	Advertising & sales expense	General & administrative expenses	Total operating expenses	Earnings (loss) from operations	Other income (expense)	Interest (expense) income, net	Equity earnings	Gain on sale of assets	Earnings before taxes and minority interest	Minority Interests	Income tax	Net earnings (loss)
Year ended December 31, 2005
As previously reported	$178,564	$96,520	$50,003	$27,664	$174,187	$4,377	$1,800	$(28)	$(176)	$6,579	$12,552	$(1,962)	$6,798	$17,388
Restatements:
Revenue recognition policy change	(14,173)	(1,382)			(1,382)	(12,791)					(12,791)			(12,791)
Revenue deferral policy	(1,283)	(373)	(164)		(537)	(746)					(746)			(746)
2005 as restated	$163,107	$94,765	$49,839	$27,664	$172,269	$(9,161)	$1,800	$(28)	$(176)	6,579	$(986)	$(1,962)	$6,798	$3,850
2004
As previously reported	$139,859	$57,952	$79,533	$33,150	$170,635	$(30,776)	$894	$(499)	$159	$305	$(29,917)	$23		$(29,894)
Reclassifications:
Payroll & related costs		5,694	(864)	(4,830)
Commissions		13,462	(13,462)
Product cost		3,655	(3,655)
Event staging		7,505	(7,505)
Shipping		4,521	(4,521)
Advertising		117		(117)
Merchant fees		(3)	3
Administrative costs		359		(359)
Other		33	135	(168)
2004 as reclassified	$139,859	$93,295	$49,664	$27,676	$170,635	$(30,776)	$894	$(499)	$159	$305	$(29,917)	$23		$(29,894)
Restatements:
Revenue recognition policy change	$(3,005)	$(1,307)			(1,307)	(1,698)					(1,698)			(1,698)
Revenue deferral policy	(595)	(224)			(224)	(371)					(371)			(371)
2004 as restated	$136,259	$91,763	$49,664	$27,676	$169,103	$(32,845)	$894	$(499)	$159	$305	$(31,986)	$23		$(31,963)
2003
As previously reported	$94,958	$46,804	$27,508	$22,355	$96,667	$(1,709)	$154	$(3)			$(1,558)			$(1,558)
Reclassifications:
Payroll & related costs		2,971	(511)	(2,460)
Commissions		(11)	11
Shipping		267		(267)
Advertising		(851)	2,668	(1,817)
Merchant fees		1,956		(1,956)
Administrative costs		103	127	(230)
Other		15	289	(304)
2003 as reclassified	$94,958	$51,254	$30,092	$15,321	$96,667	$(1,709)	$154	(3)			$(1,558)			$(1,558)
Restatements:
Revenue recognition policy change	(5,153)	614			614	(5,767)					(5,767)			(5,767)
2003 as restated	$89,805	$51,868	$30,092	$15,321	$97,281	$(7,476)	$154	$(3)			$(7,325)			$(7,325)

	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Earnings (loss) per share:
Diluted	$1.86	$0.41	$(3.48)	$(3.72)	$(0.19)	$(0.89)
Basic	1.96	0.43	(3.48)	(3.72)	(0.19)	(0.89)

	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Statement of Changes in Stockholders’ Deficit
Balance at January 1	$(33,609)	$(51,560)	$(4,157)	$(19,930)	$(3,102)	$(12,865)
Increase (decrease) attributable to net earnings (loss)	17,388	3,850	(29,896)	(31,963)	(1,558)	(7,325)
Currency translation adjustments—net (a)	(155)	(100)	166	55	(348)	(591)
Balance at December 31	$(9,052)	$(40,486)	$(33,609)	$(51,560)	$(4,157)	$(19,930)

(a)          The change in foreign currency translation is attributable to the restatements arising from the change in revenue recognition policies.

	2005		2004
At December 31	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Consolidated Balance Sheets
Deferred course expenses	$9,513	$14,401	$8,825	$11,898
Deferred course expenses, noncurrent		99
Total assets	97,216	102,203	56,955	60,028
Deferred revenue	80,580	116,777	62,689	83,713
Deferred revenue, noncurrent		224
Total liabilities	102,329	138,750	88,587	109,611
Foreign currency translation adjustment	(337)	(650)	(182)	(550)
Accumulated deficit	(19,757)	(50,878)	(37,145)	(54,728)
Total stockholders’ deficit	(9,052)	(40,486)	(33,609)	(51,560)
Total liabilities and stockholders’ deficit	$97,216	$102,203	$56,955	$60,028

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands except per share amounts)
Consolidated Statement of Operations
Revenue	$40,170	$38,434	$46,520	$40,898	$46,820	$44,050	$45,054	$39,725
Operating expenses
Direct course expenses	18,835	20,611	25,234	25,307	27,248	26,419	25,203	22,428
Advertising and sales expense	11,898	11,119	12,917	12,376	13,549	14,010	11,639	12,334
General and administrative	5,329	6,290	5,902	5,697	4,610	6,025	11,823	9,653
	36,062	38,020	44,053	43,380	45,407	46,454	48,665	44,415
Earnings (loss) from operations	4,108	414	2,467	(2,482)	1,413	(2,404)	(3,611)	(4,690)
Other income (expense), net	(21)	322	(60)	(377)	669	669	1,008	982
Gain on sale of assets		13	524	511	253	253	5,802	5,802
Minority interest	62	62	228	228	55	55	(2,307)	(2,307)
Income tax benefit					6,679	6,679	119	119
Net earnings (loss)	$4,149	$811	$3,159	$(2,120)	$9,069	$5,252	$1,011	$(94)
Per share amounts:
Diluted earnings (loss) per share	$0.48	$0.08	$0.35	$(0.24)	$0.97	$0.56	$0.10	$(0.01)
Basic earnings (loss) per share	0.48	0.09	0.36	(0.24)	1.04	0.60	0.11	(0.01)

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands except per share amounts)
Consolidated Statement of Operations
Revenue	$38,509	$32,164	$38,607	$32,572	$32,154	$38,858	$30,589	$32,665
Operating expenses
Direct course expenses	15,418	19,386	13,947	22,262	16,032	26,303	12,555	23,812
Advertising and sales expense	12,838	12,265	22,301	14,774	19,665	11,606	24,729	11,019
General and administrative	10,206	5,717	7,330	5,726	8,651	7,376	6,963	8,857
	38,462	37,368	43,578	42,762	44,348	45,285	44,247	43,688
Earnings (loss) from operations	47	(5,204)	(4,971)	(10,190)	(12,194)	(6,427)	(13,658)	(11,023)
Other income (expense), net	161	(144)	652	708	173	68	(106)	(79)
Gain on sale of assets		305
Minority interest								23
Net earnings (loss)	$208	$(5,043)	$(4,319)	$(9,482)	$(12,021)	$(6,359)	$(13,764)	$(11,079)
Per share amounts:
Diluted earnings (loss) per share	$0.02	$(0.59)	$(0.51)	$(1.11)	$(1.40)	$(0.74)	$(1.61)	$(1.29)
Basic earnings (loss) per share	0.02	(0.59)	(0.51)	(1.11)	(1.40)	(0.74)	(1.61)	(1.29)

	2005
	March 31		June 30		September 30		December 31
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands except per share amounts)
Consolidated Balance Sheets
Cash and cash equivalents	$13,312	$10,360	$16,012	$13,969	$20,898	$20,170	$33,244	$33,244
Restricted cash		2,952	5,392	7,435	7,285	8,013	5,406	5,406
Deferred course expenses	9,258	12,637	9,593	13,723	9,726	14,218	9,513	14,401
Other current assets	5,273	5,240	3,985	3,980	10,463	8,120	9,817	9,817
Total current assets	27,843	31,189	34,982	39,107	48,372	50,521	57,980	62,868
Note receivable							9,158	9,158
Property and equipment, net	25,450	24,426	24,420	23,421	22,933	21,788	10,082	10,082
Intangible assets, net	6,156	6,361	5,866	6,005	5,751	6,031	5,754	5,754
Deferred tax asset					4,887	6,679	7,287	7,287
Other noncurrent assets	4,833	5,708	4,831	5,750	5,082	5,897	6,955	7,054
Total assets	$64,282	$67,684	$70,099	$74,284	$87,025	$90,916	$97,216	$102,203
Deferred revenue	$70,136	$92,800	$74,552	$102,770	$80,463	$112,233	$80,580	$116,777
Accounts payable	5,470	6,839	3,054	4,448	5,544	5,851	3,691	3,691
Due to stockholder							5,110	5,110
Other current liabilities	4,778	5,373	5,650	6,628	5,980	7,915	10,036	10,036
Total current liabilities	80,384	105,012	83,256	113,847	91,987	125,999	99,417	135,614
Long term debt, noncurrent	11,654	11,654	11,501	11,501	10,553	10,553	2,912	2,912
Deferred revenue, noncurrent		52		125		206		224
Total liabilities	92,038	116,718	94,757	125,472	102,540	136,758	102,329	138,750
Minority interest	1,915	1,915	1,687	1,687	1,632	1,632	3,939	3,939
Commitments and contingencies
Common stock	3,436	3,436	3,436	3,436	3,435	3,435	10,593	10,593
Paid in capital	449	449	449	449	449	449	449	449
Foreign currency translation adjustment	(560)	(917)	(393)	(723)	(263)	(574)	(337)	(650)
Accumulated deficit	(32,996)	(53,917)	(29,837)	(56,037)	(20,768)	(50,784)	(19,757)	(50,878)
Total stockholders’ deficit	(29,671)	(50,949)	(26,345)	(52,875)	(17,147)	(47,474)	(9,052)	(40,486)
Total liabilities and stockholders’ deficit	$64,282	$67,684	$70,099	$74,284	$87,025	$90,916	$97,216	$102,203

	2004
	March 31		June 30		September 30		December 31
Unaudited quarterly information	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands except per share amounts)
Consolidated Balance Sheets
Cash and cash equivalents	$22,608	$20,536	$14,916	$12,844	$8,893	$6,734	$4,667	$4,667
Restricted cash		2,072		2,072		2,159	2,181	2,181
Deferred course expenses	7,798	10,339	8,403	11,718	9,397	11,710	8,825	11,898
Other current assets	6,986	6,986	6,792	6,792	5,661	5,661	4,983	4,983
Total current assets	37,392	39,933	30,111	33,426	23,951	26,264	20,656	23,729
Property and equipment, net	17,789	17,184	21,874	21,409	27,996	27,736	24,781	24,548
Intangible assets, net	6,930	7,524	6,802	7,256	6,952	7,201	6,352	6,576
Other non current assets	1,736	1,746	1,878	1,889	1,770	1,781	5,166	5,175
Total assets	$63,847	$66,387	$60,665	$63,980	$60,669	$62,982	$56,955	$60,028
Deferred revenue	$46,549	$70,279	$49,857	$79,589	$55,583	$78,568	$62,689	$83,713
Accounts payable	1,377	1,377	2,917	2,917	5,612	5,612	7,413	7,417
Other current liabilities	7,020	7,020	5,657	5,657	5,453	5,453	6,678	6,677
Total current liabilities	54,946	78,676	58,431	88,163	66,648	89,633	76,780	97,803
Long term debt, noncurrent	10,771	10,771	8,421	8,421	11,922	11,922	11,807	11,808
Total liabilities	65,717	89,447	66,852	96,584	78,570	101,556	88,587	109,611
Minority interest	2,000	2,000	2,000	2,000	2,000	2,000	1,977	1,977
Commitments and contingencies
Common stock	3,015	3,015	3,017	3,017	3,267	3,267	3,269	3,269
Paid in capital	449	449	449	449	449	449	449	449
Foreign currency translation adjustment	(293)	(669)	(244)	(629)	(187)	(530)	(182)	(550)
Accumulated deficit	(7,041)	(27,855)	(11,409)	(37,441)	(23,430)	(43,759)	(37,145)	(54,728)
Total stockholders’ deficit	(3,870)	(25,060)	(8,187)	(34,604)	(19,901)	(40,573)	(33,609)	(51,560)
Total liabilities and stockholders’ deficit	$63,847	$66,387	$60,665	$63,980	$60,669	$62,982	$56,955	$60,028

In addition to the aforementioned restatement adjustments, the Consolidated Balance Sheets include certain other reclassifications identified during the restatement process. These changes had no effect on the Consolidated Statements of Operations.

Restatement—Statement of Cash Flows

As a result of displaying restricted cash on the Consolidated Balance Sheets, we have revised the changes in operating assets and liabilities section and the cash and cash equivalents to reflect this change.

The net change in accounts receivable, related parties is included in the Investing Activities section of the statement under the caption “Investments in and advances to related parties”. The reason this is classified in “Investing activities” is due to Management’s conclusion that the repayment of this receivable will come from sales of the land underlying the investment. Accordingly we have revised 2004 and 2003 to include the net changes for accounts receivable, related parties in the Investing Activities portion of the Consolidated Statement of Cash Flows for comparability to the 2005 presentation.

Originally provided as a supplemental disclosure of noncash activity, we reflected the gross payments of capital expenditures and the proceeds of long term debt in 2004 and 2003 that were financed through bank borrowings. We believe this is a more appropriate presentation of the Statement of Cash Flows in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. The summary effect on the Consolidated Statement of Cash Flows is as follows (in thousands):

	Years ended December 31,
	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Change in restricted cash	$(3,216)	$(3,225)	$(2,190)	$(389)	$—	$67
Cash provided by (used in) operations	$17,086	$17,022	$(1,478)	$600	$10,769	$10,732
Cash provided by (used in) investing activities	8,640	8,640	(10,438)	(10,604)	(8,018)	(7,732)
Cash provided by financing activities	3,015	3,015	1,387	1,387	537	599
Foreign currency translation (a)	(155)	(100)	166	55	(348)	(591)
Increase (decrease) in cash and cash equivalents	$28,586	$28,577	$(10,363)	$(8,562)	$2,940	$3,008

(a)          The change in foreign currency translation is attributable to the restatements arising from the change in revenue recognition policies.

Background

In May 2005, we changed the United Kingdom revenue recognition policy to conform to our North American operations’ practice of recognizing revenue upon the expiration of the student’s contract. Our worldwide business practice was to allow our students to attend courses subsequent to the expiration of the contract. Our current business practices have not changed significantly.

The original revenue recognition policy was established at the inception of our European operations and was initially driven by customer service and capacity considerations. As the United Kingdom operations matured, we sought to establish conformity with our North American operations revenue recognition policy; therefore, the revenue recognition policy changed in May 2005 to recognize revenue upon the earlier of attendance or the student contract’s expiry. In the second quarter of 2005, we changed the United Kingdom revenue recognition policy and recorded approximately $1.3 million in revenue in connection with expired contracts.

In connection with the review of our Registration Statement on Form S-1, we had discussions with Staff members of the Securities and Exchange Commission (“SEC”) regarding the May 2005 change in policy with respect to revenue recognition in the United Kingdom. Through these discussions, we identified errors in the application of our revenue recognition policy in compliance with generally accepted accounting principles in the United Kingdom and in North America because our business practice of allowing students to complete courses after the expiration of their contracts was not consistent with our revenue recognition policy in the United Kingdom and in North America between 2001 and 2005.

Accordingly, we elected to restate our Consolidated Financial Statements to correct these errors. Upon implementation of the new revenue recognition policy, we restated our Consolidated Financial Statements from 2001 through and including 2005. These restatements resulted in recognition of revenue based upon when the course is attended or once the likelihood of attendance by the student becomes remote, as described further in our Revenue Recognition Policy below.

Our revenue recognition policy is consistently applied worldwide. Moreover, our worldwide business practice to allow our students to attend courses subsequent to the expiration of the contract remains our business practice today and for the foreseeable future.

While these restatements have no cumulative effect on our Consolidated Statement of Cash Flows, our reported net earnings (loss) changed significantly in any given period.

Note 2—Description of Business and Summary of Significant Accounting Policies

Organization and history

Whitney Information Network, Inc. and Subsidiaries (collectively referred to as the “Company” “we,” “us” or “WIN”) has provided postsecondary education and training courses for students throughout the United States, the United Kingdom and Canada, interested in learning about the real estate and financial markets.

We incorporated in Colorado in 1996 under the name Gimmel Enterprises, Inc. In 1998, we acquired all of the outstanding common stock of Whitney Education Group, Inc. (“WEG”), a Florida company organized in 1992, and changed our name to WIN Systems International, Inc. In 1999, we changed our name to Whitney Information Network, Inc.

In July 2005, EduTrades, Inc. was formed as a wholly owned subsidiary for holding the rights and brands of the financial markets education division of the Company. In November 2005, we filed a Registration Statement on Form S-1, with the Securities and Exchange Commission for the purpose of an initial public offering. The Registration Statement has not been declared effective by the Securities and Exchange Commission.

Principles of consolidation

Our Consolidated Financial Statements include the accounts and balances of Whitney Information Network, Inc. and its wholly owned subsidiaries.

Quarterly data

The information included in these Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 and 2005, respectively, is unaudited, and includes all adjustments in the opinion of management considered necessary for a fair presentation.

Significant accounting policies

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, (in all available learning formats), at which time the revenue is deemed earned.

Thus, reporting under generally accepted accounting principles in the United States of America creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our operating results in that we recognize the bulk of our expenses before we recognize revenue in the form of fees and tuition from attendees at our courses. In addition, we recognize a significant portion of our expenses associated with our courses at the time they occur and any money that is collected as a result of those programs is deferred until the student actually takes the course or receives the product offered. As a result of these factors, our cash flows are significantly different than our reported results of operations.

Speaker fee commission payments earned for generating revenue are deferred until such time as the revenue is earned. Advertising costs, training room rentals and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Revenue recognition policy

We are engaged primarily in the business of providing real estate and financial markets education to individual investors through courses of study as well as educational materials. We offer our students multiple course packages. Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue when it is received. Revenue is earned when the student attends the course.

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

With respect to our EduTrades division and the United Kingdom, we expect to have sufficient data to apply course breakage by the end of 2006. Accordingly, we anticipate reflecting course breakage as contemplated above for the quarter ending December 31, 2006, for the courses sold as of the beginning of the first quarter of 2003 through the end of the fourth quarter of 2005 which remains expired and unattended. We expect to recognize a significant amount of deferred revenue in the fourth quarter of 2006 from initial application of the course breakage to our EduTrades division and United Kingdom businesses.

As a result of applying this policy, during the years ended December 31, 2005, 2004 and 2003 we recognized $16.6 million, $18.1 million and $19.0 million, respectively, in revenue related to course breakage.

Teleconferencing and subscription services

As required by Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and the SEC’s Staff Accounting Bulletin No. 104 (SAB No. 104), our teleconferencing product and service offering is an arrangement with multiple deliverables. The delivered items should be considered a separate unit of accounting if all of the following criteria are met:

•                  The delivered item(s) has value to the customer on a standalone basis. That item(s) has value on a standalone basis if it is sold separately by any vendor or the customer could resell the delivered item(s) on a standalone basis. In the context of a customer’s ability to resell the delivered item(s), the Task Force observed that this criterion does not require the existence of an observable market for that deliverable(s).

•                  There is objective and reliable evidence of the fair value of the undelivered item(s).

•                  If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

We determined the criteria detailed above have been met:

•                  The product and the service have value to the student on a standalone basis.

•                  The product can be and is sold separately.

•                  We feel there is objective and reliable evidence to determine the fair value of the undelivered item(s).

•                  Lastly, there are no general rights of return for the teleconferencing offering.

We recognized as revenue the product portion of the deliverable at point of purchase, and amortize the service component over the life of the package.

Strategic alliances

We account for our strategic alliance arrangements in accordance with the FASB’s Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In the cases where we are deemed the principal, the following conditions are present:

•                  We are obligated to fulfill the education delivery to the end customer

•                  We have discretion in the course development and its delivery

•                  We collect cash or credit sales at point of sale

The cash received at strategic alliance partner events is recorded at the full contract amount (gross), and payments to our strategic alliance partners are recorded as direct course expense. The accounting treatment for the revenues and payments to our strategic alliance partners is the same as our own brands. With respect to those payments that relate to future course deliveries, they are deferred, and recorded as revenue and expenses when the course is attended by the student or the likelihood of attendance is deemed remote. Those that relate to product sales are recognized upon the delivery of the product, which is typically at the point of sale.

Deferred course expenses

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

We capitalize these commissions and fees paid to our speakers consistent with Statement of Financial Accounting Standard No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17, Technical Bulletin No. 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts and the SEC’s Staff Accounting Bulletin No. 104.

Cash, cash equivalents and restricted cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. Restricted cash reflects amounts retained by credit card merchants as a reserve for returns on credit card transactions and deposit balances required under letters of credit. We consider restricted cash as a current asset as credit card merchants can typically hold such reserve funds only up to one year, and our letters of credit are for annual terms.

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

Fair value of financial instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable approximated fair value as of the balance sheet date because of the relatively short maturity of these instruments. The fair value of long term notes payable approximates fair value based on current market rates available for similar debt instruments.

Prepaid advertising and sales expense

We expense advertising and sales costs as incurred. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published.

Deferred registration costs

We are in the process of a registration of our EduTrades subsidiary. Expenses related to this offering have been accounted for as deferred registration costs, and will be charged against the gross proceeds received. The registration statement has not been declared effective by the Securities and Exchange Commission.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets as follows:

Buildings	40 years
Furniture fixtures and equipment	7 years
Other assets	5 years
Purchased software	3 years

Intangible assets and goodwill

Intangible assets include customer lists and trademarks and are recorded at cost. Customer lists and trademarks are being amortized over their estimated useful lives of three and 15 years, respectively. Goodwill is not amortized. At December 31, 2005, management performed impairment testing in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets for all intangible assets and goodwill and determined that impairment was not considered necessary.

Investments in related parties

We acquired a 20% ownership interest in Rancho Monterey, S.A., a Panama corporation, in 2001. This corporation was formed with the purpose of acquiring, developing, and selling land on the Pacific coast of Costa Rica. We are an investor in phase one of this project which includes approximately 350 acres. Prior to January 2004, this venture has incurred solely capitalized development costs and had not had any sales activity. We account for our investment using the equity method of accounting and record its proportionate share of the corporation’s profit or loss.

In 2003, we acquired an additional 10% equity interest in the investment for $0.7 million through the issuance of debt. As part of this transaction, we also received an 8% interest in Monterey del Este, S.A. a Panama corporation organized to develop unimproved real estate in Costa Rica; and a 20% interest in Monterey del Mar, S.A. a Panama corporation organized to develop an ocean front hotel on the Pacific coast of Costa Rica. Our share of the corporation’s losses and profits for the years ended December 31, 2005 and 2004 were a loss of $(0.2) million and a profit of $0.2 million respectively.

Our Chief Executive Officer individually indirectly owns approximately 11% of Rancho Monterey, S.A. and approximately 6% of Monterey del Este. Our Company’s Executive Vice President, Secretary, individually indirectly owns approximately 1% of Rancho Monterey, S.A.

We have, at times, advanced funds to this entity for working capital purposes to secure and protect its investment. Our agreement with the management of this venture is that we will be repaid for these funds from future land sales. At December 31, 2005, $1.4 million in such advances is included in investment in related parties. At December 31, 2004 $1.2 million of such advances is shown on the Consolidated Balance Sheets as accounts receivable, related parties.

Investment in real estate joint venture

In 2003 we acquired a 50% equity interest in SCB Building, LLC (“SCB”), whose main asset is an office building in Orlando, Florida. The other 50% member had a $2.0 million minority interest in SCB, which was contributed in the form of a $4.0 million building subject to a $2.0 million mortgage. Subsequent improvements of approximately $9.6 million were made to the building and were financed primarily by long term debt. As the guarantor of the debt of SCB, the financial statements and results from operations are consolidated in the accompanying Consolidated Financial Statements with a provision for minority interest of the other 50% owner. In March 2006 we acquired the remaining 50% of SCB Building LLC through the issuance of $3.6 million of long term debt.

In November 2005 we sold the office building, which was the primary asset of SCB, for a pretax gain of $5.6 million, before minority interest, or a pretax $3.5 million after minority interest. The debt on the building was paid in full and SCB issued a note receivable, secured by the building, totaling $11.0 million as part of the $20.3 million selling price.

In 2004, we entered into a joint venture with an unrelated party. Our contribution to the joint venture of $2.7 million represents a 50% interest in Tranquility Bay of Southwest Florida LLC (“Tranquility”), which owns 74 acres of land for residential development in Lee County, Florida. Tranquility has no ongoing activity other than the costs of holding the land. Under the equity method of accounting we record our share of these costs which for 2005 and 2004 were insignificant.

Long-lived assets

We review property and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is measured by the comparison of its carrying amount with the future net cash flows the assets are expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If such assets are considered to be impaired, the impaired amount is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows expected to be generated by the respective long lived assets. As of December 31, 2005, according our most recent assessments, there are no impairments in the carrying values of our long-lived assets.

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

Earnings (Loss) per share

We apply the provisions of SFAS No. 128, Earnings Per Share. All dilutive potential common shares in 2005 were included in the diluted earnings per share calculation. All dilutive potential common shares in 2004 had an anti-dilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share. At December 31, 2005 we had 1,985,000 stock options, 1,225,000 warrants and 300,000 warrants to purchase units offered in our offering (see Note 3—Offering) for 300,000 shares of stock and 150,000 warrants which were excluded from earnings per share as their effect was anti-dilutive. The total 3,660,000 potential dilutive securities excluded could be dilutive to future earnings.

Stock options and stock-based compensation

SFAS No. 123, Accounting for Stock-Based Compensation encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Through December 31, 2005, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and provides the required pro forma disclosures prescribed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of SFAS No. 123. We have adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans.

We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for our option plan and the option plan of our wholly owned subsidiary EduTrades, Inc. been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net earnings (loss) and basic earnings (loss) per common share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Years ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Net earnings (loss)—as reported	$3,850	$(31,963)	$(7,325)
Add: stock-based compensation included in net profit (loss) as reported
Deduct: Total stock-based compensation using the fair market value method under SFAS No. 123	1,535	1,374	398
Net earnings (loss)—pro forma	$2,315	$(33,337)	$(7,723)
Basic loss per common share—as reported	$0.43	$(3.72)	$(0.89)
Basic loss per common share—pro forma	$0.26	$(3.88)	$(0.94)

The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions (average weight):

	Years ended December 31,
	2005	2004	2003
Expected life in years	7	10	10
Expected volatility	77.9%	57.0%	33.8%
Risk free interest rate	4.39%	4.24%	4.25%
Expected dividend

The pro forma disclosure includes approximately $0.8 million of compensation expense for stock options granted by our wholly owned subsidiary EduTrades, Inc. for the year ended December 31, 2005.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 will be valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. We will estimate forfeiture rates based on its historical experience.

Prior to 2006, we accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB No. 25, we were required to record expense over the vesting period for the value of options granted. Prior to 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

The impact of adoption of SFAS No. 123(R) is that future share based payment awards will be recorded as compensation expense over their requisite service period, and such expense is expected to be material to future earnings. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net earnings (loss) per share above

Reclassifications

Certain reclassifications have been made in the 2004 and 2003 Consolidated Financial Statements to conform to the 2005 presentation.

Recently Issued Accounting Standards

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

Effective January 1, 2006, we adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. We estimate forfeiture rates based on its historical experience.

Note 3—Offering

In December 2005, 3,000,000 shares of common stock and common stock purchase warrants representing 1,950,000 shares of common stock were sold. The Company sold 1,750,000 shares of common stock and issued warrants for 875,000 shares. Our Chairman and Chief Executive Officer sold 1,250,000 shares and warrants for 625,000 shares. In both cases, each warrant allows one share to be purchased for $6.00. We received $7.9 million in proceeds and netted approximately $7.2 million after expenses for its 1,750,000 shares.

The common stock and warrants were issued as a $13.5 million private placement in which 3,000,000 units of our securities, each unit consisting of one share of common stock at $4.50 per share and one-half common stock purchase warrant exercisable at $6.00 per unit, were issued to a group of 17 nonaffiliated accredited investors. In addition, a unit warrant was issued to our placement agent exercisable to purchase 300,000 shares of common stock at $4.50 per unit and one-half common stock purchase warrants at $6.00 per share. Including the units to our placement agent, the Company is registering a total 3,000,000 shares of common stock, plus 1,950,000 units underlying common stock purchase warrants. We collected $5.6 million of proceeds on behalf of our Chief Executive Officer, who was a selling shareholder in the offering. At December 31, 2005, we have recorded a liability to our Chief Executive Officer of $5.1 million, net of $0.5 million in offering costs, on the accompanying Consolidated Balance Sheets, which was paid in the first quarter of 2006.

In connection with this transaction, we entered into a registration rights agreement which provides for us to use its “best efforts” to file a Registration Statement for the resale of the 3,000,000 common shares and the shares underlying the common stock purchase warrant to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the Registration Statement for one year subsequent to the effective date. If we fail to have the registration statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% per month of the proceeds in cash) until the

Registration Statement is declared effective or effectiveness is maintained. We have a maximum liability of one year under the registration rights agreement.

The Financial Accounting Standard Board’s Emerging Issues Task Force (EITF) has exposed for deliberation the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 05-04, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for a Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock.” (See Note 16—Commitments and Contingencies).

Accordingly, we estimate a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement which is reflected as a current liability in other accrued expenses in our Consolidated Balance Sheets as of December 31, 2005. An additional $0.5 million was accrued during the six months ended June 30, 2006 due to delays resulting from the aforementioned restatement of prior period financial statements. The total of $0.7 million is reflected as a current liability in other accrued expenses in our Consolidated Balance Sheets, as of June 30, 2006.

Note 4—Mergers, acquisitions and capital accounts

On March 8, 2006, we issued 98,156 shares of common stock to the estate of Richard Brevoort, our former President and Chief Operating Officer who passed away in 2002. We recorded a $1.4 million in expense in the first quarter of 2006 representing the fair value of the securities issued and our obligation for related income taxes.

On March 29, 2006 we issued long term debt of $3.6 million to acquire the remaining 50% of its consolidated subsidiary SCB Building, LLC. The difference of $0.3 million between the long term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

On February 1, 2005, we issued 85,470 shares of common stock valued at $0.2 million plus cash of $0.3 million for assets recorded as goodwill for the final payment of the Star Trader® brand purchase agreement.

In September 2004, we entered into a six-month agreement with Discount Buyers Association of America (“DBAA”) to assume operational control over it business and postsecondary education products. Simultaneously, we were granted an option to purchase all of the assets of DBAA. We paid $0.5 million to DBAA for control of the business operations. We have allowed the option to expire and charged $0.5 million to expense for the year ended December 31, 2004.

In June 2004, we issued warrants to purchase 200,000 shares of our no par value common stock in exchange for professional services provided to us. The warrants will expire in June 2008, and are exercisable at the following prices: 100,000 shares at $5.25 per share; and 100,000 shares at $8.00 per share

In October 2003, we acquired the stock of SpeakTek, Inc. for $1.6 million, which resulted in $1.0 million in goodwill, $0.5 million in customer lists and other intangibles and $0.1 million in current assets. SpeakTek, Inc. is the holding company for Quantum Vision, Inc., which is the operating entity and provides financial markets education. Of this amount $0.6 million is payable in cash, and $1.0 million is payable through 200,000 shares of our newly issued, restricted common stock.

In July 2003, we purchased two related companies, Equity Corp. Holdings, Inc. (“Equity Corp.”) and Whitney Leadership Group, Inc. The purchase price of Whitney Leadership, Inc. was $1.2 million paid to our Chairman and Chief Executive Officer and his wife, payable $0.3 million in cash at closing and a $0.9 million promissory note payable in semiannual installments beginning in February 2004 bearing an interest rate of 7% per annum. The payments and debt issued were recorded as a distribution as Whitney Leadership Group, Inc. and we were under common control. The acquisition of Equity Corp. from our Executive Vice President, Real Estate Education Division resulted in $4.9 million of intellectual property. The purchase price of $0.3 million, comprised of $0.1 million in cash, 62,500 shares of our common stock valued at $0.1 million at closing, and $0.1 million payable one year from the closing date evidenced by a promissory note bearing interest at 7% per annum. We also agreed to assume and pay a promissory note issued to our chairman by Equity Corp. in June, 2002 in the amount of $4.8 million payable $1.0 million in July 2003 and July 2004 and ten installments of $0.3 million payable in January and July beginning in 2005 through 2009. The unpaid balance bears interest at 7% per annum. Equity Corp. incurred this $4.8 million obligation when it elected to redeem all of our Chairman’s and Chief Executive Officer’s stock ownership in Equity Corp., which amounted to 90% of the outstanding stock of Equity Corp., as of June 1, 2002. This note was paid in full during 2004.

In May 2003, we paid $0.5 million under a six-month management agreement with Success Development, Inc. (“SDI”). Under the agreement, we acquired SDI’s customer database and operated is Cash Flow Generator® brand. Under this agreement, we received 30% of SDI’s profits. During this time period, we also made advances to SDI for working capital purposes. We believe that this balance is collateralized by a bank account maintained by SDI. In November 2003, we exercised the option to purchase SDI for 180,000 shares of common stock, valued at $0.9 million. This resulted in a $0.6 million trademark, $0.3 million customer list and $0.1 million non-compete agreement.

Note 5—Related party transactions

MRS Equity Corp. was wholly owned by Equity Corp. Holdings, Inc., which manages the processing of payments through customers’ accounts to the mortgage holder. Equity Corp. Holdings, Inc. was acquired by us in 2003 and was previously owned by our Executive Vice President, Real Estate Division (See Note 4—Mergers, acquisitions and capital accounts).

In 2003, the Company provided payroll services in the amount of $0.1 million to MRS Equity Corp., and purchased goods and services in the aggregate amount of $0.1 million from MRS Equity Corp., and Whitney Leadership Group, Inc. prior to its acquisition.

Whitney Leadership Group, Inc. is a company that formerly held all the copyright and intellectual property rights associated with the education materials and licenses. It was acquired in July, 2003 and was previously owned by our Chairman and Chief Executive Officer and his wife (who is also employed by us) (See Note 4—Mergers, acquisitions and capital accounts).

We have rented a training facility located in Cape Coral, Florida, since 1992 from the Chairman of the Board and Chief Executive Officer. Rentals under the related party leases were $0.2 million, $0.2 million, and $0.1 million during 2005, 2004 and 2003, respectively. We lease 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for shipping, and 4,802 square feet at 1630 SE 47th Terrace which we use as a training center and for storage, all in Cape Coral Florida, from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer and his wife. The leases are for three years and began in March 2003, March 2003 and June 2004, respectively. We are currently paying rent on a month-to-month basis with respect to the 1611 East Cape Coral Parkway lease that expired March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

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

Note 6—Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
	(restated)	(restated)
Land	$1,728	$2,807
Building	4,778	17,437
Airplane	2,114	2,114
Software	1,114	1,114
Equipment	1,253	1,049
Furniture and fixtures	772	819
Leasehold improvements	1,474	1,428
	13,233	26,768
Less: accumulated depreciation	(3,151)	(2,220)
	$10,082	$24,548

	Years ended December 31,
	2005	2004	2003

Depreciation expense	$1,034	$964	$692

Note 7—Intangible assets

Intangible assets consist of the following (in thousands):

	December 31,
	2005	2004

Customer lists	$5,943	$5,943
Trademarks	1,050	1,050
Other intangibles	795	795
	7,788	7,788
Less: accumulated amortization	(2,034)	(1,212)
	$5,754	$6,576

	Years ended December 31,
	2005	2004	2003

Amortization expense	$822	$646	$258

Future amortization expense of intangibles is as follows (unaudited, in thousands):

Years ending December 31,
2006	$790
2007	629
2008	629
2009	629
2010	629
Thereafter	2,448
$5,754

Note 8—Long term debt

Long term debt consists of (in thousands):

	December 31,
	2005	2004

Notes payable to individuals for the purchase of equity interest in SCB Building LLC. Principal and interest payment beginning in April 2006 at an interest rate of 6.25%. The note matures in April 2016.

Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	$1,962	$2,442
Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by an airplane. The note is personally guaranteed (up to $0.2 million) by the Chairman and Chief Executive Officer.	1,035	1,090
Note payable to an individual for purchase of equity interest in Rancho Monterey. Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by the Company’s stock.	345	472
Note payable to a bank. Interest only payments beginning in July 2003 due monthly until June 2005. Principal and interest payments due beginning July 2005 and amortized over 20 years. Interest at a fixed rate of 7.5%. The note was paid in full in 2005.		7,289
Mortgage payable to a bank. Monthly principal and interest payments through June 2007 with a balloon payment of $1.0 million due on July 28, 2007 and is collateralized by the building on North Frontage Road, Orlando, Florida. This was paid in full in June 2005.		1,019
Other installment notes payable	32
	3,374	12,312
Less: current portion	(462)	(504)
	$2,912	$11,808

Maturities of long term obligations over each of the next five years and thereafter as of December 31, 2005 are as follows (in thousands):

Years ending	December 31, 2005

Year 1	$462
Year 2	444
Year 3	377
Year 4	307
Year 5	310
Thereafter	1,474
$3,374

Note 9—Stock options and warrants

Stock-based compensation plans

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

The following table presents the activity for options outstanding (in thousands, except per share data):

	Number of options	Weighted average exercise price
Outstanding as of December 31, 2002	1,394	$1.93
Granted	201	3.79
Forfeited/canceled	(180)	(2.16)
Exercised	(6)	(3.00)
Outstanding as of December 31, 2003	1,409	$2.17
Granted	435	4.47
Forfeited/canceled	(15)	(3.94)
Exercised	(15)	(1.87)
Outstanding as of December 31, 2004	1,814	$2.72
Granted	590	5.43
Forfeited/canceled	(417)	(3.05)
Exercised	(2)	(1.50)
Outstanding as of December 31, 2005	1,985	$3.56

During 2005, stock options for 475,000 shares were granted to our executives, and stock options for 40,000 shares were granted to members of the Board of Directors.

The following table presents the composition of options outstanding and exercisable (options in thousands):

Range of exercise prices	Options outstanding	Price(a)	Options exercisable	Price(a)	Life(a)
$1.75	20	$1.75	20	$1.75	4.33
$1.81	222	$1.81	222	$1.81	6.25
$1.88	167	$1.88	167	$1.88	3.75
$2.00	464	$2.00	464	$2.00	4.58
$2.55	30	$2.55	8	$2.55	9.50
$3.10	15	$3.10	15	$3.10	6.67
$3.70	142	$3.70	107	$3.70	7.16
$3.90	40	$3.90	30	$3.90	8.00
$4.10	10	$4.10	7	$4.10	7.25
$4.50	315	$4.50	235	$4.50	7.25
$5.60	560	$5.60	140	$5.60	9.80
$1.75 to $5.60	1,985	$3.56	1,415	$2.67	5.61

(a)                                  Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB No. 25, we were required to record expense over the vesting period for the value of options granted. Prior to 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Our net earnings and net earnings per share for the three months ended March 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

Warrants

The following table presents the composition of warrants outstanding at December 31, 2005 (in thousands except per share data):

Exercise prices	Warrants granted	Warrants exercisable	Remaining life in years
$5.25	100	100	2.9
$6.00	1,025	875	3.5
$8.00	100	100	2.9
$4.60 - $8.00	1,225	1,075	3.4

The following table illustrates the activity for warrants outstanding (in thousands except per share data);

	Number of warrants	Weighted average exercise price
Outstanding as of December 31, 2003	—	—
Granted	200	$6.63
Forfeited/canceled
Exercised
Outstanding as of December 31, 2004	200	6.63
Granted	1,025	$6.00
Forfeited/canceled
Exercised
Outstanding as of December 31, 2005	1,225	$6.12

In 2005, we sold 1,750,000 shares of common stock and issued warrants for 875,000 shares. Our Chairman and Chief Executive Officer sold 1,250,000 shares of common stock and warrants for 625,000 shares. In addition we issued a unit warrant to our placement agent exercisable to purchase 300,000 units at $4.50 per share (a unit is comprised of one share of stock plus a warrant for one-half share). See Note 3—Offering.

Note 10—Employee benefit plan

We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion. Our contributions, charged to earnings for the years ended December 31, 2005, 2004, and 2003, were $0.2 million, $0.1 million, and $0.0 million, respectively.

Note 11—Income taxes

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

Our current trend further supports the reversal of a portion of the valuation allowance. We recorded approximately $8 million in taxable income for the year ended 2005 and made a payment of approximately $0.2 million representing our

Alternative Minimum Tax for 2005. Moreover, results in the first quarter of 2006 show cash received on course and product sales increased approximately 20.4% over the same period in 2005, further supporting our projections.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believes, based on the assumptions contained in its economic plan and the current trends of the business, that it is more likely than not that the deferred tax asset will be realized in the future.

Management does not feel an additional tax asset has been created as a result of the restatement discussed in Note 1—Restatement. Management has determined that even though the Company restated its results for financial reporting purposes, no economic factors have occurred that would change the original assessment. Accordingly, it does not feel it was appropriate to revise or change the deferred tax asset that was established at December 31, 2005. Additionally, the restatement does not affect any previously filed tax returns.

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

Our income tax provision is as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Earnings before taxes:
U.S.	$35	$(23,922)	$(5,687)
Non-U.S.	(1,021)	(8,064)	(1,638)
Total earnings before income taxes	$(986)	$(31,986)	$(7,325)
Provision for taxes:
Current:
Federal	$160
State	101
Non-U.S.	228
	489	—	—
Deferred:
Federal	(1,046)	(8,526)	(2,093)
State	(122)	(999)	(245)
Non-U.S.	(406)	(1,388)	(808)
	(1,574)	(10,913)	(3,146)
Valuation allowance	(5,713)	10,913	3,146
Total income tax provision	$(6,798)	$	$
Effective income tax rate	(689.2)%	0.0%	0.0%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Years ended December 31,
	2005	2004	2003
	(in percentages)
	(restated)	(restated)	(restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income net of federal benefit	4.0	3.1	3.3
Non-U.S. income taxed at different rates	0.4	4.4	11.1
Valuation allowance	(728.6)	(42.5)	(49.4)
Other
Effective income tax rate	(689.2)%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Deferred tax assets:
Net operating losses, federal	$9,595	$12,120	$906
Net operating losses, state	790	1,104	49
Net operating losses, non-U.S.	31	764
Depreciation	44
Intangible amortization	421	537
Deferred revenue	14,241	8,220	6,761
Valuation allowance	(12,322)	(18,035)	(7,122)
Total deferred tax assets	$12,800	$4,710	$594
Deferred tax liabilities:
Deferred course expenses	$5,513	$4,236	$594
Depreciation		474
Total deferred tax liabilities	$5,513	$4,710	$594
Reported as:
Current deferred tax assets
Noncurrent deferred tax assets	$12,800	$4,710	594
Current deferred tax liabilities	(5,513)	(4,710)	(594)
Net deferred taxes	$7,287	$—	$—

Note 12—Earnings (Loss) per share

Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants, including 0.5 million, nil and nil options that were dilutive for the years ended December 31, 2005, 2004 and 2003 respectively. There are a total of 1,985,350 stock options, 1,225,000 warrants to purchase common stock outstanding as of December 31, 2005 and a combined 450,000 unit placement warrants issued to our placement agent. The following table sets forth the computation for basic and diluted earnings per share (unaudited, in thousands, except for per share data):

All financial information, except per share amounts, is expressed in thousands:

	Years ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
Numerator for diluted earnings (loss) per common share	$3,850	$(31,963)	$(7,325)
Denominator for basic earnings per share—weighted average shares	8,859	8,589	8,188
Effect of dilutive securities—options and warrants	501
Denominator for diluted earnings per share—adjusted weighted average shares	9,360	8,589	8,188
Diluted earnings (loss) per common share	$0.41	$(3.72)	$(0.89)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 13—Revenue

The following table illustrates the impact of deferring revenue by reconciling gross cash receipts to recorded revenue for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years ended December 31,			% change over
	2005	2004	2003	2004	2003
	(restated)	(restated)	(restated)
Cash received from course and product sales:
Free introductory courses	$25,017	$34,202	$29,970	(26.9)%	14.1%
Advanced courses	112,008	91,855	58,818	21.9	56.1
Outreach programs	40,415	23,723	10,699	70.4	121.7
Products sales	12,317	8,828	6,816	39.5	29.5
Other	6,638	5,479	1,555	21.2	252.3
Total cash received from course and product sales	196,395	164,087	107,858	19.7	52.1
Less: Net change in deferred revenue	(33,288)	(27,828)	(19,468)	(19.6)	(42.9)
Revenue for financial reporting purposes	$163,107	$136,259	$88,390	19.7%	54.1%

Note 14—Business segment information

We operate primarily in two business segments: real estate education and financial markets education. Our revenues are generated through the sale of real estate and financial market educations courses, programs and products. The operating segments reported below are for which segments financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

Segment operating results evaluates earnings before corporate and unallocated shared expenses, gain on sale of assets, net interest income, equity earnings from related parties, income tax benefits and minority interest.

The following segment results include allocations of certain costs, including shared administrative costs-based metrics designed to correlate with the consumption of such services. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions (in thousands):

	Years ended December 31,
Segment revenues	2005	2004	2003
	(restated)	(restated)	(restated)
Real estate education	$115,924	$103,605	$74,459
Financial markets education	47,183	32,644	13,346
	$163,107	$136,259	$89,805

	Years ended December 31,
Segment operating earnings	2005	2004	2003
	(restated)	(restated)	(restated)
Real estate education	$6,639	$(12,762)	$2,890
Financial markets education	(15,800)	(20,082)	(10,366)
	$(9,161)	$(32,844)	$(7,476)

	Years ended December 31,
Depreciation and amortization expense	2005	2004	2003
	(restated)	(restated)	(restated)
Real estate education	$1,414	$1,206	$647
Financial markets education	442	404	303
	$1,856	$1,610	$950

	December 31,
Segment identifiable assets	2005	2004	2003
	(restated)	(restated)	(restated)
Real estate education	$16,006	$16,478	$14,101
Financial markets education	11,674	6,748	5,544
	$27,680	$23,226	$19,645

Geographic revenues	2005	2004	2003
	(restated)	(restated)	(restated)
United States	$151,320	$121,508	$79,479
International	11,787	14,751	10,326
	$163,107	$136,259	$89,805

	December 31,
Geographic identifiable assets	2005	2004	2003
	(restated)	(restated)	(restated)
United States	$22,895	$17,297	$18,189
International	4,785	5,929	1,456
	$27,680	$23,226	$19,645

Note 15—Summarized quarterly results (unaudited)

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

	First quarter(a)	Second quarter(a)	Third quarter(b)	Fourth quarter(c)	Full Year
	(restated)	(restated)	(restated)	(restated)	(restated)
2005
Revenues	$38,434	$40,898	$44,050	$39,725	$163,107
Operating expenses	38,020	43,380	46,454	44,415	172,268

Earnings (loss) from operations	414	(2,482)	(2,404)	(4,690)	(9,161)
Net earnings (loss)	811	(2,120)	5,252	(94)	3,850

Per share amounts:
Diluted earnings (loss) per share(1)	$0.08	$(0.24)	$0.56	$(0.01)	$0.41
Basic earnings (loss) per share(1)	0.09	(0.24)	0.60	(0.01)	0.43

2004
Revenues	$32,164	$32,572	$38,858	$32,665	$136,259
Operating expenses	37,368	42,762	45,285	43,688	169,103

Loss from operations	(5,204)	(10,190)	(6,427)	(11,023)	(32,844)
Net loss	(5,043)	(9,482)	(6,359)	(11,079)	(31,963)

Per share amounts:
Diluted loss per share(1)	$(0.59)	$(1.11)	$(0.74)	$(1.29)	$(3.72)
Basic loss per share(1)	(0.59)	(1.11)	(0.74)	(1.29)	(3.72)

(1)                                  Earnings (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

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

(c)                                  In the fourth quarter of 2005, we recorded $3.0 million in bonus expense and realized a $5.6 million gain before minority interest on the sale of the SCB office building.

Note 16—Commitments and contingencies

Liquidated damages provision in registration rights agreement

In December 2005, 3,000,000 shares of common stock and 1,950,000 shares of common stock underlying common stock purchase warrants were sold. We sold 1,750,000 shares of common stock and issued a warrant for 50% of those shares. The Company’s Chairman and Chief Executive Officer concurrently sold 1,250,000 and issued common stock purchase warrants for 50% of those shares.

We issued the common stock and warrants in a December 2005, $13.5 million in private placement in which we sold 3,000,000 units of our securities, each unit consisting of one share of common stock and one-half common stock purchase warrant, at $4.50 per unit, to a group of 17 nonaffiliated accredited investors and issued a unit warrant to our placement agent exercisable to purchase 300,000 units at $4.50 per unit and one-half common stock purchase warrant at $6.00 per share. We received $7.9 million in proceeds and netted approximately $7.2 million after expenses.

In connection with the transaction, we entered into a registration rights agreement which provides, for the Company to use its “best efforts” to file a registration statement for the resale of the 3,000,000 common shares and the 1,950,000 shares underlying the common stock purchase warrant to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the registration statement for a one year period subsequent to the effective date. If the issuer fails to have the registration statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% (per month) of the proceeds in cash) until the registration statement is declared effective or effectiveness is maintained. We have a maximum liability of six months under the registration rights agreement.

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

Accordingly, we estimate a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement which is reflected as a current liability in Other Accrued Expenses in our Consolidated Balance Sheet as of December 31, 2005. An additional $0.5 million was accrued during the six months ended June 30, 2006 due to delays resulting from the aforementioned restatement of prior period financial statements. The total of $0.7 million is reflected as a current liability in other accrued expenses in our Consolidated Balance Sheets, as of June 30, 2006.

Software commitment

In December 2005, we entered into a commitment for approximately $2.5 million for new software which includes licensing, training and maintenance.

Operating leases

We lease office space for administrative and training requirements. These leases expire from March 2006 to December 2012 (in thousands).

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

Note 17—Subsequent Events

On March 8, 2006, the Company issued 98,156 shares of common stock as a gift to the estate of Richard Brevoort, the Company’s former President and Chief Operating Officer who passed away in 2002. The Company has recorded an expense in the first quarter of $0.9 million representing the fair value of the securities issued, and the gross up of related income taxes of $0.3 million.

In August of 2006, we our Board of Directors declared a special dividend of $1.00 per share for those shareholders of record on September 15, 2006.  There is a separate current liability on our balance sheet in amount of $11.7 million.  The dividend was paid in October 2006.  This dividend has been treated as a return of capital for both accounting and tax purposes.

We have negotiated the purchase of a corporate jet to replace the current corporate aircraft.  The jet is a Citation VII with a purchase price of $6.4 million.  We anticipate approximately $0.3 million in renovations for a total investment of $6.7 million.  We are in negotiations to obtain $6.1 million (95.3% of the purchase price) in financing for the purchase.  The note will contain a 16 year amortization period with $0.6 million in annual debt service at an interest rate of approximately 6.1%.  Whitney Information Network, Inc. will provide a corporate guarantee.  The existing aircraft has been offered for sale.  It is expected that it will be sold for the approximate net book value of $1.7million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Whitney Information Network, Inc. and Subsidiaries
Cape Coral, Florida

We have audited the accompanying Consolidated Balance Sheets of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations and Comprehensive Earnings (Loss), Stockholders’ Deficit and Cash Flows for each of the three years in the period ended December 31, 2005. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Consolidated Financial Statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Note 1 to the Consolidated Financial Statements, the December 31, 2005, 2004 and 2003 Consolidated Financial Statements have been restated.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Ehrhardt Keefe Steiner & Hottman PC
August 14, 2006
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

Based on current SEC guidance related to the Sarbanes-Oxley Act for non-accelerated filers, we will comply with the management assessment of internal controls over financial reporting as required by Section 404(a) of Sarbanes-Oxley for our fiscal year beginning on or after December 16, 2006.  We anticipate that we will become an accelerated filer in 2007 and therefore we will be required to comply with these requirements for the year ending December 31, 2007.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information concerning each of our executives and directors is set forth below:

Name	Age	Position
Russell A. Whitney	50	Chairman of the Board of Directors and Chief Executive Officer
Nicholas S. Maturo	59	President and Chief Operating Officer
Alfred R. Novas	43	Chief Financial Officer
Ronald S. Simon	63	Executive Vice President, Secretary and Director
John F. Kane	53	Executive Vice President, Real Estate Education Division
Anil K. Singh	50	Vice President, Marketing
Frederick A. Cardin	60	Director
Chester P. Schwartz	61	Director
Stephen L. Cootey	37	Director
Anthony B. Petrelli	54	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

                Russell A. Whitney, Chairman of the Board of Directors and Chief Executive Officer.  Mr. Whitney is our founder and has been Chief Executive Officer of our Company and its predecessors since 1987. Mr. Whitney is also an active real estate investor for his own account and has written and published several books on wealth building topics.

Nicholas S. Maturo, President and Chief Operating Officer.  Mr. Maturo joined us in 2002, became our Chief Operating Officer in 2003 and President in 2004. He was the Chief Operating Officer of Food Trader, Inc. from 2000 to 2001. From 1981 to 2000, he held a number of executive positions with Kraft Foods and was Chief Information Officer when he left Kraft. Mr. Maturo earned a Bachelor of Commerce degree in finance and economics from McGill University and also completed the Executive General Management Program at McGill University.

Alfred R. Novas, Chief Financial Officer.  Mr. Novas joined us in 2006 from Novas and Associates where he led a strategic and financial planning consulting practice since 2002. From 2001 to 2002, Mr. Novas was President and Chief Executive Officer of Childtime Learning Centers, Inc. Prior to this, Mr. Novas held senior financial and executive positions with Burger King Corporation, The Pillsbury Company and Pizza Hut, Inc., a former division of PepsiCo, Inc. Mr. Novas started his career with Touche Ross & Co. (now Deloitte & Touche LLP), has a Bachelor of Business Administration degree from the University of Notre Dame and a Masters of Accounting from St. Thomas University.

Ronald S. Simon, Executive Vice President, Secretary and Director.  Mr. Simon is a Certified Public Accountant and has been our Acting Chief Financial Officer from 2004 through 2006 and a member of our Board of Directors since 1998. Mr. Simon was a self-employed certified public accountant from 1987 until he joined us as our Chief Financial Officer in 1998. In 2002, he was appointed our Executive Vice President. Mr. Simon holds a Bachelor of Science degree in accounting from the University of Illinois.

                John F. Kane, Executive Vice President, Real Estate Education Division.  Mr. Kane was appointed to his current position in 2003. He previously was the President of Precision Software Services, Inc., one of our wholly owned subsidiaries, since 1993.

Anil K. Singh, Vice President, Marketing.  Mr. Singh was appointed in 2004. Prior to joining us, he was Vice President, Marketing for The Markets, LLC from 2002 to 2004. Mr. Singh was Chief Marketing Officer at Paytrust, Inc. from 2000 to 2001. He also held senior marketing positions at American Business Financial Services, Inc., Advanta Corporation and Time Warner, Inc.

Frederick A. Cardin, Director.  Dr. Cardin has been a director since 2003. Since 1996, he has been managing director of Harvard Growth Strategies, a consulting firm which advises clients on business strategies, financing and marketing. From 1974 to 1981, he was a member, and subsequently a partner and a director, of the Cambridge Research Institute, a strategic planning consulting firm in Cambridge, Massachusetts. From 1970 to 1971 he held a faculty appointment in international finance at the Harvard Business School. Dr. Cardin earned his Masters of Business Administration with distinction and his

Doctorate in Finance from the Harvard Graduate School of Business Administration. He earned a Bachelor’s degree in economics summa cum laude from Tufts University.

Chester P. Schwartz, Director.  Mr. Schwartz has been a director since 2003. Since 1970 he has been engaged in the private practice of law in Denver, Colorado, specializing in real estate and commercial law. He earned a Bachelor of Science degree in business administration and accounting and a Juris Doctor degree from the University of Colorado.

Stephen L. Cootey, Director.  Mr. Cootey joined us as a director in 2006. Since 2004 he has been a Principal at Prides Capital LLC, an affiliate of Prides Capital Fund I, L.P. and an investment firm specializing that actively invests in small- and micro-cap public and private companies. Prides Capital Fund I LP is a 14.1% stockholder of us, and Mr. Cootey was appointed as one of our directors at the request of Prides Capital Fund I, LP. From 2001 to 2004, Mr. Cootey was a Vice President with Credit Suisse First Boston. Prior to that time, Mr. Cootey maintained over six years of management consulting and operational experience at the Goldman Sachs Group, Inc. and Andersen Consulting. He is a director of eDiets.com, Inc., a NASDAQ traded public company. Mr. Cootey holds a B.A. in physics and government from Bowdoin College in Brunswick, Maine and a Masters of Business Administration from the Columbia Business School in New York, New York.

Anthony B. Petrelli, Director.  Mr. Petrelli joined us as a director in 2006. Since 1987 he has been the Senior Vice President and a director of Neidiger, Tucker, Bruner, Inc. a Denver, Colorado based securities brokerage firm. His responsibilities at Neidiger include managing its Corporate Finance and Investment Banking Department. He is also a member of the firm’s Management Committee and administers the distribution and syndication of its public underwritings and private placements. Since 2003 he has been Chairman, President and a director of the National Investment Banking Association (NIBA). Since 1991 he has served on a number of committees of the National Association of Securities Dealers, Inc. (NASD), most recently as a member of the NASD’s Statutory Disqualifications Committee, Vice Chairman of the NASD’s National Adjudicatory Council and member of the NASD’s Corporate Finance Committee and its Small Firm Advisory Board. He earned a Bachelor of Science degree and Masters of Business Administration degree from the University of Colorado.

Committees of the Board of Directors

Audit Committee

Our Board of Directors has established a standing Audit Committee that consists of three directors. The current members of the Audit Committee are Messrs. Schwartz, Cardin and Petrelli. Mr. Schwartz is the Audit Committee Chairman. The Board of Directors has determined that each of these directors is “independent” as defined and as required by the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate and that Mr. Schwartz further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the Securities and Exchange Commission.

The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our Consolidated Financial Statements, reports and other disclosures provided to stockholders, the system of internal controls and the audit process. Its duties include reviewing the adequacy of our internal accounting and financial controls, reviewing the scope and results of the audit plans of our independent and internal auditors, reviewing the objectivity, effectiveness and resources of the internal audit function, and assessing our financial reporting activities and accounting standards and principles. The Audit Committee also selects and engages our independent auditors and approves their fees. In 2005, the Committee met four times. In 2006, through October 30, 2006, the Audit Committee met five times.

The Audit Committee has considered whether the provision of non-audit services performed by our independent auditors is compatible with maintaining that firm’s independence.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Messrs. Schwartz, Cardin and Petrelli. Mr. Schwartz is our Governance and Nominating Committee Chairman. The Governance and Nominating Committee monitor the implementation of the Company’s corporate Governance Guidelines, to prepare and supervise the Board’s Annual Reviews and Director Independence and to identify review and evaluate candidates for election as director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning compensation paid to our executive officers for the calendar years indicated.

						Long Term Compensation Awards
						Restricted	Shares
Name and Principal	Annual Compensation			Other Annual		Stock	Underlying	All Other
Position in 2005	Year	Salary	Bonus	Compensation(1)		Award(s)	Options	Compensation
Russell A. Whitney, Chairman	2005	$659,189	$850,000	$78,170	(2)	—	125,000	—
of the Board and Chief	2004	553,846	600,000	—		—	—	—
Executive Officer	2003	400,000	275,000	—		—	75,000	—

Nicholas S. Maturo, President	2005	$275,000	$250,000				100,000
and Chief Operating Officer	2004	230,769	125,000	—		—	100,000	—
	2003	180,000	20,000	—		—	45,000	—

Ronald S. Simon, Exec. Vice	2005	$275,000	$300,000				100,000
President, Acting Chief	2004	230,769	125,000	—		—	100,000	—
Financial Officer, Secretary and Director	2003	180,000	75,000	—		—	50,000	—

John F. Kane, Executive Vice	2005	$215,385	$200,000				100,000
President, Real Estate	2004	190,785	75,000	—		—	25,000	—
Education Division	2003	120,000	15,000	—		—	25,000	—

Anil K. Singh, Vice President,	2005	$184,423	$100,000	—		—	50,000
Marketing	2004	131,924	15,000	$22,904	(3)	—	20,000	—

(1)	In accordance with SEC rules, disclosure is omitted where total Other Annual Compensation is less than $50,000 or 10% of the total annual salary and bonus.

(2)	Represents speaker fees at conferences of $65,135 and non-business use of corporate airplane in the amount of $13,035.

(3)	Represents relocation expense reimbursement.

Employment Agreements

In 2003, we entered into an employment agreement with Mr. Whitney which expires in 2007. The agreement provided an initial salary of $400,000 per year, together with bonuses to be granted by the Compensation Committee of our Board of Directors, and customary employee benefits, including health insurance. The Compensation Committee established Mr. Whitney’s salary at $600,000 for 2006. Bonuses granted by the Board of Directors to Mr. Whitney are determined by the Compensation Committee and have historically been between 50% and 150% of his salary, depending upon our level of net earnings, cash flows and revenue growth.

Also in 2003, we also entered into employment agreements with Messrs. Maturo, Simon and Kane, providing for initial annual salaries of $180,000, $180,000, and $172,000, respectively. The employment agreements expire in 2007. The Compensation Committee established annual salaries of $300,000, $300,000 and $250,000 for Messrs. Maturo, Simon and Kane, respectively in 2006. We have instituted a cash bonus plan which will be administered by the Compensation Committee of our Board of Directors. Under the bonus plan, employees, including all of our executive officers, except our Chief Executive Officer, may receive cash bonuses in accordance with our Incentive Plan based upon a number of factors, including the meeting or exceeding of internally prepared budgets and forecasts, along with other subjective criteria.

The following table sets forth certain information regarding grants of stock options to Russell A. Whitney, Nicholas S. Maturo, Ronald S. Simon, John F. Kane and Anil K. Singh, the executive officers who received stock options during the years 2003 through 2005. The fair value of the grants has been estimated utilizing the Black Scholes option pricing.

Name	Number of underlying securities options granted during last 12 months	% of total options granted during last 12 months	Exercise or base price per share	Expiration date	Grant date present value
Russell A. Whitney	125,000	21.2%	$5.60	11/1/2015	$1,057,500
Nicholas S. Maturo	100,000	16.9%	$5.60	11/1/2015	$846,000
Ronald S. Simon	100,000	16.9%	$5.60	11/1/2015	$846,000
John F. Kane	100,000	16.9%	$5.60	11/1/2015	$846,000
Anil K. Singh	50,000	8.5%	$5.60	11/1/2015	$423,000

(1)                                  Our present value computations were based upon the following assumptions: 77.9% volatility, ten year life, risk free rate of return of 4.35% and a 0% dividend yield.

The following table sets forth, on an aggregated basis, each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options.

Name	Shares acquired on exercise	Value realized	# of securities underlying unexercised options at December 31, 2005	Value of unexercised in-the-money options at December 31, 2005
Russell A. Whitney	0	0	192,200	$989,028
Nicholas S. Maturo	0	0	245,000	$1,206,250
Ronald S. Simon	0	0	543,000	$3,543,125
John F. Kane	0	0	165,000	$816,600
Anil K. Singh	0	0	70,500	$324,500

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

We have reserved 2,187,500 shares of common stock for issuance under the plan, which is administered by the Compensation Committee of our Board of Directors. Under the plan, the Compensation Committee determines which individuals will receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option and the option price. As of September 5, 2006, options to purchase 1,480,350 shares of common stock at exercise prices ranging from $1.81 per share to $10.80 per share were outstanding under the plan. Of these options, 1,205,200 have been issued to executives and directors at exercise prices ranging from $1.81 per share to $10.80 per share.

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

Name of Owner	Number of Shares	Percent of Class(1)
Russell A. Whitney(2)	5,531,819	40.6%
Nicholas S. Maturo(3)	250,000	1.8
Alfred R. Novas(4)	25,000	*
Ronald S. Simon(2)(5)	478,175	3.5
John F. Kane(6)	350,833	2.6
Anil K. Singh(7)	60,500	*
Frederick A. Cardin(8)	25,000	*
Chester P. Schwartz(9)	25,269	*
Stephen L. Cootey(10)	5,000	*
Anthony B. Petrelli(11)	5,000	*
All officers and directors as a group (ten persons)	6,756,596	49.6
Prides Capital Fund I, LP(12)	1,650,000	12.1
Heartland Value Fund(13)	900,000	6.6
QVT Fund LP(14)	600,000	4.4

*	Less than 1%
(1)	Includes stock options and common stock purchase warrants exercisable within 60 days from the date of the prospectus.
(2)

Includes 9,619 shares of common stock and 297,200 stock options held by Mr. Whitney and members of his family. All of Mr. Whitney’s shares of common stock are held in International Securities 3, LLC, a limited liability company owned by Mr. Whitney and his wife and managed by Mr. Simon.

(3)	Includes 245,000 stock options.
(4)	Comprised of 25,000 stock options.
(5)	Includes 443,000 stock options.
(6)	Includes of 125,000 stock options.
(7)	Includes 60,000 stock options.
(8)	Comprised of 25,000 stock options.
(9)	Includes 25,000 stock options.
(10)

Mr. Cootey, an employee of Prides Capital LLC, does not vote the shares owned by Prides Capital Fund I, LP and disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest in Prides Capital LLC.

(11)	Comprised of 5,000 stock options.
(12)	Includes 550,000 common stock purchase warrants.
(13)	Includes 300,000 common stock purchase warrants.
(14)	Includes 200,000 common stock purchase warrants.

ITEM 13 CERTAIN RELATIONSHOPS AND RELATED TRANSACTIONS

We lease 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for shipping, and 4,802 square feet at 1630 SE 47th Terrace which we use as a Training Center and for storage, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman of the Board and Chief Executive Officer, and his wife, Ingrid Whitney. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004, respectively. We are on a month-to-month basis with respect to 1611 East Cape Coral Parkway that expired in March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

Between 2002 and 2005, Mr. Whitney benefited from our students’ purchase of residential lots and the construction of homes on lots they acquire in the Cape Coral, Florida area because the students purchased these lots from Mr. Whitney or from other lot owners. The students were presented this opportunity at one of our advanced real estate courses by realtors representing Gulfstream Development Corp. (“Gulfstream”), a company owned 25% by Mr. Whitney. We had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream. The purchase price of lots sold by Mr. Whitney was consistent with lot prices sold by others in the Cape Coral area. Gulfstream often constructs homes on lots owned by our students. Through an informal arrangement with Gulfstream, we receive $1,000 for every Gulfstream home built for our students, amounting to $0.3 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

We also have investments in three entities in which our Chairman and Chief Executive Officer and Executive Vice President, Secretary have minority ownership interests. The entities are Rancho Monterey, S.A., Monterey del Este, S.A. and Monterey del Mar, S.A., which is described in more detail under Noncore Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operation. Our Chief Executive Officer owns 11% of Rancho Monterey, S.A. and 8% of Monterey del Este, S.A. Our Executive Vice President, Secretary owns 1% of Rancho Monterey, S.A.

In our view, the terms of the transactions described above are no less favorable than could have been obtained from independent third parties. All affiliated transactions must be approved by a majority of the independent and disinterested members of our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted the audit of our financial statements for the year ended December 31, 2005. It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the Securities and Exchange Commission. As a result, our directors do specifically approve, in advance, non-audit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence.

        EKS&H’s audit fees billed to us during 2005 were $339,520 Audit related fees billed to us during 2005 were approximately $29,196 for the audit of the Company’s 401(k) plan, tax fees billed to us during 2005 for tax services were approximately $74,815 and other fees billed to us during 2005 were $233,783 which was primarily to work related to Form S-1 registration statements filed with the Securities and Exchange Commission. We have concluded that the provision of services by EKS&H is compatible with maintaining its independence.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Title
3.01	Articles of Incorporation of the Registrant, as amended(1)

3.02	Bylaws of the Registrant(2)

5.01	Opinion of Law Office of Gary A. Agron regarding legality of the common stock (includes consent)(5)

5.02	Opinion of Law Office of Gary A. Agron regarding legality of the common stock (revised)(5)

10.01	Securities Purchase Agreement—Private Placement(5)

10.02	Stockholders Agreement—Private Placement(5)

10.03	Registration Rights Agreement—Private Placement(5)

10.04	Warrant Agreement—Private Placement(5)

10.05	1998 Stock Option Plan(3)

10.06	Employment Agreement with Mr. Whitney(4)

10.07	Employment Agreement with Mr. Simon(4)

10.08	Employment Agreement with Mr. Maturo(4)

10.10	Employment Agreement with Mr. Kane(4)

21.01

The Registrant has ten active subsidiaries as follows: Precision Software Services, Inc.; Intelligence Network, Inc.; Whitney Canada, Inc.; Whitney Consulting Services, Inc.; Whitney Education Group, Inc.; Whitney Internet Services, Inc.; Whitney Mortgage.com, Inc.; Whitney U.K., Limited; Coral Aviation, Inc.; American Home Buyers Alliance, Inc., and EduTrades, Inc. The Registrant also has two inactive subsidiaries.

23.02	Consent of Ehrhardt Keefe Steiner & Hottman, PC, an independent registered certified public accounting firm(5)

23.03	Consent of Ehrhardt Keefe Steiner & Hottman, PC, an independent registered certified public accounting firm(5)

23.04	Consent of Ehrhardt Keefe Steiner & Hottman, PC, an independent registered certified public accounting firm(5)

23.05	Consent of Ehrhardt Keefe Steiner & Hottman, PC, an independent registered certified public accounting firm(5)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 SB/12G dated March 6, 2001, designated Exhibit 3.1 therein.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 SB/12G dated March 6, 2001, designated Exhibit 3.2 therein.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 SB/12G dated March 6, 2001, designated Exhibit 99.3 therein.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 dated July 9, 2003, designated Exhibits 10.07 through 10.11 therein.
(5)	Previously filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Whitney Information Network, Inc.

Dated: November 13, 2006	By:	/s/ RUSSELL A. WHITNEY
Russell A. Whitney
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on November 13, 2006.

Signature	Title

/s/ RUSSELL A. WHITNEY	Chairman of the Board and Chief Executive Officer
Russell A. Whitney

/s/ NICHOLAS S. MATURO	President and Chief Operating Officer
Nicholas S. Maturo

/s/ ALFRED R. NOVAS	Chief Financial Officer
Alfred R. Novas

/s/ RONALD S. SIMON	Executive Vice President, Secretary and Director
Ronald S. Simon

/s/ FREDERICK A. CARDIN	Director
Frederick A. Cardin

/s/ CHESTER P. SCHWARTZ	Director
Chester P. Schwartz

/s/ STEPHEN L. COOTEY	Director
Stephen L. Cootey

/s/ ANTHONY B. PETRELLI	Director
Anthony B. Petrelli