Form 10-Q
period 2006-09-30
WHITNEY INFORMATION NETWORK INC
filed 2006-11-14
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 30, 2006

WHITNEY INFORMATION NETWORK, INC.

(Exact name of registrant as specified in its charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	File Number)	Identification Number)

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

There were 11,729,109 shares of common stock outstanding as of November 13, 2006.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$55,192	$33,244
Restricted cash	6,667	5,406
Accounts receivable, net	6,034	3,789
Notes receivable, current portion	2,083	1,785
Deferred course expenses, current portion	16,847	14,401
Prepaid advertising and other	3,056	2,841
Inventory	1,118	1,087
Deferred registration costs	918	315

Total current assets	91,915	62,868

Notes receivable, net of current portion	7,102	9,158
Property and equipment, net	10,133	10,082
Investment in related parties	2,548	2,103
Investment in real estate joint venture	2,716	2,716
Intangible assets, net	5,149	5,754
Goodwill	2,000	2,000
Deferred tax asset	7,287	7,287
Deferred course expenses, net of current portion	186	99
Other assets	187	136

	$129,223	$102,203
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,689	$3,691
Dividends payable	11,728
Income taxes payable	134	356
Accrued course expenses	1,285	1,841
Other accrued expenses	11,597	7,377
Due to stockholder from sale of common stock and warrants	2,250	5,110
Long term debt, current portion	1,042	462
Deferred revenue, current portion	147,003	116,777

Total current liabilities	179,728	135,614

Long term debt, net of current portion	5,683	2,912
Deferred revenue, net of current portion	507	224

Total liabilities	185,918	138,750

Minority interest		3,939

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 11,728,159 and 10,455,910 shares issued and outstanding, as of September 30, 2006 and December 31, 2005, respectively	3,823	10,593
Paid-in capital	1,107	449
Foreign currency translation adjustment	(1,092)	(650)
Accumulated deficit	(60,533)	(50,878)

Total stockholders’ deficit	(56,695)	(40,486)
	$129,223	$102,203

See notes to Consolidated Financial Statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)

Revenue	$52,340	$44,052	$144,754	$123,383

Operating expenses:
Direct course expenses	28,907	26,419	82,383	72,338
Advertising and sales expense	16,299	14,010	47,162	37,505
General and administrative expense	8,976	6,025	26,257	18,011
	54,182	46,454	155,802	127,854
Loss from operations	(1,842)	(2,402)	(11,048)	(4,471)

Other income:
Other income	17	798	84	501
Interest income (expense), net	759	(146)	1,521	103
Equity (loss) earnings from related parties	(31)	17	(9)	10
(Loss) gain on asset disposition	(163)	253	(163)	777
	582	922	1,433	1,391

Loss before income taxes	(1,260)	(1,480)	(9,615)	(3,080)

Minority interest		55		345

Income tax (provision) benefit		6,679	(39)	6,679

Net (loss) earnings	$(1,260)	$5,254	$(9,654)	$3,944

Effect of foreign exchange rates	(310)	152	(442)	(36)

Comprehensive (loss) earnings	$(1,570)	$5,406	$(10,096)	$3,908

(Loss) earnings per share:
Diluted	$(0.11)	$0.56	$(0.88)	$0.44

Basic	$(0.11)	$0.60	$(0.88)	$0.45

Weighted average common shares outstanding:
Diluted	11,186	9,321	10,964	9,052

Basic	11,186	8,705	10,964	8,695

See notes to Consolidated Financial Statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine months ended September 30,
	2006	2005
		(restated)
Operating activities:
Net (loss) earnings	$(9,654)	$3,944
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,339	1,407
Stock compensation and warrants expense	664
Stock gift	937
Loss (gain) on asset disposition	163	(777)
Minority interest		(345)
Equity in earnings from related parties	9	(10)
Changes in operating assets and liabilities:
Restricted cash	(1,261)	(5,832)
Accounts receivable, net	(2,245)	(2,101)
Prepaid advertising and other	(215)	(1,173)
Inventory	(31)	278
Deferred course expenses	(2,533)	(2,411)
Deferred tax asset, net of deferred tax liability		(6,679)
Other assets	(51)	(6)
Accounts payable	998	(1,562)
Accrued course expenses	(556)	(707)
Deferred revenue	30,509	28,726
Other accrued expenses	4,222	2,270
Income taxes payable	(222)	(142)
Net change in operating working capital	28,615	10,661
Cash provided by operations	22,073	14,880

Investing activities:
Purchase of property and equipment	(611)	(460)
Purchase of goodwill and intangible assets		(333)
Proceeds from sale of assets		3,127
Proceeds received on notes receivable	1,758
Investments and advances to related parties, net	(455)	(109)
Minority interest distribution	(44)
Cash provided by investing activities	648	2,225

Financing activities:
Payment to stockholder from sale of common stock	(5,110)
Due to stockholder from sale of common stock warrants	2,250
Principal payments on long term debt	(353)	(1,438)
Proceeds from exercise of stock options and warrants	4,156	1
Stock offering and registration costs	(1,274)	(141)
Cash used in financing activities	(331)	(1,578)

Effect of foreign currency translation	(442)	(24)
Increase in cash and cash equivalents	21,948	15,503
Cash and cash equivalents, beginning of period	33,244	4,667
Cash and cash equivalents, end of period	$55,192	$20,170

See notes to Consolidated Financial Statements

Supplemental cash flow information:

Cash received for interest was $1.9 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash paid for interest was $0.4 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Supplemental disclosure of noncash activity:

Long term debt of $3.6 million was added in March 2006 in connection with our acquisition of the remaining 50% interest in SCB Building, LLC

In 2005, 85,470 shares of common stock, valued at $0.2 million, were issued along with $0.3 million in cash in connection with the acquisition of SpeakTek, Inc.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Basis of presentation

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The following information is unaudited. Tabular dollars are in thousands, except per share amounts. All per share amounts reflect common per share amounts. Certain reclassifications were made to prior year amounts to conform to the 2006 presentation. This report should be read in conjunction with our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

The terms “Company”, “we”, “us” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.

Restatement

Overview

On May 15, 2006, we determined and announced that we would restate certain historical financial results. The Consolidated Statements of Operations and Comprehensive (Loss) Earnings and Cash Flows for the three and nine months ended September 30, 2005 and the Consolidated Balance Sheet as of December 31, 2005 included in this report have been restated from previous filings as described in our Form 10K/A filed on November 13, 2006.  Certain of our material control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2005.  The effect of the restatement on our statement of financial position at the end of the reported periods is summarized in the tables below.

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

Summary effects of restatement

The restatements had the following net earnings effect for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Revenue recognition policy change	$(3,323)	$(8,716)
Timing of accruals	(561)	(2,933)
Teleconferencing and subscription deferral policy	69	(783)
Decrease in net earnings	$(3,815)	$(12,432)

Diluted earnings per share, as previously reported	$0.97	$1.76
Basic earnings per share, as previously reported	$1.04	$1.88

Diluted earnings per share, as restated	$0.56	$0.42
Basic earnings per share, as restated	$0.60	$0.45

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

The original revenue recognition policy was established at the inception of our European operations and was initially driven by customer service and capacity considerations. As the United Kingdom operations matured, we sought to establish conformity with our North American operations’ revenue recognition policy; therefore, the revenue recognition policy changed in May 2005 to recognize revenue upon the earlier of attendance or the student contract’s expiry. In the second quarter of 2005, we changed the United Kingdom revenue recognition policy and recorded approximately $1.3 million in revenue in connection with expired contracts.

In connection with the review of our Registration Statement on Form S-1, we had discussions with Staff members of the Securities and Exchange Commission (“SEC”) regarding the May 2005 change in policy with respect to revenue recognition in the United Kingdom. Through these discussions, we identified errors in the application of our revenue recognition policy in compliance with generally accepted accounting principles in the United Kingdom and in North America because our business practice of allowing students to complete courses after the expiration of their contracts was not consistent with our revenue recognition policy in the United Kingdom and North America between 2001 and 2005.

Accordingly, we elected to restate our Consolidated Financial Statements to correct these errors. Upon implementation of the new revenue recognition policy, we restated our Consolidated Financial Statements from 2001 through and including 2005. These restatements resulted in recognition of revenue based upon when the course is attended or once the likelihood of attendance by the student becomes remote, as described further in our revenue recognition policy.

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

With respect to our EduTrades division and United Kingdom, we expect to have sufficient data to apply course breakage by the end of 2006.  Accordingly, we anticipate reflecting course breakage as contemplated above for the quarter ending December 31, 2006, for the courses sold during the beginning of the first quarter 2004 through the fourth quarter of 2006 which remains expired and unattended.  We expect to recognize between approximately $18 million and $22 million of deferred revenue in the fourth quarter of 2006 from the initial application of course breakage related to the period prior to January 1, 2006 in our EduTrades division and United Kingdom businesses.

As a result of applying this policy, during the three months and nine months ended September 30, 2006, we recognized $5.8 million and $15.8 million, respectively, in revenue related to course breakage versus the three and nine months ended September 30, 2005 in which we recognized $2.6 million and $13.9 million, respectively.

Reclassifications

We reviewed the classification of expenses by both period and line item, and restated the 2005 Consolidated Financial Statements as necessary for comparability with the current period’s presentation. These changes and reclassifications had no cumulative effect on reported earnings, cash flows or adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) for the year ended December 31, 2005.

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

In response to the issues raised described above, we:

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

Effects of restatement and reclassifications

The following tables set forth the effects of the restatement and reclassifications on affected line items within our previously reported Consolidated Statements of Operations for the three and nine months ended September 30, 2005.  All financial information is unaudited and expressed in thousands:

	Revenue	Direct course expenses	Advertising & sales expense	General & admin. expenses	Total operating expenses	Earnings (loss) from operations	Other income	Interest (expense) income, net	Equity earnings	Gain on sale of assets	Earnings before taxes and minority interest	Minority interest	Income Tax	Net Earnings (loss)
Three months ended September 30, 2005, as previously reported	$46,820	$27,248	$13,549	$4,610	$45,407	$1,413	$798	$(146)	$17	$253	$2,335	$55	6,679	$9,069

Reclassifications:

Payroll & related costs		116	(720)	688	84
Commissions	885	(322)	1,124		802
Product cost		(11)	11
Event staging		(103)	103
Administrative & other costs		(16)	(3)	18	(1)
Other income

As reclassified	47,705	26,912	14,064	5,316	46,292	1,413	798	(146)	17	253	2,335	55	6,679	9,069

Restatements:

Revenue recognition policy change	(3,728)	(405)			(405)	(3,323)					(3,323)			(3,323)
Revenue deferral policy	75	60	(54)		6	69					69			69
Accrual timing		(148)		709	561	(561)					(561)			(561)

Three months ended September 30, 2005, as restated	$44,052	$26,419	$14,010	$6,025	$46,454	$(2,402)	$798	$(146)	$17	$253	$(1,480)	$55	6,679	$5,254

	Revenue	Direct course expenses	Advertising & sales expense	General & admin. expenses	Total operating expenses	Earnings (loss) from operations	Other income	Interest (expense) income, net	Equity earnings	Gain on sale of assets	Earnings before taxes and minority interest	Minority interest	Income Tax	Net Earnings (loss)
Nine months ended September 30, 2005, as previously reported	$133,510	$71,317	$38,364	$15,841	$125,522	$7,988	$475	$103	$10	$777	$9,353	$345	6,679	$16,377

Reclassifications:

Payroll & related costs		704	(720)	16
Commissions	885	885			885
Product cost
Event staging
Administrative & other costs
Other income

As reclassified	134,395	72,906	37,644	15,857	126,407	7,988	475	103	10	777	9,353	345	6,679	16,377

Restatements:

Revenue recognition policy change	(9,685)	(969)			(969)	(8,716)					(8,716)			(8,716)
Revenue deferral policy	(1,327)	(405)	(139)		(544)	(783)					(783)			(783)
Accrual timing		806		2,154	2,960	(2,959)	26				(2,933)			(2,933)

Nine months ended September 30, 2005, as restated	$123,383	$72,338	$37,505	$18,011	$127,854	$(4,471)	$501	$103	$10	$777	$(3,080)	$345	6,679	$3,944

December 31, 2005 Consolidated Balance Sheet

The accompanying Consolidated Balance Sheet as of December 31, 2005 has been adjusted to reflect the cumulative effect of restatements to prior years. The following table summarizes the effect of the restatements on the December 31, 2005 Consolidated Balance Sheet (in thousands).

	December 31, 2005
	As
	previously	As
	reported	restated

Effects of Restatement
Deferred course expenses	$9,513	$14,401
Deferred course expenses, noncurrent		99
Total assets	$97,216	$102,203

Deferred revenue	$80,580	$116,777
Deferred revenue, noncurrent		224
Total liabilities	$102,329	$138,750

Foreign currency translation adjustment	$(337)	$(650)
Accumulated deficit	(19,757)	(50,878)
Total stockholders’ deficit	(9,052)	(40,486)
Total liabilities and stockholders’ deficit	$97,216	$102,203

\\

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN No. 48 provides guidance on recognizing, measuring, presenting and disclosing uncertain tax positions that a company has taken or expects to take on a tax return. Our effective date for adopting FIN No. 48 is as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit.  We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108,  Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements, including assessing both the carryover and reversing effects of prior year misstatements on the current year’s financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We are currently assessing the impact of the adoption of SAB No. 108 on our Consolidated Financial Statements.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of the adoption of SFAS No. 157 on our Consolidated Financial Statements.

The FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”) in June 2006. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The Task Force observed that because the tentative conclusion in this Issue requires only the presentation of additional disclosures, we would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. The provisions of EITF No. 06-03 become effective as of January 1, 2007. We are currently examining the impact of adopting EITF No. 06-03 on our Consolidated Financial Statements.

On June 20, 2006, the proposed FASB Staff Position EITF 00-19-b, Registration Payment (Registration Rights) Agreements (“FSP 00-19-b”), to determine the accounting for registration rights agreements was issued. The FASB decided to:

•      Limit the scope of the proposed FSP EITF 00-19-b, “Accounting for Registration Payment Arrangements,” to registration payment arrangements

•      Separately recognize and measure, for the issuer and holder, registration payment arrangements using a model consistent with the accrual of loss contingencies under FASB Statement No. 5, Accounting for Contingencies, regardless of legal form

•      Require disclosures similar to those required in paragraphs 13(a)–13(c) of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others

•      Apply the proposed FSP using a limited retrospective approach for all existing arrangements and include examples of the application of such transition in the proposed FSP

•      Direct the staff to prepare a ballot draft of the proposed FSP with a comment period of 45 days. The proposed FSP would be effective in the first fiscal year after issuance of the final FSP.

If the proposed FSP 00-19-b is declared effective, we do not anticipate any cumulative effect as the proposal is consistent with our accounting treatment.

Note 2 - Related parties transactions

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

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway (“1611 Cape Coral Parkway”), approximately 9,000 square feet of space at 1625 East Cape Coral Parkway (“1625 Cape Coral Parkway”) which is used for offices and shipping, and 4,802 square feet at 1630 SE 47th Terrace which we use as a training facility and for storage, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of Russell A. Whitney, our Chairman and Chief Executive Officer, and his wife, Ingrid Whitney. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $13,125 and $7,238 respectively. We are on a month-to-month basis with respect to the 1611 Cape Coral Parkway lease that expired in March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

We have an arrangement with Gulfstream Development Corp.; a company owned 25% by our Chairman and Chief Executive Officer. Under this arrangement we receive $1,000 for each home constructed by Gulfstream for one of our students, who are presented an opportunity to purchase lots at one of our advanced real estate courses by realtors representing Gulfstream. We have no interest in the lots, nor any involvement in dealings between students and the realtors or Gulfstream. We have recorded $0.2 million in revenue under this arrangement during the first nine months ended September 30, 2006.  There was no revenue recorded under this arrangement during 2005.

Our Chairman and Chief Executive Officer, Executive Vice President, Secretary and an employee of the Company are officers of and investors in a limited liability company that has sold or is selling membership interests to our students.  A member of our Board of Directors is also an investor in this limited liability company. The Company does not receive any remuneration from the limited liability company.

Note 3 - Property and equipment

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
	(unaudited)
Land	$1,813	$1,728
Building	4,863	4,778
Airplane	2,114	2,114
Software	1,606	1,114
Equipment	1,325	1,253
Furniture and fixtures	782	772
Leasehold improvements	1,512	1,474
	14,015	13,233
Less accumulated depreciation	(3,882)	(3,151)
	$10,133	$10,082

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Depreciation expense	$237	$248	$730	$787

Note 4 - Intangible assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Customer lists and databases	$5,943	$5,943
Trademarks	1,050	1,050
Other intangibles	795	795
	7,788	7,788
Less accumulated amortization	(2,639)	(2,034)
	$5,149	$5,754

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Amortization expense	$202	$202	$609	$620

Future amortization expense of intangibles is as follows (unaudited, in thousands):

Year 1	$656
Year 2	629
Year 3	629
Year 4	629
Year 5	629
Thereafter	1,977
$5,149

Note 5 - Long term debt

Long term debt consists of (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
Notes payable to individuals for the purchase of equity interest in SCB Building LLC. Principal and interest payment beginning in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$3,585

Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	1,888	$1,962

Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by an airplane. The note is personally guaranteed (up to $0.2 million) by the majority stockholder.	996	1,035

Note payable to an individual for purchase of equity interest in Rancho Monterey. Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by the Company’s stock.	246	345

Other installment notes payable	10	32
	6,725	3,374
Less current portion	(1,042)	(462)
	$5,683	$2,912

The following reflects our commitments for debt and other commitments as of September 30, 2006 (in thousands):

	Debt	Operating lease commitments	Total
Year 1	$1,042	$891	$1,933
Year 2	458	705	1,163
Year 3	356	665	1,021
Year 4	360	554	914
Year 5	366	425	791
Thereafter	4,143	549	4,691

	$6,725	$3,788	$10,513

Note 6 - Stock options and warrants

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

Effective January 1, 2006, we adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. “123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on a straight line basis over the service periods of each award. We estimated forfeiture rates for the third quarter of 2006 based on historical experience.

Prior to 2006, we accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB No. 25, we were required to record expense over the vesting period for the value of options granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Our net earnings and net earnings per share for the nine months ended September 30, 2005 would have been reduced if compensation cost related to stock options had been recorded in the Consolidated Financial Statements based on fair value at the grant dates.

The estimated fair value of the options granted during 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the 2006 Black Scholes model:

Risk free interest rate	3.76-4.64%
Weighted average volatility	78.5%
Dividend yield	0.0%
Expected term	6.5 Years
Weighted average fair market value at grant date	$5.12

The Black Scholes model incorporates assumptions to value stock based awards. The risk free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of our stock. We generally use the average of the vesting period and the life of the grant to estimate the option term timing within the valuation model. This methodology is not materially different from our historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior, with regard to option exercise timing and forfeiture rates, are considered separately for valuation and attribution purposes.

As a result of adopting SFAS No. 123R, the impact to the Consolidated Financial Statements for net loss for the three and nine months ended September 30, 2006 was $0.2 million and $0.6 million, respectively, higher than if we had continued to account for stock based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.00 and $0.00 per share, respectively. Pro forma net earnings, as if the fair value based method had been applied to all awards, are as follows (unaudited, in thousands, except for per share amounts):

	Three months ended September 30,
	2006	2005
		(restated)
Net (loss) earnings - as reported	$(1,260)	$5,254
Add: Stock–based compensation programs recorded as expense, net of related tax effect	167
Deduct: Total stock–based employee compensation expense, net of related tax effect	(167)	(75)
Pro forma net (loss) earnings	$(1,260)	$5,179
(Loss) earnings per share:
Diluted – as reported	$(0.11)	$0.56
Diluted – pro forma	$(0.11)	$0.56

Basic – as reported	$(0.11)	$0.60
Basic – pro forma	$(0.11)	$0.59

	Nine months ended September 30,
	2006	2005
		(restated)
Net (loss) earnings – as reported	$(9,654)	$3,944
Add: Stock–based compensation programs recorded as expense, net of related tax effect	576
Deduct: Total stock–based employee compensation expense, net of related tax effect	(576)	(253)
Pro forma net (loss) earnings	$(9,654)	$3,691
(Loss) earnings per share:
Diluted – as reported	$(0.88)	$0.44
Diluted – pro forma	$(0.88)	$0.41

Basic – as reported	$(0.88)	$0.45
Basic – pro forma	$(0.88)	$0.42

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation expense:
Pretax compensation expense	$167	$—	$576	$—
Income tax benefit
Stock option expense, net of the related tax effect	$167	$—	$576	$—

As of September 30, 2006, $1.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years.

Activity under our stock option plan during the nine months ended September 30, 2006 is as follows (unaudited, in thousands, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at January 1, 2006	1,985	$3.56
Granted	35	8.33
Exercised	(689)	2.16
Forfeited	(69)	3.35
Outstanding at September 30, 2006	1,262	4.48	7.34	$4,533
Exercisable at September 30, 2006	729	$3.73	6.25	$3,152

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $4.7 million. Exercise of options during the first three and nine months of 2006 resulted in cash receipts of $0.5 million and $1.5 million, respectively.

Warrants

The following table presents the composition of warrants outstanding at September 30, 2006 (unaudited, in thousands except per share data):

Exercise prices	Warrants granted	Warrants exercisable	Remaining life in years
$4.60	14	14	4.0
$5.25	100	100	2.7
$6.00	568	568	3.2
$8.00	100	100	2.7

$4.60 - $8.00	782	782	3.1

During the second quarter, we issued a warrant convertible to 41,667 common shares to our former investor relations firm. An expense of $0.1 million was recorded and calculated utilizing the Black Scholes model.

Exercise of warrants during the first nine months of 2006 resulted in net cash receipts of $2.7 million.

Note 7 - Income taxes

We had net operating losses of approximately $27.4 million at December 31, 2005 to offset future federal taxable income for U.S. domestic operations. The net operating losses expire in the years 2020 through 2024. We also has $19.5 million representing net operating losses for state income taxes that expire in years 2010 through 2024. Generally accepted accounting principles requires the future utilization to be recorded as a deferred tax asset if Management believes if it is more likely than not that we will generate future taxable income.

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

Our current trend further supports the reversal of a portion of the valuation allowance. We recorded approximately $8 million in taxable income for the year ended 2005 and made a payment of approximately $0.2 million representing our Alternative Minimum Tax for 2005. We recently completed a detailed forecast of our business for 2006, reflecting our results for the first nine months of 2006 and expectations with respect to the balance of the year, which reaffirms our projections.

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

Management does not feel an additional tax asset has been created as a result of the restatement discussed in Note 1- Basis of presentation - Restatement. Additionally, the restatement does not affect any previously filed tax returns.

The net operating loss carryforwards from prior years can only be applied to 90% of the current year profits. The deferred tax assets recorded in 2005 represent Management’s estimate of all deferred tax benefits to be utilized in the current fiscal year and future periods beyond 2005.

Note 8 - Loss per share

Basic earnings per share are calculated using the weighted average number of common shares outstanding. There are a total of 1,262,450 stock options, 781,924 warrants to purchase common stock outstanding as of September 30, 2006, which were excluded from the computation of diluted loss per share throughout 2006. The following table sets forth the computation for basic and diluted earnings per share (unaudited, in thousands, except for per share data):

	Three months ended September 30,
	2006	2005
		(restated)
Numerator for diluted (loss) earnings per common share	$(1,260)	$5,254

Denominator for basic loss per share—weighted average shares	11,186	8,705
Effect of dilutive securities—options and warrants		616

Denominator for diluted (loss) earnings per share—adjusted weighted average shares	11,186	9,321
Diluted (loss) earnings per common share	$(0.11)	$0.56

	Nine months ended September 30,
	2006	2005
		(restated)
Numerator for diluted (loss) earnings per common share	$(9,654)	$3,944

Denominator for basic (loss) earnings per share—weighted average shares	10,964	8,695
Effect of dilutive securities—options and warrants		357

Denominator for diluted (loss) earnings per share—adjusted weighted average shares	10,964	9,052
Diluted (loss) earnings per common share	$(0.88)	$0.44

Where the inclusion of potential common shares is antidilutive, such shares are excluded from the computation.

Note 9 - Segment information

We operate primarily in two reportable business segments: real estate education and financial markets education.  We identify segments based on how Management makes operating decisions, assesses performance and allocates resources.  Our revenues are generated through the sale of real estate and financial markets education courses, programs and products.

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Real estate education	Financial markets education	Consolidated	Real estate education	Financial markets education	Consolidated
Cash received from course and product sales	$25,803	$32,530	$58,333	$31,596	$22,000	$53,596

Revenue	$29,198	$23,142	$52,340	$31,722	$12,330	$44,052

Identifiable assets	$37,413	$16,291		$28,074	$10,549

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Real estate education	Financial markets education	Consolidated	Real estate education	Financial markets education	Consolidated
Cash received from course and product sales	$83,489	$91,774	$175,263	$96,832	$55,277	$152,109

Revenue	$78,548	$66,206	$144,754	$90,372	$33,011	$123,383

Identifiable assets	$37,413	$16,291		$28,074	$10,549

Note 10 - Stockholders’ deficit

On March 8, 2006, we issued 98,156 shares of common stock to the widow of Richard Brevoort, our former President and Chief Operating Officer who passed away in 2002. The Company recorded $1.4 million in expense in the first quarter of 2006, representing the fair value of the securities issued of $0.9 million and our obligation for related income taxes in the amount of approximately $0.5 million.

On March 29, 2006, we issued long term debt of $3.6 million to acquire the remaining 50% of its consolidated subsidiary SCB Building, LLC. The difference of $0.3 million between the long term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

Note 11 - Commitments and contingencies

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

In connection with the transaction, we entered into a registration rights agreement which provides, for our “best efforts” to file a Registration Statement for the resale of the 3,000,000 common shares and the 1,950,000 shares underlying the common stock purchase warrants (including 450,000 unit placement warrants issued to our placement agent) to be declared effective by April 11, 2006 as well as require us to maintain the effectiveness of the Registration Statement for a one year period subsequent to the effective date. If we failed to have the Registration Statement declared effective by April 11, 2006 (or if effectiveness is not maintained), the registration rights agreement requires the payment of liquidated damages to the investors on a daily basis of $4,500 (which represents 1% per month of the proceeds in cash) until the registration statement is declared effective or effectiveness is maintained. We have a maximum liability of one year under the registration rights agreement.

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

Accordingly, we estimated a probable liability of approximately $0.2 million in connection with the liquidated damages provision of the registration rights agreement as of December 31, 2005. An additional $0.9 million was accrued during the nine months ended September 30, 2006 due to delays resulting from the aforementioned restatement of prior period financial statements. The total of $1.1 million is reflected as a current liability in “Other accrued expenses” in our Consolidated Balance Sheet as of September 30, 2006.

Software commitment

In December 2005, we entered into a commitment for approximately $3.0 million for new software which includes licensing, training and maintenance. Implementation began in the first quarter of 2006.   Through the first nine months of 2006, we spent $1.2 million in expense and $0.6 million in capital against this commitment.

Litigation

We are not involved in any material asserted or unasserted claims or actions arising out of the normal course of business, that in our opinion, based upon knowledge of facts and advice of counsel, will result in a material adverse effect on our consolidated financial position.

Property lease

In July 2006 we entered into a lease agreement for office space in Murray, Utah.  EduTrades and our outbound telemarketing operations will reside in the new office space once build out has been completed, currently estimated to January 2007.  The lease contains an escalation clause of three percent per year, beginning in Year 3.  The lease term expires in November 2012 with one three year option at that time.  The lease contains a contingent rental credit provision subject to our ability to sublease our existing facility in Draper, Utah.  The potential credit has a value of up to $13,553 per month through October 2007.

The following reflects our minimum lease payments as of September 30, 2006 (in thousands):

Minimum lease payments
Year 1	$294
Year 2	392
Year 3	401
Year 4	412
Year 5	425
Thereafter	548
$2,472

The above operating lease and the related minimum payments are contained in the chart in the liquidity section of Managements’ Discussion and Analysis of Financial Condition and Results of Operation.

Other

In the ordinary course of conducting our business, we are subject to various state and federal requirements. In the opinion of Management, we are in compliance with these requirements.

Note 12 - Subsequent events

In November 2006, we entered into an aircraft purchase and sale agreement to purchase a $6.4 million corporate jet and invest approximately $0.3 million to refurbish the jet.  We anticipate selling our existing corporate aircraft within the next six months.  We anticipate financing the corporate jet. We are in the process of securing financing for the purchase of the aircraft.

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

•                  Private label brands:

•                  M2 Advantage®

•                  RE Success System

•                  For financial markets investment workshops and introductory courses:

•                  Teach Me To Trade®

•                  STAR Trader®

•                  Teach Me Options TradingTM

•                  Private label brand:

•                  Stock Success SystemTM

•                  Our umbrella brand for advanced courses:

•                  Wealth Intelligence Academy®

The advanced courses of study under the Wealth Intelligence Academy® brand include:

•                  Millionaire UTM Real Estate Training

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

•                  Advanced Covered Calls                                                —  strategies to use options to improve cash flow and hedge risk

•                  Advanced Technical Analysis                   —  Technical trading techniques

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Conferences

We enter into strategic alliances with promoters that market our products and services to potential students.

We are also aware of other macroeconomic trends—including changes in the real estate markets, financial markets, overall employment, early retirement and consumer confidence—that may impact overall demand, and believe we can adapt our curriculum development and marketing message accordingly to changing trends. Moreover, we are also cognizant that we compete in an area where the barrier is low with respect to content development; however, access to students and the fulfillment of the courses require substantial cash outflow before cash inflow is realized in the form of tuition.

Our international presence in the United Kingdom and Canada represents approximately 4.2% of our cash received from course and product sales for the nine months ended September 30, 2006. We intend to review our entire international strategy during the upcoming year.  The review is taking place so that we can assess whether market conditions support a further investment of resources in the international market and conversely, if we should consider exiting the international market.

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

•                            Articulating competitive advantages and weaknesses

•                            Benchmarking operating metrics to industry norms and selected competitors

•                            Evaluating our financial capabilities and opportunities

•                            Reviewing other points of differentiation

•                    Articulating our international five year strategic, development and economic plan

•                    Prioritizing our initiatives over the near term and developing a near term tactical plan

Our operating results are expressed as a percentage of revenue below (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Direct course expenses	55.2	60.0	56.9	58.6
Advertising and sales expense	31.1	31.8	32.6	30.4
General and administrative expenses	17.2	13.7	18.1	14.6
	103.5	105.5	107.6	103.6

Loss from operations	(3.5)	(5.5)	(7.6)	(3.6)

Other income:
Other (expense) income	0.0	1.8	0.1	0.4
Interest income, net	1.5	(0.3)	1.0	0.1
Equity (loss) earnings from related parties	(0.1)	0.0	(0.0)	0.0
(Loss) gain on asset disposition	(0.3)	0.6	(0.1)	0.6
	1.1	2.1	1.0	1.1

Loss before income taxes	(2.4)	(3.4)	(6.6)	(2.5)

Minority interest		0.1		0.3
Income tax (provision) benefit		15.2	(0.1)	5.4

Net (loss) earnings	(2.4)%	11.9%	(6.7)%	3.2%

Our cost structure is particularly sensitive to increasing television advertising and production costs and travel related expenses. However, a very meaningful part of our cost structure is variable in nature, such as instructor related costs which are primarily a function of sales realized.

We obtain the majority of our students through free introductory workshops. These free introductory workshops are established in various metropolitan areas in the United States, the United Kingdom and Canada. Prior to the actual workshop, we expend a significant amount of money in the form of advertising through various media channels, television, direct mail and newspaper.

(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Cash received from course and product sales	$58,333	$53,596	$175,263	$152,109
Less: Net change in deferred revenue	(5,993)	(9,544)	(30,509)	(28,726)
Revenue for financial reporting purposes	$52,340	$44,052	$144,754	$123,383

Due to the timing differences between cash collection and the time at which our students actually take the course (or course expiration, whichever is earlier), we have historically recorded a substantial amount of deferred revenue. The deferred revenue at the end of each period will result in reported revenues in subsequent periods through student attendance or course breakage.

Operating expenses expressed as a percentage of cash received from course and product sales is reflected in the following table (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Cash received from course and product sales	100.0%	100.0%	100.0%	100.0%

Direct course expenses	49.6	49.3	47.0	47.6
Advertising and sales expense	27.9	26.1	26.9	24.7
General and administrative expenses	15.4	11.3	15.0	11.8
	92.9	86.7	88.9	84.1
	7.1%	13.3%	11.1%	15.9%

As used in the following operating data and our reconciliation, EBITDA means net earnings (loss) before income taxes plus interest expense, depreciation and amortization expense, as well as the stock portion of the gift to the estate of the former President, interest and nonoperating income, stock based compensation, warrant expense, minority interest and equity earnings in related parties and (loss) gain on asset dispositions. We refer to “Adjusted EBITDA” to mean EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement under generally accepted accounting principles.

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

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, the student has received the course content in an electronic format, or estimated course breakage is recognized, at which time the revenue is deemed earned. Thus, reporting under generally accepted accounting principles in the United States of America (U.S. GAAP) creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our Consolidated Statement of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason, we believe Adjusted EBITDA is an important non U.S. GAAP financial measure.

Adjusted EBITDA should not be considered as an alternative to net earnings (loss), cash flows provided by operations, investing or financing activities or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity. Items excluded from Adjusted EBITDA are significant components in understanding our financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. GAAP and is susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance from other companies.

(unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net (loss) earnings	$(1,260)	$5,254	$(9,654)	$3,944
Interest (income) expense, net	(759)	146	(1,521)	(103)
Other (income) expense	(17)	(798)	(84)	(501)
Income tax (provision) benefit		(6,679)	39	(6,679)
Stock gift			937
Stock compensation and warrant expense	167		664
Depreciation and amortization	444	450	1,339	1,407
Minority interest and equity earnings	31	(72)	9	(355)
Loss (gain) on asset disposition	163	(253)	163	(777)

EBITDA	(1,231)	(1,952)	(8,108)	(3,064)

Net change in deferred revenue	5,993	9,544	30,509	28,726
Net change in deferred course expenses	(415)	(531)	(2,533)	(2,411)

Adjusted EBITDA	$4,347	$7,061	$19,868	$23,251

Adjusted EBITDA as a percentage of cash received from course and product sales	7.5%	13.2%	11.3%	15.3%

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

EduTrades, Inc.

EduTrades, Inc. (EduTrades), our financial markets education wholly owned subsidiary, began operations in July 2002 with the acquisition of Teach Me to Trade®, with sales commencing in the fourth quarter of 2002.

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

Approximately 67% of all equity investors are between the ages of 35 and 64, with a 51 years of age median, the peak earning and investing years, according to the Securities Industry Association/Investment Company Institute survey. According to the U.S. Census Bureau and the same survey, of the 9.1 million, or approximately one-third of all individuals in the U.S., individuals who own equities, the median household income is $65,000, the median financial household assets are $125,000, 70% are married, 56% college graduates and 70% are employed.

Since that time, investment in the stock market and mutual funds continues to be substantial, and there has been significant growth in investments in alternate financial instruments such as options, single stock futures and indexes. Trading in option contracts reached record levels in 2005. According to the Chicago Board of Options Exchange, there were 468.2 million option contracts traded in 2005 compared to 361.1 million in 2004, a 29.7% increase. This trend has continued through the first nine months of 2006, where trades in option contracts have increased 56% to 338.4 million contracts from 216.6 million contracts over the same period in 2005.

Accordingly, in July 2005, we established EduTrades as a separate subsidiary for our financial markets education division. Reasons behind establishing EduTrades as a separate subsidiary and positioning it as a public company subsidiary include:

•                  Affording investors an opportunity to invest exclusively in our financial markets education business;

•                  Allowing the market to isolate and judge the performance of EduTrades making it easier to value;

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

Lead Marketing Agreement:

We provide marketing services to EduTrades to be conducted and targeted their customer leads database. Direct advertising and marketing services which relate to EduTrades are reimbursed to us and shared expenses are billed with a 15% administrative fee as provided in the Administrative Services Agreement. This agreement can be cancelled by EduTrades or us upon 90 days notice.

Assignment Agreement:

We assigned to EduTrades as of July 25, 2005 all of our rights, title and interest, on a worldwide basis, including, without limitation, all intellectual property rights, including copyrights and moral rights, in and to certain proprietary products, patent applications, copyrights, internet property and proprietary information. This agreement includes a right of first refusal for us to repurchase the assigned assets if we propose to transfer the assets to a third party through a merger or acquisition.

Voting Agreement:

Commencing on the date of the consummation of EduTrades’ initial public offering and for a period of five years thereafter, we agreed that the voting securities we own or hereafter acquire in EduTrades would be voted by a majority vote of the independent directors serving on our Board of Directors with respect to any vote submitted to our shareholders at any annual or special shareholders’ meeting. In the event there are no independent directors serving on our Board at the time of any such meeting during the five year term of the agreement, we agreed that the voting securities we now own or hereafter acquired in EduTrades will be voted by the remaining directors serving on our Board at any such meeting in the same manner as the majority of the voting securities not owned by us are voted at the shareholders’ meeting.

Rich Dad Education, LLC

In July 2006, we entered into a partnership agreement with Rich Global, LLC the owner of the Rich Dad® business enterprise.  The purpose and general character of the newly formed entity are to market and fulfill to current and prospective customers of Rich Dad® and Whitney Information Network, Inc. and to the general public through new acquisition channels developed by the entity.  Real estate, stock business and financial markets based courses will be conducted throughout the United States and Canada using the Rich Dad® logo, trademarks, branding and associated goodwill.

Noncore investments

We also have investments in various projects that are noncore to our mission. These investments were opportunistic in nature and leverage the experience of our Chairman and Chief Executive Officer and management team in real estate development. The investments we currently hold have not materially impacted our liquidity.

As of September 30, 2006, our noncore investments consisted of equity interests in real estate ventures in Costa Rica and Southwest Florida.

Costa Rica investment

Our total investment, including initial and working capital advances, in Costa Rica at September 30, 2006 and December 31, 2005, amounted to $2.6 million and $2.1 million, respectively, representing a:

•                  30% equity interest in a company, Rancho Monterey, S.A., that owns approximately 350 acres of undeveloped land on the Pacific coast;

•                  37% equity interest in a company, Monterey del Mar, S.A., that owns an ocean front hotel on the Pacific coast of Costa Rica;

•                  8% equity interest in a company, Monterey del Este, S.A., organized to develop unimproved land in Costa Rica consisting of approximately 425 acres contiguous to our investment in Rancho Monterey, S.A.

Included in these amounts are working capital advances of $1.5 million and $1.4 million at September 30, 2006 and December 31, 2005, respectively.

For the three and nine months ended September 30, 2006 and 2005, respectively, under the equity method of accounting, our share of the (loss) earnings is reflected in the accompanying Consolidated Statement of Operations.

Not included above is the land, building and fixtures with respect to our 7,000 square foot conference center also located in Costa Rica. Our historical cost and related accumulated depreciation are reflected in our Consolidated Balance Sheets under the caption “Property and equipment”. It is our intention to divest our interests in Costa Rica at the appropriate time.

Southwest Florida investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida. We do not intend to keep our interest as a long term holding and will divest this investment at the appropriate time. The investment entity has no ongoing activity other than minimal costs of carrying the land. Under the equity method of accounting, we record our share of these costs which were nil and nil for the three and nine months ended September 30, 2006 and 2005, respectively.

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

With respect to our EduTrades division and the United Kingdom, we expect to have sufficient data to apply course breakage by the end of 2006. Accordingly, we anticipate reflecting course breakage as contemplated above in the quarter ending December 31, 2006, for the courses sold as of the beginning of the first quarter of 2003 through the end of the fourth quarter of 2005 which remain expired and unattended. We expect to recognize between approximately $18 million to $22 million of deferred revenue in the fourth quarter of 2006 from initial application of the course breakage related to the period prior to January 1, 2006 to our EduTrades division and United Kingdom businesses.

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

From a Consolidated Balance Sheet perspective, the liability which we designate as “deferred revenue” increase as cash receipts are collected in advance and the classes to which they pertain have not yet taken place or the students have not attended. When there are more courses attended, as compared to the amount of new course sales, our deferred revenue will decrease and therefore increase our earnings. Furthermore, since we receive cash in advance of providing the courses, we need to retain sufficient cash to pay final course costs.

Advertising and sales expense and prepaid advertising

Advertising costs and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred expenses

Certain direct course expenses are deferred until such time the course is conducted and the related revenue is earned.

We defer commissions and fees paid to our speakers until such time the revenue is earned.  Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event.  Thus, the only costs resulting from the successful acquisition of a paying customer are capitalized.  The deferred course expenses are tracked individually by student and are recognized in our Consolidated Statement of Operations as the student attends the course, the same time the associated revenues are recognized.

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

Historically, the amount of revenue collected is directly related to the amount of advertising and direct sales expenses incurred. The revenue from the advanced courses can be deferred more than one year after the advertising and sales expenses are incurred. A statement of operations can show increased losses, or reduced net earnings, in periods in which course registration and cash receipts are growing at a fast rate.

From a Consolidated Balance Sheet perspective, the liability which we designate as “deferred revenue” increase as cash receipts are collected in advance and the classes to which they pertain have not yet taken place or have not expired. When students attend more courses as compared to new course sales, our deferred revenue will decrease and therefore increase our earnings. Furthermore, since we receive cash in advance of providing delivery of our education content, we need to retain sufficient cash to pay final course costs.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN No. 48 provides guidance on recognizing, measuring, presenting and disclosing uncertain tax positions that a company has taken or expects to take on a tax return. Our effective date for adopting FIN No. 48 is as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit.  We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108,  Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements, including assessing both the carryover and reversing effects of prior year misstatements on the current year’s financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We are currently assessing the impact of the adoption of SAB No. 108 on our Consolidated Financial Statements.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of the adoption of SFAS No. 157 on our Consolidated Financial Statements.

The FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”) in June 2006. EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The Task Force observed that because the tentative conclusion in this Issue requires only the presentation of additional disclosures, we would not be required to reevaluate its existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. The provisions of EITF No. 06-03 become effective as of January 1, 2007. We are currently examining the impact of adopting EITF No. 06-03 on our Consolidated Financial Statements.

On June 20, 2006, the proposed FASB Staff Position EITF 00-19-b Registration Payment (Registration Rights) Agreements (“FSP 00-19-b”) to determine the accounting for registration rights agreements was issued. The FASB decided to:

•      Limit the scope of the proposed FSP EITF 00-19-b, “Accounting for Registration Payment Arrangements,” to registration payment arrangements

•      Separately recognize and measure, for the issuer and holder, registration payment arrangements using a model consistent with the accrual of loss contingencies under FASB Statement No. 5, Accounting for Contingencies, regardless of legal form

•      Require disclosures similar to those required in paragraphs 13(a)–13(c) of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others

•      Apply the proposed FSP using a limited retrospective approach for all existing arrangements and include examples of the application of such transition in the proposed FSP

•      Direct the staff to prepare a ballot draft of the proposed FSP with a comment period of 45 days. The proposed FSP would be effective in the first fiscal year after issuance of the final FSP.

If the proposed FSP 00-19-b is declared effective, we do not anticipate any cumulative effect as the proposal is consistent with our accounting treatment.

Third Quarter 2006 compared to Third Quarter 2005

Revenue

Our revenue for the three months ended September 30, 2006 amounted to $52.3 million, an increase of 18.8% over $44.1 million in the comparable period in 2005 (unaudited, in thousands):

	Three months ended September 30,		%
	2006	2005	change
		(restated)
Cash received from course and product sales:
Three day basic sessions	$5,488	$6,833	(19.7)%
Advanced courses	46,020	41,328	11.4
Product sales	3,851	2,941	30.9
Other	2,974	2,494	19.2
Total cash received from course and product sales	58,333	53,596	8.8
Net change in deferred revenue	(5,993)	(9,544)	(37.2)
Revenue for financial reporting purposes	$52,340	$44,052	18.8%

The growth in our outreach programs and product sales more than offset the decline realized in three day basic sessions. We also increased our alliance related sales classified as “Other” over the third quarter in 2005. We decided to reduce the tuition prices for the three day basic sessions in 2005 to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. This resulted in part in a 19.2% increase in the number of students in advanced courses during the quarter as compared to 2005. Our advanced course tuition pricing increased mid-first quarter in 2006 by 10.2% weighted average on an annualized basis.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Three months ended September 30,		%
	2006	2005	change
Number of courses
Free introductory workshops	1,312	1,236	6.1%
Three day basic sessions	243	250	(2.8)
Advanced live courses	136	146	(6.8)
Advanced electronic courses	46	38	21.1
	1,737	1,670	4.0%
Number of attending students
Three day basic sessions	13,082	13,942	(6.2)%
Advanced live courses	3,817	3,202	19.2
Advanced electronic courses	2,397	1,370	75.0
	19,296	18,514	4.2%
Average students per paid course
Three day basic sessions	53.8	55.8	(3.6)%
Advanced live courses	28.1	21.9	28.3
	44.6	43.3	3.0%

Our financial markets education division’s cash received from courses and product sales grew 49.8% over 2005, to $32.8 million, while the real estate education division decreased 19.6% to $25.3 million.

Our total number of registrants to our course declined 21.7% in the third quarter, with real estate education recording a 27.9% decline during the quarter.

Domestically, leading the way was Teach Me To Trade®, with a 74.1% increase in cash received from course and product sales over the third quarter of 2005.  STAR Trader ® faced a 7.1% decline as a new commercial did not perform to expectations, was launched in Q3. Our real estate brands, Russ Whitney®’s Building WealthTM and Cash Flow Generator® slipped 30.8% and 38.6%, respectively, for the third quarter when compared to the same period of 2005. The effect of the negative media coverage of the macroeconomic trends associated with a slowing real estate market has impacted our results.  Our conference division had a strong quarter with a 31.9% increase over prior year.  Cash received from our international business for course and product sales increased 44.3% in the third quarter of 2006. The increase is almost entirely attributable to a rebound in our United Kingdom business.

In the quarter, we continued to realize an encouraging shift of individuals registering for our free introductory workshops via our branded websites; this shift was at the expense of our television advertising when compared to the same period in 2005.  The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Three months ended September 30,
	2006	2005

Television	65.5%	72.6%
Direct mail	10.1	10.2
Newspaper	2.7	2.8
Website	19.9	14.4
Other	1.8
	100.0%	100.0%

Revenue recognized from course breakage was $5.8 million in the three months ended September 30, 2006, compared to $2.6 million in three months ended September 30, 2005, an increase of $3.2 million. Revenue from course breakage was 11.1% and 5.9% of total revenue for the three months ended September 30, 2006 and 2005, respectively.

We have expanded the vehicles for course delivery towards our goal of providing more options to our students to access our courses conveniently.  We have increased the number of courses offered on digital video discs (DVD) and the opportunities to take courses via the internet, and have expanded our live presentations within the United States. We have also implemented outreach notifications by email and the U.S. mail as courses near expiration.

Direct course expenses

Direct course expenses relate to our three day basic sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field travel team coordinators and related travel expenses.

In the third quarter of 2006, direct course expenses increased $2.5 million to $28.9 million, or 9.4% from $26.4 million in the same period 2005. As a percentage of revenue, direct course expenses decreased from 60.0% of revenue in 2005 to 55.2% in 2006. The components of this 4.8 percentage points (pp) decrease include:

	Margin change 2006 vs. 2005
Decrease in event expense	(1.6	)pp
Decrease in effective sales and alliance commissions rate	(2.2)
Decrease in advanced course delivery	(0.9)
Decrease in product cost	(0.1)

	(4.8	)pp

Advertising and sales expense

Advertising and sales expense as a category consists of two components:

•                                                                  Purchased media to generate registrations to our free introductory workshops

•                                                                  Costs associated with supporting student recruitment

Advertising and sales expense for 2006 amounted to $16.3 million, an increase of 16.3% (or $2.3 million) compared to $14.0 million in 2005. Advertising and sales expense in the 2006 period was 31.1% of revenue compared to 31.8% of revenue for comparable period in 2005. We increased our creative spending by 272% to create new commercials, reflecting the increased number of brands, as well as the rapidity of refreshing commercials within our existing brand portfolio. The following chart illustrates this decrease of 0.7 percentage point (pp):

	Margin change 2006 vs. 2005
Decrease in media purchases	(2.6	)pp
Increase in creative for new commercials	0.8
Increase in sales commissions to support student recruitment	1.1
	(0.7	)pp

Our media spending has shifted slightly from television commercials and newspaper to internet adverting as indicated in the chart below.  Television remains the primary method of advertising at $9.0 million, a $0.6 million or 5.7% decrease over the same period in 2005.

	Three months ended September 30,
	2006	2005

Television	71.9%	81.8%
Direct mail	11.3	11.1
Newspaper	5.7	7.1
Website and other	11.1
	100.0%	100.0%

The sales commissions increase resulted from a sales mix shift to Outbound sales, which saw a 26.4% increase in cash received from course and product sales over the same period in 2005. The effective sales commission rate increased 2.1 percentage points for the three months ended September 30, 2006 over the same period in 2005.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expense and travel for the corporate staff.

General and administrative expenses were $9.0 million in three months ended September 30, 2006, an increase of $3.0 million, or 48.9%, as compared to $6.0 million in the three months ended September 30, 2005. As a percentage of revenue, general and administrative expenses increased from 13.6% of revenues in 2005, to 17.2% in the 2006 period.

Increases in general and administrative expenses over the same period in 2005 include:

•            $0.4 million in expenses associated with the implementation of our customer relationship management information system.

•            $0.5 million additional accrual associated with the liquidated damages provision in the registration rights agreement discussed in Note 11 – Commitments and Contingencies.

•            $0.9 million in incremental salaries, benefits and other infrastructure spending.

•            $0.8 million in incremental payroll and bonus accruals.

•            $0.2 million in incremental professional fees.

•            $0.2 million in connection with stock option expense.  We implemented SFAS No. 123R as of January 1, 2006; prior year’s general and administrative expenses did not include any stock option expense.

On a percentage of revenue basis, the 3.6 percentage points increase include:

	Margin change 2006 vs. 2005
Costs associated with customer relations management system installation	0.8	pp
Liquidated damages provision accrual	0.9
Stock option compensation and warrant expense	0.3
Infrastructure and related compensation expense	2.9
Other general and administrative expenses, net	(1.3)
	3.6	pp

Loss from operations

We incurred a loss of $1.8 million from operations in the three months ended September 30, 2006, compared to a loss of $2.4 million from operations in the comparable 2005 period. Our increase in revenue of 18.8% was offset by a 16.6% increase in operating expenses, resulting in 2.0 percentage points operating margin improvement in the third quarter of 2006 when compared to the same period in 2005.

Other income

Other income in 2006 was $0.6 million compared to $0.9 million in 2005.

Interest income, net, increased by $0.9 million to $0.8 million as a result of the larger cash and cash equivalents balance resulting from increased course registration receipts, proceeds from real estate investment sales and stock offering in the fourth quarter of 2005, coupled with more effective cash management.  Prior year Other income included proceeds of $0.6 million related to damage caused by Hurricane Charley.

Income tax (provision) benefit

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

In the third quarter of 2005, we recorded a deferred tax asset of $9.9 million offset by a tax provision of $3.2 million,  resulting in a net tax benefit of $6.7 million.

Net (loss) earnings

We had a net loss of $1.3 million for the three months ended September 30, 2006, compared to net earnings of $5.3 million for the three months ended September 30, 2005. The decrease in net earnings was primarily the result of the recognition of the deferred tax asset in 2005 in the amount of $9.9 million, offset by a tax provision of $3.2 million resulting in a net tax benefit of $6.7 million.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue

Our revenue for the nine months ended September 30, 2006 amounted to $144.8 million, an increase of 17.3% over $123.4 million in the comparable period in 2005 (unaudited, in thousands):

	Nine months ended September 30,		%
	2006	2005	change
		(restated)
Cash received from course and product sales:
Three day basic sessions	$17,378	$19,830	(12.4)%
Advanced courses	139,120	115,966	20.0
Product sales	11,119	9,290	19.7
Other	7,646	7,023	8.9
Total cash received from course and product sales	175,263	152,109	15.2
Net change in deferred revenue	(30,509)	(28,726)	6.2
Revenue for financial reporting purposes	$144,754	$123,383	17.3%

The growth in advanced course sales via outreach programs and alliance sales (reflected, in part, in “Other”) offset the decline realized in three day basic sessions. We decided to reduce the tuition prices for the three day basic sessions in 2005 to provide the opportunity for more students to benefit from our offerings and provide the opportunity for our students to be exposed to our advanced courses. Our advanced course tuition pricing increased mid-first quarter by 10.2% weighted average on an annualized basis.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Nine months ended September 30,		%
	2006	2005	change
Number of courses
Free introductory workshops	3,903	3,630	7.5%
Three day basic sessions	764	727	5.1
Advanced live courses	438	442	(0.9)
Advanced electronic courses	138	117	17.9
	5,243	4,916	6.7%
Number of attending students
Three day basic sessions	44,836	41,597	7.8%
Advanced live courses	11,463	9,875	16.1
Advanced electronic courses	6,725	2,923	130.1
	63,024	54,395	15.9%
Average students per paid course
Three day basic sessions	58.7	57.2	2.6%
Advanced live courses	26.2	22.3	17.5
	46.8	44.0	6.4%

Our financial markets education division’s cash received from courses and product sales grew 75.0% over 2005, to $96.2 million, while the real estate education decreased 16.8% versus 2005 at $79.2 million.

We experienced a 7.5% increase in overall registrations to our free introductory courses over the same period in 2005.

On a brand level, domestic brands had a mixed performance in the nine months ended September 30, 2006 over the same period in 2005. Leading the way was Teach Me To Trade® and STAR Trader® with a 83.8% and 25.4% increases, respectively, in cash received from course and product sales over the same period in 2005, while our most mature brands, Russ Whitney®’s Building WealthTM and Cash Flow Generator® have declined 14.4% and 20.1%, respectively, rounding out our major brands.  Cash received from our international brands for course and product sales declined 17.9% over the comparable period in 2005. Our United Kingdom business was the leading contributor to the decline.

Prospective students registering for our free introductory workshops via our branded websites improved 4.0 percentage points for the nine months ended September 30, 2006 when compared to the comparable 2005 period. However, we also saw a decline in response in our newspaper effort in the nine months ended September 30, 2006 as compared to the same period in 2005. The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Nine months ended September 30,
	2006	2005

Television	66.8%	69.1%
Direct mail	11.4	11.9
Newspaper	2.1	4.3
Website	18.7	14.7
Other	1.0
	100.0%	100.0%

Revenue recognized from course breakage was $15.8 million in the nine months ended September 30, 2006, compared to $13.9 million in the nine months ended September 30, 2005, an increase of $1.9 million. Revenue from course breakage was 10.9% and 11.3% of total revenue for the nine months ended September 30, 2006 and 2005, respectively.

We have expanded our options for course delivery towards our goal of minimizing the number of expired contracts. We have increased the number of courses offered on DVD and the opportunities to take courses via the internet, and have expanded our live presentations within the United States. We have also implemented outreach notifications by e-mail and the U.S. mail as courses near expiration.

Direct course expenses

Direct course expenses relate to our three day basic sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field travel team coordinators and related travel expenses.

In the first nine months of 2006, direct course expenses increased $10.0 million to $82.4 million, or a 13.9% increase from $72.3 million in the same period of 2005.  As a percentage of revenue, direct course expenses improved 1.7 percentage points (pp) from 58.6% in the first nine months of 2005 to 56.9% in the same period in 2006.  The components of direct course expense changed as follows:

	Margin change 2006 vs. 2005
Decrease in event expense	(0.4	)pp
Decrease in effective sales commissions rate	(0.4)
Decrease in product cost	(0.9)
	(1.7	)pp

Advertising and sales expense

Advertising and sales expense as a category consists of two components:

•                                                                  Purchased media to generate registrations to our free introductory workshops

•                                                                  Costs associated with supporting student recruitment

Advertising and sales expense for 2006 amounted to $47.2 million, an increase of 25.7% (or $9.7 million) compared to $37.5 million in 2005. Advertising and sales expense in the 2006 period was 32.6% of revenue, as compared to 30.4% of revenue for comparable period in 2005. The following chart illustrates this change of 2.2 percentage points (pp):

	Margin change 2006 vs. 2005
Increase in creative for new commercials	0.6	pp
Increase in sales commissions to support student recruitment	1.6
	2.2	pp

Our media spending is primarily via television commercials, which increased by 13.4% in the nine months ended September 30, 2006 over the same period in 2005. We also shifted some of our media spending to internet advertising, over the past year, from newspaper, as reflected in the following media spending as a percentage of total media spending:

	Nine months ended September 30,
	2006	2005

Television	77.1%	79.6%
Direct mail	12.5	11.6
Newspaper	4.6	8.8
Website and other	5.8
	100.0%	100.0%

Sales commissions increase was a result of an access mix shift to Outbound sales, which saw a 58.6% increase in cash received from course and product sales over the same period in 2005. The effective sales commission rate increased slightly by 0.8 percentage point for the nine months ended September 30, 2006 over the same period in 2005.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expense and travel for the corporate staff.

General and administrative expenses were $26.3 million in the nine months ended September 30, 2006, an increase of $8.3 million, or 45.8%, as compared to $18.0 million in the nine months ended September 30, 2005. As a percentage of revenue, general and administrative expenses increased from 14.6% of revenues in 2005, to 18.1% in the 2006 period.

General and administrative expenses for 2006 include:

•                                          $1.2 million in expenses associated with the implementation of our customer relationship management information system.

•                                          $1.4 million for a gift to the widow of the former President and Chief Operating Officer who passed away in 2002.  The gift is valued at $0.9 million, consisting of 98,156 shares of the Company’s common stock plus the related income taxes (see Note – 9 Stockholders’ deficit).

•                                          $0.9 million accrual associated with the liquidated damages provision in the registration rights agreement discussed in Note 11 – Commitments and Contingencies.

•                                          $2.1 million in incremental salaries, benefits and other infrastructure spending.

•                                          $1.6 million in incremental payroll and bonus accruals.

•                                          $0.4 million in incremental professional fees.

•                                          $0.7 million in noncash stock option and warrant expense.  Approximately $0.6 million of this expense is in connection with the implementation of SFAS No. 123R as of January 1, 2006; prior year’s general and administrative expenses did not include any stock option expense.

Factors for the 3.5 percentage points (pp) increase in general and administrative include:

	Margin change 2006 vs. 2005
Stock gift to the widow of the former President	0.9	pp
Liquidated damages provision accrual	0.6
Stock option compensation warrant expense	0.1
Infrastructure and related compensation expense	2.1
Costs associated with customer relations management system installation	0.8
Other general and administrative expenses, net	(1.0)
	3.5	pp

Loss from operations

We incurred a loss of $11.0 million from operations in the nine months ended September 30, 2006, compared to a loss of $4.5 million from operations in the comparable 2005 period. Our increase in revenue of 17.3% was offset by a 21.9% increase in operating expenses. Higher operating costs as discussed above and unfavorable timing differences were the primary drivers for the margin decline.

Other income

Other income in 2006 was $1.4 million for both nine month periods ended September 2006 and 2005.

Interest income, net, for the first nine months of 2006 increased by $1.4 million to $1.5 million as a result of the larger cash and cash equivalents balance resulting from increased course registration receipts, proceeds from real estate investment sales and stock offering in the fourth quarter of 2005

In the 2005 period, we had a $0.8 million gain on sale of assets.

Income tax (provision) benefit

In the third quarter of 2005, we recorded a deferred tax asset of $9.9 million offset by a tax provision of $3.2 million, resulting in a net income tax benefit of $6.7 million.

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

Net (loss) earnings

Net loss in the nine months ended September 30, 2006 amounted to $9.6 million, compared to a net earnings of $3.9 million for the nine months ended September 30, 2005. The decrease in earnings from operations and the aforementioned stock gift contributed to the net loss for 2006 period, while the reversal of a valuation reserve on taxes of  $6.7 million, net in 2005 contributed to the net earnings for the nine month period in 2005.

Liquidity and Capital Resources at September 30, 2006

Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. Cash, cash equivalents and restricted cash increased by $23.3 million to $61.9 million as of September 30, 2006 from December 31, 2005 and by $40.5 million from September 30, 2005. Cash generation from operations, proceeds from the sale of noncore investments, the sale of common stock through a private placement and exercise of stock options and warrants were the primary reasons for the year over year improvement with respect to cash generation.

Cash provided by operations was $22.1 million versus $14.9 million in nine months ended September 30, 2006 and 2005, respectively. The increase is primarily attributable to cash received on courses and products, evidenced by the increase in deferred revenue of $30.5 million, offset by an increase in deferred course expenses of $2.5 million and the net loss of $9.7 million.

Cash provided by investing activities was $0.6 million in 2006, as compared to $2.2 million for the same period last year. In the nine months ended September 30, 2006, we collected $1.8 million in principal payments on a note receivable, partially offset by $0.6 million in capital expenditures, primarily in connection with hardware and software associated with our customer relationship management system. We will deploy excess capital to invest in property and equipment in future periods for expansion, computer and software upgrades and geographic expansion. We will continue to pursue opportunistic, strategic acquisitions.  In November 2006, we entered into an aircraft purchase and sale agreement to purchase a $6.4 million corporate jet and project to invest $0.3 million to refurbish the jet.  We anticipate selling our existing corporate aircraft within the next six months.

Cash used in financing activities amounted to $0.3 million in the nine months ended September 30, 2006 versus $1.6 million in the same period in 2005. The primary reason for the change was $5.1 million distributed to our Chairman and Chief Executive Officer in connection with the sale of his common stock in December 2005 whereby we temporarily reserved the funds in December 2005 and issued the proceeds in January 2006. This amount was partially offset by the $2.3 million we received on behalf of our Chairman and Chief Executive Officer in connection with his sales of warrants during September.  The $2.3 million was issued in October 2006.  The amount owed to him is separately stated in our Consolidated Balance Sheet under current liabilities.  In the nine months ended September 30, 2006, we received $4.2 million from the exercise of stock options and warrants.

Restricted cash balances, consisting primarily of funds on deposit with credit card processors, amounted to $6.7 million at September 30, 2006, and $5.4 million at December 31, 2005. At September 30, 2006 and December 31, 2005, we had used letters of credit to secure merchant accounts and certain state bonding requirements aggregating $1.3 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 3.6% to 4.1%. The majority of our cash equivalents are invested in short term, liquid, investment grade commercial paper with yields ranging between 5.2% and 5.4%.

In August 2006, our Board of Directors declared a special dividend of $1.00 per share for shareholders of record on September 15, 2006.  There is a separate current liability on our Consolidated Balance Sheet in amount of $11.7 million as of September 30, 2006. The dividend was paid on October 2, 2006.  This dividend has been treated as a return of capital for both accounting and tax purposes.

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

The following reflects our commitments for debt and other commitments as of September 30, 2006 (in thousands):

	Debt	Operating lease commitments	Total
Year 1	$1,042	$891	$1,933
Year 2	458	705	1,163
Year 3	356	665	1,021
Year 4	360	554	914
Year 5	366	425	791
Thereafter	4,143	548	4,691

	$6,725	$3,788	$10,513

Additionally, in December 2005, we entered into a commitment for a new computer software package. The total commitment of approximately $3.0 million includes installation, training and support services.   Implementation began in the

first quarter of 2006.   Through the first nine months of 2006, we have spent $1.2 million in expense and $0.6 million in capital against this commitment.

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

Foreign currency exchange rate risk - We may face foreign currency exchange risk because of the growth of our United Kingdom and Canadian subsidiaries and our plans to expand into other European markets. The fluctuations in the foreign exchange rate between the U.S. and foreign currencies will result in fluctuations in our annual and quarterly results. Management does not expect that it will employ the use of foreign currency derivative financial instruments that would allow the reduction in our exposure to exchange rate movements.

Interest rate risk - From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our Management monitors risk exposure to monies invested in securities of these financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the Consolidated Balance Sheet and do not represent a material interest rate risk to us.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)                                  We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our Management, with the participation and oversight of our Chief Executive Officer and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In conducting this evaluation, several material weaknesses were identified in our internal control over financial reporting relating to timely account reconciliations, preparation and review of financial statements and disclosures, accounting for foreign currency, deferred revenue, inventory valuation, and recordkeeping for equity incentive awards and agreements. Specifically, our personnel lacked sufficient knowledge and experience and did not have appropriate oversight. Prior to 2006, our accounting department experienced significant turnover at various levels. This turnover and abilities of these personnel have contributed to the internal control issues described above.

On the basis of these findings, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report. In connection with the 2005 audit of our Consolidated Financial Statements, our independent registered public accounting firm issued a management letter which noted that we had the material weaknesses described below in our internal control over financial reporting. The deficiencies not remediated to date include:

•                  Errors in deferred revenue and revenue recognition were noted. We place excessive reliance on its systems in certain circumstances without adequate review over systems and processes.

•                  A general lack of review over the accounting and reporting functions and inadequate reconciliation procedures exist in many areas of the accounting function.

•                  Inadequate EDP controls including general access controls.

•                  We do not currently maintain complete records and adequate supporting documentation over stock options and warrants.

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

(b)                                 Subsequent to identifying the material weaknesses in our internal control over financial reporting, we initiated several corrective actions to address these internal control deficiencies. We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Thus far in 2006, we hired an experienced Chief Financial Officer. In addition, we hired or appointed a Chief Financial Officer for our EduTrades division, a Director, Corporate Accounting, a Director, Accounting Operations, a Director, Financial Systems; a Director, Sarbanes-Oxley Compliance and Implementation; a Manager, Information Technology Sarbanes-Oxley Compliance and Implementation; a Director, Planning and Analysis; two Senior Financial Analysts; a Vice President, Strategy and Business Development and two Senior Business Development Analysts. We are also actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis, financial systems and continued upgrades in the Controller’s department.

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

Based on current SEC guidance related to the Sarbanes-Oxley Act of 2002 for nonaccelerated filers, we will comply with the management assessment of internal controls over financial reporting as required by Section 404(a) of Sarbanes-Oxley for our fiscal year beginning on or after December 16, 2006.  We anticipate that we will become an accelerated filer in 2007 and therefore we will be required to comply with these requirements for the year ending December 31, 2007.

PART II

ITEM 1.  LEGAL PROCEEDINGS

We are not a party defendant in any material pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.

ITEM 1A.  RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2006, we received $5.4 million of cash proceeds from shareholders who exercised the following outstanding warrants and stock options:

Form of security	Description	Number of holders	Number of common shares	Exercise price per share	Proceeds
Warrants	PIPE Warrants	11	859,743	$4.50 to 6.00	$4,915,602
Options	1998 Stock option plan	4	217,900	$1.81 to $5.60	480,249
Total		15	1,077,643		$5,395,851

Included in the above proceeds are warrants issued by our Chairman and Chief Executive Officer exercised by three holders totaling 375,000 shares of common stock with proceeds amounting to $2,250,000.  These proceeds were issued to our Chairman and Chief Executive Officer in October 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the three months ended September 30, 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

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

WHITNEY INFORMATION NETWORK, INC.

Dated: November 14, 2006	By:	/s/ Russell A. Whitney
Russell A. Whitney
Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell A. Whitney	Chairman of the Board and	November 14, 2006
Russell A. Whitney	Chief Executive Officer

/s/ Nicholas S. Maturo	President and Chief Operating Officer	November 14, 2006
Nicholas S. Maturo

/s/ Alfred R. Novas	Chief Financial Officer	November 14, 2006
Alfred R. Novas

/s/ Ronald S. Simon	Executive Vice President, Secretary	November 14, 2006
Ronald S. Simon	and Director

/s/ Frederick A. Cardin	Director	November 14, 2006
Frederick A. Cardin

/s/ Chester P. Schwartz	Director	November 14, 2006
Chester P. Schwartz

/s/ Stephen L. Cootey	Director	November 14, 2006
Stephen L. Cootey

/s/ Anthony B. Petrelli	Director	November 14, 2006
Anthony B. Petrelli