Form 10-K
period 2006-12-31
WHITNEY INFORMATION NETWORK INC
filed 2007-04-02
CIK 1095276

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

WHITNEY INFORMATION NETWORK, INC.

(Exact name of registrant as specified in charter)

Colorado (State or other jurisdiction of incorporation or organization)	0-27403 (Commission File Number)	84-1475486 (I.R.S. Employer Identification Number)

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

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the NASD’s Over the Counter Electronic Bulletin Board of $8.30 per share as of June 30, 2006, was $45.5 million.

The Registrant had 11,738,587 shares of common stock outstanding as of March 30, 2007.

The Registrant’s revenues for the year ended December 31, 2006 were $224.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This document contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and statements of future economic performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” or “predicts” or the negative of such terms. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in certain sections of this document, including under the heading “Risk Factors.” You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this document, in the materials referred to in this document, in the materials incorporated by reference into this document, or in our press releases. No forward-looking statement is a guarantee of future performance, and you should not place undue reliance on any forward-looking statement. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Industry data and other statistical information used in this document are based on independent publications, government publications, reports by market research firms or other published independent sources. Some data are based on pure good faith estimates, derived from our review of internal surveys and the independent sources just listed. Although we believe these sources to be reliable, we have not independently verified the information.

ITEM 1. BUSINESS

Current operations

Since 1992, we have provided postsecondary educational and training courses for students throughout the United States. In recent years, we have expanded our operations to include course offerings to students in Canada and the United Kingdom. Our courses provide instruction in:

•                  real estate investing

•                  business strategies

•                  stock market investment techniques

•                  cash management

•                  asset protection

•                  other financially-oriented subjects

We also develop and sell educational resource materials, which we prepare, to support our course offerings and for sale to the general public.

Beginning in 1992, we focused primarily on basic and advanced real estate training programs which we offered throughout the United States. In 2002, we expanded our offerings to include financial markets education, which has come to represent a substantial part of our business.

Since 2001, we have gradually expanded our course offerings and geographical markets. We currently offer approximately 200 educational courses and training programs per month covering more than 22 financially-oriented subjects which we provide either for free or on a fee basis.

For the year ended December 31, 2006, approximately 92.1% of our revenue was generated from domestic operations and 7.9% of revenue was generated from operations in Canada and the United Kingdom. Our tuition weighted average is approximately $364 for a basic training session and approximately $14,159 for an advanced course package. We conduct our coursework at:

•                  leased training and meeting facilities and conference centers;

•                  regional training centers located in hotels or other temporarily rented facilities selected by us; and

•                  our own facilities in the United States, United Kingdom or Costa Rica.

Our students are primarily recruited by attending free introductory workshops related to a specific educational subject which are hosted by one of our trainers or others and held at a local hotel or other rented auditorium facility. The subject, date and location of the training session are generally advertised in local newspapers, on the Web site of our respective brands, in television advertisements and through direct mailings and telemarketing. We hold these sessions in metropolitan areas throughout the United States, Canada, and the United Kingdom. Following the free informational training workshop, the student may purchase reference materials on the subject discussed or may elect to receive further fee-based training in the many courses we offer, either in the student’s hometown or in regional training centers. We engage approximately 300 trainers, instructors, coaches and mentors in connection with our various educational course offerings.

Following the first fee-based training session, students interested in learning more on the course topics may also subscribe to our periodic publications, purchase books or software programs or attend advanced training courses. In addition to our over 25 resource publications, we offer advanced courses throughout the United States, Canada, the United Kingdom and Costa Rica. We also provide post training programs conducted by over 100 mentors.

Our outreach (or telemarketing) business is responsible for approximately 26.8% of cash receipts. We currently telemarket our products and services to two types of potential students, consisting of those who:

•                  attended one of our workshop events, who purchased another of our courses, and who completed training within the last six months

•                  contacted us via the Internet and requested to be contacted

In 2007, we intend to telemarket our products to two additional types of potential students, consisting of those who:

•                  registered to attend one of our free preview workshops, but did not attend

•                  attended one of our free introductory workshops and chose not to purchase anything

Our strategy

Our purpose is to be the leading content developer and distributor of nondegreed postsecondary education and related services in the world.  We will maintain a motivated and dedicated employee base by providing opportunities for our employees to expand their capabilities through training and by developing succession planning processes.  Customer centricity will be a defining value in everything we do.  In order to accomplish our purpose, we have implemented a strategy that includes:

•                  Talent acquisition and development. Without the right people skills, we will not be able to easily sustain additional growth objectives.  To allow for future growth, the talent acquisition and development strategy has been identified as a crucial step.  Key points in this area include:

•                  identifying talent needs;

•                  enacting effective hiring approaches;

•                  creating a training strategy for all strata of employees;

•                  developing and implementing enhanced motivation and rewards guidelines; and

•                  implementing succession planning approaches.

•                  Improved technology and innovation capabilities.  Achieving the necessary steps for us to grow may require significant improvements to our technology and innovation structure and external delivery platforms.  We intend to develop enhanced technology platforms capable of streaming video, interactive e-learning, distributed e-learning and Web advertising.  We also intend to improve the technology platforms currently used in our financial markets and real estate courses.  Further, we intend to enhance our internal financial systems and fully utilize our customer relationship management (CRM) capabilities.

•                  Expanded channel reach.  Through strategic partnerships, alliances and new business models, we may be able to generate new revenues without incurring significant additional marketing or administrative costs.  We intend to identify potential partnerships and alliances that can result in increased revenues. We will research underserved market segments and changes in the postsecondary market that will provide insights to reach new market segments.  We will evaluate complementary business possibilities, including potentially entering business-to-business markets.

•                  Enhanced core offerings and e-enablements. Our overall brand strategy will be redefined and redirected to maximize marketing effectiveness and to improve customer understanding.  We intend to develop a system of ongoing student involvement to enhance the student life cycle, resulting in an enhancement to the student experience.  Further, we intend to develop new interactive and online distributed course content for all brands.

•                  Increased lifetime customer value.  We intend to continually enhance the student experience and increase the lifetime value of a customer in order to retain customers, attract new customers and generate additional revenues.  We intend to accomplish this in part by creating student communities through online channels, thus allowing us to better control customer “touchpoints.”  This may allow us to provide valuable ancillary services and create additional revenue flows through implementation of CRM and data mining results.

•                  International expansion.  We believe that there are many valuable international markets where we could introduce our products in a cost-effective and profitable manner.  It is our intention to explore potential market expansion in Canada, the United Kingdom, Europe and Asia.  We believe that with the right resources and technological support, we can potentially increase our student base across the globe.

•                  New business acquisition and opportunities.  We believe that viable, new markets exist where we could utilize our existing resources for additional growth within the same (or similar) industries.  We intend to identify potential new markets to enter within our current scope of core competencies and industries.  Further, we will identify attractive markets and acquisition targets outside of our current core competencies within adjacent, complementary markets.

Educational training

Following a free introductory workshop, we offer our students a variety of educational courses, as well as educational materials. These courses provide the opportunity to train either in the student’s hometown or at local or regional locations. Our trainers take students step-by-step through a curriculum that stresses a broad range of real estate and financial educational training, risk management and asset protection.  Our educational training is taught to students in the United States, Canada and the United Kingdom through traditional course study and hands-on training, and includes the following subjects:

Basic Training

Following the free educational training session, our students may elect to learn more about the subject by attending a basic course.

Our  Russ Whitney®’s  Building Wealth basic training is a program offering a curriculum that focuses on the general business of real estate and teaches the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties, leasing rental units to tenants and using a database to generate multiple sources of cash flow. Students are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis upon creative financing strategies.

Our Teach Me™ Foreclosure & Real Estate Investing basic training is a local training program offering a curriculum in real estate focusing on pre foreclosures.  The course teaches how to locate and purchase homes in foreclosure.  Students will also learn strategies for improving return on their investment in foreclosed properties including wholesaling, rehabilitation and creative financing.

Our Rich Dad® Education basic training was created by Rich Dad Education, LLC, our 51% owned subsidiary, in conjunction with Rich Global, LLC.  The course focuses on the real estate teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad.  The course concentrates on real estate principles while allowing students to apply what they have learned from playing the board game, CASHFLOW®. The Rich Dad® and CASHFLOW® word marks and/or logos are owned by CASHFLOW Technologies, Inc. and any use of such marks by Rich Dad Education, LLC is under license.

Our Teach Me To Trade® basic training program offers curriculum that focuses on stock market trading strategies and uses software and specific teaching techniques designed by us. Students are taught to understand the stock markets, investment strategies, risks and how to improve returns in both bull and bear markets.

Advanced real estate courses

Upon completion of a local basic training program, students may seek more advanced training, which are generally three days in length and are held in locations around the student’s respective country. Some of these programs offer local tours so that students can observe market segmentation techniques and view properties in the area.

MillionaireU™ Real Estate Training.  Our Millionaire U™ real estate training course is offered at our training center in Cape Coral, Florida and in other states. This course expands upon the students’ knowledge of real estate gained from our basic course. During Millionaire U™, students learn how to locate and analyze various property types and how to effectively analyze property income and expense. Students telephone actual sellers and then tour properties throughout the Cape Coral and Fort Myers, Florida areas. Guest speakers including investors, property managers, developers, grant officers, loan officers, realtors and mortgage brokers explain how students can locate financing for a variety of transactions, from multi-unit apartment complexes to unimproved land.

Our Rich U™  advanced course teaches Rich Dad® Education students how to locate properties using conventional and nonconventional strategies, evaluate property deals, create marketing techniques and strategies for the real estate entrepreneur and utilize various financing options.  Students will also learn about the various types of agreements and documents utilized in typical real estate transactions, creation of a real estate action plan and the selection process of advisors to assist in achieving the student’s objectives.

Wholesale Buying.  Our Wholesale Buying course instructs students on the fundamentals of identifying, locating, negotiating, financing and disposing of wholesale properties. Students are also taught how to develop an investor database and how to manage out-of-state properties. While enrolled in this program, students develop a five-year investment plan with the help of our instructors. This program is focused upon taking students from the level of novice investor to a proficiency in managing a real estate investment portfolio.

Foreclosure.  Our Advanced Foreclosure course teaches the intricacies of the real estate foreclosure process, how and why foreclosures occur and the role of secured lenders in foreclosure actions. Our instructors also teach students how to read foreclosure notices and how to refinance their acquisitions to generate cash at the closing. Students also learn how to inspect, estimate the value of and rehabilitate houses.

Lease Option.  Our Lease Option advanced course is designed to teach students how to control an equitable interest in property without actually owning the property and how to create lease options on properties. Students learn how to structure lease options and purchase options. Other sessions include negotiating with prospective sellers and prospecting for tenants, buyers and lessees.

Property Management & Cash Flow.  Our Property Management & Cash Flow advanced course teaches students how to manage their rental properties, including how to analyze monthly cash flows. Students also learn how to earn income by managing the properties of others and how to find and retain tenants. The course curriculum includes numerous approaches to resolving tenant-landlord problems such as delinquent rents, raising rents and evicting tenants. Students learn about the profit potential for acquiring student housing and rooming houses as well as learning how to find and rehabilitate distressed properties. The program also teaches basic marketing techniques to increase profits.

Manufactured/Mobile Homes and RV Parks.  Our Manufactured/Mobile Homes & Recreational Vehicle Parks advanced course teaches students how to buy, sell and rent mobile homes and parks, an often overlooked segment of the real estate market. While mobile homes cost far less than frame constructed homes, they can yield a significant rate of return on investment. Other subjects include developing and operating a mobile home park, expanding rental “pads” and lots to hold more units, obtaining standard and unconventional financings, estimating fix-up, improvement and moving costs, obtaining seller financing terms and identifying attractive properties at foreclosures and repossessions.

Commercial Real Estate Investing.  Our Commercial Real Estate Investing advanced course highlights the fundamentals of analyzing, buying, managing and disposing of commercial properties. Students also learn how to establish relationships with lenders and government financing agencies. This course, like many of our courses, teaches students how to rehabilitate properties and how to locate and pre-qualify tenants. Our trainers also teach students about various leasing arrangements and describe forms used in commercial property management.

Keys to Creative Real Estate Financing.  Our Keys to Creative Real Estate Financing advanced course teaches students how to create and refinance mortgages and how to structure financings in light of prior credit problems. Discussions also include determining home equity, engaging in real estate negotiations and the use of hard-money lenders.

Tax Liens and Deeds.  Our Tax Liens and Deeds advanced course focuses on the purchase of tax liens and deeds from local tax agencies.  Tax lien certificates have been widely known by real estate agents, bankers, and attorneys for many years. In this class, our students will learn how to build a financial portfolio through the purchase of tax liens and deeds.  During this training, students may attend an actual tax deed sale.

Rehabbing for Profits.  Our Rehabbing for Profits advanced course has been designed to not only teach students, but to show them how to quickly turn an “ugly house” investment into either a wholesaleable or rentable house with the least amount of effort and expense.  The class will take students, step-by-step, how to inspect, evaluate, and estimate rehabilitation jobs so they can decide how much of the work to do themselves and how such to contract out. Negotiating the best deals on materials is also discussed.

Land Investment and Development: Domestic.  During this advanced course, land investment and development students are presented with a powerful step-by-step system for locating and developing vacant land. These strategies will take students from finding the land right through platting, permitting, zoning, to selling their own developments.

Land Investment and Development: International.  Our Land Investment and Development: International advanced course in international land development and investment is offered in Costa Rica. This program offers a curriculum that includes wealth building and investment opportunities overseas. The training also addresses the benefits of establishing a business internationally, investing in foreign markets and raising venture and working capital.

Asset Protection and Tax Relief.  Our Asset Protection and Tax Relief advanced course taught by a third party group of attorneys describes various legal entities used to hold property such as partnerships, corporations, and land and international trusts and the use of these entities to protect assets. Students also learn how to minimize income tax and estate tax liabilities and to develop their own personal investment plans.

Discount Notes and Mortgages.  Our Discount Notes and Mortgages advanced training course teaches students how to broker and buy commercial paper at a discount. Students learn how to locate funding sources for discounted notes and mortgages. Trainers also teach students how to discount other sources of debt such as business leases, business notes, inheritances, lotteries, life insurance policies and structured settlements.

Advanced financial markets courses

Our advanced financial markets education courses are designed to help students learn about equity and options investing.

Master Trader™.  Our Master Trader™ advanced course is a three-day program offering intensified training designed to provide traders and investors with the knowledge needed to prosper in various market environments. This program offers the students a selection of long and short-term strategies. Course work includes technical analysis and fundamental analysis.

Advanced Covered Calls.  Our Advanced Covered Calls course describes step-by-step how to create cash flow in trading options.  The course covers the basic terminology of a call, put, covered call, LEAPS and spread trading.  The course offers long and short-term strategies for trading options.

Trading P.I.T. ™  Our Trading P.I.T. ™ advanced course describes the trading approaches of top money managers. The course teaches students how to create an income stream using more conservative trading techniques and other strategies designed to limit risk while increasing the probability of profits. Strategies covered include a number of trading approaches such as bidirectional trading, hedged directional trading, nondirectional trading, floor-trading strategies and capital preservation.  We teach students the skills to quickly scan the market, generate forecasts and select strategies.

The Trading Room™.  The Trading Room™ advanced class provides a framework of discipline and strategy.   Students will have the opportunity to papertrade and develop a system that fits their personal trading style and objectives. Whether they are trading stocks, options or futures, students will understand how to identify trades, triggers, manage price action and targets.

Advanced Technical Analysis.  As part of the Advanced Technical Analysis class, our students will learn strategies that will sharpen their trading skills.  The course will break down the mystery of trading into a manageable study of price action, pivot points, price extensions, price retracements and average range. Students learn high probability trading techniques for finding trade set-ups, triggers and targets.

Advanced P.I.T. ™  Our Advanced P.I.T. ™ course offers our students the opportunity to experience the market from the inside, directly from the floor of an organized exchange during a market visit followed by a simulated floor trading session after the market closes. Instruction is provided by our options trainers. Subjects include advanced spread trading strategies and portfolio repair.

H.I.T.S.  Our single stock futures advanced course addresses changes in rules regarding single stock futures. We discuss tools associated with spread trading and leveraged trading. Students are taught the framework of single stock futures, set-ups and strategies and where single stock futures may fit into their diversified portfolios.

Mentoring Programs

We offer advanced training programs conducted by over 100 mentors, who work with students individually in “hands-on” training.

Real estate mentors.  Our real estate mentoring program applies the curriculum of our real estate classes to the student’s city of choice. Under this program, one of our mentors travels to the student’s city for three days. Students review the real estate acquisition techniques involved and learn the real estate characteristics of the local market. Students can put to practice the skills they have gained while working directly with an experienced mentor.

Financial markets mentors.  For mentored financial markets education, our students travel to our mentor’s location and spend two days coached by an experienced mentor.

Each of these mentorship programs appeals to different students depending upon business acumen and risk tolerances.

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

Marketing

We create an awareness of and demand for our educational programs, products and services through a mix of television advertising, print advertising, direct mail, email, attendance at trade shows and Internet marketing. We employ approximately 200 individuals trained to handle the needs of new students, to promote new products and services to existing and former students and to respond to customer inquiries via phone, email or the Internet.

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

•                  Limited newsprint advertising, which we also purchase in markets where our training courses are scheduled to be held.

•                  Direct mail and email marketing, which we use in promoting our educational training courses and marketing new educational products, programs and services to our current and former students and to prospects whose names have been provided to us by third party vendors.

•                  Internet marketing is primarily focused on Web sites of our respective brands.  The sites contain information about our products, programs and services, many of which may be purchased online.

•                  Cross promotional advertising campaigns, which we employ from time to time.

In the past, we entered into strategic alliances with promoters that market products and services other than ours to potential students in large and small venues. These alliances allowed us an agreed upon amount of time at the programs to attract students for our introductory courses. Our alliances were with unrelated third parties and create students for us with no requirement for us to expend funds on initial advertising or marketing. Our strategic alliances receive from us a commission on any advanced course tuition we collect resulting from the access provided us to their students. The amount of compensation these alliances receive varies depending on the quality of the student, the negotiated amounts with the strategic alliance partner, the costs associated with enrollment and the cost of delivery.

Cash received and commissions paid from course and product sales through strategic alliances are shown in the following table (in thousands, except the number of strategic alliances):

	Years ended December 31,
	2006	2005	2004
Strategic alliances	7	6	6
Cash received from courses and products	$14,083	$16,249	$17,799
Commissions paid	$4,234	$2,916	$3,803

As of March 2007, we do not have any material strategic alliance arrangements.

Competition

The postsecondary education training business is highly-fragmented and intensely competitive. In a broad sense, we compete with national and international postsecondary education companies, such as Apollo Group, Inc., ITT Education Services, Inc., DeVry, Inc., Corinthian Colleges, Inc., Strayer Education, Inc. and United Technical Institute, Inc., which offer technical and industrial training and career training. We do not, however, compete with these or other companies that offer undergraduate or advanced degrees or continuing education programs. More specifically, we compete with a number of smaller companies, such as INVESTools, Inc., Franklin Covey Company, Wizetrade™, Robbins Research International and Dynetech Corporation, which offer training on specific business subjects including real estate and stock market investing. Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of teachers and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process.

We believe that the range and depth of our course offerings and our brand name offer competitive advantages over many of our direct competitors. We train our instructors and we prepare most of our own course materials which we believe offer us competitive advantages over companies that do not train their own instructors or develop their own educational materials. As a result of constantly attending the training sessions of our competitors, we believe that the quality of our teachers, trainers and reference materials are comparable or superior to those of our competitors. Charges for our educational courses are also consistent with those of our competitors.

Intellectual property

We regard our educational materials and products, trademarks, service marks, trade dress,  trade names and patents as proprietary and we rely primarily on federal statutory and common law protections, to protect our interests in these materials. While some of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third-party noncompete and confidentiality agreements and other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Employees

On March 30, 2007, we had approximately 472 employees, plus approximately 272 independent contractors who act as trainers, instructors, coaches and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are paid commissions based upon the tuition dollar value of courses selected by students at our free informational workshops and basic training sessions, or are paid fixed fees for teaching and mentoring advanced courses. All independent contractors execute agreements with us which set forth commission structures and provide for confidentiality and covenants not to compete.

Government regulation

On November 14, 2006 we were notified by the United States Securities and Exchange Commission that the Commission was conducting a formal, nonpublic investigation to determine whether we have complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market education programs, and, (ii) our acquisition of certain other companies.  To date, we have provided the Commission with the requested information and intend to continue to do so in the future.

On December 11, 2006, we received a subpoena requesting documents in connection with the commencement of a grand jury investigation by the United States Attorney in the Eastern District of Virginia. The investigation is related to our marketing activities from January 1, 2002 to the present. Our Board of Directors has established a Special Committee of independent directors to investigate these activities as part of its efforts to fully comply with the grand jury inquiry.

A Florida investigation was commenced in 2005 and stems from consumer complaints made to the State from the years 2002 to 2005. According to information provided to us by the State of Florida, there were approximately 50 complaints from across the country made to the State of Florida’s Attorney General’s telephone hotline during that time period. This averages about 13 complaints per year or approximately one complaint for every 21,000 students we have educated over the four year period. Our records indicate that many of these complaints were already handled directly with the consumer or resolved through another agency. Our legal team has worked diligently to resolve the few remaining complaints and we believe that our continued cooperation with Florida regulators will result in closure of the investigation without further legal proceedings.

In addition, the Florida Attorney General’s office recently inquired about approximately 55 complaints related to certain student transactions by and between our students and Gulfstream Development Corp. (“Gulfstream”), a company that our Chairman and Chief Executive Officer owns 25% and received compensation as well. The complaints have resulted in the commencement of a lawsuit by Glenn Acciard, et al. naming Gulfstream and, among others, Russell A. Whitney, individually, John Kane, individually and Whitney Education Group, Inc., a wholly owned subsidiary, as defendants.

Indiana filed a lawsuit against us in March 2005 alleging that our operations fall within certain business opportunity regulations and that we failed to register accordingly. We believe the lawsuit has no merit and are aggressively defending the action.

In March 2005 and February 2006, we received subpoenas from Wisconsin and Kansas, respectively, requesting information about our advertising and student testimonials. We believe these are routine inquiries and expect no further action.

Subsidiaries

We conduct a significant portion of our business through the following 11 subsidiaries.

•                  Whitney Education Group, Inc. provides educational programs in the United States.

•                  Wealth Intelligence Academy, Inc. provides advanced educational programs in the United States.

•                  Whitney U.K. Limited provides educational programs throughout the United Kingdom.

•                  Whitney Canada, Inc. provides educational programs in Canada.

•                  Whitney International Limited provides education and training, primarily in the United Kingdom.

•                  Whitney Consulting Services, Inc. performs telemarketing services in real estate, investments and financial training seminars and individual one-on-one coaching programs.

•                  Whitney Leadership Group, Inc. formerly held all of the copyright and intellectual property rights associated with our educational materials and licenses these rights for payments.

•                  Whitney Development Limited.

•                  Mortgage Reduction System Equity Corp. manages the processing of the payments of homeowners that purchase a program we offer that allows for them to pay their mortgages every two weeks instead of monthly.

•                  EduTrades, Inc. provides financial markets education courses.

•                  Rich Dad Education, LLC, a 51% owned subsidiary, provides education under Rich Dad®Education in the United States.

ITEM 1A.  RISK FACTORS

The SEC’s investigation to determine whether we violated any securities laws in connection with (i) the efficacy or trading success of our financial markets education programs, and, (ii) our acquisition of certain other companies, may result in penalties that could have an adverse affect on us, perhaps materially so.

On November 14, 2006, we received a notice from the United States Securities and Exchange Commission that the Commission was conducting a formal, nonpublic investigation to determine whether we complied with securities laws in connection with (i) the efficacy or trading success of our stock market education programs, and, (ii) our acquisition of certain other companies.

The SEC has requested documents and information from us in the course of their investigation and we have provided our full cooperation. However, we cannot predict the ultimate impact, if any, that the SEC’s investigation may have on our business or operations. It is possible that the SEC’s investigation may result in penalties. The nature of the penalties that the SEC may seek against us cannot be predicted at this time but it could have an adverse affect on us, perhaps materially so.

The investigation by the United States Department of Justice in the Eastern District of Virginia in connection with certain of our marketing activities could result in fines or penalties that could have an adverse affect on us.

On December 11, 2006, we received a subpoena from the United States Attorney for the Eastern District of Virginia requesting documents and information in connection with an investigation relating to our product marketing activities from January 1, 2002 to the present. We were notified that a grand jury investigation related to this matter has commenced.

We intend to cooperate fully with this investigation. Our Board of Directors established a Special Committee of independent directors to conduct an internal investigation of these activities. The Committee has engaged the law firm of Wilmer Cutler Pickering Hale and Dorr to assist it with this investigation.  While we cannot predict the ultimate impact, if any, that the Department of Justice’s investigation may have on our business or operations, a material adverse affect is possible.

Class action lawsuits filed against us could result in fines or penalties that could have a material affect on our financial results.

On January 30, 2007, we were served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing us of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired our stock from November 18, 2003 through and including December 15, 2006 (the “Class Period”).  We will vigorously defend ourselves in this action, but our operating results and management’s attention may be adversely impacted by the outcome of this lawsuit.

On March 8, 2007, we were served a complaint by Robert Ghosio, Jr. on behalf of Nominal Defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.  We believe that the complaint is without merit and intend to vigorously defend ourselves. However, our operating results and management’s attention may be adversely impacted by the outcome of this lawsuit.

We have expended significant time and resources to restate our previously submitted Consolidated Financial Statements for years 2001 through 2005. As a result, our business was adversely affected by the time and expense devoted by our staff and management. In addition, our investors may call into question future Consolidated Financial Statements issued by us.

The time and resources expended to restate the Consolidated Financial Statements for years 2001 through 2005 increased our cost and required the attention of our financial management personnel. In addition, our future stock price and volume may be adversely affected by the lack of investor confidence in the accuracy of our future Consolidated Financial Statements.

We currently have material weaknesses in our internal controls related to our accounting processes and financial records which may result in inaccurate financial reporting, restatements and /or the inability to prevent fraud.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Co-President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our Chairman and Chief Executive Officer and our Co-President and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

On the basis of their findings, our Chairman and Chief Executive Officer and our Co-President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report.   In conducting this evaluation, we identified material weaknesses in our internal controls that could cause misstatements in our Consolidated Financial Statements. These material weaknesses included:

•         Lack of knowledgeable personnel in accounting and financial reporting areas, a lack of formalized processes and procedures over key areas in the accounting and reporting functions, and inadequate supervision and review over the financial reporting function. These deficiencies are particularly significant in the following areas:

•                  Foreign currency translation exchange calculations

•                  Income tax provision calculation

We initiated corrective actions to address material internal control deficiencies and have remediated some of the weaknesses reported last year.  We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. In 2006, we hired an experienced Chief Financial Officer (now Co-President and Chief Financial Officer). In addition, we hired or appointed a new Chief Information Officer, a Vice President, Operations Finance, a Vice President, Strategy and Business Development, a Vice President, Finance, a Director, Financial Systems, a Director, Sarbanes-Oxley Compliance and Implementation, a Manager, Information Technology Sarbanes-Oxley Compliance and Implementation, two Senior Financial Analysts, and two Senior Business Development Analysts. We are actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis and financial systems. We will continue to upgrade our personnel and our financial reporting systems to improve our internal controls.

Failure to develop a system to evaluate the effectiveness of our internal controls may impact our ability to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

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

Failure to maintain an effective system of internal controls may impact our ability to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would reduce our ability to obtain subsequent financing, if necessary, as well as reduce the trading price of our common stock.

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

Our internal controls, related to accounting processes and financial reporting, have not been effective. We have not developed strong controls that are adequate to ensure that our results are without errors. If we do not correct this problem, additional material weaknesses could be discovered and disclosed which would result in an inability to rely on our internal controls.

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

Failure to comply with federal and/or state laws regulating the marketing and sale of our educational courses could harm our reputation and reduce the demand for our course offerings.

Many states regulate the marketing and sale of our educational courses, including the content of advertisements to attract students. Failure to comply with these regulations could result in legal action instituted by the states, including cease and desist and injunction actions. In the event we are subject to such legal action, our reputation would be harmed and the demand for our course offerings could be significantly reduced. In the past, we have been involved in four state regulatory investigations which we have resolved and we are currently involved in four other such regulatory investigations. See “Government Regulation” for a detailed discussion of these regulatory investigations.

Inability to successfully introduce new programs, products and services would negatively impact our revenue growth.

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

The market price of our common stock was $3.50 per share at the close of business on March 30, 2007 and exceeded our December 31, 2006 book value, which was a stockholders’ deficit of $45.1 million or $(3.84) book value per share deficit. The lower book value per share compared to our market price per share increases the risk that our market price per share may decline in the future.

Our Chairman and Chief Executive Officer, Russell A. Whitney and Ingrid Whitney, also an employee, own approximately 44% of our outstanding common stock, which means they have the ability to significantly influence any matter requiring stockholder approval or prevent a change of control in our Company.

Russell A. Whitney, our Chairman and Chief Executive Officer, and Ingrid Whitney, also an employee, own approximately 44% of our outstanding common stock.  As such, the Whitneys can significantly influence any matter requiring the vote of our stockholders, including the election of directors. The Whitneys could, with a relatively small number of other stockholders, vote to approve a transaction that may not be in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders. Moreover, the Whitneys’ stock ownership may prevent a third party from acquiring a controlling position in our common stock because in many instances, a third party desiring to purchase a controlling position in a public company is willing to pay a premium to the market price. The Whitneys’ stock ownership would likely prevent such an event from occurring.

Outside business ventures of Mr. Whitney could result in conflicts of interest that could negatively impact our ability to attract investors.

Mr. Whitney has outside passive investment interests in real estate and owns a 25% interest in Gulfstream Development Corp., a residential construction company. In the past, Mr. Whitney owned residential real estate lots in Cape Coral, Florida, some of which were purchased by our students. From time to time, some of our students used Gulfstream to build residences upon lots which they have purchased from Mr. Whitney or others. These kinds of arrangements could create, or appear to create, conflicts of interest if our students purchased lots from Mr. Whitney or contracted with Gulfstream to construct residences on such lots. Any conflict of interest or appearance of a conflict of interest in connection with our arrangements with our students could negatively impact investor interest in us and therefore our stock price and liquidity. We do not have any formal procedure for resolving any such conflicts of interest.

On March 22, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc. The case is Glenn Acciard, et. al. vs. Russell A. Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Fifth Judicial Court in and for Lee County, Florida alleging that a subsidiary of ours and 18 other defendants not associated with the Company, including two of our executive officers, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students. The allegations in the complaint include claims of constructive and common law fraud and other violations.  See “Related Party Transactions” for a more detailed discussion of potential conflicts of interest.

Our relationship with third party providers who introduce real estate investment opportunities to our students may subject us to liability.

In the past and currently, we permit third party providers to provide real estate investment opportunities to our students. Such arrangements have in the past and may in the future subject us to significant liabilities if such investments do not meet student expectations or result in economic losses to the students.

For instance, in January 11, 2007, Whitney Canada, Inc., a wholly owned subsidiary, and Whitney Information Network, Inc.  received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada. A class action was requested for all persons who have made various real estate investments, at the alleged inducement, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Whitney Information Network, Inc. and/or Jean Lafrenière.

The loss of any of our key personnel, especially Mr. Whitney and high performing instructors, could disrupt our operations and reduce our profitability.

Our future success also depends to a significant extent on the continued services of our executive management, including Mr. Whitney. We do not maintain key-man life insurance on the life of Mr. Whitney. The loss of the services of Mr. Whitney or other senior management could disrupt our operations and reduce our profitability.

Our future success also depends on our ability to retain and attract high performing instructors. The loss and/or inability to recruit suitable replacements may impact our performance and reduce our profitability.

The loss of Board of Director members has created a non-independent Board and could create a perception of a lack of stability.

On March 22, 2007, Stephen L. Cootey, a member of the Board of Directors since 2006, resigned. Mr. Cootey was Chairman of the Compensation Committee.

On March 23, 2007, Anthony B. Petrelli, a member of the Board of Directors since 2006, resigned. Mr. Petrelli was a member of the Audit Committee, the Governance and Nominating Committee and the Special Committee.

Future departures or perceived instability on our Board may adversely affect investor confidence in the governance of the Company.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following chart summarizes our office locations (in thousands, except square footage).

Purpose	Location	Own/Lease	Approximate square footage	Lease expiration	Annual rent
Corporate headquarters	Cape Coral, FL	Own	40,734	—	—
Conference center	Monterey, Costa Rica	Own	7,200	—	—
European headquarters	London, England	Own	5,600	—	—
Former EduTrades and telemarketing headquarters	Draper, UT	Lease	13,553	October 2007	$168
Current EduTrades and telemarketing headquarters	Murray, UT	Lease	32,646	December 2012	392
Canadian headquarters	Ontario, Canada	Lease	1,200	April 2010	20
Training center	Salt Lake City, UT	Lease	6,783	September 2010	112
Training center	Cape Coral, FL	Lease(1)	2,200	Month-to-Month	23
Support facility	Cape Coral, FL	Lease(1)	9,000	June 2009	167
Training center	Cape Coral, FL	Lease(1)	4,802	June 2007	87
			123,718		$969

(1)           Related party lease.

We own the land and building of our executive offices in Cape Coral, Florida. Our executive office building is approximately 40,734 square feet in size and is situated on approximately 4.5 acres. We own an approximately 7,200 square foot conference and training center in Monterey, Costa Rica, which we designed and built in 2002.

We currently own our European headquarters in London, England.  However, we negotiated to sell this building for approximately ₤1.9 million.  We intend to lease office space of approximately 2,727 square feet.  We expect the sale of the building and the execution of the lease to be completed in the second quarter of 2007.

We lease 13,553 square feet of office space in Draper, Utah. The lease expires in October 2007 and is payable at the rate of $13,975 per month. To support our expanding business operations, we entered into a 72-month office lease in Murray, Utah and moved in March 2007. The lease is for 32,646 square feet. We intend to assign or sublease our existing space in Draper, Utah. We will receive a credit on our lease in Murray, Utah, prior to any assignment or sublease of the Draper, Utah lease.

Our Canadian subsidiary leases approximately 1,200 square feet of office space in Ontario, Canada. The lease expires in April 2010 and is payable at rates increasing from $1,081 to $1,654 per month over the term of the lease.

We lease approximately 6,783 square feet of office space in Salt Lake City, Utah. The lease expires in 2010 and is payable at the rate of $9,327 per month. The facilities are being used as a training center.

Related party leases

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway (“1611 Cape Coral Parkway”), approximately 9,000 square feet of space at 1625 East Cape Coral Parkway (“1625 Cape Coral Parkway”) which is used for offices and shipping and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our Chairman and Chief Executive Officer and Ingrid Whitney.

The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $13,913 and $7,238 respectively. We are on a month-to-month basis with respect to the 1611 Cape Coral Parkway lease that expired in March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 2009.

ITEM 3. LEGAL PROCEEDINGS

From time to time, Whitney is involved in legal proceedings that we consider to be in the normal course of business.  We do not know if any of these proceedings will have a material adverse effect on our business.

As previously disclosed, on January 11, 2007, Whitney Canada, Inc., a wholly owned subsidiary, and Whitney Information Network, Inc. received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada. A class action was requested for all persons who have made various real estate investments, at the alleged inducement, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Whitney Information Network, Inc. and/or Jean Lafrenière.

As previously disclosed, on January 30, 2007, we were served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo. The complaint was filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing us of securities violations.  The plaintiffs seek damages for violations of federal securities laws on behalf of all investors who acquired Whitney stock from November 18, 2003 through and including December 15, 2006 (the “Class Period”).  We will vigorously defend ourselves in this action, but our operating results may be adversely impacted by the outcome of this lawsuit.

As previously disclosed, on March 8, 2007, we were served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.  We believe that the complaint is without merit and intend to vigorously defend ourselves.

As previously disclosed, on March 22, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc. The case is Glenn Acciard, et. al. vs. Russell A. Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Fifth Judicial Court in and for Lee County, Florida alleging that the Company and 18 other defendants not associated with the Company, including two of our executive officers, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students. The allegations in the complaint include claims of constructive and common law fraud and other violations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on NASD’s Over-the-Counter Bulletin Board under the trading symbol “RUSS” since August 1998.  The high and low closing prices of our common stock for the last two years, by calendar quarter, are set forth below.  These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High closing price	Low closing price
Year ended December 31, 2006
Fourth Quarter	$10.00	$3.25
Third Quarter	9.90	7.80
Second Quarter	11.26	7.70
First Quarter	10.80	7.10

Year ended December 31, 2005
Fourth Quarter	$9.75	$4.55
Third Quarter	5.00	2.82
Second Quarter	3.40	1.20
First Quarter	2.38	1.10

As of March 30, 2007, we had approximately 500 record and beneficial stockholders.

The information under the principal heading “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission, is incorporated herein by reference.

DIVIDEND POLICY

During our two most recent fiscal years we authorized one cash dividend of $1.00 per share to the holders of record on September 15, 2006, and paid on October 2, 2006, on our common stock.  This was deemed a return of capital for income tax purposes.  We do not have any plans to pay dividends in the future.

Five year performance graph: 2002-2006

The following graph shows a comparison of cumulative total returns for an investment in the common stock of Whitney Information Network, Inc., the Russell 2000 Microcap® Index and a self-determined peer group of public companies within the education industry.  The peer group of companies includes the following six education companies: Bright Horizons Family Solutions, Inc., Corinthian Colleges, Inc., eCollege.com, Franklin Covey Company, INVESTools, Inc., and Strayer Education, Inc..

The annual changes for the five year period shown in the graph on this page are based on the assumption that $100 had been invested in Whitney Information Network, Inc. stock, the Russell Microcap® Index and the self-determined peer group previously described, on December 31, 2001.  In addition, it is assumed the self-determined peer group and Whitney Information Network, Inc. reinvest its dividends. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2006.

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

During the last three years, we have not sold any securities which were not registered under the Securities Act, except:

(i)                                     In December 2005, we issued 1,750,000 shares and 875,000 warrants and Russell A. Whitney, our Chairman and Chief Executive Officer, issued 1,250,000 shares and 625,000 warrants to 17 accredited investors.  The securities were issued in units consisting of one share and one-half warrant for $4.50 per unit. We also issued a unit purchase warrant to Noble International Investments, Inc. to purchase up to 300,000 units at $4.50 per unit as part of its compensation for acting as our placement agent in the offering, each unit consisting of one share of common stock and one warrant to purchase one half share of common stock.

(ii)                                  In September 2006, we received $5,395,851 of cash proceeds from holders who exercised the following outstanding warrants and stock options:

Form of security	Description	Number of holders	Number of common shares	Exercise price per share	Proceeds
Warrants	PIPE warrants	11	859,743	$4.50 to $6.00	$4,915,602
Options	1998 Stock Option Plan	5	217,900	$1.81 to $5.60	480,249
Total		16	1,077,643		$5,395,851

Included in the above proceeds are warrants issued by the our Chairman and Chief Executive Officer exercised by three holders totaling 375,000 shares of common stock with proceeds amounting to $2,250,000. These proceeds were issued to the Chairman and Chief Executive Officer in October 2006.

We paid no incremental placement fees in connection with the warrants or options. We expect used the cash proceeds from warrant and option exercises for working capital.

We offered and sold the warrants without registration under the Securities Act of 1933 to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D thereunder. The warrants and any shares issuable upon exercise may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the warrants issued, and will be placed on the shares issuable upon exercise of the warrants, unless registered under the Securities Act prior to issuance.

(iii)                               From time to time, we issue stock options under our 1998 Stock Option Plan and shares issuable upon exercise of these stock options.

With respect to common stock issued under paragraph (i) and (ii) above, we relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The securities were restricted pursuant to legend printed on each certificate. The purchasers were all accredited investors, capable of analyzing the merits and risks of the investment, who acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and understood the speculative nature of the investment.

We registered these securities on Form S-1.  This Registration Statement was deemed effective November 13, 2006 by the United States Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information as of and for the five years in the period ended December 31, 2006. The data for the five years are derived from our audited Consolidated Financial Statements, which appear elsewhere in this document. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

All financial information, except per share data, is expressed in thousands.

	Years ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations data:
Revenue	$224,654	$163,107	$136,259	$89,805	$51,178
Earnings (loss) from operations	7,690	(9,161)	(32,845)	(7,476)	(2,486)
Net earnings (loss)	$1,755	$3,850	$(31,963)	$(7,325)	$(2,216)
Diluted earnings (loss) per share	$0.15	$0.41	$(3.72)	$(0.89)	$(0.28)
Statement of Cash Flows data:
Cash provided by operations	$20,019	$17,022	$600	$10,732	$7,873
Cash (used in) provided by investing activities	(4,426)	8,640	(10,604)	(7,732)	(4,907)
Cash (used in) provided by financing activities	(14,102)	3,015	1,387	599	367
Increase (decrease) in cash and cash equivalents	$937	$28,577	$(8,562)	$3,008	$3,333
Cash dividends per share	$1.00	—	—	—	—

Other operating data:

As used in the following operating data and our reconciliation, EBITDA means net earnings (loss) before income taxes plus interest expense, depreciation and amortization expense, as well as impairment of assets, special items (including the costs associated with the United States Securities and Exchange Commission and the Department of Justice investigations and writeoff of stock registration costs as a result of the withdrawal of the EduTrades, Inc. Registration Statement), the stock portion of the gift to the wife of the former President, interest and nonoperating income, stock option and warrant compensation expense, minority interest and equity earnings in related parties and (gain) from the sale of assets. We refer to “Adjusted EBITDA” to mean EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement under generally accepted accounting principles.

We use Adjusted EBITDA as a key measure in evaluating our operations and decision-making. We feel it is a useful measure in determining our performance since it takes into account the change in deferred revenue and deferred course expenses in combination with our operating expenses. We reference Adjusted EBITDA frequently since it provides supplemental information that facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance in our industry. We plan and forecast our business using Adjusted EBITDA, with comparisons of actual to planned and forecasted Adjusted EBITDA and we incentivize management on Adjusted EBITDA. In addition, we provide Adjusted EBITDA because we believe investors and security analysts find Adjusted EBITDA to be a useful measure for evaluating our performance.

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended by the student, the student has received the course content in an electronic format, or the contract expires, at which time the revenue is deemed earned. Thus, reporting under generally accepted accounting principles in the United States of America (U.S. GAAP) creates significant timing differences with respect to revenue and expenses, both in our Consolidated Statement of Cash Flows and Consolidated Statement of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason we believe Adjusted EBITDA is an important non U.S. GAAP financial measure.

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

All financial information is expressed in thousands.

	Years ended December 31,
	2006	2005	2004	2003	2002

Net earnings (loss)	$1,755	$3,850	$(31,963)	$(7,325)	$(2,216)
Impairment of assets	3,668	—	—	—	—
Special items	2,330	—	—	—	—
Other income (expense)	162	(1,801)	(892)	(154)	(81)
Interest (income) expense, net	(1,876)	28	499	3	(86)
Income tax provision (benefit)	7,678	(6,798)	—	—	—
Stock gift	937	—	—	—	—
Stock option and warrant compensation expense	881	—	—	—	—
Depreciation and amortization	1,774	1,856	1,610	950	598
Minority interest and equity earnings	45	2,138	(182)	—	(102)
Gain on sale of assets	(74)	(6,579)	(305)	—	—

EBITDA	17,280	(7,306)	(31,233)	(6,526)	(1,887)

Net change in deferred revenue	(1,593)	33,288	27,828	19,468	11,581
Net change in deferred course costs	(67)	(2,602)	(3,546)	(3,339)	(1,791)
Adjusted EBITDA	$15,620	$23,380	$(6,951)	$9,603	$7,903

Adjusted EBITDA as a percentage of cash received from course and product sales	7.0%	11.9%	(4.2)%	8.8%	12.6%

All financial information, except per share amounts, is expressed in thousands.

	Years ended December 31,
	2006	2005	2004	2003	2002

Cash received from course and product sales	$223,061	$196,395	$164,087	$109,273	$62,759
Net change in deferred revenue	1,593	(33,288)	(27,828)	(19,468)	(11,581)
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	$89,805	$51,178

Consolidated Balance Sheets data:

	December 31,
	2006	2005	2004	2003	2002

Total assets	$95,120	$102,203	$60,028	$55,552	$28,272
Long term debt	6,154	3,374	12,312	10,953	1,650
Stockholders’ deficit	$(45,062)	$(40,486)	$(51,560)	$(19,930)	$(12,865)
Book value per share deficit	$(3.84)	$(3.87)	$(5.98)	$(2.33)	$(1.59)
Shares outstanding	11,739	10,456	8,618	8,548	8,097

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in this document. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include those described under “Risk Factors”, “Special Note Regarding Forward-Looking Statements” and elsewhere in this document.

Executive Overview

In the United States, the United Kingdom, Canada and Costa Rica, we offer postsecondary nonaccredited introductory workshops, primary and advanced courses and training in two primary fields of study:

•                  Real estate education

•                  Financial markets education

Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long term value. Our brand portfolio includes:

•                  For real estate investment workshops and introductory courses:

—                                   Russ Whitney®’s Building Wealth™

—                                   Teach Me Foreclosure™ & Real Estate Investing

—                                   Rich Dad® Education

—                                   Private label brands:

•                  M2 Advantage®

•                  Real Estate Success System

•                  For financial markets investment workshops and introductory courses:

—                                   Teach Me to Trade®

—                                   Private label brand:

•                  Stock Success System™

•                  Our umbrella brand for advanced courses:

—                                   Wealth Intelligence Academy®

The advanced courses of study under the Wealth Intelligence Academy® brand include:

•	Millionaire U™ real estate advanced training
•	Rich U™
•	Wholesale buying
•	Foreclosure training
•	Lease option
•	Property management and cash flow
•	Keys to creative real estate financing
•	Asset protection & tax relief
•	Mentor field training
•	Discount notes and mortgages
•	Manufactured mobile homes and recreational vehicle parks
•	Rehabbing for profit
•	Tax liens and deeds
•	Commercial real estate investing
•	Domestic and international land investment and development
•	Master Trader™	— practical trading techniques
•	The Trading P.I.T.™	— hedging techniques
•	The Advanced P.I.T.™	— spread strategies

•	H.I.T.S.™	— single stock futures and ETFs
•	The Trading Room™	— practical trading structures and routines
•	Advanced Covered Calls	— strategies to use options to improve cash flow and hedge risk
•	Advanced Technical Analysis	— strategies to manage trades in different market conditions

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Conferences

We enter into strategic alliances with promoters that market our products and services to potential students.

We are aware of other macroeconomic trends including changes in the real estate markets, financial markets, overall employment, early retirement and consumer confidence that may impact overall demand.  We believe we can adapt our curriculum development and marketing message accordingly to changing trends. Moreover, we are also cognizant that we compete in an area where the barriers to entry are low with respect to content development; however, access to students and the fulfillment of courses requires substantial cash outflow before cash inflow is realized in the form of tuition.

Our international presence in the United Kingdom and Canada represents approximately 7.8% of revenue in 2006 which is slightly higher than the approximate 7.2% of revenue in 2005. During 2006, we completed a review of our entire international strategy. The review took place so we could assess whether market conditions supported a further investment of resources in the international marketplace and, conversely, if we should consider exiting the international market.

The review consisted of:

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

•                  Supporting our brand positioning, our competitive strengths and overall business case to warrant investment outside North America, through:

—                                   Clarifying the positioning of the respective brands in our portfolio

—                                   Identifying core competencies

—                                   Articulating competitive strengths and weaknesses

—                                   Benchmarking operating metrics to industry norms and selected competitors

—                                   Evaluating our financial capabilities and opportunities

—                                   Reviewing other points of differentiation

•                  Articulating our international five year strategic, development and economic plan

•                  Prioritizing our initiatives over the near term and developing a tactical plan

As a result of our review, we concluded that the United Kingdom and Canadian markets would support expansion of two of our brands, Teach Me to Trade® and Rich Dad®Education.  These brands will be brought to Canada and the United Kingdom in the next eighteen months, with potential expansion to the European continent in the next 18 to 24 months.

Over the past five years, revenue has grown at a compounded annual growth rate of 40.3%.  Our operating expenses (including impairment of assets and special items) grew at a 40.0% compounded annual growth rate during the same period. Our Adjusted EBITDA for the same five year period grew at a 40.1% compounded annual growth rate.  Through continued leveraging of our fixed costs, improving our overall marketing efficiency and course delivery, and prudently increasing our prices, we endeavor to grow revenue at a faster rate than the growth of operating expenses.

Our operating results are expressed as a percentage of revenue below:

	Years ended December 31,
	2006	2005	2004	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct course expenses	49.8	58.1	67.3	57.8	50.5
Advertising and sales expense	28.6	30.6	36.4	33.5	27.2
General and administrative expense	15.5	17.0	20.3	17.1	27.1
Impairment of assets	1.7	—	—	—	—
Special items	1.0	—	—	—	—
	96.6	105.7	124.1	108.3	104.9
Earnings (loss) from operations	3.4	(5.7)	(24.1)	(8.3)	(4.9)
Other income:
Other (loss) income	(0.1)	1.1	0.7	0.2	0.1
Interest income (expense), net	0.8	(0.0)	(0.4)	(0.0)	0.2
Equity (loss) earnings from related parties	(0.0)	(0.1)	0.1	—	0.2
Gain on sale of assets	0.1	4.0	0.2	—	—
	0.8	5.0	0.6	0.2	0.5
Earnings (loss) before income taxes	4.2	(0.7)	(23.5)	(8.2)	(4.3)
Minority interest	—	(1.2)	—	—	—
Income tax (provision) benefit	(3.4)	4.2	—	—	—

Net earnings (loss)	0.8%	2.3%	(23.5)%	(8.2)%	(4.3)%

Our cost structure is particularly sensitive to increasing television advertising and production costs and travel related expenses. However, a very meaningful part of our cost structure is variable in nature, such as instructor, field representatives and outreach related costs which are primarily a function of sales realized.

We obtain the majority of our students through free introductory workshops. These introductory workshops are established in various metropolitan areas in the United States, the United Kingdom and Canada. Prior to the actual workshop, we expend a significant amount of money in the form of advertising through various media channels. The following table represents the expense categories and as a percentage of the total, respectively, that comprise advertising and sales expense for the three years in the period ended December 31, 2006 (in thousands):

	Years ended December 31,
Expense category	2006		2005		2004

Television expense	$37,754	58.8%	$33,179	66.6%	$31,659	63.7%
Direct mail expense	6,636	10.3	5,041	10.1	6,938	14.0
Newspaper expense	2,492	3.9	3,345	6.7	3,030	6.1
Internet expense	3,198	5.0	10	0.0	466	1.0
Radio expense	157	0.2	—	—	860	1.7
Media spending	50,237	78.2	41,575	83.4	42,953	86.5
Outreach sales commissions	13,931	21.8	8,264	16.6	6,711	13.5
Advertising and sales expense	$64,168	100.0%	$49,839	100.0%	$49,664	100.0%

Our advertising and sales expense represented approximately 28.6% of our revenue in 2006. Overall advertising and sales expense over the past five years increased at a 40.9% compound annual growth rate as compared to a 40.3% compound annual growth rate for revenue over the same five year period.

Approximately 27.9% of those students attending the introductory workshops purchase one or more of our courses. For advanced courses, the student pays the tuition at the time of registering for the course or program. As reflected in the following chart, cash sales from course and product sales differ from the revenue reported for financial statement purposes (in thousands):

	Years ended December 31,
	2006	2005	2004	2003	2002

Cash received from course and product sales	$223,061	$196,395	$164,087	$109,273	$62,759
Less: Net change in deferred revenue	1,593	(33,288)	(27,828)	(19,468)	(11,581)
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	$89,805	$51,178

Due to the timing differences between cash collection and the time at which our students actually take the course, we have historically recorded a substantial amount of deferred revenue. Deferred revenue at the end of each year may result in reported revenues in subsequent years. In 2006, revenue was significantly improved by the recognition of $55.4 million related to course breakage.  As reflected in the table below, our deferred revenue as a percentage of total revenue has ranged from 51.4% to 71.7% since 2002 (in thousands).

	Years ended December 31,
	2006	2005	2004	2003	2002

Deferred revenue	$115,408	$117,001	$83,713	$55,885	$36,417
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	$89,805	$51,178
Deferred revenue as a percentage of revenue	51.4%	71.7%	61.4%	62.2%	71.2%

The vast majority of our costs to acquire the student are expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops; these costs are expensed when incurred. However, the tuition paid at registration is deferred until the course is attended or received in electronic format by the student, at which time the revenue is deemed earned. If the student does not attend the course, we recognize the revenue based upon the likelihood of the attendance by the student is remote (course breakage), which is based upon the historical percentage of students who never attended a course subsequent to expiration and the highest number of days in which 95% of those students who attended a course subsequent to expiry.  Thus, reporting under generally accepted accounting principles in the United States of America (U.S. GAAP) creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our Consolidated Statement of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason, we believe Adjusted EBITDA is an important non-GAAP operating metric.

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

Financial markets education segment

EduTrades, our financial markets education division, began operations in July 2002, with the acquisition of Teach Me to Trade®, with sales commencing in the fourth quarter of 2002.

One-half of all U.S. households own stocks, either directly or through a mutual fund or retirement plan, according to a 2005 survey by the Securities Industry Association, Federal Reserve Board and U.S. Census Bureau. This represents 56.9 million households in 2005, when compared to 40.0 million ten years ago, and 15.9 million in 1983. Investment in the stock market and in mutual funds continues to be significant. In 2005, equity fund inflows amounted to $147.6 billion, followed by $157.9 billion in 2006.

Approximately 67% of all equity investors are between the ages of 35 and 64, with a median and mean age of 51 years of age, the peak earning and investing years, according to the Securities Industry Association/Investment Company Institute survey. According to the U.S. Census Bureau and the same survey, of the 91.1 million individuals, or approximately one-third of all Americans, who own equities:

•              The median household income is $65,000

•              The median financial household assets are $125,000

•              70% are married

•              56% are college graduates

•              70% are employed.

Since the time of the survey, investment in the stock market and mutual funds continues to be substantial, and there has been significant growth in investments in alternate financial instruments such as options, single stock futures and indexes. Trading in option contracts reached record levels again in 2006. According to the Chicago Board Options Exchange (“CBOE”), there were 674.7 million option contracts traded in 2006 compared to 468.2 million in 2005, a 44.1% increase. This trend has continued through the first two months of 2007, where trades in option contracts have increased 24% to 122.6 million contracts.  The volume of exchange traded funds on the CBOE increased by 64.5% in 2006 as compared to 2005.

Our financial markets education segment has become a growing part of our business, as reflected in the following table:

	Years ended December 31,
As a percentage of total revenue	2006	2005	2004

Real estate education (domestic and international)	49.9%	71.1%	76.0%
Financial markets education	50.1	28.9	24.0
	100.0%	100.0%	100.0%

Noncore investments

We also have investments in various projects that are noncore to our mission. These investments were opportunistic in nature and leverage the experience of our Chairman and Chief Executive Officer in real estate development. The investments we currently hold have not materially impacted our liquidity.

As of December 31, 2006, our noncore investments consisted of equity interests in real estate ventures in Costa Rica and Southwest Florida.

Costa Rica investment

Our interests in Costa Rica include equity investments in three entities: Rancho Monterey, S.A, Monterey del Este, S.A., and Monterey del Mar, S.A.  Our direct investment in these entities includes initial and working capital advances of $2.8 million, $2.1 million and $1.8 million, as of December 31, 2006, 2005 and 2004, respectively.  Additional investments in these and other entities exist through indirect investments by related parties, including certain executive officers.

Our interest in these Costa Rican entities as of December 31, 2006 includes:

•                  30% of Rancho Monterey, S.A., a Panamanian entity with ownership of approximately 394 acres of undeveloped land on the Pacific coast,

•                  Rancho Monterey, S.A. also owns 33% of Monterey Group, S.A., which owns approximately two and one-half acres of beachfront land concession adjacent to a hotel property,

•                  8% of Monterey del Este, S.A., a Panamanian entity with ownership of approximately 445 acres of Costa Rican undeveloped land contiguous to Rancho Monterey, S.A.,

•                  Monterey del Este S.A. also owns 33% of Monterey Group, S.A., which owns approximately two and one-half acres of beachfront land concession adjacent to a hotel property,

•                  48% of Monterey del Mar, S.A., a Panamanian company, established for the purpose of acquiring and developing a hotel property on the Pacific coast of Costa Rica,

•                  Monterey del Mar, S.A. is the trust beneficiary of a Costa Rican company, Mar y Tierra del Oesta, S.A., which owns a beachfront land concession.

For the years ended December 31, 2006, 2005 and 2004, under the equity method of accounting, we reflected our share of the loss related to our direct equity interests in the amounts of less than $0.1 million, $0.2 million and nil, respectively.

Additionally, we hold a 100% interest in a 7,200 square foot conference center in Monterey, Costa Rica and the land on which it is situated. The historical cost and related accumulated depreciation are reflected in our Consolidated Balance Sheets under the caption “property and equipment.”  The net book value of the conference center was $0.8 million and $0.9 million as of December 31, 2006 and 2005, respectively.

Our Chairman and Chief Executive Officer, Co-President and Chief Operating Officer and other current and former employees of our Company have direct or indirect investments in Costa Rica.  See Item 13- Certain Relationships and Related Transactions.  The following table summarizes the respective ownership interests by us, certain executive officers and related parties with respect to Costa Rica (as a percentage of total equity ownership) as of December 31, 2006:

Entity	Company	Chairman and CEO	Co-President and COO	Total
Rancho Monterey, S.A.	30%	11%	1%	42%
Monterey Del Este, S.A.	8	8%	—	16%
Monterey Del Mar, S.A.	48%	—	—	48%

In the second half of 2006, the Board of Directors approved increasing our ownership of Monterey del Mar, S.A.  The purpose is to gain a controlling interest in order to effect a sale of Monterey del Mar, S.A.

During the first quarter of 2007, our equity interest in Monterey del Mar, S.A. increased to approximately 51%.  We will consolidate the operations of the entity in 2007.  The Board also deemed these operations as discontinued with a sale expected in the foreseeable future.  Accordingly, Monterey del Mar, S.A.’s operations should be accounted as discontinued operations during the upcoming year.

Moreover, there are two additional projects in Costa Rica, known as Monterey Green Acres, S.A. and Monterey Sun and Win, S.A., both Costa Rican companies, which are next to our Costa Rica investments, but we do not have any equity investment.  However, our Chairman and Chief Executive Officer, our General Manager, eBusiness, other existing and former employees, one of our external attorneys, independent contractors who work for us, vendors and former students invested in these projects.

Southwest Florida Investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida. We do not intend to keep our interest as a long term holding and will divest this investment at the appropriate time. The investment entity has no ongoing activity other than minimal costs of carrying the land. Under the equity method of accounting, we recorded our share of these costs, which were insignificant, in 2006, 2005 and 2004.

Critical Accounting Policies

Revenue recognition policy

We are engaged primarily in the business of providing real estate and financial education to individual students through courses of study as well as educational materials. We offer our students multiple course packages. Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue when it is received. Revenue is earned when the student attends the course, or the likelihood of attendance is deemed remote.

The student is permitted to attend courses (in all available learning formats) throughout the life of the student’s contract. We allow students to attend courses subsequent to expiration upon request. The tuition is generally nonrefundable. A student may receive a refund, where required by law, within three days of the purchase by exercising a right of rescission. In such cases, the corresponding amount of deferred revenue is relieved with no impact on the Consolidated Statement of Operations.

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

At the end of the fourth quarter of 2006, we had sufficient data to apply the course breakage calculation to deferred revenues in our financial markets education and United Kingdom businesses.  Accordingly, we recorded course breakage revenue for the quarter ended December 31, 2006, for courses sold as of the beginning of the first quarter of 2003 through the end of the fourth quarter of 2005, which have expired and remain unattended.  In the fourth quarter of 2006, course breakage during this timeframe amounted to $14.5 million and $7.3 million for the financial markets education and United Kingdom businesses, respectively.

To the extent new businesses do not have three full years of data (subsequent to course expiration) we recognize revenue based upon course attendance.  Only at such time that we have developed verifiable and objective data over a three year period subsequent to course expiration will we apply course breakage based on the methodology described above.

As a result of applying this policy, during the years ended December 31, 2006, 2005 and 2004, we recognized $55.4 million, $16.2 million and $18.1 million, respectively, in revenue related to course breakage.

Teleconferencing and subscription services

As required by Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables and the SEC’s Staff Accounting Bulletin No. 104, our teleconferencing product and service offering is an arrangement with multiple deliverables. The delivered items should be considered a separate unit of accounting if all of the following criteria are met:

•                  The delivered item(s) has value to the customer on a standalone basis. That item(s) has value on a standalone basis if it is sold separately by any vendor or the customer could resell the delivered item(s) on a standalone basis. In the context of a customer’s ability to resell the delivered item(s), the Task Force observed that this criterion does not require the existence of an observable market for the deliverable(s).

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

Historically, the amount of cash received from course and product sales is directly related to the amount of advertising and direct sales expenses incurred. The cash received from advanced course sales can be deferred to over three years after the advertising and sales expenses are incurred. Our Statement of Operations can show increased losses, or reduced net earnings, in periods in which course registration and cash receipts are growing at a fast rate, and conversely, show increased earnings, or reduced net losses, in periods of declining course registrations and cash receipts.

2006 compared to 2005

Revenue

Our revenue for the year ended December 31, 2006 amounted to $224.7 million, an increase of 37.7% over $163.1 million for the year ended December 31, 2005 (in thousands):

	Years ended December 31,
	2006	2005	Change

Cash received from course and product sales:

Basic training sessions	$22,677	$25,017	(9.4)%
Advanced courses	176,740	152,423	16.0
Product sales	14,089	12,317	14.4
Other	9,555	6,638	43.9
Total cash received from course and product sales	223,061	196,395	13.6
Net change in deferred revenue	1,593	(33,288)	N/M
Revenue for financial reporting purposes	$224,654	$163,107	37.7%

Our advanced courses represent 79.2% of cash received from course and product sales in 2006, an improvement of 1.6 percentage points over 2005.  The growth in advanced course sales via outreach programs more than offset the decline realized in basic training sessions. Outreach (telemarketing) programs cash received from course and product sales in 2006 increased 47.6% to $59.7 million when compared to $40.4 million in 2005.  Outreach program cash received from course and product sales are included in advanced course sales. We decided to reduce the tuition prices for the basic training sessions in 2005 to provide the opportunity for more students to benefit from our offerings and allow them to be exposed to our advanced courses. Our advanced course tuition pricing increased mid-first quarter of 2005 by 10.2% weighted average on an annualized basis.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Years ended December 31,
	2006	2005	Change
Number of courses
Free introductory workshops	5,205	4,744	9.7%
Basic training sessions	1,070	939	14%
Advanced live courses	611	651	(6.1)
Advanced electronic courses	166	162	2.5
	7,052	6,496	8.6%
Number of attending students
Basic training sessions	59,244	53,742	10.2%
Advanced live courses	16,216	13,837	17.2
Advanced electronic courses	8,224	5,133	60.2
Mentorships completed	3,000	2,510	19.5
	86,684	75,222	15.2%
Average students per paid course
Basic training sessions	55.4	57.2	(3.1)%
Advanced live courses	26.5	21.3	24.4
	44.9	42.5	5.6%

Our financial markets education segment’s cash received from courses and product grew to $112.6 million, a $36.1 million increase, or 47.2%, over the $76.5 million received during 2005.  The domestic real estate education segment decreased $8.6 million, or 7.9%, to $100.1 million versus 2005. Our international segments cash received from product and course sales saw a $0.9 million decline, or 8.4%, to $10.3 million when compared to 2005.

We experienced a 10.0% decrease in the number of overall registrations to our free introductory workshops in 2006 versus the same period in 2005.

On a brand level, domestic brands had a mixed performance in the year ended December 31, 2006 over the same period in 2005. Leading the way was Teach Me To Trade® with a 65.7% increase in cash received from course and product sales over the same period in 2005, while our most mature brands, Russ Whitney®’s Building WealthTM and Cash Flow Generator® declined 17.0% and 21.5%, respectively, over the same timeframe reflecting in part, the macroeconomic implication of a growing real estate industry. Cash received from our international brands for course and product sales declined 7.3% over the comparable period in 2005. Our United Kingdom business was the leading contributor to the decline.

Prospective students registering for our free introductory workshops via our branded websites improved 3.3 percentage points for the year ended December 31, 2006 when compared to the comparable 2005 period. We introduced on-line advertising in 2006.  This category sourced 1.9% of the prospective students in its first year.  However, we saw a decline in response in our newspaper effort in the year ended December 31, 2006 as compared to the same period in 2005. The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Years ended December 31,
	2006	2005

Television	64.9%	69.7%
Direct mail	11.8	11.4
Newspaper	2.6	3.8
Website	18.4	15.1
Online advertising	1.9	—
Other	0.4	—
	100.0%	100.0%

Revenue recognized from course breakage was $55.4 million in the year ended December 31, 2006, compared to $16.2 million in the year ended December 31, 2005, an increase of $39.2 million. The large increase is the result of the initial application of course breakage, in the fourth quarter of 2006, related to the period from the fourth quarter of 2003 to the fourth quarter of 2005 in our financial markets education segment and United Kingdom business, which totaled $21.8 million  Revenue from course breakage was 24.7% and 10.0% of total revenue for the years ended December 31, 2006 and 2005, respectively.

We have expanded our options for course delivery towards our goal of reducing the number of expired contracts.

We have increased the number of courses offered on DVD and the opportunities to take courses via the Internet and have expanded our location options for students within the United States. We have also implemented outreach notifications by email and the U.S. mail as courses near expiration.

Operating expenses

Direct course expenses

Direct course expenses relate to our basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

In the year ended December 31, 2006, direct course expenses increased $17.2 million to $112.0 million, or an 18.3% increase from $94.8 million in the same period of 2005.  As a percentage of revenue, direct course expenses improved 8.3 percentage points (pp) from 58.1% in the year ended December 31, 2005 to 49.8% in the same period in 2006.  The decline as a percentage of revenue was aided by the significant increase in revenue related to course breakage when compared to 2005.  The components of direct course expenses as a percentage of revenue changed as follows:

	Margin change 2006 vs. 2005
	Increase (Decrease)
Decrease in event expense as a percentage of revenue	(5.2	)pp
Decrease in commissions as a percentage of revenue	(2.3)
Decrease in product cost as a percentage of revenue	(0.8)
	(8.3	)pp

Advertising and sales expense

Advertising and sales expense as a category consists of two components:

•                                                                  Purchased media to generate registrations to our free introductory workshops

•                                                                  Costs associated with supporting student recruitment

Advertising and sales expense for 2006 amounted to $64.2 million, an increase of 28.8% (or $14.4 million) compared to $49.8 million in 2005. Advertising and sales expense in the 2006 period was 28.6% of revenue, as compared to 30.6% of revenue for comparable period in 2005. The decline as a percentage of revenue was supported by the significant increase in revenue related to course breakage when compared to 2005.  The following chart illustrates this change of 2.0 percentage points (pp):

	Margin change 2006 vs. 2005
	Increase (Decrease)
Decrease in creative expense for new commercials as a percentage of revenue	(3.1	)pp
Increase in sales mix from outreach (telemarketing) programs	1.1
	(2.0	)pp

Our media spending increased by 13.8% in the year ended December 31, 2006 over the same period in 2005. We also shifted some of our media spending from television and newspaper to Internet advertising during the past year, as reflected in the following media spending as a percentage of total media spending:

	Years ended December 31,
	2006	2005

Television	75.2%	79.8%
Direct mail	13.2	12.1
Newspaper	5.0	8.0
Website and other	6.6	0.1
	100.0%	100.0%

Sales commissions increase was a result of an access mix shift to outbound sales, which saw a 47.6% increase in cash received from course and product sales over the same period in 2005.   In 2006 and 2005, direct sales commissions increased 68.6% and 23.1%, respectively, over the year earlier comparable period. Our outreach programs revenue increased by 49.4% and 70.4% in 2006 and 2005, respectively, over the prior year.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expense and travel for the corporate staff.

General and administrative expenses were $34.8 million in the year ended December 31, 2006, an increase of $7.1 million, or 25.9%, as compared to $27.7 million in the year ended December 31, 2005. As a percentage of revenue, general and administrative expenses decreased from 17.0% of revenues in 2005 to 15.5% of revenue in 2006 as result of leveraging higher cost against significantly higher revenue base, assisted by the revenue associated with course breakage recognition.

General and administrative expenses for 2006 included:

•                                          $1.6 million in expenses associated with the implementation of our customer relationship management information system

•                                          $1.4 million for a gift to the widow of the former President and Chief Operating Officer who passed away in 2002.  The gift is valued at $0.9 million, consisting of 98,156 shares of our common stock plus the related income taxes

•                                          $2.9 million in incremental salaries, benefits and other infrastructure spending

•                                          $0.9 million in incremental professional fees

•                                          $0.9 million in noncash stock option and warrant compensation expense.  Approximately $0.8 million of this expense is in connection with the implementation of SFAS No. 123R as of January 1, 2006; prior year’s general and administrative expenses did not include any stock option expense

Impairment of assets

We recorded an asset impairment of $3.7 million in 2006 on goodwill, property and equipment, inventory and intangible assets detailed as follows for the year ended December 31, 2006 (in thousands):

Impairment expense related to goodwill	$2,000
Impairment expense related to intangible assets	835
Impairment expense related to property and equipment	756
Impairment expense related to inventory	77
$3,668

We recognized a full impairment of the $2.0 million in goodwill associated with STAR Trader® as a result of discontinuing the brand and another $0.3 million in STAR Trader® related intangible assets.  We are also repositioning the Cash Flow Generator® brand, recognizing an impairment on the related intangible asset of $0.5 million and an additional $0.1 million in related inventory.  Additionally, we reduced the net book value of our United Kingdom office and corporate airplane by $0.4 million and $0.3 million, respectively, to reflect their net realizable values.  We intend to sell these assets in the second quarter of 2007.  No impairment of assets was recognized in 2005.

Special items

Special items incurred in the year ended December 31, 2006 amounted to $2.3 million.  There were no special items in the year ended December 31, 2005.

Special items included the following:

•                  $0.8 million expense associated with the liquidated damages provision in the registration rights agreement

•      $0.9 million expense associated with the withdrawal of the EduTrades, Inc. Registration Statement on Form S-1

•                  $0.6 million in accrued professional fees associated with the parallel proceedings by the United States Securities and Exchange Commission and the Department of Justice.

Earnings (loss) from operations

We had earnings of $7.7 million from operations in the year ended December 31, 2006, compared to a loss of $9.2 million from operations in the comparable 2005 period. Our increase in revenue of 37.7% more than offset the 25.9% increase in operating expenses. The primary contributor to the improvement was the recognition of $55.4 million in course breakage revenue, which has an insignificant direct corresponding expense in the current 2006 period.

Other income

Other income in 2006 was $1.7 million as compared to $8.2 million for the year ended December 31, 2005. In the 2005 period, we had a $6.6 million gain on sale of assets compared to a $0.1 million gain in the 2006 period.

Interest income, net, for the year ended December 31, 2006 increased by $1.9 million to $1.9 million as a result of the larger cash and cash equivalents balance resulting from increased course registration receipts, proceeds from the stock offering and related warrant exercise in the fourth quarter of 2005, and third quarter of 2006, respectively, the exercise of stock options and more effective cash management and deployment of excess cash.

Income tax (provision) benefit

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment.  When it is more likely than not than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset.

In 2005, we determined that it was more likely than not that we would realize our deferred tax asset and we reversed our valuation allowance of $11.0 million; $9.9 million in the third quarter and $1.1 million in the fourth quarter.

Since that time, the following important developments have changed our judgment regarding the likelihood that the deferred tax asset will be realized:

•                  We are incurring significant expenses associated with parallel proceedings with the United States Securities and Exchange Commission, Department of Justice and state Attorneys General investigations. There is no clear visibility to the conclusion of these investigations or their respective outcomes.

—           The investigations resulted in class action and derivative shareholder lawsuits, with the resulting additional expense and uncertainty.

•                  The impairment of two of our brands, STAR Trader® and Cash Flow Generator® (in its current form) has impacted our revenue and cash flows, again providing less visibility into the future.

As of December 31, 2006, we are estimating that our taxable income will not exceed the amount necessary to utilize our deferred tax assets.  Therefore, we are increasing our valuation allowance from $12.3 million to $18.7 million.

We estimate that we will be liable for approximately $0.4 million in state and non-U.S. taxes for the year ended December 31, 2006.

Net earnings

Net earnings in the year ended December 31, 2006 amounted to $1.8 million, compared to a net earnings of $3.9 million for the year ended December 31, 2005. The decrease in earnings was $2.1 million, or 54.4%. The $3.7 million impairment of assets, $2.3 million in special items and the $11.0 million reversal of the deferred tax asset established in 2005, partially offset by the incremental revenue due to course breakage, contributed to the decline in net earnings for 2006 as compared to 2005.  Net earnings in 2005 included the reversal of a valuation reserve on taxes of $11.0 million and a gain on the sale of an Orlando office building of $3.5 million after minority interest expense.

Liquidity and Capital Resources at December 31, 2006

Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. As of December 31, 2006, cash, cash equivalents and restricted cash increased by $2.0 million to $40.7 million from December 31, 2005.  Cash generation from operations, the sale of common stock through a private placement and exercise of stock options and warrants, offset by the cash dividend and capital expenditures, were the primary reasons for the year over year improvement with respect to cash generation.

Cash provided by operations in 2006 improved approximately 17.6% to $20.0 million or $3.0 million higher than the $17.0 million provided in the year ended December 31, 2005.  While 2006 net earnings were $2.1 million below 2005 net earnings of $3.9 million, current earnings included $5.5 million in noncash charges.

Cash used in investing activities was $4.4 million in 2006, as compared to $8.6 million provided by investing activities from the same period in 2005.  In the year ended December 31, 2006, we had capital expenditures, primarily in connection with the purchase of a corporate aircraft and related improvements amounting to $6.6 million.  We also invested $0.7 million in hardware and software associated with our customer relationship management system.  Total capital expenditures totaled $7.6 million and investments in related parties of $0.6 million. These capital investments were partially offset by $3.8 million collected in principal payments on a note receivable associated with an office building we sold in 2005.

We will deploy excess capital to invest in property and equipment in future periods for growth, computer and software upgrades and geographic expansion. We will continue to pursue opportunistic, strategic acquisitions.   We are currently seeking financing for the purchase of the aircraft and anticipate selling our original corporate aircraft within the next three months.

Cash used in financing activities amounted to $14.1 million in the year ended December 31, 2006 versus $3.0 million provided by financing activities in the same year ended December 31, 2005. The primary reason for the change was $11.7 million distributed as a special dividend to our holders of common stock.  In August 2006, our Board of Directors declared a special dividend of $1.00 per share for shareholders of record on September 15, 2006.  The dividend was paid on October 2, 2006.  This dividend has been treated as a return of capital for both accounting and tax purposes.  In addition, $5.1 million was distributed to our Chairman and Chief Executive Officer in January 2006 in connection with the sale of his common stock in December 2005. This amount was partially offset by $4.2 million received from the exercise of stock options and warrants.

Restricted cash balances, consisting primarily of funds on deposit with credit card processors, amounted to $6.5 million at December 31, 2006 and $5.4 million at December 31, 2005. At December 31, 2006 and 2005, we used letters of credit to secure merchant accounts and certain state bonding requirements for the amount of $1.1 million and $1.1 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 4.7% to 5.4%. The majority of our cash equivalents are invested in short term, liquid, investment grade commercial paper with yields ranging from 5.2% to 5.3%.

Historically, we have been able to fund all of our operations primarily through existing working capital.

As a result of a significant deferred revenue balance, our working capital deficit will remain for the foreseeable future.  We intend to continue to use working capital for operating purposes. We may establish a credit facility to support our growth strategy. From time to time, we evaluate potential acquisitions of business products or technologies that complement our business. To the extent that resources are insufficient to fund future activities, we may need to raise additional funds. However, there can be no assurance that additional funding, if needed, will be available. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

The following reflects our commitments for debt and other commitments as of December 31, 2006 (in thousands):

	Debt	Operating lease commitments	Total
2007	$3,139	$1,271	$4,410
2008	108	820	928
2009	39	752	791
2010	41	571	612
2011	44	545	589
Thereafter	2,783	506	3,289

	$6,154	$4,465	$10,619

Additionally, in December 2005, we entered into a commitment for a new customer relationship management (CRM) system. The total commitment of approximately $3.0 million includes installation, training and support services.   Implementation began in the first quarter of 2006.   Through 2006, we have spent $1.6 million in expense and $0.7 million in capital against this commitment.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.  Moreover, we will continue to expend monies as we complete the implementation and continue enhancements to our CRM application.

We believe our cash resources are sufficient to fund our operations, special items and growth plans in 2007.

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

2005 compared to 2004

Revenue

Our revenue for the year ended December 31, 2005 amounted to $163.1 million, an increase of 19.7% over $136.3 million, in 2004. The increase was driven by expanded advance course offerings and attendees per event, offset by a decrease in the revenue generated from introductory workshops, as reflected in the following chart (in thousands):

	Years ended December 31,
	2005	2004	Change

Cash received from course and product sales:
Basic training sessions	$25,017	$34,202	(26.9)%
Advanced courses	152,423	115,578	31.9
Products sales	12,317	8,828	39.5
Other	6,638	5,479	21.2
Total cash received from course and product sales	196,395	164,087	19.7
Less: Net change in deferred revenue	(33,288)	(27,828)	(19.6)
Revenue for financial reporting purposes	$163,107	$136,259	19.7%

Cash received from advanced course sales, which represents 77.6% of the total in 2005, is an increase of 7.2 percentage points over the same period in 2004.   Outreach programs, which are included in advanced course sales, increased 70.4% in 2005 to $40.4 million.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Years ended December 31,
	2005	2004	Change
Number of courses
Free introductory workshops	4,744	4,826	(1.7)%
Basic training sessions	939	915	2.6
Advanced live courses	651	633	2.8
Advanced electronic courses	162	25	548.0
	6,496	6,399	1.5%
Number of students
Basic training sessions	53,742	30,280	77.5
Advanced live courses	13,837	12,351	12.0
Advanced electronic courses	5,133	597	759.8
Mentorships completed	2,510	1,811	38.6
	75,222	45,039	67.0%
Average students per paid course
Basic training	57.2	33.1	72.8%
Advanced live courses	21.3	19.7	9.2
	42.5	27.5	54.5%

We decided to reduce the tuition prices at our basic training sessions to provide the opportunity for more students to benefit from our offerings and be exposed to our advanced courses. Our blended average tuition level per student for a basic training session declined 63.9%, while the number of students taking the basic training sessions increased 77.5%.

Our weighted average tuition for advanced courses fell slightly by 3.8% reflecting a shift in course mix, while the number of students enrolled increased by 8.4%.

Our financial markets education segment’s cash received from courses and product sales grew 72.3% over 2004, to $78.3 million, while the domestic real estate division increased 9.1% to $108.1 million. International declined 32.1% in 2005 to $10.1 million.

On a brand level, all domestic brands had strong performance over 2004. Leading the way was STAR Trader® with a 214% increase in cash received from course and product sales over 2004, followed by Teach Me To Trade® with a 38.8% increase, while our most mature brands, Russ Whitney®’s  Building Wealth™ grew at 15.5% and Cash Flow Generator® at 10.8%, rounding out our major brands.

Revenue recognized from course breakage was $16.2 million in 2005, compared to $18.1 million in 2004, a decrease of $1.9 million. Revenue from course breakage was 10.0% and 13.3% of total revenue for 2005 and 2004, respectively.

Operating expenses

Certain expenses were misclassified in 2004. Similar expense items are now classified within the same Statement of Operations statement line item for all periods presented. Reclassifications were required in prior period line item expense categories to provide comparability to the current period’s presentation. The need for reclassifications is a result of the lack of a sufficient amount of qualified personnel in the accounting and reporting function. As qualified people were brought into the organization, consideration was given to the presentation of the particular line items. It was determined the reclassification would better demonstrate the activities of our business.

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

Direct course expenses

Direct course expenses relate to our free introductory basic and advanced courses and consist of instructor fees, commissions, facility costs, salaries associated with our field travel team coordinators and related travel expenses.

In 2005, direct course expenses increased $3.0 million to $94.8 million, or 3.3% from $91.8 million in 2004. As a percentage of revenue, direct course expenses decreased from 67.3% of revenue in 2004 to 58.1% in 2005. The components of this 9.2 percentage point (pp) reduction include:

	Margin change 2005 vs. 2004
	Increase (Decrease)
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

Advertising and sales expense

Advertising expense consists of purchased media and sales expenses consist of sales commissions to our outreach (telemarketing) sales force supporting our student recruitment.

Advertising and sales expense for 2005 amounted to $49.8 million, an increase of 0.4% or $0.1 million compared to $49.7 million in 2004. Advertising and sales expense in 2005 was 30.6% of revenue, as compared to 36.4% of revenue for 2004. The following chart illustrates the 5.8 percentage point margin improvement:

	Margin change 2005 vs. 2004
	Increase (Decrease)
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

The number of prospective students registering for our events increased 15.6% over 2004 and yet our advertising expenditures in 2005 on a dollar basis was essentially flat compared to 2004. Many improvements with respect to media purchases and scheduling were realized in 2005. We also benefited from our cost per television placement, which decreased by 4.0% in 2005 compared to 2004.

While continued improvement is anticipated for the future, efficiency gains are not expected to be realized at the same levels realized in 2005, due in part to the nonrecurring nature of both cost control benefits and changes to our media purchasing and scheduling practices that were realized in 2005.

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

Primary contributors to the 3.3 percentage points (pp) reduction in general and administrative costs include:

	Margin change 2005 vs. 2004 Increase (Decrease)
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

Interest expense (net of interest income) decreased from $0.5 million in 2004 to nil in 2005 as interest income resulting from the increase in cash and cash equivalents balance offset interest expense from the reduction in long term debt.

Equity loss for investments in related parties in Costa Rica amounted to $0.2 million, compared to $0.2 million in equity earnings in 2004.

Income tax benefit

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance of $11.0 million which resulted in a net tax benefit of $6.8 million being recorded in our Consolidated Statement of Operations.

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

        Foreign currency exchange rate risk—We may face foreign currency exchange risk because of our planned growth of our United Kingdom and Canadian subsidiaries and our plans to expand into other European markets. The fluctuations in the foreign exchange rate between the U.S. and foreign currencies will result in fluctuations in our annual and quarterly results. Management does not expect that it will employ the use of foreign currency derivative financial instruments that would allow the reduction in our exposure to exchange rate movements.

        Interest rate risk—From time to time we temporarily invest our excess cash and restricted cash in interest-bearing securities issued by high-quality issuers. Our Management monitors risk exposure to monies invested in securities of these financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the Consolidated Balance Sheets and do not represent a material interest rate risk to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$34,181	$33,244
Restricted cash	6,510	5,406
Accounts receivable, net	3,373	3,789
Notes receivable, current portion	84	1,785
Deferred course expenses, current portion	14,396	14,401
Prepaid advertising and other prepaid expenses	2,519	2,841
Inventory	1,061	1,087
Deferred registration costs	—	315
Assets held for sale	4,726	—
Total current assets	66,850	62,868
Notes receivable, net of current portion	7,087	9,158
Property and equipment, net	11,757	10,082
Investment and development costs in real estate	5,060	4,819
Intangible assets, net	4,129	5,754
Goodwill	—	2,000
Deferred income tax asset	—	7,287
Deferred course expenses, net of current portion	171	99
Other assets	66	136
	$95,120	$102,203
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,744	$3,691
Notes payable	149	—
Income taxes payable	126	356
Accrued course expenses	1,250	1,841
Other accrued expenses	11,957	7,377
Due to stockholders from sale of common stock	—	5,110
Long term debt, current portion	3,139	462
Deferred revenue	114,922	116,777
Total current liabilities	136,287	135,614
Long term debt, net of current portion	3,015	2,912
Deferred rental incentives	394	—
Deferred revenue, net of current portion	486	224
Total liabilities	140,182	138,750
Minority interest	—	3,939
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 and 10,455,910 shares issued and outstanding, as of December 31, 2006 and 2005, respectively	4,132	10,593
Paid-in capital	1,089	449
Foreign currency translation adjustment	(1,160)	(650)
Accumulated deficit	(49,123)	(50,878)
Total stockholders’ deficit	(45,062)	(40,486)
	$95,120	$102,203

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Earnings (Loss)

(in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004

Revenue	$224,654	$163,107	$136,259
Operating expenses:
Direct course expenses	111,962	94,765	91,763
Advertising and sales expense	64,168	49,839	49,664
General and administrative expenses	34,836	27,664	27,676
Impairment of assets	3,668	—	—
Special items	2,330	—	—
	216,964	172,268	169,103
Earnings (loss) from operations	7,690	(9,161)	(32,844)

Other income:
Other (expense) income	(162)	1,800	893
Interest income (expense), net	1,876	(28)	(499)
Equity (loss) earnings from related parties	(45)	(176)	159
Gain on sale of assets	74	6,579	305
	1,743	8,175	858

Earnings (loss) before income taxes	9,433	(986)	(31,986)
Minority interest	—	(1,962)	23
Income tax (provision) benefit	(7,678)	6,798	—
Net earnings (loss)	1,755	3,850	(31,963)
Effect of foreign exchange rates	(510)	(100)	55
Comprehensive earnings (loss)	$1,245	$3,750	$(31,908)
Earnings (loss) per share:
Diluted	$0.15	$0.41	$(3.72)
Basic	$0.16	$0.43	$(3.72)
Weighted average common shares outstanding:
Diluted	11,620	9,360	8,589
Basic	11,162	8,859	8,589

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2006	2005	2004

Operating activities:
Net earnings (loss)	$1,755	$3,850	$(31,963)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,774	1,856	1,610
Impairment of assets	3,668	—	—
Stock option and warrant compensation	881	—	—
Stock gift	937	—	—
Gain on sale of assets	(48)	(6,579)	(305)
Minority interest	45	1,962	(23)
Changes in operating assets and liabilities:
Restricted cash	(1,104)	(3,225)	(389)
Accounts receivable, net	737	(3,341)	867
Prepaid advertising and other	322	(864)	353
Inventory	(51)	303	(677)
Deferred tax asset, net of deferred tax liability	7,287	(7,287)	—
Deferred course expenses	(67)	(2,602)	(3,546)
Other assets	70	(19)	(96)
Accounts payable	1,102	(3,722)	4,195
Accrued course expenses	(591)	(333)	528
Deferred revenue	(1,593)	33,288	27,828
Other accrued expenses	5,125	3,379	2,218
Income taxes payable	(230)	356	—
Net change in operating working capital	11,007	15,933	31,281
Cash provided by operations	20,019	17,022	600
Investing activities:
Purchase of property and equipment	(7,574)	(701)	(9,682)
Purchase of goodwill and intangible assets	—	(333)	(250)
Purchase of equity interest in investment properties	—	—	(2,701)
Proceeds from notes receivable	3,772	—	—
Proceeds from sale of investment properties	28	9,777	827
Investments in and advances to related parties, net	(608)	(103)	1,202
Distribution of minority interest	(44)	—	—
Cash (used in) provided by investing activities	(4,426)	8,640	(10,604)
Financing activities:
Proceeds from sale of common stock	—	7,155	—
Proceeds from (paid to) stockholders from sale of common stock	(5,110)	5,110	—
Proceeds from issuance of long term debt	—	103	6,363
Principal payments on long term debt	(1,075)	(9,041)	(291)
Principal payments on note payable to officer	—	—	(4,713)
Proceeds from exercise of stock options and warrants	4,186	3	28
Dividends paid to shareholders	(11,711)	—	—
Costs associated with registering common stock	(392)	(315)	—
Cash (used in) provided by financing activities	(14,102)	3,015	1,387
Effect of foreign currency translation	(554)	(100)	55
Increase (decrease) in cash and cash equivalents	937	28,577	(8,562)
Cash and cash equivalents, beginning of year	33,244	4,667	13,229
Cash and cash equivalents, end of year	$34,181	$33,244	$4,667

See notes to Consolidated Financial Statements.

Supplemental cash flow information:

Cash received for interest income was $2.1 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.  Cash interest expense was $0.5 million, $0.2 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital expenditures of $2.7 million in 2004 were financed through borrowings and have been included as purchases of property and equipment and proceeds of long term debt on the Statement of Cash Flows. These transactions had been presented as a supplemental disclosure of noncash activity in prior years.

Supplemental disclosure of noncash activity:

Long term debt of $3.6 million was added in March 2006 in connection with our acquisition of the remaining 50% interest in SCB Building, LLC.   A portion of the consideration received on the sale of the SCB Building in 2005, as discussed in Note 4 - Mergers and acquisitions, includes $11.0 million in notes receivable out of $20.3 million in total proceeds.

During the first quarter of 2005, 85,470 shares of common stock valued at $0.2 million were issued along with cash of $0.3 million for the final payment of the STAR Trader® brand purchase agreement, with the total of $0.5 million being recorded as goodwill.   In 2006, $2.0 million in goodwill in associated with the STAR Trader® acquisition was deemed impaired.

Approximately $0.3 million of the property and equipment purchased during 2006 was accrued in accounts payable at December 31, 2006 and had not been paid.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands)

				Foreign
			Additional	currency		Total
	Common Stock		paid-in	translation	Accumulated	stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2003	8,548	$2,991	$449	$(605)	$(22,765)	$(19,930)
Issuance of stock for the stock purchased of SpeakTek, Inc.	56	250	—	—	—	250
Issuance of stock for stock options exercised	15	28	—	—	—	28
Foreign currency translation adjustment	—	—	—	55	—	55
Net loss	—	—	—	—	(31,963)	(31,963)
Balance at December 31, 2004	8,619	3,269	449	(550)	(54,728)	(51,560)
Issuance of stock for the stock purchased of SpeakTek, Inc.	85	166	—	—	—	166
Issuance of stock for stock options exercised	2	3	—	—	—	3
Private placement of securities, net of offering costs of $720	1,750	7,155	—	—	—	7,155
Foreign currency translation adjustment	—	—	—	(100)		(100)
Net earnings	—	—	—	—	3,850	3,850
Balance at December 31, 2005	10,456	10,593	449	(650)	(50,878)	(40,486)
Issuance of cash dividend		(11,192)	(536)	—	—	(11,728)
Issuance of stock for stock options and warrants exercised	1,185	4,186	—	—	—	4,186
Stock gift	98	937	—	—	—	937
Stock issuance costs	—	(392)	—	—	—	(392)
Stock option and warrant compensation expense	—	—	881	—	—	881
Acquisition and warrant related stock expense	—	—	295	—	—	295
Foreign currency translation adjustment	—	—	—	(510)	—	(510)
Net earnings	—	—	—	—	1,755	1,755
Balance at December 31, 2006	11,739	$4,132	$1,089	$(1,160)	$(49,123)	$(45,062)

See notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Organization and history

Whitney Information Network, Inc. and Subsidiaries (collectively referred to as the “Company” “we,” “us” or “WIN”) provides postsecondary education and training courses for students throughout the United States, the United Kingdom and Canada, interested in learning about real estate and financial markets.

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

Significant accounting policies

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities and instructor fees for the introductory workshops.  These costs are expensed when incurred.  However, the tuition paid at registration is deferred until the course is attended by the student, in any of the available learning formats, or likelihood of attendance by the student is remote (course breakage) at which time the revenue is deemed earned.

Thus, reporting under generally accepted accounting principles in the United States of America creates significant timing differences with respect to revenue and expenses, both in our cash flow and in our operating results. Cash flow is impacted because we pay for a significant portion of our expenses associated with our courses before the courses are attended and the revenue can be recognized.  Our operating results are impacted as well because we recognize the bulk of our course expenses when incurred, and defer all revenue until students take the course or receive the product offered.

Speaker fee commission payments earned for generating revenue are deferred until such time as the revenue is earned. Advertising costs, training room rentals and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Revenue recognition policy

We are engaged primarily in the business of providing real estate and financial markets education to individual students through courses of study as well as educational materials. We offer our students multiple course packages. Students pay for the courses in advance and we record the proceeds from the sale of courses as deferred revenue as received. Revenue is earned when the students attend the courses.

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

To the extent new businesses do not have three full years of data (subsequent to course expiration), we recognize revenue based on course attendance. Only at such time that we have developed verifiable and objective data over a three year period subsequent to course expiration will we apply course breakage based on the methodology described above.

With respect to our financial markets education segment and the United Kingdom business, we had sufficient data to apply course breakage calculations in the fourth quarter of 2006.  Accordingly, we recorded course breakage as contemplated above for the quarter ended December 31, 2006, for the courses sold as of the beginning of the first quarter of 2003 through the end of the fourth quarter of 2005 which were expired and remained unattended.  The course breakage recognized in the fourth quarter of 2006 amounted to $14.5 million and $7.3 million, for the financial education segment and the United Kingdom business, respectively.

During the years ended December 31, 2006, 2005 and 2004 we recognized $55.4 million, $16.2 million and $18.1 million, respectively, in revenue related to course breakage.

Restatement

As reflected in our previously filed Form 10-K/A on November 13, 2006, our Consolidated Financial Statements and other financial information were previously restated for the years ended December 31, 2005, 2004, 2003, and 2002 and for each of the quarters in the periods ended 2005 and 2004.  Certain of our material control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2005.  The previously restated Consolidated Financial Statements reflect:

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

We recognize, as revenue, the product portion of the deliverable, at point of purchase, and amortize the service component over the life of the package.

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

Deferred course expenses

We defer commissions and fees paid to our speakers until such time the revenue is earned. Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event. The deferred course expenses are tracked individually by student and are recognized in the Consolidated Statement of Operations as the student attends the course, the same time the associated revenues are recognized.

We capitalize these commissions and fees paid to our speakers consistent with Statement of Financial Accounting Standard No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17, Technical Bulletin No. 90-1 Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts and the SEC’s Staff Accounting Bulletin No. 104.

Cash, cash equivalents and restricted cash

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our investment positions and the credit quality of the financial institutions with which we invest.  Restricted cash reflects amounts retained by credit card merchants as a reserve for returns on credit card transactions and deposit balances required under letters of credit. We consider restricted cash as a current asset as credit card merchants can typically hold such reserve funds only up to one year, and our letters of credit are for annual terms.

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

Accounts receivable

Accounts receivable consist of trade receivables from the sale of educational products and services for which a contract has been executed, payments have not been received, and the related revenue has been deferred. An adjustment is recorded to write off any amounts deemed to be unrealizable and uncollectible.

Inventory

Inventory consists primarily of books, videos and training materials and is stated at the lower of cost or market, determined using the first-in, first-out (“FIFO”) method.

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

Advertising, sales expense and prepaid advertising

We expense advertising and sales costs as incurred. Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published.

Property and equipment

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives of owned assets as follows:

Buildings	40 years
Furniture fixtures and equipment	7 years
Other assets	5 years
Purchased software	3 years

Intangible assets and goodwill

Intangible assets include customer lists and trademarks and are recorded at cost. Customer lists and trademarks are being amortized over their estimated useful lives of three and 15 years, respectively. Goodwill is not amortized. At December 31, 2006 Management performed impairment testing in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets for all intangible assets and goodwill.  We recorded an impairment expense in the amount of $3.7 million for the year ended December 31, 2006 (see discussion in Note 2 — Impairment of assets and special items).

Investments in related parties

 We have related party investments related to our holdings in Costa Rica.  Our interests in Costa Rica include equity investments in three entities: Rancho Monterey, S.A, Monterey del Este, S.A., and Monterey del Mar, S.A.  Our direct investment in these entities includes initial and working capital advances of $2.8 million, $2.1 million and $1.8 million, as of December 31, 2006, 2005 and 2004, respectively, and are included in “Investment and development costs in real estate” in our Consolidated Balance Sheets. We have additional interest in these entities through indirect investments by related parties.

Our interest in these Costa Rican entities as of December 31, 2006 includes:

•                  30% of Rancho Monterey, S.A., a Panamanian entity with ownership of approximately 394 acres of undeveloped land on the Pacific coast,

•                  Rancho Monterey, S.A. also owns 33% of Monterey Group, S.A. which owns approximately two and one-half acres of beachfront land concession adjacent to a hotel property,

•                  8% of Monterey del Este, S.A., a Panamanian entity organized to develop approximately 445 acres of Costa Rican undeveloped land contiguous to our investment in Rancho Monterey, S.A.,

•                  Monterey del Este, S.A. also owns 33% of Monterey Group, S.A. which owns approximately two and one-half acres of beachfront land concession adjacent to a hotel property,

•                  48% of Monterey del Mar, S.A., a Panamanian company established for the purpose of acquiring and developing properties on the Pacific coast of Costa Rica,

•                  Monterey del Mar, S.A. is the trust beneficiary of a Costa Rican company, Mar y Tierra del Oesta, S.A., which owns a beachfront land concession and hotel property.

For the years ended December 31, 2006, 2005 and 2004, under the equity method of accounting, we reflected our share of the loss related to our direct equity interests in the amounts of less than $0.1 million, $0.2 million and nil, respectively.

Additionally, we hold a 100% interest in a 7,200 square foot conference center in Monterey, Costa Rica and the land on which it is situated. The historical cost and related accumulated depreciation are reflected in our Consolidated Balance Sheets under the caption “property and equipment.”  The net book value of the conference center was $0.8 million and $0.9 million as of December 31, 2006 and 2005, respectively.

Our Chairman and Chief Executive Officer, Co-President and Chief Operating Officer and other current and former employees of our Company have direct or indirect investments in Costa Rica. Our General Counsel is also a trustee of Costa Rica Consulting, LLC which owns a 10% share of Rancho Monterey, S.A. See Item 13- Certain Relationships and Related Transactions.  The following table summarizes the respective ownership interests by us, certain executive officers and related parties with respect to Costa Rica (as a percentage of equity ownership) as of December 31, 2006:

Entity	Company	Chairman and CEO	Co-President and COO	Total
Rancho Monterey, S.A.	30%	11%	1%	42%
Monterey Del Este, S.A.	8	8	—	16
Monterey Del Mar, S.A.	48	—	—	48

Moreover, there are two additional projects in Costa Rica, known as Monterey Green Acres, S.A. and Monterey Sun and Win, S.A., both Costa Rican companies, which are nearby our Costa Rica investments but in which we do not have any equity investment.  However,  our Chairman and Chief Executive Officer, our General Manager, eBusiness, other existing and former employees, one of our external attorneys, contractors who work for us, vendors and former students invested in these companies.

In the second half of 2006, the Board of Directors approved increasing our ownership of Monterey del Mar, S.A.  The rational is to gain a controlling interest in order to effect a sale of Monterey Del Mar, S.A.

During the first quarter of 2007, our equity interest in Monterey del Mar, S.A. increased to approximately 51%.  We will consolidate the operations of the entity in 2007.  The Board also deemed these operations as discontinued with a sale expected in the foreseeable future.  Accordingly, Monterey del Mar, S.A.’s operations should be accounted as discontinued operations during the upcoming year.

Investment in real estate joint ventures

In 2003, we acquired a 50% equity interest in SCB Building, LLC (“SCB”), whose main asset is an office building in Orlando, Florida. The other 50% member had a $2.0 million minority interest in SCB, which was contributed in the form of a $4.0 million building subject to a $2.0 million mortgage. Subsequent improvements of approximately $9.6 million were made to the building and were financed primarily by long term debt. As the guarantor of the debt of SCB, the financial statements and results from operations are consolidated in the accompanying Consolidated Financial Statements with a provision for minority interest of the other 50% owner. In March 2006, we acquired the remaining 50% of SCB Building LLC through the issuance of $3.6 million of long term debt.

In November 2005, we sold the office building for a pretax gain of $5.6 million, before minority interest, or a pretax $3.5 million after minority interest. The debt on the building was paid in full and SCB issued a note receivable, secured by the building, totaling $11.0 million as part of the $20.3 million selling price.

In 2004, we entered into a joint venture with an unrelated party. Our contribution to the joint venture of $2.7 million represents a 50% interest in Tranquility Bay of Southwest Florida LLC (“Tranquility”), which owns 74 acres of land for residential development in Lee County, Florida. Tranquility has no ongoing activity other than the costs of holding the land. We capitalized our share of these costs which for 2006, 2005 and 2004 were insignificant.  We include this asset in our Consolidated Balance Sheet as “Investments and development costs in real estate.”

Long-lived assets

We review property and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If such assets are considered to be impaired, the impaired amount is measured as the amount by which the carrying amount of the asset exceeds the present value of the future net cash flows expected to be generated by the respective long lived assets.

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

Translation of foreign currency

We account for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation. As such, the financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange as of December 31, 2006 and 2005, respectively.

Earnings (loss) per share

We apply the provisions of SFAS No. 128, Earnings Per Share. All dilutive potential common shares in 2006 and 2005 were included in the diluted earnings per share calculation. All dilutive potential common shares in 2004 had an anti-dilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share. At December 31, 2006, we had 1,253,500 stock options and 890,719 warrants outstanding (see Note 9 - Stock options and warrants). A total of 1,342,802 potentially dilutive securities could be dilutive to future earnings.

Stock options and stock-based compensation

Our 1998 Stock Option Plan provides for the granting of stock options to key employees. Vesting under the 1998 Plan is as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service. All options expire ten years from the date of grant.

Effective January 1, 2006, we adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period. We estimated forfeiture rates for 2006 based on historical experience.

Prior to 2006, we accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for our stock options provided the option exercise price was established at least at 100% of the common stock fair market value on the date of grant. Under APB No. 25, we were required to record expense over the vesting period for the value of options granted. Prior to 2006, we provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Our net earnings and net earnings per share for the twelve months ended December 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the Consolidated Financial Statements based on fair value at the grant dates.

The impact of adoption of SFAS No. 123R is that future share based payment awards will be recorded as compensation expense over their requisite service period, and such expense is expected to be material to future earnings. Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123R as described in the disclosure of pro forma net earnings (loss) per share above.

Reclassifications

Certain reclassifications have been made in the 2005 and 2004 Consolidated Financial Statements to conform to the 2006 presentation.

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation requires that we recognize in our Consolidated Financial Statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN No. 48 provides guidance on recognizing, measuring, presenting and disclosing uncertain tax positions that a company has taken or expects to take on a tax return. Our effective date for adopting FIN No. 48 is as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit.  We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements, including assessing both the carryover and reversing effects of prior year misstatements on the current year’s financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our Consolidated Financial Statements.

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

On December 21, 2006, the FASB issued EITF 00-19-2, Accounting for Registration Payment Agreements, to determine the accounting for registration rights agreements. The FASB decided to separately recognize and measure, for the issuer and holder, registration payment arrangements using a model consistent with the accrual of loss contingencies under FASB Statement No. 5, Accounting for Contingencies, regardless of legal form. This is consistent with our accounting treatment with respect to the liquidated damages provision of the registration rights agreement.  See Note 2 — Impairment of Assets and Special Items — Liquidated damages provision in registration rights agreement.

In February 2007, SFAS No. 159, The Fair Value Opinion of Financial Assets and Financial Liabilities, was issued.  SFAS No. 159 provided for companies with an option to report financial assets and liabilities at fair value and established presentation and disclosure requirements designed to facilitating comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 will be effective for us beginning January 1, 2008 and we are currently evaluating the potential effect.

Note 2 -  Impairment of assets and special items

Impairments of goodwill, other intangible assets, property and equipment

We performed impairment testing of our property and equipment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets and of our intangible assets in accordance with SFAS No. 142 Goodwill and Intangible Assets.

We concluded in 2006 that the STAR Trader® brand in our financial markets education segment and the Cash Flow Generator® brand in our real estate education segment were impaired. During 2006, both brands generated negative cash flow and suffered deteriorating positions with limited prospects of turning around. We have ceased or suspended marketing of these brands and concluded both were permanently impaired. As further evidence of our determination that the fair value of the intangible assets is zero, we analyzed forecasted future undiscounted cash flows and determined the assets were without value. This resulted in a $2.8 million goodwill and intangible asset impairment charge - $2.3 million for the STAR Trader® brand and $0.5 million for the Cash Flow Generator® brand — along with an impairment charge for related inventory.

During the fourth quarter of 2006, the Board approved our sale of our land and office building in the United Kingdom. These assets are included in our International segment. We located a buyer for the property and agreed to terms in December 2006. Accordingly, we recorded an impairment loss of $0.4 million in connection with our United Kingdom office building to reduce the property to its estimated net realizable value as of December 31, 2006. We expect to sell the land and building in the United Kingdom in 2007.

During the fourth quarter of 2006, the Board approved the sale of our airplane. This asset is included in our corporate segment. Using several bids from prospective buyers, we recorded an impairment loss of $0.3 million to reduce the book value of the airplane to its estimated net realizable value as of December 31, 2006. Sale of this airplane is expected to occur in the second quarter of 2007.

The following table shows the the impairment expense by asset type for 2006 (in thousands):

Impairment expense related to goodwill	$2,000
Impairment expense related to intangible assets	835
Impairment expense related to property and equipment	756
Impairment expense related to inventory	77

Total	$3,668

There were no impairments recorded for 2005 and 2004.

Special items

Special items incurred in the year ended December 31, 2006 amounted to $2.3 million.

Special items included the following:

•                  $0.8 million expense associated with the liquidated damages provision in the registration rights agreement

•                  $0.9 million writeoff in connection with the withdrawal of the EduTrades, Inc. registration statement

•                  $0.7 million in accrued professional fees associated with the parallel proceedings by the United States Securities and Exchange Commission and the Department of Justice.

Liquidated damages provision in registration rights agreement

On December 13, 2005, 3,000,000 shares of common stock and 1,950,000 shares of common stock underlying common stock purchase warrants were sold in a private placement. We sold 1,750,000 shares of common stock and issued common stock purchase warrants for 875,000 common shares. Our placement agent received 300,000 unit warrants exercisable for the equivalent of 450,000 shares of common stock. Concurrently, our Chairman and Chief Executive Officer sold 1,250,000 shares of common stock and issued common stock purchase warrants for 625,000 common shares.

In connection with the Offering (see Note 3 — Offering), we entered into a registration rights agreement which provided that the we use our “best efforts” to file a Registration Statement for the resale of these shares to be declared effective by April 11, 2006 and required us to maintain the effectiveness of the Registration Statement for a one year period subsequent to the effective date. The registration rights agreement required the payment of liquidated damages to the investors of approximately $4,500 per day (which represents about 1% per month of the proceeds) until the Registration Statement is declared effective or effectiveness is maintained. The Registration Statement was declared effective on November 13, 2006 and has remained effective since then.  Liquidated damages through November 13, 2006 were $1.0 million.  We had previously accrued $0.2 million in the year ended December 31, 2005, resulting in a $0.8 million expense for the year ended December 31, 2006.

Note 3 - Offering

In December 2005, 3,000,000 shares of common stock and common stock purchase warrants representing 1,950,000 shares of common stock were sold. We sold 1,750,000 shares of common stock and issued warrants for 875,000 shares. Our Chairman and Chief Executive Officer sold 1,250,000 shares and warrants for 625,000 shares. In both cases, each warrant allows one share to be purchased for $4.50. We received $7.9 million in proceeds and netted approximately $6.8 million after cash expenses, but before 450,000 warrants issued to the placement agent and $1.0 million in liquidated damages we paid pursuant to the registration rights agreement.

The common stock and warrants were issued as a $13.5 million private placement in which 3,000,000 units of our securities were issued to a group of 17 nonaffiliated accredited investors. In addition, a unit warrant was issued to our placement agent exercisable to purchase 300,000 shares of common stock at $4.50 per share 150,000 shares of common stock at $6.00 per share. Including the units to our placement agent, we are registering a total 3,000,000 shares of common stock, plus 1,950,000 units underlying common stock purchase warrants. We collected $5.6 million of proceeds on behalf of our Chairman and Chief Executive Officer, who was a selling shareholder in the offering. At December 31, 2005, we recorded a liability to our Chairman and Chief Executive Officer of $5.1 million, net of $0.5 million in offering costs, on the accompanying Consolidated Balance Sheets, which was paid in the first quarter of 2006.

Note 4 - Mergers and acquisitions

In March 2006, we issued long term debt of $3.6 million to acquire the remaining 50% of its consolidated subsidiary SCB Building, LLC. The difference of $0.3 million between the long term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

In February 2005, we issued 85,470 shares of common stock valued at $0.2 million plus cash of $0.3 million for assets recorded as goodwill for the final payment of the STAR Trader® brand purchase agreement.  In 2006, $2.0 million in goodwill in connection with the STAR Trader® brand acquisition was deemed impaired.

In September 2004, we entered into a six-month agreement with Discount Buyers Association of America (“DBAA”) to assume operational control over its business and postsecondary education products. Simultaneously, we were granted an option to purchase all of the assets of DBAA. We paid $0.5 million to DBAA for control of the business operations. We have allowed the option to expire and charged $0.5 million to expense for the year ended December 31, 2004.

In June 2004, we issued warrants to purchase 200,000 shares of our no par value common stock in exchange for professional services provided to us. The warrants expire in June 2008, and are exercisable at the following prices: 100,000 shares at $5.25 per share; and 100,000 shares at $8.00 per share

Note 5 - Related party transactions

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway (“1611 Cape Coral Parkway”), approximately 9,000 square feet of space at 1625 East Cape Coral Parkway (“1625 Cape Coral Parkway”) which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our Chairman and Chief Executive Officer and Ingrid Whitney. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $13,125 and $7,238 respectively. We are on a month-to-month basis with respect to the 1611 Cape Coral Parkway lease that expired in March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

From 2002 to the present, our Chairman and Chief Executive Officer benefited from our students’ purchase of residential lots and the construction of homes on lots they acquire in the Cape Coral, Florida area because the students purchased these lots from Gulfstream Development Corp. (“Gulfstream”), from other lot owners and, in the past, from our Chairman and Chief Executive Officer. The students were presented this opportunity at one of our advanced real estate courses by realtors representing Gulfstream. Our Chairman and Chief Executive Officer owns 25% of and receives compensation from Gulfstream. We had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream. Gulfstream often constructs homes on lots owned by our students. Through an informal arrangement with Gulfstream, we receive a referral fee of $1,000 for every Gulfstream home built for our students, amounting to $0.3 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.

We have investments in three entities in which our Chairman and Chief Executive Officer and our Co-President and Chief Operating Officer have minority ownership interests. The entities are Rancho Monterey, S.A., Monterey del Este, S.A. and Monterey del Mar, S.A. Our Chairman Chief Executive Officer indirectly owns approximately 11% of Rancho Monterey, S.A. and 8% of Monterey del Este, S.A. Our Co-President and Chief Operating Officer indirectly owns approximately 1.4% of Rancho Monterey, S.A.

Our Chairman and Chief Executive Officer, three of our employees and two previous employees have an investment in shares of Monterey Green Acres, S.A. which owns approximately 1,500 acres in Monterey, Costa Rica. We have no interest in this investment and will not share in any proceeds from the intended sale of the entity’s shares and related property.  A letter of intent to purchase Monterey Green Acres, S.A. has been signed by an interested buyer who is an independent contractor for us.

Our Chairman and Chief Executive Officer, Ingrid Whitney, certain employees, independent contractors, vendors  and former students own partial interests in CA One Investors, LLC, a limited liability company which owns through Monterey Sun and Win, S.A., a Costa Rican company, 48 acres of land in Esterrillos del Este, Costa Rica.  We have no interest in this investment and will not share in any proceeds from the sale of its assets.  Our Co-President and Chief Operating Officer is a manager of CA One Investors, LLC.

Rancho Holdings, S.A. holds a 20% interest in Rancho Monterey, S.A. and an 8% interest in Monterey del Este, S.A.  Our Chairman and Chief Executive Officer is an indirect owner of Rancho Holdings, S.A.  A principal of Gulfstream Development Corp. is also an indirect owner of Rancho Holdings, S.A.

Our Chairman and Chief Executive Officer and Ingrid Whitney, our Co-President and Chief Operating Officer and his wife, former employees, associates and independent contractors own Costa Rica Consulting, LLC (CRC). Our General Counsel is a trustee of CRC.  CRC owns a 10% share of Rancho Monterey, S.A.

Our Chairman and Chief Executive Officer, our Co-President and Chief Operations Officer and an employee of ours are officers of and investors in Alico Investors I, LLC, a limited liability company that has sold or is selling membership interests to our students and others.  Our Vice President, Marketing, one of our external attorneys, some of our independent contractors and students are also investors. A member of our Board of Directors was initially part of this limited liability company but withdrew.  Alico Investors I, LLC subsequently refunded his investment and he is no longer associated with this project. We do not receive any remuneration from this limited liability company.

Note 6 - Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005

Land	$1,678	$1,728
Buildings	4,673	4,778
Airplanes	7,867	2,114
Software	1,606	1,114
Equipment	1,424	1,253
Furniture and fixtures	792	772
Leasehold improvements	2,050	1,474
	20,090	13,233
Less: accumulated depreciation	(3,607)	(3,151)
	16,483	—
Less: Assets held for sale	(4,726)	—
	$11,757	$10,082

	Years ended December 31,
	2006	2005	2004

Depreciation expense	$984	$1,034	$964

Assets held for sale at December 31, 2006 consisted of the following (in thousands):

Land and building of European headquarters	$3,347
Corporate airplane	1,379
$4,726

See Note 2 — Impairment of assets and special items regarding the impairment charge of $0.8 million in 2006 related to property and equipment.

Note 7 - Intangible assets

Intangible assets consist of the following (in thousands):

	December 31,
	2006	2005

Customer lists	$5,593	$5,943
Trademarks	300	1,050
Other intangibles	250	795
	6,143	7,788
Less: accumulated amortization	(2,014)	(2,034)
	$4,129	$5,754

	Years ended December 31,
	2006	2005	2004

Amortization expense	$790	$822	$646

Goodwill of $2.0 million was deemed impaired at December 31, 2006 (see Note 2 - Impairment of assets and special items).

Future amortization expense of intangibles is as follows (in thousands):

Years ending December 31
2007	$555
2008	555
2009	555
2010	555
2011	555
Thereafter	1,354
$4,129

Note 8 - Long term debt

Long term debt consists of (in thousands):

	December 31,
	2006	2005

Notes payable to individuals for the purchase of equity interest in SCB Building LLC. Principal and interest payment beginning in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,976	—
Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	1,976	1,962
Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by an airplane. The note is personally guaranteed (up to $0.2 million) by our Chairman and Chief Executive Officer.	983	1,035
Note payable to an individual for purchase of equity interest in Rancho Monterey, S.A Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by our stock.	213	345
Other installment notes payable	6	32
	6,154	3,374
Less: current portion	(3,139)	(462)
	$3,015	$2,912

The following reflects our commitments for debt and other commitments as of December 31, 2006 (in thousands):

	Notes payable	Real estate mortgages	Other installment notes	Total Debt	Operating lease commitments	Total Commitments
2007	$174	$2,959	$6	$3,139	$1,271	$4,410
2008	108	—	—	108	820	928
2009	39	—	—	39	752	791
2010	41	—	—	41	571	612
2011	44	—	—	44	545	589
Thereafter	2,783	—	—	2,783	506	3,289

	$3,189	$2,959	$6	$6,154	$4,465	$10,619

Note 9 - Stock options and warrants

Stock-based compensation plans

Our 1998 Stock Option Plan provides for the granting of stock options to key employees. Vesting under the 1998 Plan is as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service. All options expire ten years from the date of grant.

Effective January 1, 2006, we adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. “123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period. We estimated forfeiture rates for the 2006 based on historical experience.

Prior to 2006, we accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for our stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant. Under APB No. 25, we were required to record expense over the vesting period for the value of options granted. Prior to 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Our net earnings and net earnings per share for the twelve months ended December 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the Consolidated Financial Statements based on fair value at the grant dates.

The estimated fair value of the option grants was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the Black Scholes model:

Risk free interest rate	4.36% - 4.6	4%
Weighted average volatility	71.5%
Dividend yield	0.0%
Expected term	5.75 Years
Weighted average fair market value at grant date	$5.48

The Black Scholes model incorporates assumptions to value stock based awards. The risk free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of our stock.

Our estimation of expected term is based on the guidelines in SAB No.107 which allows companies whose stock options meet specific criteria to be considered “plain-vanilla” options, thereby allowing the simplified method of estimating expected term to be applied.  Our stock option awards meet the criteria to use the simplified method of calculating expected term. For our company, this calculation was performed using the average of the mid-points for each vesting tranche. This methodology is not materially different from our historical data on exercise timing.

As a result of adopting SFAS No. 123R, the impact to the Consolidated Financial Statements on net earnings for the twelve months ended December 31, 2006 is $0.8 million or $0.07 per basic share and $0.07 per diluted share, lower than if we had continued to account for stock based compensation under APB No. 25. Pro forma net earnings (loss), as if the fair value based method had been applied to all awards prior to the adoption of SFAS No. 123R, are as follows (in thousands, except for per share amounts):

	Year ended December 31,
	2005	2004

Net earnings (loss) — as reported	$3,850	$(31,963)
Add: Stock based compensation programs recorded as expense, net of related tax effect	—	—
Deduct: Total stock based employee compensation expense, net of related tax effect	(1,535)	1,374
Pro forma net earnings (loss)	$2,315	$(33,337)
Earnings per share:

Diluted — as reported	$0.41	N.A.
Diluted — pro forma	$0.25	N.A.

Basic — as reported	$0.43	$(3.72)
Basic — pro forma	$0.26	$(3.88)

	2005	2004
Risk free interest rate	4.39%	4.24%
Weighted average volatility	77.9%	57.0%
Dividend yield	0.0	0.0
Expected term	7.0 Years	10.0 Years
Weighted average fair market value at grant date	$3.56	$2.72

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Years ended December 31,
	2006	2005	2004

Stock-based compensation expense:
Pretax compensation expense	$794	$—	$—
Income tax benefit	—	—	—
Stock option expense, net of the related tax effect	$794	$—	$—

As of December 31, 2006, $1.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years.

The following table presents the activity for options outstanding (in thousands, except per share data):

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	1,985	$3.56
Granted	35	8.33
Forfeited	(71)	(3.28)
Exercised	(696)	(2.16)
Outstanding as of December 31, 2006	1,253	$4.49	7.1	$1,317
Exercisable as of December 31, 2006	860	$3.35	6.5	$1,117

During 2006, stock options for 25,000 shares were granted to a named executive officer, and stock options for 10,000 shares were granted to members of the Board of Directors.

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $4.4 million. Exercise of options during the years of 2006 and 2005 resulted in cash receipts of $1.5 million and nil, respectively.

The following table presents the composition of options outstanding and exercisable (options in thousands):

Range of exercise prices	Options outstanding	Price(a)	Options exercisable	Price(a)	Life(a)
$1.81	28	$1.81	28	$1.81	5.3
1.88	42	1.88	42	1.88	2.7
2.00	172	2.00	172	2.00	3.6
2.55	23	2.55	8	2.55	8.5
3.70	93	3.70	93	3.70	6.2
3.90	25	3.90	23	3.90	7.0
4.10	10	4.10	10	4.10	6.3
4.50	266	4.50	197	4.50	7.1
6.75	559	6.75	279	6.75	8.8
7.60	25	7.60	6	7.60	9.1
9.50	5	9.50	1	9.50	9.1
10.80	5	10.80	1	10.80	9.0
$1.81 to $10.80	1,253	$3.56	860	$4.47	7.1

(a)                                  Price and Life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Warrants

The following table presents the composition of warrants outstanding at December 31, 2006 (in thousands, except per remaining life data):

Exercise prices	Number of Warrants	Remaining life in years
$4.60	41	3.8
5.25	100	2.4
6.00	649	3.0
8.00	100	3.0
$4.60-$8.00	890	2.9

The following table illustrates the activity for warrants outstanding (in thousands except exercise price data);

	Number of warrants	Weighted average exercise price
Outstanding as of December 31, 2003	—	—
Granted	200	$6.63
Forfeited	—	—
Exercised	—	—
Outstanding as of December 31, 2004	200	$6.63
Granted	1,137	6.00
Forfeited	—	—
Exercised	—	—
Outstanding as of December 31, 2005	1,337	$6.12
Granted	41	4.60
Forfeited	—	—
Exercised	(488)	6.00
Outstanding as of December 31, 2006	890	$6.07

In 2006, we issued 41,667 warrants at an exercise price of $4.60.  In 2005, we sold 1,750,000 shares of common stock and issued warrants for 875,000 shares. Our Chairman and Chief Executive Officer sold 1,250,000 shares of common stock and warrants for 625,000 shares. In addition, in 2005, we issued a unit warrant to our placement agent exercisable to purchase 300,000 units at $4.50 per share (a unit is comprised of one share of stock plus a warrant for one-half share). See Note 3 - Offering.

Exercise of warrants during the year ended December 31, 2006 resulted in net cash receipts of $2.7 million.

Note 10 - Employee benefit plan

We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion. Our contributions, charged to earnings for the years ended December 31, 2006, 2005, and 2004, were $0.2 million, $0.2 million, and $0.1 million, respectively.

Note 11 - Income taxes

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset.

In 2005, we determined that it was more likely than not that we would realize our deferred tax asset and we reversed our valuation allowance of $11.0 million; $9.9 million in the third quarter of 2005 and $1.1 million in the fourth quarter of 2005.

Since that time, the following important developments have changed our judgment regarding the likelihood that the deferred tax asset will be realized:

•                  We are incurring significant expenses associated with various Untied States Securities and Exchange Commission and Department of Justice, class action lawsuits and state Attorneys General investigations. There is no clear visibility to the conclusion of these investigations or their outcome, and the potential resulting additional expense and uncertainty.

•                  The impairment of two brands, STAR Trader® and Cash Flow Generator® has impacted our revenue and cash flows, reducing visibility into the future.

As of December 31, 2006, we are estimating that our taxable income will not exceed the amount necessary to utilize our deferred tax assets.  Therefore, we are increasing our valuation allowance from $12.3 million to $13.6 million.  We have approximately $28.7 million of net operating loss carryforward which will expire in 2026.  We also have an Alternative Minimum Tax Credit of $0.2 million that will carryforward.

We estimate that we will be liable for approximately $0.4 million in state and non-U.S. taxes for the year ended December 31, 2006.

Our income tax provision (benefit) is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004

Earnings (loss) before taxes:
U.S.	$5,219	$35	$(23,922)
Non-U.S.	4,214	(1,021)	(8,064)
Total earnings before income taxes	$9,433	$(986)	$(31,986)
Provision for taxes:
Current:
Federal	$(39)	$160	—
State	113	101	—
Non-U.S.	317	228	—
	391	489	—
Deferred:
Federal	7,262	(1,046)	(8,526)
State	590	(122)	(999)
Non-U.S.	(1,846)	(406)	(1,388)
	6,006	(1,574)	(10,913)
Change in valuation allowance	1,281	(5,713)	10,913
Total income tax provision (benefit)	$7,678	$(6,798)	$—
Effective income tax rate	81.4%	(689.2)%	—%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Years ended December 31,
	2006	2005	2004
	(in percentages)

Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance	13.6	(728.6)	(42.5)
Goodwill impairment	10.0	—	—
Incentive stock options	2.7	—	—
State income net of federal benefit	7.5	4.0	3.1
Non-U.S. income taxed at different rates	7.4	0.4	4.4
Other	5.2	—	—
Effective income tax rate	81.4%	(689.2)%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005	2004

Deferred tax assets:
Net operating losses, federal	$10,054	$9,595	$12,120
Net operating losses, state	862	790	1,104
Net operating losses, non-U.S.	1,877	31	764
Depreciation	—	44	—
Allowance for bad debt	218	—	—
Intangible amortization	857	421	537
Deferred revenue asset	5,276	14,241	8,220
Tax credits — Alternative Minimum Tax	161	—	—
Other	355	—	—
Valuation allowance	(13,603)	(12,322)	(18,035)
Total deferred tax assets	$6,057	$12,800	$4,710
Deferred tax liabilities:
Deferred course expenses	$5,046	$5,513	$4,236
Gain on sale	517	—	—
Depreciation	494	—	474
Total deferred tax liabilities	$6,057	$5,513	$4,710
Reported as:
Current deferred tax assets	$5,848	$—	$—
Noncurrent deferred tax assets	209	12,800	4,710
Current deferred tax liabilities	(6,057)	(5,513)	(4,710)
Net deferred taxes	$—	$7,287	$—

Note 12 - Earnings (loss) per share

Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants, including 0.5 million, nil and nil options that were dilutive for the years ended December 31, 2006, 2005 and 2004.

respectively. There are a total of 1,253,500 stock options, 890,719 warrants to purchase common stock outstanding as of December 31, 2006 and a combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering. The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

All financial information, except per share amounts, is expressed in thousands:

	Years ended December 31,
	2006	2005	2004

Numerator for diluted earnings (loss) per common share	$1,755	$3,850	$(31,963)
Denominator for basic earnings per share - weighted average shares	11,162	8,859	8,589
Effect of dilutive securities - options and warrants	458	501	—
Denominator for diluted earnings per share - adjusted weighted average shares	11,620	9,360	8,589
Diluted earnings (loss) per common share	$0.15	$0.41	$(3.72)

Where the inclusion of potential common shares is antidilutive, such shares are excluded from the computation.

Note 13 - Revenue

The following table illustrates the impact of deferring revenue by reconciling gross cash receipts to recorded revenue for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years ended December 31,			Change over
	2006	2005	2004	2005	2004

Cash received from course and product sales:
Basic training sessions	$22,677	$25,017	$34,202	(9.4)%	(33.7)%
Advanced courses	117,071	112,008	91,855	4.5	27.5
Outreach programs	59,669	40,415	23,723	47.6	151.5
Products sales	14,089	12,317	8,828	14.4	59.6
Other	9,555	6,638	5,479	43.9	74.4
Total cash received from course and product sales	223,061	196,395	164,087	13.6	35.9
Less: Net change in deferred revenue	1,593	(33,288)	(27,828)	N/M	N/M
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	37.7%	64.9%

Note 14 - Business segment information

We operate primarily in three business segments: Real estate education, Financial markets education and International. Our revenues are generated through the sale of real estate and financial market education courses, programs and products. Operating results for the segments reported below are evaluated regularly by Executive Management.

Segment operating results evaluate earnings before corporate and unallocated shared expenses, gains on sale of assets, net interest income, equity earnings from related parties, income taxes and minority interest.

The following segment results reflect the allocation of certain costs, including shared administrative costs, based on metrics designed to correlate with the consumption of such services. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions (in thousands):

	Years ended December 31,
Segment revenues	2006	2005	2004

Real estate education	$94,543	$104,160	$87,237
Financial markets education	112,493	47,183	32,644
International	17,618	11,764	16,378
	$224,654	$163,107	$136,259

	Years ended December 31,
Segment gross profit	2006	2005	2004

Real estate education	$11,138	$24,935	$7,449
Financial markets education	28,866	(7,785)	(10,204)
International	8,519	1,353	(2,413)
	$48,523	$18,503	$(5,168)

	Years ended December 31,
Depreciation and amortization expense	2006	2005	2004

Real estate education	$1,095	$1,053	$977
Financial markets education	431	442	404
International	90	105	88
Corporate	158	255	141
	$1,774	$1,855	$1,610

	December 31,
Segment identifiable assets	2006	2005	2004

Real estate education	$17,252	$14,804	$17,742
Financial markets education	9,638	11,674	7
International	4,647	5,519	6,167
Corporate	63,583	70,206	36,112
	$95,120	$102,203	$60,028

Note 15 - Summarized quarterly results (unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. We believe that all necessary adjustments consisting only of normal recurring adjustments have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year (in thousands, except for per share data).

	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year

2006 (a) (b)
Revenue	$44,889	$47,525	$52,340	$79,900	$224,654
Gross profit	4,232	3,842	7,134	33,315	48,523
Earnings (loss) from operations	(4.371)	(4,835)	(1,842)	18,738	7,690
Net earnings (loss)	$(3,848)	$(4,546)	$(1,260)	$11,409	$1,755
Per share amounts:
Diluted earnings (loss) per share(b)	$(0.36)	$(0.42)	$(0.11)	$0.94	$0.15
Basic earnings (loss) per share(b)	$(0.36)	$(0.42)	$(0.11)	$0.97	$0.16

2005 (a) (c) (d) (e)
Revenue	$38,434	$40,898	$44,050	$39,725	$163,107
Gross profit	6,704	3,215	3,623	4,961	18,503
Earnings (loss) from operations	414	(2,482)	(2,403)	(4,690)	(9,161)
Net earnings (loss)	$811	$(2,120)	$5,252	$(93)	$3,850
Per share amounts:
Diluted earnings (loss) per share(b)	$0.08	$(0.24)	$0.56	$(0.01)	$0.41
Basic earnings (loss) per share(b)	$0.09	$(0.24)	$0.60	$(0.01)	$0.43

(a)                                  Earnings (loss) per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

(b)                                 The fourth quarter of 2006 reflected $21.8 million in revenue associated with the initial applications of course breakage in our financial markets education segment and United Kingdom business, $3.7 million in impairment charges and $2.3 million in special charges and $7.3 million in the reversal of the net deferred tax asset.

(c)                                  In the first and second quarters of 2005 we received approximately $0.3 million and $0.9 million respectively, of an insurance claim that resulted from the interruption of our business caused by Hurricane Charley in 2004.

(d)                                 In the third quarter of 2005, we recorded a deferred tax asset, net of deferred tax liability, of $6.7 million.

(e)                                  In the fourth quarter of 2005, we recorded $3.0 million in bonus expense and realized a $5.6 million gain before minority interest on the sale of the SCB office building.

Note 16 - Commitments and contingencies

Software commitment

In December 2005, we entered into a commitment for approximately $3.0 million for new software which includes licensing, training and maintenance. Implementation began in the first quarter of 2007. Through the end of 2006, we recorded $1.6 million in expense and $0.7 million in capital against this commitment.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating leases

We lease office space for administrative and training requirements. These leases expire from May 2007 to January 2013 (in thousands).

	Years ended December 31,
	2006	2005	2004

Rental expense for operating leases	$855	$823	$425

Future minimum rental payments under the non-cancelable leases included above are as follows (in thousands):

Years ending December 31,
2007	$1,271
2008	820
2009	752
2010	571
2011	545
Thereafter	506
$4,465

Other Contingencies

On November 14, 2006, we were notified by the United States Securities and Exchange Commission (SEC) that the Commission is conducting a formal, nonpublic investigation to determine whether we complied with securities laws in connection with (i) the efficacy or trading success of our stock market education programs, and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation.

On December 11, 2006, we received a subpoena from the United States Attorney in the Eastern District of Virginia requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present. We were notified that a grand jury investigation related to this matter has commenced. We intend to cooperate fully with this investigation. Our Board of Directors established a Special Committee of independent directors to conduct an internal investigation of these activities. The Committee has engaged the law firm of Wilmer Cutler Pickering Hale and Dorr to assist with this investigation.

On January 11, 2007, Whitney Canada, Inc., a wholly owned subsidiary, and Whitney Information Network, Inc. received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada. A class action was requested for all persons who have made various real estate investments, at the alleged inducement, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Whitney Information Network, Inc. and/or Jean Lafrenière.

On January 30, 2007, we were served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing us of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired our stock from November 18, 2003 through and including December 15, 2006.

On March 8, 2007, we were served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.

On March 22, 2007, a complaint was received by our wholly owned subsidiary, Whitney Education Group, Inc. The case is Glenn Acciard, et. al. vs. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Fifth Judicial Court in and for Lee County, Florida alleging that the Company and 18 other defendants not associated with the Company, including two of our executive officers, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students. The allegations in the complaint include claims of constructive and common law fraud and other violations.

Note 17 - Subsequent Events

During the first quarter of 2007, our equity interest in Montery del Mar, S.A. increased to approximately 51%.  From this point forward, we will consolidate the results of this entity in our Consolidated Financial Statements.  In addition, we believe we will sell Monterey del Mar, S.A. in the foreseeable future. Accordingly, our Board of Directors has deemed this business as discontinued operation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Whitney Information Network, Inc. and Subsidiaries

Cape Coral, Florida

We have audited the accompanying Consolidated Balance Sheets of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations and Comprehensive Earnings (Loss), Stockholders’ Deficit and Cash Flows for each of the three years in the period ended December 31, 2006. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1 and 9 to the Consolidated Financial Statements, the Company has changed its method of accounting for stock-based compensation by adopting SFAS No.123R Share-Based Payment effective January 1, 2006.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Ehrhardt Keefe Steiner & Hottman PC

March 30, 2007

Denver, Colorado

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a)                      We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Co-President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation and oversight of our Chairman and Chief Executive Officer and our Co-President and Chief Financial Officer, evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

On the basis of their findings, our Chairman and Chief Executive Officer and our Co-President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report.   In conducting this evaluation, we identified material weaknesses in our internal controls that could cause misstatements in our Consolidated Financial Statements. These material weaknesses include:

•                  Lack of knowledgeable personnel in accounting and financial reporting areas, a lack of formalized processes and procedures over key areas in the accounting and reporting functions, and inadequate supervision and review over the financial reporting function. These deficiencies are particularly significant in the following areas:

•                  Foreign currency translation calculations

•                  Income tax provision calculation

b)                     Several material weaknesses were identified and reported in our 2005 Form 10-K.  We initiated corrective actions at that time to address internal control deficiencies and have remediated many of the weaknesses reported last year.  We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. In 2006, we hired an experienced Chief Financial Officer (now Co-President and Chief Financial Officer). In addition, we hired or appointed a new Chief Information Officer, a Vice President, Operations Finance, a Vice President, Strategy and Business Development, a Vice President, Finance, a Director, Financial Systems, a Director, Sarbanes-Oxley Compliance and Implementation, a Manager, Information Technology Sarbanes-Oxley Compliance and Implementation, two Senior Financial Analysts, and two Senior Business Development Analysts. We are actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis and financial systems. We will continue to upgrade our personnel and our financial reporting systems to improve our internal controls.

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

Based on current SEC guidance related to the Sarbanes-Oxley Act for nonaccelerated filers, we will comply with the requirements of Section 404(a) of Sarbanes-Oxley for our fiscal year ending December 31, 2007.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning each of our executives and directors is set forth below:

Name	Age	Position
Russell A. Whitney	51	Chairman of the Board of Directors and Chief Executive Officer
Alfred R. Novas	43	Co-President and Chief Financial Officer
Ronald S. Simon	63	Co-President and Chief Operating Officer, Secretary and Director
John F. Kane	53	Executive Vice President, Operations
Marie B. Code	39	General Counsel
Frederick A. Cardin	60	Director
Chester P. Schwartz	61	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors is duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

                Russell A. Whitney, Chairman of the Board of Directors and Chief Executive Officer.  Mr. Whitney is our founder and has been our Chief Executive Officer and its predecessors since 1987. Mr. Whitney is also an active real estate investor for his own account and has written and published several books on wealth building topics.

Alfred R. Novas, Co-President and Chief Financial Officer.  Mr. Novas was elected by the Board of Directors to his current position in 2007.  He joined us in 2006 as Chief Financial Officer from Novas and Associates where he led a strategic and financial planning consulting practice since 2002. From 2001 to 2002, Mr. Novas was President and Chief Executive Officer of Childtime Learning Centers, Inc. Prior to this, Mr. Novas held senior financial and executive positions with Burger King Corporation, The Pillsbury Company and Pizza Hut, Inc., a former division of PepsiCo, Inc. Mr. Novas started his career with Touche Ross & Co. (now Deloitte & Touche LLP), has a Bachelor of Business Administration degree from the University of Notre Dame and a Masters of Accounting from St. Thomas University.

Ronald S. Simon, Co-President and Chief Operating Officer, Secretary and Director.  Mr. Simon was elected to his current position by the Board of Directors in 2007.  He is a Certified Public Accountant and had been our Acting Chief Financial Officer from 2004 through 2006 and a member of our Board of Directors since 1998. Mr. Simon was a self-employed certified public accountant from 1987 until he joined us as our Chief Financial Officer in 1998. In 2002, he was appointed our Executive Vice President. Mr. Simon holds a Bachelor of Science degree in accounting from the University of Illinois.

                John F. Kane, Executive Vice President, Operations.  Mr. Kane was appointed to his current position in 2006. He was previously the Executive Vice President, Real Estate Education and has been with the Company since 1993.  Mr. Kane studied journalism at Bradley University.

Marie B. Code, General Counsel.  Ms. Code has been our General Counsel since 2002.  Previously, Ms. Code was General Counsel for the Solid Waste Management Authority for the Commonwealth of Puerto Rico.  She also was an attorney for McDonald’s Corporation at its Caribbean and Central America office.  She holds a Juris Doctorate degree from Lewis & Clark Law School, and is licensed to practice law in the States of Florida and Oregon and the Commonwealth of Puerto Rico.

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

Committees of the Board of Directors

Audit Committee

Our Board of Directors has established a standing Audit Committee that consists of two independent directors. The current members of the Audit Committee are Messrs. Schwartz and Cardin. Mr. Schwartz is the Audit Committee Chairman. The Board of Directors has determined that both of these directors are “independent” as defined and as required by the Securities and Exchange Commission. The Board of Directors has also determined that each of these directors is financially literate and that Mr. Schwartz further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the United States Securities and Exchange Commission.

The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our Consolidated Financial Statements, reports and other disclosures provided to stockholders, the system of internal controls and the audit process. Its duties include reviewing the adequacy of our internal accounting and financial controls, reviewing the scope and results of the audit plans of our independent and internal auditors, reviewing the objectivity, effectiveness and resources of the internal audit function, and assessing our financial reporting activities and accounting standards and principles. The Audit Committee also selects and engages our independent auditors and approves their fees.   In 2006, the Audit Committee met seven times.

The Audit Committee has considered whether the provision of non-audit services performed by our independent auditors is compatible with maintaining that firm’s independence.

Compensation Committee

Our Compensation Committee is comprised of Messrs. Cardin and Schwartz, both of whom are independent directors. Mr. Cardin is our Compensation Committee Chairman. The Compensation Committee consists entirely of independent Directors of the Board who also are outside directors for purposes of Section 162(m) of the Internal Revenue Code and nonemployee directors for purposes of Section 16 of the Securities Exchange Act of 1934. Each member must be free of any relationship that, in the judgment of the Board from time to time, would interfere with the exercise of his or her independent judgment.

We adopted a Compensation Committee charter that states its purpose is to:

(a)          oversee the policies of the Company relating to compensation of the Company’s named executive officers and make recommendations to the Board with respect to such policies;

(b)         produce a report on executive compensation for inclusion in the Company’s proxy statement, in accordance with applicable rules and regulations; and

(c)          oversee the development and implementation of succession plans for the Chief Executive Officer (“CEO”) and other named executive officers.

In addition to the purposes of the Compensation Committee set forth above, the primary responsibilities of the Committee shall be to:

(a)          ensure that the Company’s executive compensation programs are designed to enable it to recruit, retain and motivate a large group of talented and diverse domestic and international executives;

(b)         ensure that Company’s executive compensation programs are appropriately competitive, support organization objectives and shareholder interests, and ensure a pay for performance linkage;

(c)          review and report to the Board for its consideration any cash incentive compensation plans, option plans, or other equity based plans that provide for payment in the Company’s stock or are based on the value of the Company’s stock, subject to any approvals required by the shareholders of the Company;

(d)         oversee the design and administration of all employee benefit plans and programs of the Company, its subsidiaries and divisions, including the authority to adopt, amend and terminate such plans and programs (unless approval by the Board or shareholders of the Company is required by law);

(e)          review and approve annual corporate goals and objectives relevant to the CEO’s compensation; evaluate the CEO’s performance in light of those goals and objectives; and recommend for approval by the independent members of the Board, the CEO’s compensation level based on this evaluation;

(f)            meet annually with the CEO to discuss corporate goals and performance results;

(g)         evaluate and recommend for Board approval, on an annual basis, the individual elements of total compensation for the executive officers (Section 16 officers), other than the CEO;

(h)         make all approvals necessary under Section 16, Section 162 (m) and other regulatory provisions;

(i)             oversee preparation of succession plan presentations to the Board, including plans in the event of an emergency or retirement of the CEO. The Committee Chairman works with the CEO in preparation of the succession plan presentations. The Committee undertakes such follow-up steps with respect to succession planning as may be delegated by the Board from time to time;

(j)             review and discuss with management the Compensation Discussion and Analysis, and, based on such review and discussion, recommend to the Board that the Compensation Discussion and Analysis be included in the Proxy Statement after concurrence with the Company’s Disclosure Committee;

(k)          undertake such other responsibilities or tasks as the Board may delegate or assign to the Committee from time to time;

(l)             annually assess and report to the Board on the performance and effectiveness of the Committee;

(m)       review this Charter on an annual basis, update it as appropriate, and submit it for the approval of the Board when updated.

The Compensation Committee met three times in 2006.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Messrs. Cardin and Schwartz. Mr. Cardin is our Governance and Nominating Committee Chairman. The Committee consists entirely of independent Directors. Each member must be free of any relationship that, in the judgment of the Board from time to time, would interfere with the exercise of his or her independent judgment.

The purpose of the Governance and Nominating Committee, as articulated in the adopted Governance and Nominating Committee Charter, is to:

(a)          identify and recommend to the Board for election and/or appointment of qualified candidates for membership on the Board and the committees of the Board;

(b)         develop and recommend to the Board corporate governance principles and the Worldwide Code of Conduct applicable to the Company and monitor compliance with all such principles and policies;

(c)          propose a slate of candidates for election as Directors at each Annual Meeting; and

(d)         develop and monitor succession plans for the members of the Board, the members of the Committees of the Board, and the Chair of the Committees of the Board.

In addition to the purposes set forth above, the primary responsibilities of the Committee shall be to:

(a)          assess the independence of members of the Board;

(b)         review conflicts of interest of Directors, senior executives and consider waivers or other action related thereto;

(c)          review and periodically make recommendations to the Board concerning the composition, size, structure and activities of the Board and the committees of the Board;

(d)         oversee the evaluation of the Board and its Committees;

(e)          annually assess and report to the Board on the performance and effectiveness of the Board, the Committee and the other committees of the Board, and other issues of corporate governance;

(f)            annually review and report to the Board with respect to Director compensation and benefits;

(g)         report to shareholders in the Company’s annual Proxy Statement about the director nomination process as required by the Securities and Exchange Commission rules;

(h)         annually review succession plans for the members of the Board, the members of the Committees of the Board, and the Chair of the Committees of the Board;

(i)             review this Charter on an annual basis and update it as appropriate, and submit it for the approval of the Board when updated; and

(j)             undertake such other responsibilities or tasks as the Board may delegate or assign to the Committee from time to time.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Conduct and a Code of Business Conduct and Ethics that embody our commitment to conduct business with the highest ethical standards.

The Code of Conduct provides principles and standards by which directors, officers, and employees will conduct themselves.  To the extent possible, the Code of Conduct has been made available to all independent contractors and key vendors involved with our Company.

In addition to the Code of Conduct, our directors, executive officers, and senior financial officers of our Company are also subject to the Code of Business Conduct and Ethics and are expected to adhere to the principles and procedures set forth.  We filed a copy of our Code of Business Conduct and Ethics with the United States Securities and Exchange Commission.  Both the Code of Conduct and the Code of Business Conduct and Ethics are posted on the Corporate Governance section of our Web site.

In accordance with the Sarbanes-Oxley Act of 2002, we have adopted procedures to facilitate the submission, on a confidential and anonymous basis, of complaints, reports and concerns by any person regarding (1) accounting, internal accounting controls or auditing matters, (2) actual or potential violations of laws, rules or regulations, and (3) other suspected wrongdoing, including in connection with our Code of Conduct.

Section 16(a) beneficial ownership reporting compliance

In 2006, the following directors and officers (current and former) subject to Section 16 of the Exchange Act failed to file Form 4 on a timely basis:

Number of late filings
Russell A. Whitney	2
Ronald A. Simon	1
John F. Kane	1
Nicholas S. Maturo	1
Frederick A. Cardin	1
Chester P. Schwartz	1

ITEM 11.  EXECUTIVE COMPENSATION

Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “Compensation Disclosure and Analysis”  “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at the end of 2006,” “Option Exercises and Stock Vested in 2006,” and “Director Compensation,” respectively, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The following table sets forth the common stock ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, as of March 30, 2007, by each of our officers and directors and by all officers and directors as a group.  Each person holds record and beneficial ownership and has sole voting and investment power with respect to the shares of common stock shown.  The address of all of Executive Officers and Directors is in our care at 1612 East Cape Coral Parkway, Cape Coral, Florida 33904.

Name of Owner	Number of shares(1)	Percent of class
Russell A. Whitney(2)	5,240,309	44.6%
Alfred R. Novas(3)	57,500	*
Ronald S. Simon(2)(4)	428,175	3.6
John F. Kane(5)	300,833	2.6
Marie B. Code(6)	12,780	*
Frederick A. Cardin(7)	18,750	*
Chester P. Schwartz(8)	21,788	*
All officers and directors as a group (seven persons)	6,080,135	51.8
Prides Capital Fund I, LP(10)	1,650,000	14.1
Kevin A. Richardson II
Prides Capital Fund I, LP
c/o Prides Capital LLC
200 High Street, Suite 700
Boston, MA 02110
Springhouse Capital, LP(10)	1,033,600	8.8
Brian Gaines
Springhouse Capital, LP
535 Madison Avenue, 30th Floor
New York, NY 10022
Heartland Value Fund(9)(10)	649,456	5.5
William J. Nasgovitz
Heartland Value Fund
c/o Heartland Advisors, Inc.
789 North Water Street
Milwaukee, WI 53202

*       Less than 1%

(1)    In accordance with SEC rules, this column includes shares that may be acquired pursuant to stock options and common stock purchase warrants that are or will become exercisable within 60 days.

(2)    Includes 13,909 shares of common stock and 133,450 stock options held by Mr. Whitney and members of his family.  All of Mr. Whitney’s shares of common stock are held in International Securities 3, LLC, a limited liability company owned by Mr. Whitney and Ingrid Whitney and managed by Mr. Simon.

(3)    Comprised of 57,500 stock options.

(4)    Includes 293,000 stock options.

(5)    Includes of 75,000 stock options.

(6)    Includes 12,500 stock options.

(7)    Comprised of 18,750 stock options.

(8)    Includes 7,500 stock options.

(9)    Includes 300,000 common stock purchase warrants.

(10)  Based on the Schedule 13G filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway (“1611 Cape Coral Parkway”), approximately 9,000 square feet of space at 1625 East Cape Coral Parkway (“1625 Cape Coral Parkway”) which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our Chairman and Chief Executive Officer and Ingrid Whitney. The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $13,125 and $7,238 respectively. We are on a month-to-month basis with respect to the 1611 Cape Coral Parkway lease that expired in March 2006. We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

From 2002 to the present, our Chairman and Chief Executive Officer benefited from our students’ purchase of residential lots and the construction of homes on lots they acquire in the Cape Coral, Florida area because the students purchased these lots from Gulfstream Development Corp. (“Gulfstream”), from other lot owners and, in the past, from our Chairman and Chief Executive Officer. The students were presented this opportunity at one of our advanced real estate courses by realtors representing Gulfstream. Our Chairman and Chief Executive Officer owns 25% of and receives compensation from Gulfstream. We had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream. Gulfstream often constructs homes on lots owned by our students. Through an informal arrangement with Gulfstream, we receive a referral fee of $1,000 for every Gulfstream home built for our students, amounting to $0.3 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively.

We have investments in three entities in which our Chairman and Chief Executive Officer and our Co-President and Chief Operating Officer have minority ownership interests. The entities are Rancho Monterey, S.A., Monterey del Este, S.A. and Monterey del Mar, S.A., which is described in more detail under Noncore Investments in Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Our Chairman Chief Executive Officer indirectly owns approximately 11% of Rancho Monterey, S.A. and 8% of Monterey del Este, S.A. Our Co-President and Chief Operating Officer indirectly owns approximately 1.4% of Rancho Monterey, S.A.

Our Chairman and Chief Executive Officer, three of our employees, and two previous employees have an investment in shares of Monterey Green Acres, S.A. which owns approximately 1,500 acres in Monterey, Costa Rica. We have no interest in this investment and will not share in any proceeds from the intended sale of the entity’s shares and related property.  A letter of intent to purchase Monterey Green Acres, S.A. has been signed by an interested buyer who is an independent contractor for us.

Our Chairman Chief Executive Officer, Ingrid Whitney, certain employees, independent contractors, vendors  and former students own partial interests in CA One Investors, LLC, a limited liability company which owns through Monterey Sun and Win, S.A., a Costa Rican company, 48 acres of land in Esterrillos del Este, Coast Rica.  We have no interest in this investment and will not share in any proceeds from the sale of its assets.  Our Co-President and Chief Operating Officer is a member of CA One Investors, LLC.

Rancho Holdings, S.A. holds a 20% interest in Rancho Monterey, S.A. and an 8% interest in Monterey del Este, S.A.  Our Chairman and Chief Executive Officer is an indirect owner of Rancho Holdings, S.A.  A principal of Gulfstream Development Corp. is also an indirect owner of Rancho Holdings, S.A.

Our Chairman and Chief Executive Officer and Ingrid Whitney, our Co-President and Chief Operating Officer and his wife, former employees, associates and independent contractors own Costa Rica Consulting, LLC (CRC). Our General Counsel is a trustee of CRC.  CRC owns a 10% share of Rancho Monterey, S.A.

Our Chairman and Chief Executive Officer, our Co-President and Chief Operations Officer and an employee of ours are officers of and investors in Alico Investors I, LLC, a limited liability company that has sold or is selling membership interests to our students and others.  Our Vice President, Marketing, one of our external attorneys, some of our independent contractors, and students are also investors. A member of our Board of Directors was initially part of this limited liability company but withdrew.  Alico Investors I, LLC subsequently refunded his investment and he is no longer associated with this project. We do not receive any remuneration from this limited liability company.

Additional information required by this item is incorporated by reference to our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted the audit of our Consolidated Financial Statements for the years ended December 31, 2006 and 2005. It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the United States Securities and Exchange Commission. As a result, our directors do specifically approve, in advance, nonaudit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence. We have concluded that the provision of services by EKS&H is compatible with maintaining its independence.

The following table presents fees for professional audit sevices rendered by EKS&H, our independent auditor, for the audit of our Consolidated Financial Statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by EKS&H (in thousands).

	Years ended December 31,
	2006	2005
Audit fees	$400	$340

Audit-related fees (1)	25	29

Tax fees	115	75

All other fees (2)	570	234

Total fees	$1,110	$678

(1)          Primarily includes the fees for the audit of our 401(k) plan.

(2)          Primarily relates to the Form S-1 registration statements for Whitney Information Network, Inc. and EduTrades, Inc. filed, and withdrawn, respectively, with the United States Securities and Exchange Commission.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title
3.01	Articles of Incorporation of the Registrant, as amended(1)

3.02	Bylaws of the Registrant(2)

10.01	Securities Purchase Agreement - Private Placement(6)

10.02	Stockholders Agreement - Private Placement(6)

10.03	Registration Rights Agreement - Private Placement(6)

10.04	Warrant Agreement - Private Placement(6)

10.05	1998 Stock Option Plan(3)

10.06	Employment Agreement with Mr. Whitney(4)

10.07	Employment Agreement with Mr. Simon(4)

10.10	Employment Agreement with Mr. Kane(4)

10.12	Employment Agreement with Mr. Novas(5)

21.01	List of Subsidiaries

31.01	Rule 13a-15(e) / 15d-15(e) Certification, executed by Russell A. Whitney, Chairman of the Board and Chief Executive Officer of Whitney Information Network, Inc.

31.02	Rule 13a-15(e) / 15d-15(e) Certification, executed by Alfred R. Novas, Co-President and Chief Financial Officer of Whitney Information Network, Inc.

32.01	Section 906 Certification of Chairman of the Board and Chief Executive Officer

32.02	Section 906 Certification of Co-President and Chief Financial Officer

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

(5)                                  Incorporated by reference to Form 8-K dated January 20, 2006, designated Exhibit 10.12 therein.

(6)                                  Previously filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, we have caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Whitney Information Network, Inc.

	By:	/s/ RUSSELL A. WHITNEY
Russell A. Whitney
Dated: April 2, 2007		Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in their capacities indicated on March 30, 2007.

Signature	Title

/s/ RUSSELL A. WHITNEY	Chairman of the Board of Directors and Chief Executive Officer
Russell A. Whitney

/s/ ALFRED R. NOVAS	Co-President and Chief Financial Officer
Alfred R. Novas

/s/ RONALD S. SIMON	Co-President and Chief Operating Officer, Secretary and Director
Ronald S. Simon

/s/ FREDERICK A. CARDIN	Director
Frederick A. Cardin

/s/ CHESTER P. SCHWARTZ	Director
Chester P. Schwartz