Form 10-K/A
period 2006-12-31
WHITNEY INFORMATION NETWORK INC
filed 2009-01-15
CIK 1095276

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant, as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45.5 million based on the closing sale price of the registrant’s common stock as traded on the NASD Over the Counter Electronic Bulletin Board on such date of $8.30 per share.  As of March 30, 2007, there were 11,738,587 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Whitney Information Network, Inc., (the “Company,” “we,” “us,” “our” or “Whitney”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) as of April 2, 2007, (the “Original Filing”) to amend and restate financial statements and other financial information for the years 2006, 2005, and 2004, and financial information for the years 2003 and 2002, and for each of the quarters in the years 2005 and 2006.  This restatement corrects errors relating to: (i) disclosures of related party transactions, (ii) the method and disclosure of certain acquisitions, and (iii) depreciable lives of intangible assets and property, plant and equipment.  The restatement also includes certain other corrections and conforming changes and had minimal effect on the Company’s cash flows, liquidity, or our financial position for the respective restated periods.

Revisions in this Amended Annual Report

This Amendment No. 1 to our Annual Report on Form 10-K  for the year ended December 31, 2006 (“Form 10-K/A”) includes restatements, revisions and certain conforming changes to Part 1 — Item 1 — Business, Part II — Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 6 — Selected Financial Data, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 — Financial Statements and Supplementary Data (including the 2006 Financial Statements, Notes to the 2006 Financial Statements and the Report of Independent Certified Public Accountants), Item 9A(T) — Controls and Procedures, Part III — Item 10 — Directors, Executive Officers and Corporate Governance, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions and Director Independence, Item 14 — Principal Accounting Fees and Services and Part IV — Item 15 — Exhibits and Financial Statement Schedules.  This Form 10-K/A includes certifications as of the date of this filing from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the amended or restated information described in the following tables or as otherwise indicated herein, this Form 10-K/A continues to speak as of the date of the Original Filing, April 2, 2007 (unless explicitly identified as of another date).  Other events or circumstances occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the date of the Original Filing of our Annual Report on Form 10-K.

Certain individuals referred to in this document, including the Chairman and Chief Executive Officer, Mr. Whitney, Co-President and Chief Operating Officer, Mr. Simon, and Co-President and Chief Financial Officer, Mr. Novas, were in their respective positions as of the date of the Original Filing on April 2, 2007.  As of the date of the filing of this Form 10-K/A, these individuals no longer held those positions.  As a result, in the areas of this Form 10-K/A that are restated, we have sometimes referred to Mr. Whitney, Mr. Simon, Mr. Kane and Mr. Novas as “former” officers.  For those items that were not restated in this Form 10-K/A, there is no reference to “former” as these individuals were officers at the time of the Original Filing.

Background

On November 14, 2006, we were notified that the SEC was conducting a formal investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of its stock market educational programs, and (ii) its acquisition of certain other companies.  On December 11, 2006, the Company received a subpoena requesting documents in connection with the commencement of a grand jury investigation by the United States Attorney’s Office for the Eastern District of Virginia.  This investigation is related to the Company’s marketing activities from January 1, 2002, to the present.

In December 2006, our Board of Directors established a Special Committee of independent directors to conduct an internal investigation of the activities that are the subject of the government investigations, and the Special Committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to assist with this investigation.  The Special Committee has reported its findings and made recommendations to the Board of Directors, as reported in the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007, and such recommendations have either been implemented or are being implemented as discussed herein.

Acquisition accounting

With respect to our acquisition of certain companies, the method of accounting related to the transactions was, in some cases, incorrect.  The proper accounting treatment, together with additional disclosures related to the acquisitions are included in Item 8 — Financial Statements and Supplementary Data, Note 1— Restatement in the Notes to the Consolidated Financial Statements for the year ended December 31, 2006 (the “Financial Statements” or the “2006 Financial Statements”).

Other adjustments

We have corrected errors in our calculation of depreciation assigned to various intangible assets and property plant and equipment, inventory balances for amounts that were impaired and incorrectly recorded accounts payables invoices.  Additionally, certain conforming changes and reclassifications were made between direct course expense and advertising and sales expense categories in our Consolidated Statement of Operations and Comprehensive Income (Loss).  Corrections to these errors are included in Item 8 — Financial Statements and Supplementary Data, Note 1 — Restatement in the Notes to the Consolidated Financial Statements and in the tables below.

Executive Compensation and Related Party Disclosures

At the request of the Special Committee, we reviewed disclosure of certain executive compensation matters related to perquisites including personal use of the corporate aircraft, compensation to family members of the named executive officers, personal use of corporate employees and personal use of corporate credit cards.  The required disclosures per the applicable SEC rules and the additional disclosures as requested by the Special Committee regarding the matters listed above are included in Item 11 — Executive Compensation.

In addition, we reviewed our related party transactions for the years 2002 through 2006.  As a result, we have included additional related party disclosures concerning transactions in Costa Rica and Gulfstream Development Group, LLC, in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 —Financial Statements and Supplementary Data and Note 6 — Certain relationships and related transactions in the Notes to Consolidated Financial Statements.

Effects of the Restatement

The following charts reflect the impact of applying the proper accounting treatment for the above listed transactions in our consolidated financial statements (in thousands):

	Year ended December 31, 2006			Year ended December 31, 2005			Year ended December 31, 2004
	Previously reported	Effect of restatement	Restated	Previously reported	Effect of restatement	Restated	Previously reported	Effect of restatement	Restated
Revenue	$224,654	—	$224,654	$163,107	—	$163,107	$136,259	—	$136,259
Direct course expenses	111,962	(491)	111,471	94,765	917	95,682	91,763	—	91,763
Advertising & sales expense	64,168	201	64,369	49,839	—	49,839	49,664	—	49,664
General & admin. expenses	34,836	(123)	34,713	27,664	(1,692)	25,972	27,676	(153)	27,523
Impairment of assets	3,668	(78)	3,590	—	—	—	—	—	—
Special items	2,330	—	2,330	—	200	200	—	—	—
Total operating expenses	216,964	(491)	216,473	172,268	(575)	171,693	169,103	(153)	168,950

Earnings (loss) from operations	7,690	491	8,181	(9,161)	575	(8,586)	(32,844)	153	(32,691)

Other income (expense)	(162)	83	(79)	1,800	(189)	1,611	893	(63)	830
Interest (expense) income, net	1,876	—	1,876	(28)	—	(28)	(499)	63	(436)
(Loss) equity from related parties	(45)	—	(45)	(176)	—	(176)	159	—	159
Gain on sale of assets	74	—	74	6,579	—	6,579	305	(56)	249

Earnings (loss) before taxes and minority interest	9,433	574	10,007	(986)	386	(600)	(31,986)	97	(31,889)

Minority interests	—	—	—	(1,962)	—	(1,962)	23	—	23
Income tax (provision) benefit	(7,678)	(28)	(7,706)	6,798	(41)	6,757	—	—	—
Net earnings (loss)	1,755	546	2,301	3,850	345	4,195	(31,963)	97	(31,866)

Effect of foreign exchange	(510)	—	(510)	(100)	—	(100)	55	—	55

Comprehensive earnings (loss)	$1,245	$546	$1,791	$3,750	$345	$4,095	$(31,908)	$97	$(31,811)

	Year ended December 31, 2003			Year ended December 31, 2002
	Previously reported	Effect of restatement	Restated	Previously reported	Effect of restatement	Restated
Revenue	$89,805	—	$89,805	$51,178	—	$51,178
Direct course expenses	51,868	—	51,868	25,863	—	25,863
Advertising & sales expense	30,092	—	30,092	13,937	—	13,937
General & admin. expenses	15,321	181	15,502	13,864	175	14,039
Impairment of assets	—	—	—	—	—	—
Special items	—	—	—	—	—	—
Total operating expenses	97,281	181	97,462	53,664	175	53,839

Earnings (loss) from operations	(7,476)	(181)	(7,657)	(2,486)	(175)	(2,661)

Other income (expense)	154	137	291	340	102	442
Interest (expense) income, net	(3)	—	(3)	(71)	—	(71)
Equity earnings from related parties	—	—	—	—	(102)	(102)
Gain on sale of assets	—	—	—	—	—	—
Earnings (loss) before taxes and minority interest	(7,325)	(44)	(7,369)	(2,217)	(175)	(2,392)

Minority interests	—	—	—	—	—	—
Income tax expense	—	—	—	—
Net earnings (loss)	(7,325)	(44)	(7,369)	(2,217)	(175)	(2,392)

Effect of foreign exchange	(591)	—	(591)	(1)	—	(1)

Comprehensive earnings (loss)	$(7,916)	$(44)	$(7,960)	$(2,218)	$(175)	$(2,393)

	2006		2005		2004		2003		2002
	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

Earnings (loss) per share
Basic	$0.16	$0.21	$0.43	$0.47	$(3.72)	$(3.71)	$(0.89)	$(0.90)	$(0.28)	$(0.30)
Diluted	$0.15	$0.20	$0.41	$0.45	$(3.72)	$(3.71)	$(0.89)	$(0.90)	$(0.28)	$(0.30)

	2006		2005		2004		2003		2002
Consolidated Statement of Changes in Stockholders’ Equity	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

Balance at January 1	$(40,486)	$(44,825)	$(51,560)	$(56,244)	$(19,930)	$(24,711)	$(12,865)	$(13,040)	$(11,698)	$(11,698)

Increase (decrease) attributable to stock issuance	5,026	4,731	7,324	7,324	278	278	2,051	2,239	1,051	1,051
Cash dividend	(11,728)	(11,728)	—	—	—	—	—	—	—	—
Distribution s to minority interest and officer	—	294	—	—	—	—	(1,200)	(5,950)	—	—
Increase (decrease) attributable to net earnings (loss)	1,755	2,301	3,850	4,195	(31,963)	(31,866)	(7,325)	(7,369)	(2,217)	(2,392)

Increase due to stock compensation expense	881	881	—	—	—	—	—	—	—	—

Currency translation adjustments, net	(510)	(510)	(100)	(100)	55	55	(591)	(591)	(1)	(1)
Balance at December 31	$(45,062)	$(48,856)	$(40,486)	$(44,825)	$(51,560)	$(56,244)	$(19,930)	$(24,711)	$(12,865)	$(13,040)

	2006		2005		2004		2003		2002
At December 31	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

Consolidated Balance Sheets
Cash	$34,181	$33,221	$33,244	$32,883	$4,667	$4,667	$13,229	$13,229	$10,221	$10,221
Restricted cash	6,510	7,525	5,406	6,174	2,181	2,580	1,792	2,293	1,859	1,859
Accounts receivable, net	3,373	3,373	3,789	3,789	448	504	1,315	1,260	508	508
Property and equipment, perty and equipment, net	11,757	11,745	10,082	10,051	24,548	24,503	16,172	16,309	7,950	8,262
Intangible assets, net	4,129	496	5,754	1,463	6,576	1,922	7,401	2,460	1,433	947
Total assets	95,120	91,687	102,203	98,233	60,028	55,673	55,552	51,202	28,272	28,098
Accounts payable	4,744	6,936	3,691	4,043	7,413	8,559	3,218	3,649	1,763	1,763
Accrued Expenses	11,957	5,891	7,377	5,604	3,999	2,420	1,781	1,411	1,126	900
Accrued Payroll	—	3,965	—	1,789	—	761	—	370	—	226
Common stock	4,132	2,591	10,593	9,501	3,269	2,177	2,991	1,899	940	691
Paid in capital	1,089	1,089	449	1	449	1	449	1	448	447
Foreign currency translation adjustment	(1,160)	(1,160)	(650)	(650)	(550)	(550)	(605)	(605)	(14)	(14)
Accumulated deficit	(49,123)	(51,376)	(50,878)	(53,677)	(54,728)	(57,872)	(22,765)	(26,006)	(14,240)	(14,164)

Total stockholders’ deficit	(45,062)	(48,856)	(40,486)	(44,825)	(51,560)	(56,244)	(19,930)	(24,711)	(12,866)	(13,040)

Total liabilities and stockholder’s deficit	$95,120	$91,687	$102,203	$98,233	$60,028	$55,673	$55,552	$51,202	$28,272	$28,098

PART 1

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This document contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements deal with our current plans, intentions, beliefs and expectations and statements of future economic performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” or “predicts” or the negative of such terms.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements in certain sections of this document, including under the heading “Risk Factors.”  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this document, in the materials referred to in this document, in the materials incorporated by reference into this document, or in our press releases.  No forward-looking statement is a guarantee of future performance, and you should not place undue reliance on any forward-looking statement.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Industry data and other statistical information used in this document are based on independent publications, government publications, reports by market research firms or other published independent sources.  Some data is based on pure good faith estimates, derived from our review of internal surveys and the independent sources.  Although we believe these sources to be reliable, we have not independently verified the information.

ITEM 1.  BUSINESS.(Restated)

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

Since 2001, we have gradually expanded our course offerings and geographical markets.  We currently offer approximately 200 educational courses and training programs per month, covering more than 22 financially-oriented subjects which we provide either for free or on a fee basis.

For the year ended December 31, 2006, approximately 92.2% of our revenue was generated from domestic operations and 7.8% of revenue was generated from operations in Canada and the United Kingdom.  Additional financial information regarding our international sales is contained in Note 15 — Business Segment Information to the Consolidated Financial Statements included in Item 8 herein.

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

•                  regional training centers located in hotels or other temporarily rented facilities selected by us; and

•                  our own facilities in the United States, United Kingdom or Costa Rica.

Our students are primarily recruited by attending free introductory workshops related to a specific educational subject which are hosted by one of our trainers or others and held at a local hotel or other rented auditorium facility.  The subject, date and location of the training session are generally advertised in local newspapers, on the Web site of our respective brands, in television advertisements and through direct mailings and telemarketing.  We hold these sessions in metropolitan areas throughout the United States, Canada, and the United Kingdom.  Following the free informational training workshop, the student may purchase reference materials on the subject discussed or may elect to receive further fee-based training in the many courses we offer, either in the student’s hometown or in regional training centers.  We engage approximately 272 trainers, instructors, coaches, and mentors in connection with our various educational course offerings.

Following the first fee-based training session, students interested in learning more on the course topics may also subscribe to our periodic publications, purchase books or software programs, or attend advanced training courses.  In addition to our over 25 resource publications, we offer advanced courses throughout the United States, Canada, the United Kingdom, and Costa Rica.  We also provide post training programs conducted by over 100 mentors.

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

•                  contacted us via the Internet and requested to be contacted

In 2007, we intend to telemarket our products to two additional types of potential students, consisting of those who:

•                  registered to attend one of our free preview workshops, but did not attend

•                  attended one of our free introductory workshops and chose not to purchase anything

Our strategy

Our purpose is to be the leading content developer and distributor of non-degreed post-secondary education and related services in the world.  We will maintain a motivated and dedicated employee base by providing opportunities for our employees to expand their capabilities through training and by developing succession planning processes.  Customer centricity will be a defining value in everything we do.  In order to accomplish our purpose, we have implemented a strategy that includes:

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

•                  Improved technology and innovation capabilities.  Achieving the necessary steps for us to grow may require significant improvements to our technology and innovation structure and external delivery platforms.  We intend to develop enhanced technology platforms capable of streaming video, interactive e-learning, distributed e-learning, and Web advertising.  We also intend to improve the technology platforms currently used in our financial markets and real estate courses.  Further, we intend to enhance our internal financial systems and fully utilize our customer relationship management (CRM) capabilities.

•                  Expanded channel reach.  Through strategic partnerships, alliances, and new business models, we may be able to generate new revenues without incurring significant additional marketing or administrative costs.  We intend to identify potential partnerships and alliances that can result in increased revenues.  We will research underserved market segments and changes in the post-secondary market that will provide insights to reach new market segments.  We will evaluate complementary business possibilities, including potentially entering business-to-business markets.

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

•                  Increased lifetime customer value.  We intend to continually enhance the student experience and increase the lifetime value of a customer in order to retain customers, attract new customers, and generate additional revenues.  We intend to accomplish this in part by creating student communities through online channels, thus allowing us to better control customer “touch points.”  This may allow us to provide valuable ancillary services and create additional revenue flows through implementation of CRM and data mining results.

•                  International expansion.  We believe that there are many valuable international markets where we could introduce our products in a cost-effective and profitable manner.  It is our intention to explore potential market expansion in Canada, the United Kingdom, Europe, and Asia.  We believe that with the right resources and technological support, we can potentially increase our student base across the globe.

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

Our Russ Whitney’s Building Wealth™ basic training is a program offering a curriculum that focuses on the general business of real estate and teaches the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties, leasing rental units to tenants, and using a database to generate multiple sources of cash flow.  Students are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis upon creative financing strategies.

Our Teach Me™ Foreclosure & Real Estate Investing basic training is a local training program offering a curriculum in real estate focusing on pre-foreclosures.  The course teaches how to locate and purchase homes in foreclosure.  Students will also learn strategies for improving return on their investment in foreclosed properties including wholesaling, rehabilitation and creative financing.

Our Rich Dad® Education basic training was created by Rich Dad Education, LLC, our 51% owned subsidiary, in conjunction with Rich Global, LLC.  The course focuses on the real estate teachings and philosophies of Robert Kiyosaki, author of Rich Dad, Poor Dad.  The course concentrates on real estate principles while allowing students to apply what they have learned from playing the board game, CASHFLOW®.  The Rich Dad® and CASHFLOW® word marks and/or logos are owned by CASHFLOW Technologies, Inc., and any use of such marks by Rich Dad Education, LLC is under license.

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

MillionaireU™ Real Estate Training.  Our Millionaire U™ real estate training course is offered at our training center in Cape Coral, Florida, and in other states.  This course expands upon the students’ knowledge of real estate gained from our basic course.  During Millionaire U™, students learn how to locate and analyze various property types and how to effectively analyze property income and expense.  Students telephone actual sellers and then tour properties throughout the Cape Coral and Fort Myers, Florida, areas.  Guest speakers including investors, property managers, developers, grant officers, loan officers, realtors and mortgage brokers explain how students can locate financing for a variety of transactions, from multi-unit apartment complexes to unimproved land.

Our Rich U™ advanced course teaches Rich Dad® Education students how to locate properties using conventional and unconventional strategies, evaluate property deals, create marketing techniques and strategies for the real estate entrepreneur, and utilize various financing options.  Students will also learn about the various types of agreements and documents utilized in typical real estate transactions, creation of a real estate action plan, and the selection process of advisors to assist in achieving the students’ objectives.

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

Foreclosure.  Our Advanced Foreclosure course teaches the intricacies of the real estate foreclosure process, how and why foreclosures occur and the role of secured lenders in foreclosure actions.  Our instructors teach students how to read foreclosure notices and how to refinance their acquisitions to generate cash at the closing.  Students also learn how to inspect, estimate the value of and rehabilitate houses.

Lease Option.  Our Lease Option advanced course is designed to teach students how to control an equitable interest in property without actually owning the property and how to create lease options on properties.  Students learn how to structure lease options and purchase options.  Other sessions include negotiating with prospective sellers and prospecting for tenants, buyers, and lessees.

Property Management & Cash Flow.  Our Property Management & Cash Flow advanced course teaches students how to manage their rental properties, including how to analyze monthly cash flows.  Students also learn how to earn income by managing the properties of others and how to find and retain tenants.  The course curriculum includes numerous approaches to resolving tenant-landlord problems such as delinquent rents, raising rents, and evicting tenants.  Students learn about the profit potential for acquiring student housing and rooming houses as well as learning how to find and rehabilitate distressed properties.  The program also teaches basic marketing techniques to increase profits.

Manufactured/Mobile Homes and RV Parks.  Our Manufactured/Mobile Homes & Recreational Vehicle Parks advanced course teaches students how to buy, sell, and rent mobile homes and parks, an often overlooked segment of the real estate market.  While mobile homes cost far less than frame constructed homes, they can yield a significant rate of return on investment.  Other subjects include developing and operating a mobile home park, expanding rental “pads” and lots to hold more units, obtaining standard and unconventional financings, estimating fix-up, improvement and moving costs, obtaining seller financing terms, and identifying attractive properties at foreclosures and repossessions.

Commercial Real Estate Investing.  Our Commercial Real Estate Investing advanced course highlights the fundamentals of analyzing, buying, managing, and disposing of commercial properties.  Students also learn how to establish relationships with lenders and government financing agencies.  This course, like many of our courses, teaches students how to rehabilitate properties and how to locate and pre-qualify tenants.  Our trainers also teach students about various leasing arrangements and describe forms used in commercial property management.

Keys to Creative Real Estate Financing.  Our Keys to Creative Real Estate Financing advanced course teaches students how to create and refinance mortgages and how to structure financings in light of prior credit problems.  Discussions also include determining home equity, engaging in real estate negotiations, and the use of hard-money lenders.

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

Rehabbing for Profits.  Our Rehabbing for Profits advanced course has been designed to not only teach students, but to show them how to quickly turn an “ugly house” investment into either a wholesaleable or rentable house with the least amount of effort and expense.  The class will teach students, step-by-step, how to inspect, evaluate, and estimate rehabilitation jobs so they can decide how much of the work to do themselves and how much to contract out.  Negotiating the best deals on materials is also discussed.

Land Investment and Development: Domestic.  During this advanced course, land investment and development students are presented with a powerful step-by-step system for locating and developing vacant land.  These strategies will take students from finding the right land through platting, permitting, and zoning, to selling their own developments.

Land Investment and Development: International.  Our Land Investment and Development: International advanced course in international land development and investment is offered in Costa Rica.  This program offers a curriculum that includes wealth building and investment opportunities overseas.  The training also addresses the benefits of establishing a business internationally, investing in foreign markets, and raising venture and working capital.

Asset Protection and Tax Relief.  Our Asset Protection and Tax Relief advanced course, taught by a third party group of attorneys, describes various legal entities used to hold property such as partnerships, corporations, and land and international trusts and the use of these entities to protect assets.  Students also learn how to minimize income tax and estate tax liabilities and to develop their own personal investment plans.

Discount Notes and Mortgages.  Our Discount Notes and Mortgages advanced training course teaches students how to broker and buy commercial paper at a discount.  Students learn how to locate funding sources for discounted notes and mortgages.  Trainers also teach students how to discount other sources of debt such as business leases, business notes, inheritances, lotteries, life insurance policies, and structured settlements.

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

Advanced Covered Calls.  Our Advanced Covered Calls course describes step-by-step how to create cash flow in trading options.  The course covers the basic terminology of a call, put, covered call, LEAPS, and spread trading.  The course offers long and short-term strategies for trading options.

Trading P.I.T. ™ Our Trading P.I.T. ™ advanced course describes the trading approaches of top money managers.  The course teaches students how to create an income stream using more conservative trading techniques and other strategies designed to limit risk while increasing the probability of profits.  Strategies covered include a number of trading approaches, such as bidirectional trading, hedged directional trading, nondirectional trading, floor-trading strategies, and capital preservation.  We teach students the skills to quickly scan the market, generate forecasts, and select strategies.

The Trading Room.™  The Trading Room™ advanced class provides a framework of discipline and strategy.  Students have the opportunity to develop a system that fits their personal trading style and objectives.  This course instructs students to identify trades, triggers, manage price action, and targets.

Advanced Technical Analysis.  As part of the Advanced Technical Analysis class, our students learn strategies that sharpen their trading skills.  The course breaks down the mystery of trading into a manageable study of price action, pivot points, price extensions, and average range.  Students learn high probability trading techniques for finding trade set-ups, triggers and targets.

Advanced P.I.T. ™ Our Advanced P.I.T. ™ course offers our students the opportunity to experience the market from the inside, directly from the floor of an organized exchange during a market visit followed by a simulated floor trading session after the market closes.  Instruction is provided by our options trainers.  Subjects include advanced spread trading strategies and portfolio repair.

H.I.T.S.  Our single stock futures advanced course addresses changes in rules regarding single stock futures.  We discuss tools associated with spread trading and leveraged trading.  Students are taught the framework of single stock futures, set-ups and strategies, and where single stock futures may fit into their diversified portfolios.

Mentoring Programs

We offer advanced training programs conducted by over 100 mentors, who work with students individually in “hands-on” training sessions.

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

Marketing

We create an awareness of and demand for our educational programs, products, and services through a mix of television advertising, print advertising, direct mail, email, attendance at trade shows, and Internet marketing.  We employ approximately 200 individuals trained to handle the needs of new students, to promote new products and services to existing and former students, and to respond to customer inquiries via phone, email, or the Internet.

Our marketing programs include:

•                  Television advertising, which is our primary means for promoting our educational courses.  We generally concentrate our television advertising in the cities where our courses are scheduled to be held.  Television advertising is often used in coordination with direct mail marketing and newspaper advertising in order to maximize sales efforts and create greater name recognition within the target population.

•                  Limited newsprint advertising, which we also purchase in markets where our training courses are scheduled to be held.

•                  Direct mail and email marketing, which we use in promoting our educational training courses and marketing new educational products, programs and services to our current and former students and to prospects whose names have been provided to us by third-party vendors.

•                  Internet marketing is primarily focused on Web sites of our respective brands.  The sites contain information about our products, programs and services, many of which may be purchased online.

•                  Cross promotional advertising campaigns, which we employ from time to time.

In the past, we entered into strategic alliances with promoters that market products and services other than ours to potential students in large and small venues.  These alliances allowed us an agreed upon amount of time at the programs to attract students for our introductory courses.  Our alliances were with unrelated third parties and created students for us with no requirement for us to expend funds on initial advertising or marketing.  Our strategic alliance partners receive from us a commission on any advanced course tuition we collect resulting from the access provided us to their students.  The amount of compensation these alliances receive varies depending on the quality of the student, the negotiated amounts with the strategic alliance partner, the costs associated with enrollment and the cost of delivery.

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

Competition

The post-secondary education training business is highly fragmented and intensely competitive.  In a broad sense, we compete with national and international post-secondary education companies, such as Apollo Group, Inc., ITT Education Services, Inc., DeVry, Inc., Corinthian Colleges, Inc., Strayer Education, Inc., and United Technical Institute, Inc., which offer technical and industrial training and career training.  We do not, however, compete with these or other companies that offer undergraduate or advanced degrees or continuing education programs.  More specifically, we compete with a number of smaller companies, such as INVESTools, Inc., Franklin Covey Company, Wizetrade™, Robbins Research International, and Dynetech Corporation, which offer training on specific business subjects including real estate and stock market investing.  Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of teachers and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process.

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

Intellectual property

We regard our educational materials and products, trademarks, service marks, trade dress, trade names and patents as proprietary and we rely primarily on federal statutory and common law protections to protect our interests in these materials.  While some of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third-party non-compete and confidentiality agreements and other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Employees

On March 31, 2007, we had 472 employees, plus 272 independent contractors who act as trainers, instructors, coaches and mentors.  Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory.  Our independent contractors are paid commissions based upon the tuition dollar value of courses selected by students at our free informational workshops and basic training sessions, or are paid fixed fees for teaching and mentoring advanced courses.  All independent contractors execute agreements with us which set forth commission structures and provide for confidentiality and covenants not to compete.

Government regulation

On November 14, 2006, we were notified by the SEC that it was conducting a formal, nonpublic investigation to determine whether we have complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market education programs, and, (ii) our acquisition of certain other companies.  To date, we have provided the Commission with the requested information and intend to continue to do so in the future.

On December 11, 2006, we received a subpoena requesting documents in connection with the commencement of a grand jury investigation by the United States Attorney for the Eastern District of Virginia.  The investigation is related to our marketing activities from January 1, 2002, to the present.  In December 2006, our Board of Directors has established a Special Committee of independent directors to investigate these activities, and the Special Committee engaged the law firm of WilmerHale to assist with this investigation.

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

In addition, the Florida Attorney General’s office inquired on July 6, 2005, about approximately 55 complaints related to certain student transactions by and between our students and Gulfstream Development Group, LLC (“Gulfstream”), a company in which our Chairman and Chief Executive Officer has an interest.  The complaints have resulted in the commencement of a lawsuit by Glenn Acciard, et al. naming Gulfstream and, among others, Russell A. Whitney, individually, John Kane, individually, and Whitney Education Group, Inc., a wholly owned subsidiary, as defendants.

The Indiana Attorney General filed a lawsuit against us in March 2005 alleging that our operations fall within certain business opportunity regulations and that we failed to register accordingly.  We believe the lawsuit has no merit and are aggressively defending the action.

In August 2005 and February 2006, we received subpoenas from the Wisconsin Department of Agriculture, Trade and Consumer Protection and the Kansas Attorney General, respectively, requesting information about our advertising and student testimonials.  We believe these are routine inquiries and expect no further action.

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

•                  Whitney Leadership Group, Inc. formerly held all of the copyright and intellectual property rights associated with our educational materials and licensed these rights for payments.

•                  Whitney Development Limited.

•                  Mortgage Reduction System Equity Corp. manages the processing of the payments of homeowners that purchase a program we offer that allows for them to pay their mortgages every two weeks instead of monthly.

•                   EduTrades, Inc. provides financial markets education courses.

•                   Rich Dad Education, LLC a 51% owned subsidiary, provides education under Rich Dad® Education in the United States.

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

The investigation by the United States Department of Justice for the Eastern District of Virginia in connection with certain of our marketing activities could result in fines or penalties that could have an adverse affect on us.

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

We will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on that assessment and the effectiveness of those controls, subject to the requirements of Section 404 of the  Sarbanes-Oxley Act of 2002 . We will be subject to Section 404 requirements at the end of our fiscal year ending December 31, 2007.  This will require us to develop, fund and staff a department to document and test the design and effectiveness of our internal controls.

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

Our Chairman and Chief Executive Officer, Russell A. Whitney and Ingrid Whitney, also an employee, beneficially own approximately 44% of our outstanding common stock, which means they have the ability to significantly influence any matter requiring stockholder approval or prevent a change of control in our Company.

Russell A. Whitney, our Chairman and Chief Executive Officer, and Ingrid Whitney, also an employee, beneficially own approximately 44% of our outstanding common stock.  As such, the Whitneys can significantly influence any matter requiring the vote of our stockholders, including the election of directors.  The Whitneys could, with a relatively small number of other stockholders, vote to approve a transaction that may not be in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders.  Moreover, the Whitneys’ stock ownership may prevent a third party from acquiring a controlling position in our common stock because in many instances, a third party desiring to purchase a controlling position in a public company is willing to pay a premium to the market price.  The Whitneys’ stock ownership would likely prevent such an event from occurring.

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

We currently own our European headquarters in London, England.  However, we negotiated to sell this building for approximately £1.9 million.  We intend to lease office space of approximately 2,727 square feet.  We expect the sale of the building and the execution of the lease to be completed in the second quarter of 2007.

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

Related party leases

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway (“1611 Cape Coral Parkway”), approximately 9,000 square feet of space at 1625 East Cape Coral Parkway (“1625 Cape Coral Parkway”) which is used for offices and shipping and 4,802 square feet at 1630 Southeast 47th Terrace, which we use as a training facility, all in Cape Coral, Florida, from Cape Promenade Trust, which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney  and Ingrid Whitney.

The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913 and $7,238 respectively.  We are on a month-to-month basis with respect to the 1611 Cape

Coral Parkway and 1630 Southeast 47th Terrace leases that expired in March 2006.  We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

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

As previously disclosed, on January 30, 2007, we were served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo.  The complaint was filed on December 28, 2006, in the United States District Court in the Middle District of Florida accusing us of securities violations.  The plaintiffs seek damages for violations of federal securities laws on behalf of all investors who acquired Whitney stock from November 18, 2003, through and including December 15, 2006 (the “Class Period”).  We will vigorously defend ourselves in this action, but our operating results may be adversely impacted by the outcome of this lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Restated)

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board under the trading symbol “RUSS” since August 1998.  The high and low sales prices of our common stock for the last two years, by calendar quarter, are set forth below.  These quotations reflect interdealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High	Low
Year ended December 31, 2006
Fourth Quarter	$10.00	$3.10
Third Quarter	10.20	7.65
Second Quarter	11.26	7.60
First Quarter	11.25	7.10

Year ended December 31, 2005
Fourth Quarter	$10.05	$4.50
Third Quarter	5.10	2.80
Second Quarter	4.74	1.20
First Quarter	2.38	0.85

As of March 31, 2007, the closing price of our common stock as reported on the NASD Over-the Counter Bulletin Board was $3.50.  According to the records of our transfer agent, there were 151 shareholders of record of the Company’s common stock at March 31, 2007.  Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDEND POLICY

During our two most recent fiscal years, we authorized one cash dividend of $1.00 per share to the holders of record on September 15, 2006, and paid on October 2, 2006, on our common stock.  This was deemed a return of capital for income tax purposes.  We do not have any plans to pay dividends in the future.

Five year performance graph: 2002-2006

The following graph shows a comparison of cumulative total returns for an investment in the common stock of Whitney Information Network, Inc., the Russell 2000 Microcap® Index and a self-determined peer group of public companies within the education industry.  The peer group of companies includes the following six education companies: Bright Horizons Family Solutions, Inc., Corinthian Colleges, Inc., eCollege.com, Franklin Covey Company, INVESTools, Inc., and Strayer Education, Inc.

The annual changes for the five year period shown in the graph on this page are based on the assumption that $100 had been invested in Whitney Information Network, Inc. stock, the Russell Microcap® Index, and the self-determined peer group previously described, on December 31, 2001.  In addition, it is assumed the self-determined peer group and Whitney Information Network, Inc. reinvest its dividends.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2006.

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Comparison of five year cumulative total return
Whitney Information Network, Inc., Russell Microcap® Index and a self-
determined peer group

Recent Sales of Unregistered Securities

During the last three years, we have not sold any securities which were not registered under the Securities Act, except:

1.   In December 2005, we sold 1,750,000 shares and 875,000 warrants and Russell A. Whitney, our former Chairman and Chief Executive Officer, sold 1,250,000 shares and 625,000 warrants to 17 accredited investors.  The securities were issued in units consisting of one share and one-half warrant for $4.50 per unit.  We also issued a unit purchase warrant to Noble International Investments, Inc. to purchase up to 300,000 units at $4.50 per unit as part of its compensation for acting as our placement agent in the offering, each unit consisting of one share of common stock and one warrant to purchase one half share of common stock.  We sold these units to the investors in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated thereunder.  No advertising or general solicitation was employed in offering the securities.  The securities were restricted pursuant to legend printed on each certificate.  The purchasers were all accredited investors, capable of analyzing the merits and risks of the investment, who acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and understood the speculative nature of the investment.

We registered the securities underlying the units for resale in a registration statement on Form S-1, which was declared effective by the SEC on November 13, 2006.  In May 2007, we advised the selling shareholders not to sell under the registration statement because there were pending corporate developments which would require an amendment to the registration statement.  The Company also advised the selling shareholders that the time period for maintaining the effectiveness of the registration statement had expired, so the Company did not plan on filing a supplement or amendment to the registration statement and would withdraw from registration all shares that have not been sold.

2.   In September 2006, we received $3,145,851 of cash proceeds from holders who exercised the following outstanding warrants and stock options:

Form of security	Description	Number of holders	Number of common shares	Exercise price per share	Proceeds
Warrants	PIPE warrants	11	484,743	$ 4.50 to $6.00	$2,665,602
Options	1998 Stock Option Plan	5	217,900	$ 1.81 to $5.60	480,249
Total		16	702,643		$3,145,851

Proceeds from the sale of warrants by Russell A. Whitney, our former Chairman and Chief Executive Officer and subsequently exercised by three holders totaled 375,000 shares of common stock with proceeds amounting to $2,250,000.  These proceeds were received by Mr. Whitney in October 2006.

We paid no incremental placement fees in connection with the warrants or options.  We expect to use the cash proceeds from the warrant and option exercises for working capital.

With respect to common stock issued from the exercise of the options and warrants we relied on Section 4(2) of the Securities Act.  The option holders and warrant holders are knowledgeable, sophisticated and had access to information about us and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities.  We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 6.  SELECTED FINANCIAL DATA (Restated)

The selected financial data presented below are derived from our restated Consolidated Financial Statements at and for each of the five years in the period ended December 31, 2006, and includes adjustments discussed in Note 1 of our Consolidated Financial Statements contained in Item 8 of this Form 10-K/A.

All financial information, except per share data, is expressed in thousands.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(restated)	(restated)	(restated)	(restated)	(restated)
Statement of Operations data:
Revenue	$224,654	$163,107	$136,259	$89,805	$51,178
Earnings (loss) from operations	8,181	(8,586)	(32,691)	(7,657)	(2,661)
Net earnings (loss)	$2,301	$4,195	$(31,866)	$(7,369)	$(2,392)
Diluted earnings (loss) per share	$0.20	$0.45	$(3.71)	$(0.90)	$(0.30)
Statement of Cash Flows data:
Cash provided by operations	$20,388	$20,489	$153	$11,275	$9,723
Cash (used in) provided by investing activities	(4,385)	8,407	(9,872)	(5,842)	(5,647)
Cash (used in) provided by financing activities	(15,155)	(580)	1,102	(1,834)	(743)
Increase (decrease) in cash and cash equivalents	$338	$28,216	$(8,562)	$3,008	$3,332
Cash dividends per share	$1.00	—	—	—	—

	Years ended December 31,
	2006	2005	2004	2003	2002
	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
Statement of Operations data:
Revenue	$224,654	$163,107	$136,259	$89,805	$51,178
Earnings (loss) from operations	7,690	(9,161)	(32,845)	(7,476)	(2,486)
Net earnings (loss)	$1,755	$3,850	$(31,963)	$(7,325)	$(2,216)
Diluted earnings (loss) per share	$0.15	$0.41	$(3.72)	$(0.89)	$(0.28)
Statement of Cash Flows data:
Cash provided by operations	$20,019	$17,022	$600	$10,732	$7,873
Cash (used in) provided by investing activities	(4,426)	8,640	(10,604)	(7,732)	(4,907)
Cash (used in) provided by financing activities	(14,102)	3,015	1,387	599	367
Increase (decrease) in cash and cash equivalents	$937	$28,577	$(8,562)	$3,008	$3,333
Cash dividends per share	$1.00	—	—	—	—

Other operating data:

As used in the following operating data and our reconciliation, we define EBITDA as net earnings (loss) before income taxes plus interest expense, depreciation and amortization expense, as well as impairment of assets, special items (including the costs associated with the SEC and the Department of Justice investigations, the expense associated with the liquidated damages provision in the registration rights agreement and write-off of stock registration costs as a result of the withdrawal of the EduTrades, Inc. Registration Statement), the stock portion of a gift to the widow of our former President and Chief Operating Officer, interest and non-operating income, stock option and warrant compensation expense, minority interest and equity earnings in related parties and gain from the sale of assets.  We refer to “Adjusted EBITDA” to mean EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses.  Adjusted EBITDA is not a financial performance measurement under generally accepted accounting principles.

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

The vast majority of our costs to acquire the student have been expended before a student attends any basic or advanced training.  These costs included media, travel, facilities, and instructor fees for the introductory workshops and are expensed when incurred.  However, the tuition paid at registration is deferred until the course is attended by the student, the student has received the course content in an electronic format, or the contract expires, at which time the revenue is deemed earned.  Thus, reporting under generally accepted accounting principles in the United States of America (U.S. GAAP) creates significant timing differences with respect to revenue and expenses, both in our Consolidated Statement of Cash Flows and Consolidated Statement of Operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason, we believe Adjusted EBITDA is an important non U.S. GAAP financial measure.

Adjusted EBITDA has material limitations and should not be considered as an alternative to net earnings (loss), cash flows provided by operations, investing or financing activities or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity.  Items excluded from Adjusted EBITDA are significant components in understanding our financial performance.  Because Adjusted EBITDA is not a measurement determined in accordance with U.S. GAAP and is subject to varying calculations, Adjusted EBITDA as presented may not be comparable to other similar titled measures of performance used by other companies.

The table below is a reconciliation of the Company’s net earnings (loss) to EBITDA and Adjusted EBITDA for the periods set forth.  All financial information is expressed in thousands.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(restated)	(restated)	(restated)	(restated)	(restated)

Net earnings (loss)	$2,301	$4,195	$(31,866)	$(7,369)	$(2,392)
Impairment of assets	3,590	—	—	—	—
Special items	2,330	200	—	—	—
Other expense (income)	79	(1,611)	(830)	(291)	(442)
Interest (income) expense, net	(1,876)	28	436	3	71
Income tax provision (benefit)	7,706	(6,757)	—	—	—
Stock gift	937	—	—	—	—
Stock-based compensation expense	881	—	—	—	448
Depreciation and amortization	1,253	1,481	932	1,126	772
Minority interest and equity earnings	45	2,138	(182)	—	(102)
Gain on sale of assets	(74)	(6,579)	(249)	—	—

EBITDA	17,172	(6,905)	(31,759)	(6,531)	(1,645)

Net change in deferred revenue	(1,594)	33,289	27,828	19,468	11,581
Net change in deferred course costs	(230)	(2,602)	(3,546)	(3,339)	(1,791)
Adjusted EBITDA	$15,348	$23,782	$(7,477)	$9,598	$8,145

Adjusted EBITDA as a percentage of cash received from course and product sales	6.9%	12.1%	(4.6)%	8.8%	13.0%

	Years ended December 31,
	2006	2005	2004	2003	2002
	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)

Net earnings (loss)	$1,755	$3,850	$(31,963)	$(7,325)	$(2,216)
Impairment of assets	3,668	—	—	—	—
Special items	2,330	—	—	—	—
Other expense (income)	162	(1,801)	(892)	(154)	(81)
Interest (income) expense, net	(1,876)	28	499	3	(86)
Income tax expense (benefit)	7,678	(6,798)	—	—	—
Stock gift	937	—	—	—	—
Stock-based compensation expense	881	—	—	—	—
Depreciation and amortization	1,774	1,856	1,610	950	598
Minority interest and equity earnings	45	2,138	(182)	—	(102)
Gain on sale of assets	(74)	(6,579)	(305)	—	—

EBITDA	17,280	(7,306)	(31,233)	(6,526)	(1,887)

Net change in deferred revenue	(1,593)	33,288	27,828	19,468	11,581
Net change in deferred course costs	(67)	(2,602)	(3,546)	(3,339)	(1,791)
Adjusted EBITDA	$15,620	$23,380	$(6,951)	$9,603	$7,903

Adjusted EBITDA as a percentage of cash received from course and product sales	7.0%	11.9%	(4.2)%	8.8%	12.6%

All financial information, except per share amounts, is expressed in thousands.  Amounts in the table were not affected by the restatement.

	Years ended December 31,
	2006	2005	2004	2003	2002

Cash received from course and product sales	$223,060	$196,396	$164,087	$109,273	$62,759
Net change in deferred revenue	1,594	(33,289)	(27,828)	(19,468)	(11,581)
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	$89,805	$51,178

Consolidated Balance Sheets data:

	December 31,
	2006	2005	2004	2003	2002
	(restated)	(restated)	(restated)	(restated)	(restated)
Total assets	$91,687	$98,233	$55,673	$51,202	$28,098
Long term debt	6,154	3,374	12,313	6,239	1,709
Stockholders’ deficit	(48,856)	(44,825)	(56,244)	(24,711)	(13,040)
Book value per share deficit	$(4.16)	$(4.29)	$(6.53)	$(2.89)	$(1.61)
Shares outstanding	11,739	10,456	8,618	8,548	8,097

	December 31,
	2006	2005	2004	2003	2002
	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
Total assets	$95,120	$102,203	$60,028	$55,552	$28,272
Long term debt	6,154	3,374	12,312	10,953	1,650
Stockholders’ deficit	(45,062)	(40,486)	(51,560)	(19,930)	(12,865)
Book value per share deficit	$(3.84)	$(3.87)	$(5.98)	$(2.33)	$(1.59)
Shares outstanding	11,739	10,456	8,618	8,548	8,097

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

The information below reflects the impact of the restatement on our financial results which is more fully described in Item 8 — Financial Statements and Supplementary Data and Note 1 — Restatement of our Consolidated Financial Statements in this Form 10-K/A.

The following discussion of our consolidated financial condition and results of operations for the periods indicated should be read in conjunction with our Consolidated Financial Statements, related notes and the other financial data included elsewhere in this document.  The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations.  Factors that might cause such differences include those described under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this document.

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Form 10-K/A and in Item 8 — Financial Statements and Supplementary Data, Note 1 — Restatement in our Consolidated Financial Statements, we are amending and restating our Consolidated Financial Statements and other financial information for the years 2006, 2005, and 2004, and financial information for the years 2003 and 2002, and for each of the quarters in the years 2005 and 2006.  This restatement corrects errors relating to: (i) disclosures of related party transactions, (ii) the method and disclosure of certain acquisitions, and (iii) depreciable lives of intangible assets and property, plant and equipment.  The restatement also includes certain other corrections and conforming changes and restatement had minimal effect on the Company’s cash flows, liquidity or our financial position for the respective restated periods.

Executive Overview

In the United States, the United Kingdom, Canada, and Costa Rica, we offer post-secondary nonaccredited introductory workshops, primary and advanced courses and training in two primary fields of study:

•                  Real estate education

•                  Financial markets education

Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long-term value.  Our brand portfolio includes:

•                  For real estate investment workshops and introductory courses:

•                  Russ Whitney’s Building Wealth™

•                  Teach Me Foreclosure™ & Real Estate Investing

•                  Rich Dad® Education

•                  Private label brands:

•                  M2 Advantage®

•                  Real Estate Success System

•                  For financial markets investment workshops and introductory courses:

•                  Teach Me to Trade®

•                  Private label brand:

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

We are aware of other macroeconomic trends including changes in the real estate markets, financial markets, overall employment, early retirement, and consumer confidence that may impact overall demand.  We believe we can adapt our curriculum development and marketing message accordingly to changing trends.  Moreover, we are also cognizant that we compete in an area where the barriers to entry are low with respect to content development; however, access to students and the fulfillment of courses requires substantial cash outflow before cash inflow is realized in the form of tuition.

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

The review consisted of:

•                  Assessing the current state, outlook, and trends for the post-secondary education market with an emphasis in real estate and financial markets education for the individual investor

•                  Dimensionalizing the market potential and our business model

•                  Supporting our brand positioning, our competitive strengths, and overall business case to warrant investment outside North America, through:

•                  Clarifying the positioning of the respective brands in our portfolio

•                  Identifying core competencies

•                  Articulating competitive strengths and weaknesses

•                  Benchmarking operating metrics to industry norms and selected competitors

•                  Evaluating our financial capabilities and opportunities

•                  Reviewing other points of differentiation

•                  Articulating our international five year strategic, development, and economic plans

•                  Prioritizing our initiatives over the near term and developing a tactical plan

As a result of our review, we concluded that the United Kingdom and Canadian markets would support expansion of two of our brands, Teach Me to Trade® and Rich Dad® Education.  These brands will be brought to Canada and the United Kingdom in the next eighteen months, with potential expansion to the European continent in the next 18 to 24 months.

Over the past five years, revenue has grown at a compounded annual growth rate of 40.3%.  Our operating expenses (including impairment of assets and special items) grew at a 39.9% compounded annual growth rate during the same period.  Our Adjusted EBITDA for the same five year period grew at a 40.4% compounded annual growth rate.  Through continued leveraging of our fixed costs, improving our overall marketing efficiency and course delivery, and prudently increasing our prices, we endeavor to grow revenue at a faster rate than the growth of operating expenses.

Our operating results expressed as a percentage of revenue is presented in the table below:

	Restated
	Years ended December 31,
	2006	2005	2004	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct course expenses	49.6	58.6	67.3	57.8	50.6
Advertising and sales expense	28.7	30.6	36.5	33.5	27.2
General and administrative expense	15.4	15.9	20.2	17.3	27.4
Impairment of assets	1.6	—	—	—	—
Special items	1.0	0.1	—	—	—
	96.3	105.2	124.0	108.6	105.2
Earnings (loss) from operations	3.7	(5.2)	(24.0)	(8.6)	(5.2)
Other income:
Other (loss) income	—	1.0	0.6	0.4	0.8
Interest income (expense), net	0.8	—	(0.3)	—	(0.1)
Equity (loss) earnings from related parties	—	(0.1)	0.1	—	(0.2)
Gain on sale of assets	—	4.0	0.2	—	—
	0.8	4.9	0.6	0.4	0.5
Earnings (loss) before income taxes	4.5	(0.3)	(23.4)	(8.2)	(4.7)
Minority interest	—	(1.2)	—	—	—
Income tax (provision) benefit	(3.5)	4.1	—	—	—

Net earnings (loss)	1.0%	2.6%	(23.4)%	(8.2)%	(4.7)%

Our cost structure is particularly sensitive to increasing television advertising and production costs and travel related expenses.  However, a very meaningful part of our cost structure is variable in nature, such as instructor, field representatives and outreach related costs which are primarily a function of sales realized.

We obtain the majority of our students through free introductory workshops.  These introductory workshops are established in various metropolitan areas in the United States, the United Kingdom and Canada.  Prior to the actual workshop, we expend a significant amount of money in the form of advertising through various media channels.  The following table represents the expense categories that comprise advertising and sales expense for the three years in the period ended December 31, 2006, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Years ended December 31,
Expense category	2006		2005		2004
	(restated)
Television expense	$37,754	58.7%	$33,179	66.6%	$31,660	63.8%
Direct mail expense	6,580	10.2	5,041	10.1	6,938	14.0
Newspaper expense	2,492	3.9	3,345	6.7	3,030	6.1
Internet expense	3,198	5.0	10	—	466	0.9
Radio expense	157	0.2	—	—	860	1.7
Media spending	50,181	78.0	41,575	83.4	42,954	86.5
Outreach sales commissions	14,188	22.0	8,264	16.6	6,710	13.5
Advertising and sales expense	$64,369	100.0%	$49,839	100.0%	$49,664	100.0%

Our advertising and sales expense represented approximately 28.7% of our revenue in 2006.  Overall advertising and sales expense over the past five years increased at a 41.0% compound annual growth rate as compared to a 40.3% compound annual growth rate for revenue over the same five year period.

Approximately 27.9% of those students attending the introductory workshops purchase one or more of our courses.  For advanced courses, the student pays the tuition at the time of registering for the course or program.  As reflected in the following chart, cash sales from course and product sales differ from the revenue reported for financial statement purposes (in thousands):

	Years ended December 31,
	2006	2005	2004	2003	2002

Cash received from course and product sales	$223,060	$196,396	$164,087	$109,273	$62,759
Less: Net change in deferred revenue	1,594	(33,289)	(27,828)	(19,468)	(11,581)
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	$89,805	$51,178

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

	Years ended December 31,
	2006	2005	2004	2003	2002

Deferred revenue	$115,408	$117,002	$83,713	$55,885	$36,417
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	$89,805	$51,178
Deferred revenue as a percentage of revenue	51.4%	71.7%	61.4%	62.2%	71.2%

The vast majority of our costs to acquire the student are expended up to the point of registration, such as media, travel, facilities, and instructor fees for the introductory workshops; these costs are expensed when incurred.  However, the tuition paid at registration is deferred until the course is attended or received in electronic format by the student, at which time the revenue is deemed earned.  If the student does not attend the course, we recognize the revenue based upon the likelihood of the attendance by the student is remote (course breakage), which is based upon the historical percentage of students who never attended a course subsequent to expiration and the highest number of days in which 95% of those students who attended a course subsequent to expiry.  Thus, reporting under generally accepted accounting principles in the United States of America (U.S. GAAP) creates significant timing differences with respect to revenue and expenses, both in the form of cash flows and in the form of our Consolidated Statement of Operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason, we believe Adjusted EBITDA is an important non-GAAP operating metric.

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

Approximately 67% of all equity investors are between the ages of 35 and 64, with a median and mean age of 51 years of age, the peak earning and investing years, according to the Securities Industry Association/Investment Company Institute survey.  According to the U.S. Census Bureau and the same survey, of the 91.1 million individuals, or approximately one-third of all Americans, who own equities:

•                  The median household income is $65,000;

•                  The median financial household assets are $125,000;

•                  70% are married;

•                  56% are college graduates; and

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

Our financial markets education segment has become a growing part of our business, as reflected in the following table:

	Years ended December 31,
As a percentage of total revenue	2006	2005	2004

Real estate education (domestic and international)	49.9%	71.4%	76.0%
Financial markets education	50.1	28.6	24.0
	100.0%	100.0%	100.0%

Non-core investments (restated)

As of December 31, 2006, we had investments in several Costa Rica and Panamanian entities.  In addition, two of our former executives, including the Company’s former Chairman and Chief Executive Officer, Russell A. Whitney, and the former Co-President and Chief Operating Officer, Ronald Simon, had individual interests in some of these entities.

The ownership interests in the entities as of December 31, 2006, are presented in the following table:

		As of December 31, 2006
Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loan
				($000’s)
Rancho Monterey, S.A.(a)	Raw land sales	Equity	30.0%	$371.2
Monterey del Este, S.A.(a)	Raw land sales	Equity	8.0%	312.7
MDM/MTO (b)	Hotel / land concession	Equity	48.0%	1,617.3
Monterey Management, S.A (c)	Management services	N/A	0.0%	321.1
Beautiful Hill, S.A. (a)(d)	Conference center	Consolidation	100.0%	757.3
Total				$3,379.6

N/A –    Not applicable

(a)           The entities were sold in January 2008.

(b)           The full entity names are Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”).  We own a 20% interest in this entity; however, we hold a 48.0% voting interest in MDM/MTO.

(c)           The owner of record of Monterey Management S.A. is Ms. Jimenez, an independent contractor for the Company.  In 2006, we advanced $300,000 in working capital funds to this entity.  This amount was subsequently paid in full during May 2008.  We do not have any ownership in this entity.

(d)           The historical cost and related depreciation for the conference center are reflected in “property and equipment” on our Consolidated Balance Sheets.

Our investments in Rancho Monterey, S.A., Monterey del Este, S.A. and MDM/MTO are accounted for in our Consolidated Financial Statements under the equity method of accounting.  Our investment in Beautiful Hill is consolidated in our Consolidated Financial Statements.  For the years ended December 31, 2006, 2005, and 2004, under the equity method of accounting, we recorded our share of the loss related to our direct interests in these entities of approximately $100,000, $200,000 and zero, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A., which owns a one-third interest in Monterey Group, S.A., whose only asset is two and one-half acres of beachfront land adjacent to Monterey del Mar, S.A., our hotel property.  Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results.  Therefore, we do not record an equity interest related to these entities.

SCB Building

In 2003, we acquired a 50% equity interest in SCB Building, LLC (“SCB”), whose main asset was an office building in Orlando, Florida.  The other 50% member had a $2.0 million minority interest in SCB, which was contributed in the form of a $4.0 million building subject to a $2.0 million mortgage.  Subsequent improvements of approximately $9.6 million were made to the building and were financed primarily by long-term debt.  As the guarantor of the debt of SCB, the financial statements and results from operations are consolidated in the accompanying consolidated financial statements with a provision for minority interest of the other 50% owner.  In March 2006, we acquired the remaining 50% of SCB Building LLC through the issuance of $3.6 million of long-term debt.  The remaining asset of the SCB Building, LLC is a note receivable, resulting from the sale of the building, which is included in our consolidated balance sheets.

Southwest Florida Investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida.  We do not intend to keep our interest as a long-term holding and will divest this investment at the appropriate time.  The investment entity has no ongoing activity other than minimal costs of carrying the land.  We recorded our share of these costs, which were insignificant, in 2006, 2005 and 2004, under the equity method of accounting.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our consolidated financial statements and accompanying.

Revenue recognition policy

We recognize revenue in accordance with Staff Accounting Bulletin, No. 104, “Revenue Recognition,” (“SAB No. 104”) and Emerging Issues Tasks Force No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”).  We recognize revenue when : (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.  For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  In accordance with EITF No. 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis: (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery of any undelivered item is probable.  The fair value of each element is generally determined by prices charged when sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro-rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangements.  The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.  If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used.  Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practice for the Company’s existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars (camps)	Deferred and recognized as the seminar or camp is provided
Home Study (DVDs)	Recognized upon delivery to customer
Online courses	Deferred and recognized as service is delivered
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

In the normal course of business we recognize revenue based on the students attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials.

When the likelihood of attendance by the student is remote, course breakage is calculated on the historical percentage of (i) students who never attended a course, (ii) those students who never attended a course subsequent to expiration; and (iii) the highest number of days in which 95% of students who attended our courses did so subsequent to expiration.

We determine our course breakage rate based upon estimates developed from historical student attendance patterns.  Typically we use a three year period to estimate the student’s attendance patterns.  Based on the historical information, we are able to determine the likelihood of an expired course remaining unattended.  We have determined that the company does not have a legal obligation to remit the value of expired courses to the relevant taxing jurisdictions.

To the extent new lines of business do not have adequate historical data, subsequent to course expiration, we recognize revenue based upon course attendance.  Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration will we apply course breakage based on the methodology described above.

Deferred revenue occurs from seminars, on-line courses, coaching sessions and website subscriptions and renewals when payment is received before the service has been performed.  Deferred revenue is recognized into revenue over the period that the services are performed.

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

Deferred expenses

Certain direct course expenses are deferred until such time as the course is conducted and the related revenue is earned.

Long-lived assets and intangibles

Periodically, we review our long-lived assets for impairment.  We record an impairment loss when the indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets’ carrying value.  We evaluate the remaining life and recoverability of long-lived assets, including patents and trademarks, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  At such time, we estimate the future cash flows expected from the use of the assets and their eventual dispositions and if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions including current and projected level of income, business trends, prospects and market conditions, our estimates of cash flows to be generated from our operations could change materially, resulting in the need to record additional impairment charges.  As a result of our analysis for the years ended December 31, 2006, 2005, and 2004, we recorded an impairment of $3.6 million for 2006 and zero for each of the years ended 2005 and 2004.

Stock-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (R), “Share-based Payment,” (“SFAS No. 123(R)”) using the modified prospective approach.  Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R).  We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 25% upon grant and 25% per year over the next three years or immediately.

Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.  The fair value of share-based payment awards is estimated using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of our stock.  We use historical data to estimate option exercise and employee terminations.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the expected life of the options is based on the U.S. Treasury risk free rate.

Prior to the adoption of SFAS No. 123 (R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

Income taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”).  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets.  At December 31, 2006, a valuation allowance reduced net tax assets to zero.

Accounting for litigation and settlements

We are involved in various legal proceedings.  Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and the possibility of governmental intervention.  Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate.  While certain of these matters involve substantial amounts, management believes, based on available information, that the ultimate resolution of such legal proceedings will not have a material adverse effect on our financial condition or results of operations.

The critical accounting policies discussed above are not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Year Ended December 31, 2006, compared to Year Ended December 31, 2005

Revenue

Our revenue for the year ended December 31, 2006, amounted to $224.7 million, an increase of $61.6 million or 37.7% over $163.1 million for the year ended December 31, 2005 (in thousands):

	Years ended December 31,
	2006	2005	Change

Cash received from course and product sales:

Basic training sessions	$22,677	$25,017	(9.4)%
Advanced courses	176,740	152,423	16.0
Product sales	14,089	12,317	14.4
Other	9,554	6,639	43.9
Total cash received from course and product sales	223,060	196,396	13.6
Net change in deferred revenue	1,594	(33,289)	(104.8)
Revenue for financial reporting purposes	$224,654	$163,107	37.7%

Our advanced courses represent 79.2% of cash received from course and product sales in 2006, an improvement of 1.6% over 2005.  The growth in advanced course sales via outreach programs more than offset the decline realized in basic training sessions.  Cash received via outreach (telemarketing) programs from course and product sales in 2006 increased 47.8% to $59.7 million when compared to $40.4 million in 2005.  Cash received via outreach programs from course and product sales are included in advanced course sales.  We decided to reduce the tuition prices for the basic training sessions in 2005 to provide the opportunity for more students to benefit from our offerings and allow them to be exposed to our advanced courses.  Our advanced course tuition pricing increased mid-first quarter of 2005 by 10.2% weighted average on an annualized basis.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Years ended December 31,
	2006	2005	Change
Number of courses
Free introductory workshops	5,205	4,744	9.7%
Basic training sessions	1,070	939	14.0
Advanced live courses	611	651	(6.1)
Advanced electronic courses	166	162	2.5
	7,052	6,496	8.6%
Number of attending students
Basic training sessions	59,244	53,742	10.2%
Advanced live courses	16,216	13,837	17.2
Advanced electronic courses	8,224	5,133	60.2

	83,684	72,712	15.1%
Average students per paid course
Basic training sessions	55.4	57.2	(3.3)%
Advanced live courses	26.5	21.3	24.4
Average students per paid course	44.9	42.5	5.6%

Our financial markets education segment’s cash received from courses and product grew to $112.6 million, a $36.9 million increase, or 48.7%, over the $75.7 million received during 2005.  The domestic real estate education segment decreased $9.4 million, or 8.6%, to $100.2 million when compared to 2005.  Our international segment’s cash received from product and course sales decreased by $0.8 million, or 7.2%, to $10.3 million when compared to 2005.

We experienced a 10.0% decrease in the number of overall registrations to our free introductory workshops in 2006 compared to the same period in 2005.

On a brand level, domestic brands had a mixed performance in the year ended December 31, 2006, over the same period in 2005.  Leading the way was Teach Me To Trade® with a 65.7% increase in cash received from course and product sales over the same period in 2005, while our most mature brands, Russ Whitney®’s Building WealthTM and Cash Flow Generator® declined 17.0% and 21.5%, respectively, over the same timeframe reflecting in part, the macroeconomic implication of a declining real estate industry.  Cash received from our international brands for course and product sales declined 7.2% over the comparable period in 2005.  Our United Kingdom business was the leading contributor to the decline.

Prospective students registering for our free introductory workshops via our branded websites improved 3.3% for the year ended December 31, 2006, when compared to the comparable 2005 period.  We introduced on-line advertising in 2006.  This category sourced 1.9% of the prospective students in its first year.  However, we saw a decline in response in our newspaper effort in the year ended December 31, 2006, as compared to the same period in 2005.  The following chart reflects the media source by which prospective students accessed our free introductory workshops:

	Years ended December 31,
	2006	2005

Television	64.9%	69.7%
Direct mail	11.8	11.4
Newspaper	2.6	3.8
Website	18.4	15.1
Online advertising	1.9	—
Other	0.4	—
	100.0%	100.0%

Revenue recognized from course breakage was $55.4 million in the year ended December 31, 2006, compared to $16.6 million in the year ended December 31, 2005, an increase of $38.8 million.  The large increase is the result of the initial application of course breakage, in the fourth quarter of 2006, related to the period from the fourth quarter of 2003 to the fourth quarter of 2005 in our financial markets education segment and United Kingdom business, which totaled $21.8 million.  Revenue from course breakage was 24.7% and 10.2% of total revenue for the years ended December 31, 2006 and 2005, respectively.

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

In the year ended December 31, 2006, direct course expenses increased $15.8 million to $111.5 million, or 16.5% and an increase from $95.7 million in the same period of 2005.  As a percentage of revenue, direct course expenses improved 9.0 percentage points (pp) from 58.6% in the year ended December 31, 2005, to 49.6% in the same period in 2006.  The decline as a percentage of revenue was aided by the significant increase in revenue related to course breakage when compared to 2005.  The components of direct course expenses as a percentage of revenue changed as follows:

	Margin change 2006 vs. 2005
	Increase (Decrease)
Decrease in event expense as a percentage of revenue	(5.9	)pp
Decrease in commissions as a percentage of revenue	(2.3)
Decrease in product cost as a percentage of revenue	(0.8)
	(9.0	)pp

Advertising and sales expense

Advertising and sales expense as a category consists of two components:

•                  Purchased media to generate registrations to our free introductory workshops, and

•                  Costs associated with supporting student recruitment.

Advertising and sales expense for 2006 amounted to $64.4 million, an increase of 29.3%, or $14.6 million, compared to $49.8 million in 2005.  Advertising and sales expense in the 2006 period was 28.7% of revenue, as compared to 30.6% of revenue for the comparable period in 2005.  The decline as a percentage of revenue was supported by the significant increase in revenue related to course breakage when compared to 2005.  The following chart illustrates this change of 1.9 percentage points (pp):

	Margin change 2006 vs. 2005
	Increase (Decrease)
Decrease in creative expense for new commercials as a percentage of revenue	(3.0	)pp
Increase in sales mix from outreach (telemarketing) programs	1.1
	(1.9	)pp

Our media spending increased by 20.7% in the year ended December 31, 2006, over the same period in 2005.  We also shifted some of our media spending from television and newspaper to Internet advertising during the past year, as reflected in the following media spending as a percentage of total media spending:

	Years ended December 31,
	2006	2005

Television	75.2%	79.8%
Direct mail	13.1	12.1
Newspaper	5.0	8.0
Website and other	6.7	0.1
	100.0%	100.0%

Our increase in sales commissions was a result of an access mix shift to outbound sales, which saw a 47.6% increase in cash received from course and product sales over the same period in 2005.  In 2006 and 2005, direct sales commission’s increased 71.7% and 23.2%, respectively, over the prior year.  Our outreach programs cash received from course and product sales increased by 47.6% and 70.4% in 2006 and 2005, respectively, over the prior year.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, facility expense and travel for the corporate staff.

General and administrative expenses were $34.7 million in the year ended December 31, 2006, an increase of $8.7 million, or 33.5%, as compared to $26.0 million in the year ended December 31, 2005.  As a percentage of revenue, general and administrative expenses decreased from 15.9% of revenues in 2005 to 15.5% of revenue in 2006 as result of leveraging higher cost against significantly higher revenue base, assisted by the revenue associated with course breakage recognition.

General and administrative expenses for 2006 included:

•                  $1.6 million in expenses associated with the implementation of our customer relationship management information system;

•                  $1.4 million for a gift to the widow of our former President and Chief Operating Officer who passed away in 2002, the gift is valued at $0.9 million, consisting of 98,156 shares of our common stock plus the related income taxes;

•                  $1.4 million in incremental salaries, benefits and other infrastructure spending;

•                  $0.9 million in incremental professional fees; and

•                  $0.9 million in non-cash stock option and warrant compensation expense, approximately $0.8 million of this expense is in connection with the implementation of SFAS No. 123R as of January 1, 2006 (prior year’s general and administrative expenses did not include any stock option expense).

Impairment of assets

We recorded an asset impairment of $3.6 million in 2006 for goodwill, property and equipment, inventory and intangible assets detailed as follows for the year ended December 31, 2006 (in thousands):

Impairment expense related to goodwill	$2,000
Impairment expense related to intangible assets	687
Impairment expense related to property and equipment	756
Impairment expense related to inventory	147
$3,590

We recognized a full impairment of the $2.0 million in goodwill associated with Star Trader® as a result of discontinuing the brand, $0.1 million in Star Trader® related intangible assets and an additional $0.1 million in related inventory.  We are also repositioning the Cash Flow Generator® brand, recognizing impairment on the related intangible asset of $0.5 million and an additional $0.1 million in related inventory.  Additionally, we reduced the net book value of our United Kingdom office and corporate aircraft by $0.4 million and $0.4 million, respectively, to reflect their net realizable values.  We intend to sell these assets in the second quarter of 2007.  No impairment of assets was recognized in 2005.

Special items

Special items incurred in the year ended December 31, 2006, increased $2.1 million to $2.3 million, or a 1,050.0% increase from $0.2 million in the same period of 2005.  As a percentage of revenue, special items increased 0.9% from 0.1% in the year ended December 31, 2005, to 1.0% in the same period of 2006.

Special items included the following:

•                  $0.8 million expense associated with the liquidated damages provision in the registration rights agreement;

•                  $0.9 million expense associated with the withdrawal of the EduTrades, Inc. Registration Statement on Form S-1; and

•                  $0.6 million in professional fees associated with the proceedings by the SEC and the Department of Justice.

Earnings (loss) from operations

We had earnings from operations of $8.2 million in the year ended December 31, 2006, compared to a loss from operations of $8.6 million in the comparable 2005 period.  Our increase in revenue of 37.7% more than offset the 26.1% increase in operating expenses.  The primary contributor to the improvement was the recognition of $55.4 million in course breakage revenue, which has an insignificant direct corresponding expense in the current 2006 period.

Other (expense) income

Other expense in 2006 was $(0.1) million as compared to other income of $1.6 million for the year ended December 31, 2005.  In the 2005 period, we had a $6.6 million gain on sale of assets compared to a $0.1 million gain in the 2006 period.

Interest income, net, for the year ended December 31, 2006, increased by $1.9 million to $1.9 million as a result of the increase in cash and cash equivalents balances resulting from increased course registration receipts, proceeds from the stock offering and related warrant exercise in the fourth quarter of 2005, and third quarter of 2006, respectively, the exercise of stock options and more effective cash management and deployment of excess cash.

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

In 2005, we determined that it was more likely than not that we would realize our deferred tax asset and accordingly, we reversed our valuation allowance of $20.4 million by $6.3 million in the fourth quarter.

Since that time, the following important developments have changed our judgment regarding the likelihood that the deferred tax asset will be realized:

•                  We are incurring significant expenses associated with proceedings from the SEC, DOJ, and Florida State Attorney General investigations.  There is no clear visibility to the conclusion of these investigations or their respective outcomes.

•                 The investigations resulted in class action and derivative shareholder lawsuits, with the resulting additional expense and uncertainty.

•                  The impairment of two of our brands, Star Trader® and Cash Flow Generator® (in its current form) has affected our revenue and cash flows, again providing less visibility into the future.

As of December 31, 2006, we are estimating that our taxable income will not exceed the amount necessary to utilize our deferred tax assets.  Therefore, we are increasing our valuation allowance from $14.1 million to $17.6 million.

We estimate that we will be liable for approximately $0.4 million in state and non-U.S. taxes for the year ended December 31, 2006.

Net earnings

Net earnings in the year ended December 31, 2006, amounted to $2.3 million, compared to net earnings of $4.2 million for the year ended December 31, 2005.  The decrease in earnings was $1.9 million, or 45.2%.  The $3.6 million impairment of assets, $2.3 million in special items and the $6.3 million reversal of the deferred tax asset established in 2005, partially offset by the incremental increase in revenue due to course breakage, contributed to the decline in net earnings for 2006 as compared to 2005.  Net earnings in 2005 included the reversal of a valuation reserve of taxes of $6.3 million and a gain on the sale of  the SCB office building of $3.5 million net of minority interest expense.

Year Ended December 31, 2005, compared to Year Ended December 31, 2004

Revenue

Our revenue for the year ended December 31, 2005 amounted to $163.1 million, an increase of $26.8 million or 19.7% over $136.3 million, in 2004.  The increase was driven by expanded advance course offerings and attendees per event, offset by a decrease in the revenue generated from introductory workshops, as reflected in the following chart (in thousands):

	Years ended December 31,
	2005	2004	Change

Cash received from course and product sales:
Basic training sessions	$25,017	$34,202	(26.9)%
Advanced courses	152,423	115,578	31.9
Products sales	12,317	8,828	39.5
Other	6,639	5,479	21.2
Total cash received from course and product sales	196,396	164,087	19.7
Less: Net change in deferred revenue	(33,289)	(27,828)	(19.6)
Revenue for financial reporting purposes	$163,107	$136,259	19.7%

Cash received from advanced course sales, which represents 77.6% of the total in 2005, is an increase of 7.2% over the same period in 2004.  Outreach programs, which are included advanced course sales, increased 70.4% in 2005 to $40.4 million.

The following illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Years ended December 31,
	2005	2004	Change
Number of courses
Free introductory workshops	4,744	4,826	(1.7)%
Basic training sessions	939	915	2.6
Advanced live courses	651	633	2.8
Advanced electronic courses	162	25	548.0
	6,496	6,399	1.5%
Number of students
Basic training sessions	53,742	30,280	77.5%
Advanced live courses	13,837	12,351	12.0
Advanced electronic courses	5,133	597	759.8
	72,712	43,228	68.2%
Average students per paid course
Basic training	57.2	33.1	72.9%
Advanced live courses	21.3	19.5	9.2
Average	42.5	27.5	54.5%

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

Our financial markets education segment’s cash received from courses and product sales increased 67.3% over 2004, to $75.7 million, while the domestic real estate division increased 11.3% to $109.6 million.  Our international segments cash received from course and product sales decreased 45.5% in 2005 to $11.1 million.

On a brand level, all domestic brands had strong performance over 2004.  Leading the way was Star Trader® with a 214.0% increase in cash received from course and product sales over 2004, followed by Teach Me To Trade® with a 38.8% increase, while our most mature brands, Russ Whitney®’s Building Wealth™ grew at 15.5% and Cash Flow Generator® at 10.8%, rounding out our major brands.

Revenue recognized from course breakage was $16.6 million in 2005, compared to $18.1 million in 2004, a decrease of $1.5 million.  Revenue from course breakage was 10.2% and 13.3% of total revenue for 2005 and 2004, respectively.

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

“Efficiencies” as used in Management’s Discussion and Analysis refer to a reduction in costs as a percentage of revenue resulting from cost control measures implemented in late 2004 that were realized in 2005, leveraging of revenue increases without corresponding increases in costs, an increase in the average number of students per course, our ability to deliver more courses electronically, and general economies of scale resulting from substantial sales growth.  Regarding future efficiency gains, they are not expected to be as significant due to the impact of the cost control measures in 2005 which are largely non-recurring in nature.

Direct course expenses

Direct course expenses relate to our free introductory basic and advanced courses and consist of instructor fees, commissions, facility costs, salaries associated with our field travel team coordinators and related travel expenses.

In 2005, direct course expenses increased $3.9 million to $95.7 million, or 4.3% from $91.8 million in 2004.  As a percentage of revenue, direct course expenses decreased from 67.3% of revenue in 2004 to 58.6% in 2005.  The components of this 8.7 percentage point (pp) reduction include:

	Margin change 2005 vs. 2004
	Increase (Decrease)
Efficiency gains in course delivery	5.0	pp
Reduced effective sales commissions rate	2.3
Event administration	2.9
Other direct course expenses	(1.5)
Improved direct course expense margins	8.7	pp

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

Advertising and sales expense

Advertising expense consists of purchased media and sales expense consists of sales commissions to our outreach (telemarketing) sales force supporting our student recruitment.

Advertising and sales expense for 2005 amounted to $49.8 million, an increase of 0.2% or $0.1 million compared to $49.7 million in 2004.  Advertising and sales expense in 2005 was 30.6% of revenue, as compared to 36.5% of revenue for 2004.  The following chart illustrates the 5.9pp margin improvement:

	Margin change 2005 vs. 2004
	Increase (Decrease)
Improved response from television	2.8	pp
Improved response from direct mail	2.0
Other media efficiencies	1.3
Increase in sales commissions rates	(0.2)
	5.9	pp

Approximately 80% of all advertising is through television commercials and infomercials, with the balance consisting of direct mail and newspaper advertisement.

Our media spending in television increased 6.1% in 2005 when compared to the same period in 2004.  The following table illustrates our media spending mix:

	Years ended December 31,
	2005	2004
Television	79.8%	73.7%
Direct mail	12.1	16.2
Newspaper	8.0	7.1
Other	0.1	3.0
	100.0%	100.0%

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

General and administrative expenses were $26.0 million and $27.5 million in 2005 and 2004, respectively.  As a percentage of revenue, general and administrative expenses decreased from 20.2% of revenues in 2004, to 15.9% in 2005, due primarily to cost control measures initiated in the fourth quarter of 2004 and realized throughout 2005, and our ability to leverage the increase in revenue without a corresponding increase in overhead.

Primary contributors to the 4.3pp reduction in general and administrative costs include:

	Margin change 2005 vs. 2004 Increase (Decrease)
Reduced headcount	1.9	pp
Lowered professional fees	0.4
Reduced other general and administrative expenses, net	2.0
	4.3	pp

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

Earnings (loss) from operations

We incurred a loss from operations of $8.6 million in 2005, compared to a loss from operations of $32.7 million in 2004.  Our increase in revenues combined with the marketing efficiencies, reduced sales costs and reduced general and administrative expenses described above were the primary contributing factors to this year over year improvement.  Loss from operations in 2005 was 5.2% of revenues as compared to a loss from operations of 24.0% of revenues in 2004.

Other income (expense)

Other income (expense) was $8.0 million in 2005, a $7.2 million increase over the $0.8 million for 2004, primarily due to an increase in gain on sale of assets of $6.6 million.  The increase in gain on sale of assets was primarily due to a pretax gain of $5.6 million ($3.5 million after minority interest expense) realized on the sale of an office building in Orlando, Florida.

Other non-operating income increased by $0.8 million to $1.6 million.  Other income for 2005 includes $1.2 million in insurance proceeds from a business interruption claim arising from the impact of Hurricane Charley in 2004.

Interest expense (net of interest income) decreased from $0.4 million in 2004 to zero in 2005 as interest income resulting from the increase in cash and cash equivalents balance offset interest expense from the reduction in long-term debt.

Equity loss for investments in related parties in Costa Rica amounted to $0.2 million, compared to $0.2 million in equity earnings in 2004.

Income tax benefit

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our asset and liabilities.  We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset.  In 2005, we determined that it was more likely than not that we would realize our deferred tax assets and we reversed our valuation allowance by $6.3 million which resulted in a net tax benefit of $7.3 million being recorded in our consolidated statement of operations.

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

Net earnings (loss)

Net earnings in 2005 was $4.2 million, a $36.1 million increase as compared to our $(31.9) million net loss in 2004.  Improved revenue growth, operating and overhead cost controls, sale of assets, gain on sale of non-core investments, along with the recognition of a deferred tax asset contributed to the improved 2005 results.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  As of December 31, 2006, cash, cash equivalents and restricted cash increased by $1.7 million to $40.7 million from December 31, 2005.  Cash generated from operations, the sale of common stock through a private placement and exercise of stock options and warrants, offset by cash dividends and capital expenditures, were the primary reasons for the year over year improvement with respect to cash generation.

Cash provided by operations in 2006 increased approximately 12.4% to $19.0 million or $2.1 million more than the $16.9 million provided in the year ended December 31, 2005.  While 2006 net earnings were $1.9 million below 2005 net earnings of $4.2 million, current earnings included $3.6 million in non-cash charges.  Cash provided by operations in 2005 was $16.9 million as compared to $0.1 million used in operations in 2004.  The change was primarily due to net earnings of $4.2 million in 2005 as compared to funding a net loss of $31.9 million in 2004 and increased restrictions on cash in 2005 when compared to 2004.

Cash used in investing activities was $4.4 million in 2006, as compared to $8.4 million provided by investing activities from the same period in 2005.  For the year ended December 31, 2006, we had capital expenditures, primarily in connection with the purchase of a corporate aircraft and related improvements amounting to $6.6 million.  We also invested $0.7 million in hardware and software associated with our customer relationship management system.  Total capital expenditures totaled $7.9 million and investments in related parties of totaled approximately $0.3 million.  These capital investments were partially offset by $3.8 million collected in principal payments on a note receivable associated with an office building we sold in 2005.  Cash provided by investing activities in 2005 was $8.4 million as compared to cash used in investing activities of $9.9 million in 2004.  The change was primarily the result of $9.2 million in capital expenditures in 2004 as compared to $0.7 million in 2005 and the proceeds from the sale of assets in 2005 of $9.8 million.

We will deploy excess capital to invest in property and equipment in future periods for growth, computer and software upgrades and geographic expansion.  We will continue to pursue opportunistic, strategic acquisitions.  We are currently seeking financing for the purchase of the aircraft and anticipate selling our original corporate aircraft within the next three months.

Cash used in financing activities amounted to $15.2 million for the year ended December 31, 2006, compared to $0.6 million used in financing activities for the year ended December 31, 2005.  The primary reason for the change was $11.7 million distributed as a special dividend to our share-holders of our common stock.  During August 2006, our Board of Directors declared a special dividend of $1.00 per share for shareholders of record on September 15, 2006.  The dividend was paid on October 2, 2006.  This dividend has been treated as a return of capital for both accounting and tax purposes.  Additionally, $5.1 million was paid to Mr. Whitney in January 2006 for the partial sale of his common stock in December 2005, the Company received funds on his behalf.  These amounts were partially offset by $4.2 million received from the exercise of stock options and warrants.  Cash used in financing activities in 2005 was approximately $0.6 million as compared cash provided by financing of $1.1 million in 2004.  The change in financing activities from 2005 to 2004 was the result of the sale of common stock in 2005 partially offset by the principal payments on long-term debt of $9.0 million as compared to 2004 in which we received net proceeds from the issuance of long-term debt totaling $6.4 million.

Restricted cash balances, consisting primarily of funds on deposit with credit card merchants, amounted to $7.5 million, $6.2 million and $2.6 million at December 31, 2006, December 31, 2005, and December 31, 2004, respectively.  At December 31, 2006 and 2005, we used letters of credit to secure merchant accounts and certain state bonding requirements in the amount of $1.6 million and $1.1 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 4.7% to 5.4%.  The majority of our cash equivalents are invested in short-term, liquid, investment grade commercial paper with yields ranging from 5.2% to 5.3%.

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

Contractual Obligations and Commercial Commitments

We have various financial obligation and commitments in the ordinary course of conducting business.  We have contractual obligations requiring future cash payments under existing contractual arrangements.  The following table lists our contractual obligations at December 31, 2006:

Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt Obligations	$6.1	$3.1	$0.1	$0.1	$2.8
Operating Leases	4.5	1.3	1.6	1.1	0.5
Employment Agreements	2.4	1.7	0.7	—	—
Other Notes Payable	0.1	0.1	—	—	—
Total Obligations	$13.1	$6.2	$2.4	$1.2	$3.3

Additionally, in December 2005, we entered into a commitment for a new customer relationship management (CRM) system.  The total commitment of approximately $3.0 million includes installation, training and support services. Implementation began in the first quarter of 2006.  During 2006, we have spent $1.6 million in expense and $0.7 million in capital against this commitment.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.  Moreover, we will continue to expend monies as we complete the implementation and continue enhancements to our CRM application.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has: (i) a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit; (ii) liquidity or market risk support to such entity for such assets; (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or (iv) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the Company where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with the Company.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, see Note 2 - Description of Business and Summary of Significant Accounting Policies, “Recently Issued Accounting Pronouncements,” in the Notes to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated)

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2006	December 31, 2005
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$33,221	$32,883
Restricted cash	7,525	6,174
Accounts receivable, net	3,373	3,789
Notes receivable, current portion	84	1,785
Deferred course expenses, current portion	14,559	14,401
Prepaid advertising and other prepaid expenses	2,519	2,841
Inventory	1,061	1,087
Deferred stock registration costs	—	315
Assets held for sale	4,719	—
Total current assets	67,061	63,275
Notes receivable, net of current portion	7,087	9,158
Property and equipment, net	11,745	10,051
Investment and development costs in real estate	5,061	4,819
Intangible assets, net	496	1,463
Goodwill	—	2,000
Deferred tax asset	—	7,287
Deferred course expenses, net of current portion	171	99
Other assets	66	81
Total assets	$91,687	$98,233
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,936	$4,043
Income taxes payable	545	356
Accrued course expenses	1,250	1,841
Other accrued expenses	5,891	5,604
Accrued salaries, wages and benefits	3,965	1,789
Due to stockholders from sale of common stock	—	5,110
Long-term debt, current portion	3,139	462
Deferred revenue	114,922	116,778
Total current liabilities	136,648	135,983
Long-term debt, net of current portion	3,015	2,912
Deferred rental incentives	394	—
Deferred revenue, net of current portion	486	224
Total liabilities	140,543	139,119
Minority interest	—	3,939
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 and 10,455,910 shares issued and outstanding, as of December 31, 2006 and 2005, respectively	2,591	9,501
Additional paid-in capital	1,089	1
Foreign currency translation adjustment	(1,160)	(650)
Accumulated deficit	(51,376)	(53,677)
Total stockholders’ deficit	(48,856)	(44,825)
Total liabilities and stockholders’ deficit	$91,687	$98,233

See Notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
	(restated)	(restated)	(restated)

Revenue	$224,654	$163,107	$136,259
Costs and expenses:
Direct course expense	111,471	95,682	91,763
Advertising and sales expense	64,369	49,839	49,664
General and administrative expense	34,713	25,972	27,523
Impairment of assets	3,590	—	—
Special items	2,330	200	—
Total costs and expenses	216,473	171,693	168,950
Income (loss) from operations	8,181	(8,586)	(32,691)

Other income (expense):
Other (expense) income	(79)	1,611	830
Interest income (expense)	1,876	(28)	(436)
Equity (loss) income from related parties	(45)	(176)	159
Gain on sale of assets	74	6,579	249
Total other income	1,826	7,986	802

Net income (loss) before income taxes and minority interest	10,007	(600)	(31,889)
Income tax (provision) benefit	(7,706)	6,757	—
Minority interest	—	(1,962)	23
Net income (loss)	2,301	4,195	(31,866)
Net income (loss) per common share:
Basic	$0.21	$0.47	$(3.71)
Diluted	$0.20	$0.45	$(3.71)
Weighted average common shares outstanding:
Basic	11,162	8,859	8,589
Diluted	11,620	9,360	8,589
Comprehensive Income (Loss)
Net income (loss)	$2,301	$4,195	$(31,866)
Foreign currency translation adjustments	(510)	(100)	55
Comprehensive income (loss)	$1,791	$4,095	$(31,811)

See Notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2006	2005	2004
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$2,301	$4,195	$(31,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,253	1,481	932
Impairment of assets	3,590	—	—
Deferred income taxes	7,706	(7,287)	—
Stock-based compensation costs	881	—	—
Stock gift	937	—	—
Gain on sale of assets	(74)	(6,579)	(249)
Proceeds from insurance for business interruption	—	(1,200)	—
Minority interest and equity earnings	45	2,138	(182)
Changes in operating assets and liabilities:
Restricted cash	(1,351)	(3,594)	(287)
Accounts receivable	416	(3,285)	756
Prepaid advertising and other prepaid expenses	322	(864)	353
Inventory	(121)	303	(677)
Deferred course expenses	(230)	(2,602)	(3,546)
Other assets	15	(9)	(34)
Accounts payable	2,885	(4,526)	4,910
Accrued course expenses	(591)	(333)	528
Deferred revenue	(1,594)	33,289	27,828
Other accrued expenses	282	4,384	1,009
Accrued salaries, benefits and wages	2,176	1,028	391
Income taxes payable	189	356	—
Net cash provided by (used in) operations	19,037	16,895	(134)
Investing activities:
Purchase of property and equipment	(7,852)	(701)	(9,165)
Purchase of goodwill and intangible assets	—	(334)	(250)
Proceeds from notes receivable	3,772	—	—
Proceeds from sale of assets	28	9,777	827
Investments in and advances to related parties, net	(288)	(335)	(1,284)
Distribution to minority interests	(45)	—	—
Net cash (used in) provided by investing activities	(4,385)	8,407	(9,872)
Financing activities:
Proceeds from sale of common stock	—	7,155	—
Proceeds (paid to) from stockholders from sale of common stock	(5,110)	5,110	—
Proceeds from issuance of long-term debt	2,422	102	6,365
Principal payments on long-term debt	(3,497)	(9,041)	(291)
Principal payments on note payable to officer	—	—	(4,713)
Proceeds from the exercise of stock options and warrants	4,186	3	28
Dividends paid to shareholders	(11,728)	—	—
Stock offering and registration costs	(77)	(315)	—
Net cash (used in) provided by financing activities	(13,804)	3,014	1,389
Effect of foreign currency translation	(510)	(100)	55
Increase (decrease) in cash and cash equivalents	338	28,216	(8,562)
Cash and cash equivalents at beginning of year	32,883	4,667	13,229
Cash and cash equivalents at end of year	$33,221	$32,883	$4,667

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2006	2005	2004
	(restated)	(restated)	(restated)
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$455	$635	$511
Income taxes	$453	$176	$159

Supplemental Cash Flow Information of non-cash activities:
Long-term debt added for our acquisition of the 50% interest in SCB, Building, LLC.	$3,600	$—	$—
Common stock issued relating to purchase of Star Trader® and SpeakTek, Inc, respectively	$—	$166	$250

See Notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands)

	(Restated)
	Common Stock		Additional paid-in	Foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2003	8,548	$1,899	$1	$(605)	$(26,006)	$(24,711)
Issuance of stock for the stock purchased of SpeakTek, Inc.	56	250	—	—	—	250
Issuance of stock for stock options exercised	15	28	—	—	—	28
Foreign currency translation adjustment	—	—	—	55	—	55
Net loss	—	—	—	—	(31,866)	(31,866)
Balance at December 31, 2004	8,619	2,177	1	(550)	(57,872)	(56,244)
Issuance of stock for the stock purchased of Star Trader®	85	166	—	—	—	166
Issuance of stock for stock options exercised	2	3	—	—	—	3
Private placement of securities, net of offering costs of $720	1,750	7,155	—	—	—	7,155
Foreign currency translation adjustment	—	—	—	(100)	—	(100)
Net earnings	—	—	—	—	4,195	4,195
Balance at December 31, 2005	10,456	9,501	1	(650)	(53,677)	(44,825)
Issuance of cash dividend	—	(11,641)	(87)	—	—	(11,728)
Issuance of stock for stock options and warrants exercised	1,185	4,186	—	—	—	4,186
Stock gift	98	937	—	—	—	937
Stock issuance costs	—	(392)	—	—	—	(392)
Stock option and warrant compensation expense	—	—	881	—	—	881
Distribution to minority partner (SCB)	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	(510)	—	(510)
Net earnings	—	—	—	—	2,301	2,301
Balance at December 31, 2006	11,739	$2,591	$1,089	$(1,160)	$(51,376)	$(48,856)

See Notes to Consolidated Financial Statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Restated)

Note 1 – Restatement

Whitney Information Network, Inc. (the “Company,” “we,” “us” or “our”) is being investigated by the United States Securities and Exchange Commission (the “SEC”) and Department of Justice’s United States Attorney’s Office for the Eastern District of Virginia (the “DOJ”).

The Company’s Board of Directors established a Special Committee of independent directors to conduct an internal investigation of the activities that are the subject of the government investigations.  The Special Committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to assist with this investigation.  The matters under investigation include (i) the claimed efficacy of the Company’s stock market education programs, and (ii) the Company’s acquisition of certain other companies.

The Special Committee has reported its findings and made recommendations to the Board of Directors, as previously disclosed on the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2007.

With respect to the Company’s acquisitions of certain other companies, among other findings, based upon the WilmerHale investigation, the Special Committee reported to the Board of Directors in September 2007 and delivered its final recommendations in November 2007, and reported such recommendations to the SEC in November 2007.  The Special Committee found that the Company’s prior disclosures were incorrect in the following respects:

The Company previously disclosed that (1) in July 2003 the Company acquired Whitney Leadership Group, Inc. (“Whitney Leadership”) from Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer and Ingrid Whitney for $1.2 million; (2) at the time, Whitney Leadership held all of the copyright and intellectual property rights associated with its educational materials and licensed those rights to the Company for payments; and (3) the Company entered into the acquisition agreement in order to eliminate those payments and to gain control of intellectual property rights that form the core of the Company’s business.  The Special Committee found that the Company did not disclose a provision in a document denominated as an exhibit to the agreement that afforded Mr. Whitney the right to terminate the Company’s rights to the use of his name and likeness under certain circumstances, including if Mr. Whitney were no longer employed with the Company or no longer owned a controlling voting interest in the Company.  The Special Committee found that the version of the exhibit containing this provision was created in May 2004.  Mr. Whitney indicated that he believed that the subsequently created exhibit memorialized a prior oral agreement.  In any event, Mr. Whitney never exercised his right to terminate the Company’s rights and at the request of the Special Committee, Mr. Whitney voided that provision, effective January 7, 2008.

The Company previously disclosed that as a result of a series of transactions occurred among Mr. Whitney and Mrs. Whitney and John F. Kane (1) in July 2003 the Company purchased Equity Corp. Holdings, Inc. (“Equity Corp.”) from Mr. Kane; (2) as part of the transaction, the Company agreed to assume and pay a $4.75 million promissory note issued to Mr. Whitney and his wife by Equity Corp. in June 2002; and (3) Equity Corp. incurred this obligation when it elected to redeem all of Mr. and Mrs. Whitney’s ownership in Equity Corp., 90% of the outstanding stock, as of June 1, 2002.  The Special Committee concluded that the redemption did not occur, and no note was issued by Equity Corp. to Mr. and Mrs. Whitney, in June 2002.  The Special Committee found that the redemption of Mr. and Mrs. Whitney’s Equity Corp. shares and Equity Corp.’s incurring of this $4.75 million obligation in fact closed on May 31, 2003.  The Special Committee concluded that Equity Corp.’s redemption of Mr. and Mrs. Whitney’s Equity Corp. shares was not separate from the Company’s acquisition of Mr. Kane’s Equity Corp. shares which resulted in a change in the accounting method for the acquisition of Equity Corp. from the acquisition method of accounting for a business combination to the combination of entities under common control, similar to a pooling of interests.  As previously reported by the Company in its Current Report on Form 8-K dated November 3, 2007, and filed with the SEC on November 8, 2007, the Board of Directors has determined that, with respect to the acquisition of Equity Corp., the Company incorrectly applied the acquisition method of accounting for a business combination and instead should have accounted for the transaction as a combination of entities under common control, similar to a pooling of interests.  The Company previously disclosed Mr. Kane received $62,500 in cash, $62,500 in a note and 62,500 shares valued at $125,000 for the purchase of his interest in Equity Corp.  However, the 62,500 shares were revalued at $312,500 using the average of the quoted market prices a few days before and after the acquisition.

As previously reported by the Company in a Current Report on Form 8-K dated November 9, 2007, the Company did not obtain a fairness opinion regarding the acquisition price of Equity Corp. and Whitney Leadership but did obtain a business valuation report.  A committee consisting of independent members of the Board of Directors is reviewing the valuation used for the acquisition of Equity Corp. and Whitney Leadership.  They have not yet concluded their review of the valuation of the Equity Corp. and Whitney Leadership transactions regarding compliance with applicable governance and related party transaction requirements.

The Company previously disclosed that (1) the Company purchased all of the outstanding common stock of Precision Software Services, Inc. (“Precision”) from Mr. Whitney and Mr. Kane, who subsequently became an executive officer of the Company, in exchange for an aggregate of approximately 333,000 shares of common stock valued at $500,000 and $250,000 in notes; and (2) Mr. Whitney received $125,000 in notes payable.  The Special Committee concluded that the Company did not disclose that (1) the $250,000 in notes payable (of which Mr. Whitney and Mr. Kane each received $125,000) were not for the purchase of Precision, but rather the purchase of software that Mr. Whitney and Mr. Kane had licensed to Precision; and (2) the Company also paid $250,000 in cash (of which Mr. Whitney and Mr. Kane each received $125,000) for that software.  In researching the accounting treatment of this transaction, the Company discovered an error in the depreciation of the related intangible asset, as well as an inadvertent impairment in 2006.  The asset was incorrectly named in the general ledger and as a result included in the impairment expense associated with a discontinued brand.

We reviewed our related party transactions in Costa Rica, Gulfstream Development Group, LLC, and others which resulted in no changes to our Condensed Consolidated Financials Statements other than expanded disclosure.  The additional disclosures related to related party transactions in Costa Rica and Gulfstream Development Group, LLC, are included in Note 6 - Certain relationships and related transactions.

                In addition to the findings of the Special Committee and certain other conforming changes we determined that the following errors required correction:

•                  Certain intangible assets and property plant and equipment were assigned incorrect depreciable lives.

•                  Inventory related to Star Trader® had not been recorded as impaired at December 31, 2006.

•                  Various accounts payable invoices were recorded in the incorrect period.

The following charts reflect the impact of applying the proper accounting treatment for the above listed transactions in our Consolidated Financial Statements (in thousands):

	Year ended December 31, 2006			Year ended December 31, 2005			Year ended December 31, 2004
	Previously reported	Effect of restatement	Restated	Previously reported	Effect of restatement	Restated	Previously reported	Effect of restatement	Restated
Revenue	$224,654	—	$224,654	$163,107	—	$163,107	$136,259	—	$136,259
Direct course expenses	111,962	(491)	111,471	94,765	917	95,682	91,763	—	91,763
Advertising & sales expense	64,168	201	64,369	49,839	—	49,839	49,664	—	49,664
General & admin. expenses	34,836	(123)	34,713	27,664	(1,692)	25,972	27,676	(153)	27,523
Impairment of assets	3,668	(78)	3,590	—	—	—	—	—	—
Special items	2,330	—	2,330	—	200	200	—	—	—
Total operating expenses	216,964	(491)	216,473	172,268	(575)	171,693	169,103	(153)	168,950
Earnings (loss) from operations	7,690	491	8,181	(9,161)	575	(8,586)	(32,844)	153	(32,691)

Other income (expense)	(162)	83	(79)	1,800	(189)	1,611	893	(63)	830
Interest (expense) income, net	1,876	—	1,876	(28)	—	(28)	(499)	63	(436)
(Loss) equity from related parties	(45)	—	(45)	(176)	—	(176)	159	—	159
Gain on sale of assets	74	—	74	6,579	—	6,579	305	(56)	249

Earnings (loss) before taxes and minority interest	9,433	574	10,007	(986)	386	(600)	(31,986)	97	(31,889)

Minority interests	—	—	—	(1,962)	—	(1,962)	23	—	23
Income tax (provision) benefit	(7,678)	(28)	(7,706)	6,798	(41)	6,757	—	—	—
Net income (loss)	1,755	546	2,301	3,850	345	4,195	(31,963)	97	(31,866)

Effect of foreign exchange	(510)	—	(510)	(100)	—	(100)	55	—	55

Comprehensive earnings (loss)	$1,245	$546	$1,791	$3,750	$345	$4,095	$(31,908)	$97	$(31,811)

	Year ended December 31, 2003			Year ended December 31, 2002
	Previously reported	Effect of restatement	Restated	Previously reported	Effect of restatement	Restated
Revenue	$89,805	—	$89,805	$51,178	—	$51,178
Direct course expenses	51,868	—	51,868	25,863	—	25,863
Advertising & sales expense	30,092	—	30,092	13,937	—	13,937

General & admin. expenses	15,321	181	15,502	13,864	175	14,039
Impairment of assets	—	—	—	—	—	—
Special items	—	—	—	—	—	—
Total operating expenses	97,281	181	97,462	53,664	175	53,839
Earnings (loss) from operations	(7,476)	(181)	(7,657)	(2,486)	(175)	(2,661)

Other income (expense)	154	137	291	340	102	442
Interest (expense) income, net	(3)	—	(3)	(71)	—	(71)
(Loss) equity from related parties	—	—	—	—	(102)	(102)
Gain on sale of assets	—	—	—	—	—	—

Earnings (loss) before taxes and minority interest	(7,325)	(44)	(7,369)	(2,217)	(175)	(2,392)

Minority interests	—	—	—	—	—	—
Income tax expense	—	—	—	—	—	—
Net earnings (loss)	(7,325)	(44)	(7,369)	(2,217)	(175)	(2,392)

Effect of foreign exchange	(591)	—	(591)	(1)	—	(1)

Comprehensive earnings (loss)	$(7,916)	$(44)	$(7,960)	$(2,218)	$(175)	$(2,393)

	2006		2005		2004		2003		2002
	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

Earnings (loss) per share
Basic 6	$0.16	$0.21	$0.43	$0.47	$(3.72)	$(3.71)	$(0.89)	$(0.90)	$(0.28)	$(0.30)
Diluted	$0.15	$0.20	$0.41	$0.45	$(3.72)	$(3.71)	$(0.89)	$(0.90)	$(0.28)	$(0.30)

	2006		2005		2004		2003		2002
Consolidated Statement of Changes in Stockholders’ Equity	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

Balance at January 1	$(40,486)	$(44,825)	$(51,560)	$(56,244)	$(19,930)	$(24,711)	$(12,865)	$(13,040)	$(11,698)	$(11,698)
Increase (decrease) attributable to stock issuance	5,026	4,731	7,324	7,324	278	278	2,051	2,239	1,051	1,051
Cash dividend	(11,728)	(11,728)	—	—	—	—	—	—	—	—
Distributions to an officer and related parties	—	294	—	—	—	—	(1,200)	(5,950)	—	—
Increase (decrease) attributable to net earnings (loss)	1,755	2,301	3,850	4,195	(31,963)	(31,866)	(7,325)	(7,369)	(2,217)	(2,392)

Increase due to stock compensation expense	881	881	—	—	—	—	—	—	—	—

Currency translation adjustments, net	(510)	(510)	(100)	(100)	55	55	(591)	(591)	(1)	(1)
Balance at December 31	$(45,062)	$(48,856)	$(40,486)	$(44,825)	$(51,560)	$(56,244)	$(19,930)	$(24,711)	$(12,865)	$(13,040)

	2006		2005		2004		2003		2002
Selected Balance Sheet Accounts	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

At December 31
Cash	$34,181	$33,221	$33,244	$32,883	$4,667	$4,667	$13,229	$13,229	$10,221	$10,221
Restricted cash	6,510	7,525	5,406	6,174	2,181	2,580	1,792	2,293	1,859	1,859
Accounts receivable, net	3,373	3,373	3,789	3,789	448	504	1,315	1,260	508	508
Property and equipment, net	11,757	11,745	10,082	10,051	24,548	24,503	16,172	16,309	7,950	8,262
Intangible assets, net	4,129	496	5,754	1,463	6,576	1,922	7,401	2,460	1,433	947
Total assets	95,120	91,687	102,203	98,233	60,028	55,673	55,552	51,202	28,272	28,098
Accounts payable	4,744	6,936	3,691	4,043	7,413	8,559	3,218	3,649	1,763	1,763
Accrued Expenses	11,957	5,891	7,377	5,604	3,999	2,420	1,781	1,411	1,126	900
Accrued Payroll	—	3,965	—	1,789	—	761	—	370	—	226

Common stock	4,132	2,591	10,593	9,501	3,269	2,177	2,991	1,899	940	691
Paid in capital	1,089	1,089	449	1	449	1	449	1	448	447
Foreign currency translation adjustment	(1,160)	(1,160)	(650)	(650)	(550)	(550)	(605)	(605)	(14)	(14)
Accumulated deficit	(49,123)	(51,376)	(50,878)	(53,677)	(54,728)	(57,872)	(22,765)	(26,006)	(14,240)	(14,164)
Total stockholders’ deficit	(45,062)	(48,856)	(40,486)	(44,825)	(51,560)	(56,244)	(19,930)	(24,711)	(12,866)	(13,040)
Total liabilities and stockholder’s deficit	$95,120	$91,687	$102,203	$98,233	$60,028	$55,673	$55,552	$51,202	$28,272	$28,098

Note 2 - Description of Business and Summary of Significant Accounting Policies

Organization and history

Whitney Information Network, Inc. and Subsidiaries (collectively referred to as the “Company” “we,” “us” or “our”) provides post-secondary education and training courses for students throughout the United States, the United Kingdom and Canada, interested in learning about real estate and financial markets.

We incorporated in Colorado in 1996 under the name Gimmel Enterprises, Inc.  In 1998, we acquired all of the outstanding common stock of Whitney Education Group, Inc., a Florida company organized in 1992, and changed our name to WIN Systems International, Inc.  In 1999, we changed our name to Whitney Information Network, Inc.

Principles of consolidation

Our Consolidated Financial Statements include the accounts and balances of Whitney Information Network, Inc. and its wholly-owned and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Significant accounting policies

The vast majority of our costs to acquire the student have been expended up to the point of registration, such as media, travel, facilities, and instructor fees for the introductory workshops.  These costs are expensed when incurred.  However, the tuition paid at registration is deferred until the course is attended by the student, in any of the available learning formats, or the likelihood of attendance by the student is remote (course breakage) at which time the revenue is deemed earned.

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

During the years ended December 31, 2006, 2005, and 2004 we recognized $55.4 million, $16.6 million and $18.1 million, respectively, in revenue related to course breakage.

Previous restatement – Form 10-K/A for the year ended December 31, 2005

As reflected in our previously filed Form 10-K/A for the year ended December 31, 2005, filed on November 13, 2006, our Consolidated Financial Statements and other financial information were previously restated for the years ended December 31, 2005, 2004, 2003, and 2002 and for each of the quarters in the periods ended 2005 and 2004.  Certain of our material control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2005.  The previously restated Consolidated Financial Statements reflect:

•                  a modification associated with a change in revenue recognition policy and restatement of revenue from expired courses; and

•                  a revision to the revenue recognition policy with respect to our teleconferencing product and service offering and subscription services.

Teleconferencing and subscription services

As required by Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”) and the SEC’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), our teleconferencing product and service offering is an arrangement with multiple deliverables.  The delivered items should be considered a separate unit of accounting if all of the following criteria are met:

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

Deferred course expenses

We defer commissions and fees paid to our speakers until such time the revenue is earned.  Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event.  The deferred course expenses are tracked individually by student and are recognized in the Consolidated Statement of Operations as the student attends the course at the same time the associated revenues are recognized.

We capitalize these commissions and fees paid to our speakers consistent with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17, Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts and the SEC’s Staff Accounting Bulletin No. 104.

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

Restricted cash

Restricted cash reflects amounts retained by credit card merchants as a reserve for returns on credit card transactions and deposit balances required under letters of credit.  We consider restricted cash as a current asset in the consolidated balance sheet as credit card merchants can typically hold such reserve funds only up to one year.  The total amount of restricted cash as of December 31, 2006 and 2005 was $7.5 million and $6.2 million, respectively.

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

Fair value of financial instruments

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable approximated fair value as of the balance sheet date because of the relatively short maturity of these instruments.  The fair value of long-term notes payable approximates fair value based on current market rates available for similar debt instruments.

Advertising, sales expense and prepaid advertising

We expense advertising and sales costs as incurred.  Advertising paid for in advance is recorded as prepaid until such time as the advertisement is published.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as presented in the following table:

Buildings	40 years
Furniture fixtures and equipment	7 years
Other assets	5 years
Purchased software	3 years

Intangible assets and goodwill

Intangible assets include customer lists and trademarks and are recorded at cost.  Customer lists and trademarks are being amortized over their estimated useful lives of three and 15 years, respectively.  At December 31, 2006, we performed impairment testing in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, (“SFAS No. 144”) for all intangible assets.  We recorded an impairment expense in the amount of $3.6 million for the year ended December 31, 2006.  See Note 3 — Impairment of assets and special items.

Goodwill represents the excess of purchase and related costs over the fair value of net assets acquired.  We apply the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”).  In accordance with SFAS No. 142 goodwill is not amortized, but is required to be assessed for impairment at least annually, or more frequently upon the occurrence of a triggering event.  We perform our goodwill impairment assessment tests on or about December 31 of each year.  We concluded our remaining goodwill of $2.0 million at December 31, 2005, was impaired and accordingly, this goodwill was written-off.  See Note 3 — Impairment of assets and special items.

Long-lived assets

In accordance with SFAS No. 144, we review long-lived assets such as property and equipment, and definite —lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate.  We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.

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

Temporary differences result primarily from the recognition of deferred expenses for tax purposes.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  See Note 12 - Income taxes.

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

Income (loss) per share

We apply the provisions of SFAS No. 128, Earnings Per Share.  All dilutive potential common shares in 2006 and 2005 were included in the diluted earnings per share calculation.  All dilutive potential common shares in 2004 had an anti-dilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share.  At December 31, 2006, we had 1,253,500 stock options and 890,719 warrants outstanding.  A total of 457,639 potentially dilutive securities could be dilutive to future earnings.  See Note 10 - Stock options and Note 4 - Offering.

Stock options and stock-based compensation

Our 1998 Stock Option Plan provides for the granting of stock options to key employees and members of the Board of Directors.  Vesting under the 1998 Plan is as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service.  All options expire ten years from the date of grant.

Effective January 1, 2006, we adopted the  Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period.  We estimated forfeiture rates for 2006 based on historical experience.

Prior to 2006, we accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for our stock options provided the option exercise price was established at least at 100% of the common stock fair market value on the date of grant.  Under APB No. 25, we were required to record expense over the vesting period for the value of options granted.  Prior to 2006, we provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.  Our net earnings and net earnings per share for the twelve months ended December 31, 2005, would have been reduced if compensation cost related to stock options had been recorded in the Consolidated Financial Statements based on fair value at the grant dates.

As a result of adopting SFAS No. 123R, the impact to the Consolidated Financial Statements on net earnings for the twelve months ended December 31, 2006, is $0.8 million lower than if we had continued to account for stock-based compensation under APB No. 25.  Pro forma net earnings (loss), as if the fair value based method had been applied to all awards prior to the adoption of SFAS No. 123R, are as follows (in thousands, except for per share amounts):

	2005	2004
Risk free interest rate	4.39%	4.24%
Weighted average volatility	77.9%	57.0%
Dividend yield	0.0	0.0
Expected term (in years)	7	10
Weighted average fair market value at grant date	$3.56	$2.72

	Year ended December 31,
	2005	2004
	(restated)	(restated)
Net earnings (loss) — as reported	$4,195	$(31,866)
Add: Stock based compensation programs recorded as expense, net of related tax effect	—	—
Deduct: Total stock based employee compensation expense, net of related tax effect	(1,535)	(1,374)
Pro forma net earnings (loss)	$2,660	$(33,240)
Earnings per share:

Diluted — as reported	$0.45	N.A.
Diluted — pro forma	$0.28	N.A.

Basic — as reported	$0.47	$(3.71)
Basic — pro forma	$0.30	$(3.87)

The impact of adoption of SFAS No. 123R is that future share based payment awards will be recorded as compensation expense over their requisite service period, and such expense is expected to be material to future earnings.  Had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123R as described in the disclosure of pro forma net earnings (loss) per share above.  See Note10 – Stock options.

Reclassifications

Certain reclassifications have been made in the 2005 and 2004 Consolidated Financial Statements to conform to the 2006 presentation.

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation requires that we recognize in our Consolidated Financial Statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN No. 48 provides guidance on recognizing, measuring, presenting and disclosing uncertain tax positions that a company has taken or expects to take on a tax return.  Our effective date for adopting FIN No. 48 is January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening accumulated deficit.  We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements.

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

The FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”) in June 2006.  EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed.  The Task Force observed that because the tentative conclusion in this Issue requires only the presentation of additional disclosures, we would not be required to reevaluate our existing policies related to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer.  The provisions of EITF No. 06-03 become effective as of January 1, 2007.  We are currently examining the impact of adopting EITF No. 06-03 on our Consolidated Financial Statements.

On December 21, 2006, the FASB issued EITF 00-19-2, Accounting for Registration Payment Agreements, to determine the accounting for registration rights agreements.  The FASB decided to separately recognize and measure, for the issuer and holder, registration payment arrangements using a model consistent with the accrual of loss contingencies under FASB Statement No. 5, Accounting for Contingencies, regardless of legal form.  This is consistent with our accounting treatment with respect to the liquidated damages provision of the registration rights agreement.  See Note 3 – Impairment of assets and special items – Liquidated damages provision in registration rights agreement.

In February 2007, SFAS No. 159, The Fair Value Opinion of Financial Assets and Financial Liabilities (“SFAS No. 159”), was issued.  SFAS No. 159 provided companies with an option to report financial assets and liabilities at fair value and established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 will be effective for us beginning January 1, 2008, and we are currently evaluating the potential effect.

Note 3 - Impairment of assets and special items

Impairments of goodwill, other intangible assets, property and equipment

We performed impairment testing of our property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and of our goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets.

We concluded in 2006 that the Star Trader® brand in our financial markets education segment and the Cash Flow Generator® brand in our real estate education segment were impaired.  During 2006, both brands generated negative cash flow and suffered deteriorating positions with limited prospects of turning around.  We have ceased or suspended marketing of these brands and concluded both were permanently impaired.  As further evidence of our determination that the fair value of the intangible assets is zero, we analyzed forecasted future undiscounted cash flows and determined the assets were without value.  This resulted in a $2.7 million goodwill and intangible asset impairment charge - $2.2 million for the Star Trader® brand and $0.5 million for the Cash Flow Generator® brand — along with an impairment charge of approximately $0.1 million for related inventory.

During the fourth quarter of 2006, the Board approved our sale of our land and office building in the United Kingdom.  These assets are included in our International segment.  We located a buyer for the property and agreed to terms in December 2006.  Accordingly, we recorded an impairment loss of $0.4 million in connection with our United Kingdom office building to reduce the property to its estimated net realizable value as of December 31, 2006.  The land and building in the United Kingdom were sold in 2007.

During the fourth quarter of 2006, the Board approved the sale of our aircraft.  This asset is included in our Corporate segment.  Using several bids from prospective buyers, we recorded an impairment loss of $0.4 million to reduce the book value of the aircraft to its estimated net realizable value as of December 31, 2006.  This aircraft was sold in the second quarter of 2007.

The following table shows the impairment expense by asset type for 2006 (in thousands) (restated):

Impairment expense related to goodwill	$2,000
Impairment expense related to intangible assets (restated)	687
Impairment expense related to property and equipment	756
Impairment expense related to inventory (restated)	147
Total	$3,590

There were no impairments recorded for 2005 and 2004.

Special items

Special items incurred during the year ended December 31, 2006, totaled approximately $2.3 million.

Special items included the following:

•                  $0.8 million expense associated with the liquidated damages provision in the registration rights agreement

•                  $0.9 million write-off in connection with the withdrawal of the EduTrades, Inc. registration statement

•                  $0.6 million in professional fees associated with the proceedings by the SEC and the DOJ and the related internal investigation.

Liquidated damages provision in registration rights agreement

On December 13, 2005, 3,000,000 shares of common stock and 1,950,000 shares of common stock underlying common stock purchase warrants were sold in a private placement.  We sold 1,750,000 shares of common stock and issued common stock purchase warrants for 875,000 common shares.  Our placement agent received 300,000 unit warrants exercisable for the equivalent of 450,000 shares of common stock.  Concurrently, our former Chairman and Chief Executive Officer sold 1,250,000 shares of common stock and issued common stock purchase warrants for 625,000 common shares.

In connection with the Offering, we entered into a registration rights agreement which provided that we use our “best efforts” to file a Registration Statement for the resale of these shares to be declared effective by April 11, 2006, and required us to maintain the effectiveness of the Registration Statement for a one year period subsequent to the effective date.  The registration rights agreement required the payment of liquidated damages to the investors of approximately $4,500 per day (which represents about 1% per month of the proceeds) until the Registration Statement is declared effective or effectiveness is maintained.  The Registration Statement was declared effective on November 13, 2006, and has remained effective since then.  Liquidated damages through November 13, 2006, were $1.0 million.  We had previously accrued $0.2 million for the year ended December 31, 2005, resulting in a $0.8 million expense for the year ended December 31, 2006.  See Note 4 – Offering for further discussion.

Note 4 - Offering

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

The common stock and warrants were issued as a $13.5 million private placement in which 3,000,000 units of our securities were issued to a group of 17 nonaffiliated accredited investors.  In addition, a unit warrant was issued to our placement agent exercisable to purchase 300,000 shares of common stock at $4.50 per share and 150,000 shares of common stock at $6.00 per share.  Including the units to our placement agent, we registered a total of 3,000,000 shares of common stock, plus 1,950,000 units underlying common stock purchase warrants.  We collected $5.6 million of proceeds on behalf of our Chairman and Chief Executive Officer, who was a selling shareholder in the offering.  At December 31, 2005, we recorded a liability to our Chairman and Chief Executive Officer of $5.1 million, net of $0.5 million in offering costs, on the accompanying Consolidated Balance Sheets, which was paid in the first quarter of 2006.

The following table summarizes the activity for the warrants outstanding (in thousands except exercise price data);

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

Exercise of warrants during the year ended December 31, 2006, resulted in net cash receipts of $2.7 million.

Note 5 - Mergers and acquisitions

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

In September 2004, we entered into a six-month agreement with Discount Buyers Association of America (“DBAA”) to assume operational control over its business and post-secondary education products.  Simultaneously, we were granted an option to purchase all of the assets of DBAA.  We paid $0.5 million to DBAA for control of the business operations.  We have allowed the option to expire and charged $0.5 million to expense for the year ended December 31, 2004.

In June 2004, we issued warrants to purchase 200,000 shares of our no par value common stock in exchange for professional services provided to us.  The warrants expire in June 2008, and are exercisable at the following prices: 100,000 shares at $5.25 per share; and 100,000 shares at $8.00 per share.

Note 6 - Certain relationships and related transactions

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913, and $7,238, respectively.  We are on a month-to-month basis with respect to the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace, leases that expired in March 2006.  We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.

Gulfstream Development Group, LLC

For the years ended December 31, 2003 through 2006, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”) in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for students of our advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney.  Gulfstream constructs homes on lots owned by our students.  Under a Referral Services Agreement with Gulfstream, Gulfstream paid the Company a flat fee of $100,000 for all referrals that occurred before January 1, 2003, and agreed to pay the Company $1,000 for each student that the Company referred to Gulfstream who purchased and closed on a home built by Gulfstream after January 1, 2003.  The referral fees paid to the Company by Gulfstream were $0.2 million for the year ended December 31, 2003 and were $0.3 million for each of the years ended December 31, 2004, 2005, and 2006.

During the years ended December 31, 2004, 2005 and 2006, Mr. Whitney and Ingrid Whitney jointly held an indirect 25% beneficial ownership interest in Gulfstream and received 15% of distributions of net cash flow from Gulfstream.  Mr. and Mrs. Whitney hold their investment in Gulfstream through Rec One Inc., an entity owned jointly by them.

During the years ended December 31, 2004, 2005 and 2006, Gulfstream had an informal arrangement with Mr. Whitney pursuant to which Gulfstream paid Mr. Whitney a salary.  During the years 2003 through 2006, Gulfstream paid Rec One transaction-based compensation for Mr. Whitney’s services, including marketing and construction contract administration in connection with home sales to the Company’s students and other persons, as well as for credit support provided to Gulfstream by Mr. Whitney.  The transaction-based compensation consisted of payments of $2,500 or $4,000 to Rec One by Gulfstream upon purchases of Gulfstream homes by our students.

During the years ended December 31, 2003, 2004, and 2005 the Company made payments to Gulfstream of approximately $0.1 million, $0.7 million and $0.2 million, respectively, for construction services on our corporate headquarters building.  The construction services provided in 2003 were for leasehold improvements and in 2004 services were provided to repair the extensive damage to our corporate headquarters as a result of Hurricane Charley.

The following table sets forth the salary and transaction-based compensation that Mr. Whitney received from Gulfstream during the years ended December 31, 2003, 2004, 2005, and 2006 and is based upon information provided to Mr. Whitney by Gulfstream:

	2003	2004	2005	2006	Total
Salary paid to Mr. Whitney by Gulfstream	$—	$120,000	$120,000	$120,000	$360,000
Transaction-based compensation paid to Rec One by Gulfstream	563,220	41,154	522,315	1,251,105	2,377,794
Management Fees paid to Rec One by Gulfstream (1)	—	300,000	350,000	—	650,000
Distributions from Gulfstream to Rec One (2)(3)	—	—	1,752,976	1,543,662	3,296,638
Total	$563,220	$461,154	$2,745,291	$2,914,767	$6,684,432

(1)	Total management fees shown above reflect amounts paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.
(2)	Total distributions include portions paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.
(3)

Rec One was required to fund 25% of capital calls from Gulfstream. The amounts shown above do not reflect these capital calls which, including the portions for both Mr. Whitney and Ms. Whitney, were $202,793 in 2005 and $486,530 in 2006.

The independent members of the Board of Directors are reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

SCB Building

In November 2005, we sold the SCB office building for a pretax gain of $5.6 million, before minority interest, or a pretax gain of $3.5 million after minority interest.  The debt on the building was paid in full and SCB received a note receivable, secured by the building, totaling $11.0 million as part of the $20.3 million selling price.  The following compensation was authorized by the Board of Directors and paid in 2006 resulting from additional work surrounding the sale of the SCB Building: Russell Whitney, $100,000, (of which $50,000 was paid to Ingrid Whitney) Ronald Simon, $50,000, and Kent Densley, $50,000.

Costa Rica

                As of December 31, 2006, we had investments in four entities which owned properties located in Costa Rica.  In addition, two or our former executives including the Company’s former Chairman and Chief Executive Officer, Russell Whitney, and the former Co-President and Chief Operating Officer, Ronald Simon, have individual ownership interests in some of these entities.  The entities we have ownership interests in are Rancho Monterrey, S.A., Monterrey del Este, S.A., Monterrey del Llano, S.A., and Monterey Group, S.A.  Mr. Whitney indirectly owns approximately 11.4% of Rancho Monterrey, S.A., 8.0% of Monterrey del Este, S.A., 50% of Monterey del Llano, S.A., and 22% of Monterey Group, S.A.  Mr. Simon indirectly owns approximately 1.4% of Rancho Monterrey, S.A.  These entities are managed by Monterey Management, S.A, a company which is 100% owned by Ms. Maria Jimenez, who is paid as an independent contractor by

WIN.  Monterey Management, S.A. receives management fees from these and other entities.  The amounts for management fees for the years ended December 31, 2004, 2005, and 2006 were $500,000, $800,000 and $800,000, respectively.

In addition to management fees, commissions on the sale of land in Rancho Monterey, S.A., and Monterey del Este, S.A., were paid to Monterey Management, S.A. and others including unrelated real estate agents and brokers in the years ended December 31, 2006, 2005, and 2004.  However, Mr. Simon was paid $56,250 by Monterey Management in 2007 for consulting fees relating to the sale of Monterrey Green Acres S.A., an entity which the Company had no investment

Mr. Whitney, three of our employees and two former employees have an investment in shares of Monterrey Green Acres, S.A., which originally owned approximately 1,500 acres in Monterrey, Costa Rica.  We have no interest in this investment, and did not share in any proceeds from the intended sale of the entity’s shares and related property.  A letter of intent to purchase Monterrey Green Acres, S.A. has been signed by an interested buyer who is an independent contractor for us.

The independent members of the Board of Directors are reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Note 7 - Property and equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
	(restated)	(restated)
Land	$2,460	$2,510
Buildings	3,891	3,996
Aircraft	7,867	2,114
Software	2,101	1,609
Equipment	1,424	1,253
Furniture and fixtures	792	772
Leasehold improvements	1,908	1,333
	20,443	13,587
Less: accumulated depreciation	(3,979)	(3,536)
	16,464	10,051
Less: Assets held for sale	(4,719)	—
	$11,745	$10,051

	Years ended December 31,
	2006	2005	2004
	(restated)	(restated)	(restated)
Depreciation expense	$971	$1,022	$393

Assets held for sale at December 31, 2006 consisted of the following (in thousands):

Land and building of European headquarters	$3,340
Corporate aircraft	1,379
$4,719

See Note 3 — Impairment of assets and special items regarding the impairment charge of $0.8 million in 2006 related to property and equipment.

Note 8 - Intangible assets

Intangible assets consist of the following (in thousands):

	December 31,
	2006	2005
	(restated)	(restated)
Customer lists	$1,154	$1,504
Trademarks	300	1,050
Other intangibles	—	300
	1,454	2,854
Less: accumulated amortization	(958)	(1,391)
	$496	$1,463

	Years ended December 31,
	2006	2005	2004
	(restated)	(restated)	(restated)
Amortization expense	$282	$459	$539

Goodwill of $2.0 million was deemed impaired at December 31, 2006 (see Note 3 - Impairment of assets and special items).

Future amortization expense of intangibles is as follows (in thousands):

Years ending December 31
2007	$64
2008	64
2009	64
2010	64
2011	64
Thereafter	176
$496

Note 9 - Long-term debt

Long-term debt consists of (in thousands):

	December 31,
	2006	2005

Notes payable to individuals for the purchase of equity interest in SCB Building LLC. Principal and interest payment beginning in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,976	—
Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	1,976	1,962
Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by our aircraft. The note is personally guaranteed (up to $0.2 million) by our Chairman and Chief Executive Officer.	983	1,035
Note payable to an individual for purchase of equity interest in Rancho Monterrey, S.A Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by our Common Stock.	213	345
Other installment notes payable	6	32
	6,154	3,374
Less: current portion	(3,139)	(462)
	$3,015	$2,912

The following reflects our commitments for debt and other commitments as of December 31, 2006 (in thousands):

	Notes payable	Real estate mortgages	Other installment notes	Total Debt	Operating lease commitments	Total Commitments
2007	$174	$2,959	$6	$3,139	$1,271	$4,410
2008	108	—	—	108	820	928
2009	39	—	—	39	752	791
2010	41	—	—	41	571	612
2011	44	—	—	44	545	589
Thereafter	2,783	—	—	2,783	506	3,289

	$3,189	$2,959	$6	$6,154	$4,465	$10,619

Note 10 - Stock options

Stock-based compensation plans

Our 1998 Stock Option Plan provides for the granting of stock options to key employees and members of the Board of Directors.  Vesting under the 1998 Plan is as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service.  All options expire ten years from the date of grant.

Effective January 1, 2006, we adopted the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period.  We estimated forfeiture rates for 2006 based on historical experience.

Prior to 2006, we accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for our stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant.  Under APB No. 25, we were required to record expense over the vesting period for the value of options granted.  Prior to 2006, the Company provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.  Our net earnings and net earnings per share for the twelve months ended December 31, 2005 would have been reduced if compensation cost related to stock options had been recorded in the Consolidated Financial Statements based on fair value at the grant dates.  See Note 2, Summary of Significant Accounting Policies, Stock options and stock-based compensation.

The estimated fair value of the option grants was calculated using a Black Scholes Merton option pricing model (“Black Scholes model”).  The following summarizes the assumptions used in the Black Scholes model:

Risk free interest rate	4.36% - 4.64%
Expected volatility	71.5%
Dividend yield	0.0%
Expected term	5.75 years
Weighted average fair market value at grant date	$5.48

The Black Scholes model incorporates assumptions to value stock-based awards.  The risk free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument.  Expected volatility is based on the historical volatility of our stock.

Our estimation of expected term is based on the guidelines in SAB No.107 which allows companies, whose stock options meet specific criteria to be considered “plain-vanilla” options, thereby allowing the simplified method of estimating expected term to be applied.  Our stock option awards meet the criteria to use the simplified method of calculating expected term.  For our company, this calculation was performed using the average of the mid-points for each vesting tranche.  This methodology is not materially different from our historical data on exercise timing.

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands).  Our compensation expense is included in the general and administrative financial statement caption on our Consolidated Statement of Operations and Comprehensive Earnings (Loss):

	Years ended December 31,
	2006	2005	2004
Stock-based compensation expense:
Pretax compensation expense	$881	$—	$—
Income tax benefit	—	—	—
Stock option expense, net of the related tax effect	$881	$—	$—

The following table presents the activity for options outstanding (in thousands, except per share data):

Total Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	1,985	$3.56
Granted	35	8.33
Forfeited	(71)	3.28
Exercised	(696)	2.16
Outstanding as of December 31, 2006	1,253	$4.49	7.1	$1,317
Exercisable as of December 31, 2006	855	$4.03	6.5	$1,206

The weighted average grant-date fair value of options granted during fiscal 2006, fiscal 2005 and fiscal 2004 was $5.48, $3.56, and $2.72, respectively.  During 2006, stock options for 25,000 shares were granted to a named executive officer, and two stock options awards for 10,000 shares each were granted to members of the Board of Directors.  The aggregate intrinsic value of options exercised during the year ended December 31, 2006, was $4.4 million.  Exercise of options during the years of 2006 and 2005 resulted in cash receipts of $1.5 million and zero, respectively.  The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of our nonvested shares as December 31, 2006, and the changes during the year ended 2006 is presented below:

Nonvested Stock Options	Number of options	Weighted average grant date fair value
Outstanding as of December 31, 2005	653	$5.08
Granted	26	8.33
Vested	(275)	5.11
Canceled	(6)	3.28
Outstanding as of December 31, 2006	398	$5.47

As of December 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under our stock option plan.  That cost is expected to be recognized over a weighted average vesting period of approximately 1.5 years.

Note 11 - Employee benefit plan

We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion.  Our contributions, charged to earnings for the years ended December 31, 2006, 2005, and 2004, were $0.2 million, $0.2 million, and $0.1 million, respectively.

Note 12 - Income taxes

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

In 2005, we determined that it was more likely than not that we would realize our deferred tax asset and we reversed our valuation allowance by $6.3 million at year end. Since that time, the following important developments have changed our judgment regarding the likelihood that the deferred tax asset will be realized:

•                  We are incurring significant expenses associated with various SEC and DOJ and state Attorneys General investigations and class action lawsuits.  There is no clear visibility to the conclusion of these investigations or their outcome, and the potential resulting additional expense and uncertainty.

•                  The impairment of two brands, Star Trader® and Cash Flow Generator® has impacted our revenue and cash flows.

As of December 31, 2006, we are estimating that our taxable income will not exceed the amount necessary to use our deferred tax assets.  Therefore, we are increasing our valuation allowance from $14.1 million to $17.6 million.  We have approximately $32.7 million of U.S. Federal net operating loss carryforward which will expire in 2026.  We also have an Alternative Minimum Tax Credit of $0.2 million that will carryforward.

We estimate that we will be liable for approximately $0.4 million in state and non-U.S. taxes for the year ended December 31, 2006.

Our income tax provision (benefit) is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
	(restated)	(restated)	(restated)
Earnings (loss) before taxes:
U.S.	$5,379	$(1,541)	$(23,471)
Non-U.S.	4,628	(1,021)	(8,395)
Total earnings before income taxes	$10,007	$(2,562)	$(31,866)
Provision for taxes:
Current:
Federal	$71	$175	—
State	180	101	—
Non-U.S.	168	254	—
Total Current	419	530	—
Deferred:
Federal	3,524	(635)	(8,180)
State	(1,091)	(74)	(1,426)
Non-U.S.	1,377	(304)	(2,560)
Total Deferred	3,810	(1,013)	(12,166)
Change in valuation allowance	3,477	(6,274)	12,166
Total income tax provision (benefit)	$7,706	$(6,757)	$—
Effective income tax rate	77.0%	(263.7)%	0.0%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Years ended December 31,
	2006	2005	2004
	(in percentages)

Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
Valuation allowance	33.4	(241.0)	38.2
Change in state apportionment	(14.6)	—	—
Incentive stock options	2.5	2.7	—
Goodwill impairment	6.7	—	—
Personal use of aircraft	0.5	1.1
Liquidated damages	2.6	—	—
State income net of federal benefit	5.2	(0.3)	(4.5)
Non-U.S. income taxed at different rates	(0.6)	11.5	1.1
Other	6.3	2.7	0.2
Effective income tax rate	77.0%	(263.7)%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.  Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005	2004

Deferred tax assets:
Net operating losses, federal	$11,442	$12,265	$15,639
Net operating losses, state	3,099	1,544	2,138
Net operating losses, non-U.S.	2,026	3,403	3,099
Allowance for bad debt	132	356	—
Intangible amortization	404	50	—
Deferred revenue asset	6,284	9,818	4,219
Tax credits — Alternative Minimum Tax	230	175	—
Other	196	47	—
Valuation allowance	(17,581)	(14,104)	(20,378)
Total deferred tax assets	$6,232	$13,554	$4,717
Deferred tax liabilities:
Deferred course expenses	$(5,774)	$(5,405)	$(4,152)
Gain on sale	(188)	(376)	—
Intangible amortization	—	—	(85)
Depreciation	(270)	(486)	(480)
Total deferred tax liabilities	$(6,232)	$(6,267)	$(4,717)
Reported as:
Current deferred tax assets	$—	$—	$—
Noncurrent deferred tax assets	6,232	13,554	4,717
Current deferred tax liabilities	(6,232)	(6,267)	(4,717)
Net deferred taxes	$—	$7,287	$—

Note 13 - Income (loss) per share

Basic earnings per share are calculated using the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants, including 0.5 million, zero, and zero options that were dilutive for the years ended December 31, 2006, 2005, and 2004, respectively.  There are a total of 1,253,500 stock options, 890,719 warrants to purchase common stock outstanding as of December 31, 2006, and a combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering.  The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

All financial information, except per share amounts, is expressed in thousands:

	Years ended December 31,
	2006	2005	2004
	(restated)	(restated)	(restated)
Numerator for diluted earnings (loss) per common share	$2,301	$4,195	$(31,866)
Denominator for basic earnings per share - weighted average shares	11,162	8,859	8,589
Effect of dilutive securities - options and warrants	458	501	—
Denominator for diluted earnings per share - adjusted weighted average shares	11,620	9,360	8,589
Diluted earnings (loss) per common share	$0.20	$0.45	$(3.71)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 14 - Revenue

The following table illustrates the impact of deferring revenue by reconciling gross cash receipts to recorded revenue for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years ended December 31,			Change over
	2006	2005	2004	2005	2004

Cash received from course and product sales:
Basic training sessions	$22,677	$25,017	$34,202	(9.4)%	(33.7)%
Advanced courses	117,071	112,008	91,855	4.5	27.5
Outreach programs	59,669	40,415	23,723	47.6	151.5
Products sales	14,089	12,317	8,828	14.4	59.6
Other	9,554	6,639	5,479	43.9	74.4
Total cash received from course and product sales	223,060	196,396	164,087	13.6	35.9
Less: Net change in deferred revenue	1,594	(33,289)	(27,828)	(104.8)	(105.7)
Revenue for financial reporting purposes	$224,654	$163,107	$136,259	37.7%	64.9%

Note 15 - Business segment information

We operate primarily in three business segments: real estate education, financial markets education, and international.  Our revenues are generated through the sale of real estate and financial market education courses, programs and products.  Operating results for the segments reported below are evaluated regularly by Executive Management.

The following tables are (in thousands):

	Years ended December 31,
Segment revenues	2006	2005	2004
	(restated)	(restated)	(restated)
Real estate education	$94,543	$104,768	$88,819
Financial markets education	112,493	46,574	32,644
International	17,618	11,765	14,796
Total revenues	$224,654	$163,107	$136,259

	Years ended December 31,
Segment gross profit	2006	2005	2004
	(restated)	(restated)	(restated)
Real estate education	$11,358	$24,834	$6,737
Financial markets education	28,937	(8,602)	(7,910)
International	8,519	1,354	(3,995)
Total gross profit	$48,814	$17,586	$(5,168)

	Years ended December 31,
Depreciation and amortization expense	2006	2005	2004
	(restated)	(restated)	(restated)
Real estate education	$637	$725	$80
Financial markets education	367	475	566
International	90	106	52
Corporate	159	175	234
Total depreciation and amortization expense	$1,253	$1,481	$932

	December 31,
Segment identifiable assets	2006	2005	2004
	(restated)	(restated)	(restated)
Real estate education	$15,627	$15,046	$12,343
Financial markets education	9,135	10,957	6,144
International	4,647	5,519	6,122
Corporate	62,278	66,711	31,064
Total identifiable assets	$91,687	$98,233	$55,673

Note 16 - Summarized quarterly results

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

	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
	(restated)	(restated)	(restated)	(restated)	(restated)
2006 (b)
Revenue	$44,889	$48,013	$52,554	$79,198	$224,654
Gross profit	4,232	3,850	7,137	33,595	48,814
(Loss) income from operations	(4,297)	(4,701)	(1,710)	18,889	8,181
Net(loss) income	$(4,163)	$(4,412)	$(1,023)	$11,899	$2,301
Per share amounts:
Diluted (loss) earnings per share(a)	$(0.39)	$(0.40)	$(0.09)	$0.98	$0.20
Basic (loss) earnings per share(a)	$(0.39)	$(0.40)	$(0.09)	$1.01	$0.21

	(restated)	(restated)	(restated)	(restated)	(restated)
2005 (c) (d) (e)
Revenue	$38,434	$40,826	$42,810	$41,037	$163,107
Gross profit	6,483	3,410	3,820	3,873	17,586
Income (loss) from operations	530	(2,528)	(2,422)	(4,166)	(8,586)
Net income (loss)	$868	$(2,652)	$5,211	$768	$4,195
Per share amounts:
Diluted earnings (loss) per share(a)	$0.10	$(0.30)	$0.56	$0.08	$0.45
Basic earnings (loss) per share(a)	$0.10	$(0.30)	$0.60	$0.09	$0.47

	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
2006 (b)
Revenue	$44,889	$47,525	$52,340	$79,900	$224,654
Gross profit	4,232	3,842	7,134	33,315	48,523
(Loss) income from operations	(4,371)	(4,835)	(1,842)	18,738	7,690
Net (loss) income	$(3,848)	$(4,546)	$(1,260)	$11,409	$1,755
Per share amounts:
Diluted (loss) earnings per share(a)	$(0.36)	$(0.42)	$(0.11)	$0.94	$0.15
Basic (loss) earnings per share(a)	$(0.36)	$(0.42)	$(0.11)	$0.97	$0.16

	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
2005 (c) (d) (e)
Revenue	$38,434	$40,898	$44,050	$39,725	$163,107
Gross profit	6,704	3,215	3,623	4,961	18,503
Income (loss) from operations	414	(2,482)	(2,403)	(4,690)	(9,161)
Net income (loss)	$811	$(2,120)	$5,252	$(93)	$3,850
Per share amounts:
Diluted earnings (loss) per share(a)	$0.08	$(0.24)	$0.56	$(0.01)	$0.41
Basic earnings (loss) per share(a)	$0.09	$(0.24)	$0.60	$(0.01)	$0.43

(a)                                  Income (loss) per share is computed independently for each quarter and the full year based upon respective average shares outstanding.  Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

(b)                                 The fourth quarter of 2006 reflected $36.0 million in revenue associated with the initial applications of course breakage in our financial markets education segment and United Kingdom business, $3.6 million in impairment charges, and $2.3 million in special charges and $7.3 million in the reversal of the net deferred tax asset.

(c)                                  In the first and second quarters of 2005 we received approximately $0.3 million and $0.9 million respectively, from an insurance claim that resulted in the interruption of our business caused by Hurricane Charley in 2004.

(d)                                 In the third quarter of 2005, we recorded a deferred tax asset, net of deferred tax liability, of $6.7 million.

(e)                                  In the fourth quarter of 2005, we recorded $3.0 million in bonus expense and realized a $5.6 million gain before minority interest on the sale of the SCB office building.

Note 17 - Commitments and contingencies

Software commitment

In December 2005, we entered into a commitment for new Customer Relationship Management (“CRM”) software which includes licensing, training, and maintenance for approximately $3.0 million.  Implementation began in the first quarter of 2007.  Through the end of 2006, we recorded $1.6 million in expense and $0.7 million in capital against this commitment.  Also during 2006, an additional $1.0 million was committed to complete the software installation.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating leases

We lease office space for administrative and training requirements.  These leases expire from May 2007 to January 2013 (in thousands).

	Years ended December 31,
	2006	2005	2004

Rental expense for operating leases	$855	$823	$847

Future minimum rental payments under the non-cancelable leases included above are as follows (in thousands):

Years ending December 31,
2007	$1,271
2008	820
2009	752
2010	571
2011	545
Thereafter	506
$4,465

Other Contingencies

On November 14, 2006, we were notified by the SEC that the Commission is conducting a formal, nonpublic investigation to determine whether we complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market education programs, and, (ii) our acquisition of certain other companies.  The SEC has requested documents and information from us in the course of their investigation.

On December 11, 2006, we received a subpoena from the United States Attorney for the Eastern District of Virginia requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002, to the present.  We were notified that a grand jury investigation related to this matter has commenced.  We intend to cooperate fully with this investigation.

We have cooperated with each of these investigations by providing requested documents and other information or items and intend to continue to do so.  In December 2006, our Board of Directors established a Special Committee of independent directors to conduct an internal investigation of the activities that are the subject of the government investigations, and the Special Committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr (“WilmerHale”) to assist with the investigations.  The matters under investigation included (i) the claimed efficacy of the Company’s stock market education programs, and (ii) the Company’s acquisition of certain other companies.  Members of our management, including Mr. Whitney, were interviewed by WilmerHale, consistent with the Company’s cooperation with the investigations by the SEC and DOJ.  The Special Committee reported its findings and made recommendations to the Board of Directors, as previously disclosed on the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2007.

We are involved from time to time in routine legal matters incidental to our business.  Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our financial position or results of operations.  See Note 18 – Subsequent Events.

Note 18 – Subsequent Events

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

On January 30, 2007, we were served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida alleging violations of certain federal securities laws.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired our stock from November 18, 2003 through and including December 15, 2006.

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

On March 22, 2007, a complaint was received by our wholly owned subsidiary, Whitney Education Group, Inc.  The case is Glenn Acciard, et. al. vs. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Fifth Judicial Court in and for Lee County, Florida alleging that the Company, two of our executive officers and 16 other defendants not associated with the Company, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students.  The allegations in the complaint include claims of constructive and common law fraud and other violations.

On March 22, 2007, Mr. Stephen Cootey resigned as a member of the Board of Directors of Whitney Information Network, Inc.

On March 23, 2007 Mr. Robert Petrelli resigned as a member of the Board of Directors of Whitney Information Network, Inc.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 2 and 10 to the Consolidated Financial Statements, the Company has changed its method of accounting for stock-based compensation by adopting SFAS No.123R Share-Based Payment effective January 1, 2006.

Further, as described in Note 1 – Restatement, the Company has restated its Consolidated Financial Statements.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Ehrhardt Keefe Steiner & Hottman PC

March 30, 2007, except for the Notes to the Consolidated Financial Statements 1, 6 and 12 as to which the date is January 15, 2009.

Denver, Colorado

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES (Restated)

Restatement of Previously Issued Financial Statements

See the Explanatory Note to this Form 10-K and Item 8 – Financial Statements and Supplementary Data Note 1 – Restatement to the Consolidated Financial Statements.

Our current Chief Executive Officer and current Chief Financial Officer have concluded that material weakness existed in prior years, specifically as they relate to the acquisitions from 2001 and 2003 and related party disclosures.  These material weaknesses primarily resulted from a lack of sufficient resources in our accounting and finance organization and have continued to manifest themselves in the areas discussed below.  Our management has discussed these material weaknesses with our Audit Committee.  In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting as discussed below.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure.  At the time of our filing of the Annual Report on Form 10-K for the year ended December 31, 2006 (filed on April 2, 2007), Mr. Whitney, our former Chairman and Chief Executive Officer and Mr. Novas, our former Co-President and Chief Financial Officer at that time concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this report.  In conducting their evaluation, the following material weaknesses in our internal controls that could cause misstatements in our Consolidated Financial Statements were identified:

•                  Lack of knowledgeable personnel in accounting and financial reporting areas, a lack of formalized processes and procedures over key areas in the accounting and reporting functions, and inadequate supervision and review over the financial reporting function.  These deficiencies are particularly significant in the following areas:

•                  Income tax provision calculation

Subsequent to the evaluation performed by Mr. Whitney, our former Chairman and Chief Executive Officer and Mr. Novas, our former Co-President and Chief Financial Officer, the current Chief Executive Officer and the Chief Financial Officer have evaluated the design and effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2006, and agree with the material weaknesses identified above.  In addition to the items noted above, the current Chief Executive Officer and the current Chief Financial Officer have identified the following additional material weaknesses:

(a)          Monthly accounting closing process:  We had inadequate controls related to our monthly accounting closing process, including limited evidence of review of reconciliations, account analysis and journal entries.  In addition, because of inadequate financial and human resources, including an inadequate number of knowledgeable accounting personnel, management was overly involved in the detailed compilation and preparation of our financial reports and analyses.  As a result, management was unable to provide the necessary level of review in the monthly financial statement preparation.  This material weakness adversely affected the accuracy and timeliness of our financial reporting.

(b)         Inadequate disclosure of and accounting for related party transactions and relationships.

b)                     Several material weaknesses were identified and reported in our Annual Report on Form 10-K for the years ended December 31, 2006 and 2005.  We initiated corrective actions at that time to address internal control deficiencies and have remediated many of the weaknesses reported in 2006 and 2005.  We will continue to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on an ongoing basis, taking corrective action as appropriate.  In addition, since March 2007 through the current date, we have hired or appointed a number of new senior management individuals in the following roles:

•                  Chief Executive Officer;

•                  Chief Financial Officer;

•                  Vice President, Financial Planning and Analysis;

•                  Corporate Controller; and

•                  Director of Financial Reporting

We are actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis and financial systems.  We will continue to upgrade our personnel and our financial reporting systems to improve our internal controls.

Although the above-mentioned steps are beginning to correct the noted deficiencies, we cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future.  We may be hampered in this regard by our current level of staffing or our current accounting system.  Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, result in misstatements in our Consolidated Financial Statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

In addition, the efforts to improve our internal controls could require us to expend significant time and management resources or make other substantial changes.  If our internal controls are deemed to be inadequate, or if other unforeseen events occur, our external auditors could resign, leading to a delay in the preparation of our financial statements and an increase in our audit fees.  If we were required to obtain new external auditors, those auditors could require a lengthy period to become familiar with our operations.  The process of retaining new external auditors could also limit our access to the capital markets for an extended period of time.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Restated)

The information contained in Item 10 in the Original Filing omitted the names of two persons who served as directors of the Company during 2006.  We have amended this section to include the names of these persons, updated the Audit Committee description and the Section 16(a) beneficial ownership compliance table and deleted information about the Compensation Committee, which is included in Item 11 in this Form 10-K/A.

The following table and text set forth the names and biographies of all directors and executive officers of our Company as of December 31, 2006.  Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successor is duly elected and qualified.  Officers are elected by, and serve at the discretion of, the Board of Directors.  The executive officers and directors as of December 31, 2006, were as follows:

Name	Age	Position
Russell A. Whitney	51	Chairman of the Board of Directors and Chief Executive Officer
Al Novas	43	Co-President and Chief Financial Officer
Ronald S. Simon	63	Co-President and Chief Operating Officer, Secretary and Director
John F. Kane	53	Executive Vice President, Operations
Frederick A. Cardin (1)(2)	60	Director
Chester P. Schwartz (1)(2)	61	Director
Stephen L. Cootey (2)	38	Director
Anthony B. Petrelli(1)	54	Director

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

 Russell A. Whitney, Chairman of the Board of Directors and Chief Executive Officer.  Mr. Whitney is our founder and has been our Chief Executive Officer and its predecessors since 1987.  Mr. Whitney is also an active real estate investor for his own account and has written and published several books on wealth building topics.

Alfred R. Novas, Co-President and Chief Financial Officer.  Mr. Novas was elected by the Board of Directors to his current position in 2007.  He joined us in 2006 as Chief Financial Officer from Novas and Associates where he led a strategic and financial planning consulting practice since 2002.  From 2001 to 2002, Mr. Novas was President and Chief Executive Officer of Childtime Learning Centers, Inc.  Prior to this, Mr. Novas held senior financial and executive positions with Burger King Corporation, The Pillsbury Company, and Pizza Hut, Inc., a former division of PepsiCo, Inc.  Mr. Novas started his career with Touche Ross & Co. (now Deloitte & Touche LLP), has a Bachelor of Business Administration degree from the University of Notre Dame and a Masters of Accounting from St. Thomas University.

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

Frederick A. Cardin, Director.  Dr. Cardin has been a director since 2003.  Since 1996, he has been managing director of Harvard Growth Strategies, a consulting firm which advises clients on business strategies, financing and marketing.  From 1974 to 1981, he was a member, and subsequently a partner and a director, of the Cambridge Research Institute, a strategic planning consulting firm in Cambridge, Massachusetts.  From 1970 to 1971, he held a faculty appointment in international finance at the Harvard Business School.  Dr. Cardin earned his Masters of Business

Administration with distinction and his Doctorate in Finance from the Harvard Graduate School of Business Administration. He earned a Bachelor’s degree in economics summa cum laude from Tufts University.

Chester P. Schwartz, Director.  Mr. Schwartz has been a director since 2003.  Since 1970, he has been engaged in the private practice of law in Denver, Colorado, specializing in real estate and commercial law.  He earned a Bachelor of Science degree in business administration and accounting and a Juris Doctor degree from the University of Colorado.

Stephen L. Cootey, Director.  Mr. Cootey joined us as a director in January 2006.  Since 2004, he has been a Principal at Prides Capital LLC, an affiliate of Prides Capital Fund LLP and an investment firm specializing in investing in small and micro-cap public and private companies.  Prides Capital Fund LLP is a 14.1% stockholder of us, and Mr. Cootey was appointed as one of our directors at the request of Prides Capital Fund LLP.  From 2001 to 2004, Mr. Cootey was a Vice President with Credit Suisse First Boston.  Prior to that time, Mr. Cootey had over six years of management consulting and operational experience at the Goldman Sachs Group, Inc. and Andersen Consulting.  He is a director of eDiets.com, Inc., a NASDAQ traded public company.  Mr. Cootey holds a B.A. Degree in physics and government from Bowdoin College in Brunswick, Maine and a Masters of Business Administration from the Columbia Business School in New York, New York.  Mr. Cootey resigned as a member of the board of directors on March 22, 2007, as disclosed by a Current Report on Form 8-K filed March 23, 2007.

Anthony B. Petrelli, Director.  Mr. Petrelli joined us as a director in March 2006.  Since 1987, he has been the Senior Vice President and a director of Neidiger, Tucker, Bruner, Inc., a Denver, Colorado based securities brokerage firm.  His responsibilities at Neidiger include managing its Corporate Finance and Investment Banking Department.  He is a member of the firm’s Management Committee and administers the distribution and syndication of its public underwritings and private placements.  Since 2003, he has been Chairman, President and director of the National Investment Banking Association (NIBA).  Since 1991, he has served on a number of committees of the National Association of Securities Dealers, Inc. (NASD), most recently as a member of the NASD’s Statutory Disqualifications Committee, Vice Chairman of the NASD’s National Adjudicatory Council and member of the NASD’s Corporate Finance Committee and its Small Firm Advisory Board.  He earned a Bachelor of Science degree and Masters of Business Administration degree from the University of Colorado.  Mr. Petrelli resigned as a member of the board of directors on March 23, 2007, as disclosed by a Current Report on Form 8-K dated March 23, 2007.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Conduct and a Code of Ethics that embody our commitment to conduct business with the highest ethical standards.  The Code of Conduct provides principles and standards by which our employees will conduct themselves.  To the extent possible, the Code of Conduct has been made available to all independent contractors and key vendors involved with our Company.

In addition to the Code of Conduct, our directors, executive officers, and senior financial employees of our Company are also subject to the Code of Ethics and are expected to adhere to the principles and procedures set forth.  We filed a copy of our Code of Ethics as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006.  Both the Code of Conduct and our Code of Ethics is posted on the Corporate Governance section of our Web site at www.wincorporate.com.

Audit Committee

Our Board of Directors has established a standing Audit Committee that consists of three independent directors.  The members of the Audit Committee during 2006 were Messrs. Schwartz, Cardin, and Petrelli.  Mr. Schwartz served as the Audit Committee Chairman in 2006.  The Audit Committee has adopted a written charter, which is available at our website located at www.wincorporate.com under the Corporate Governance tab.  The Board of Directors has determined that each of these directors is “independent” as determined in the listing requirements for the National Capital Market (“NASDAQ rules”) and the SEC rules.  The Board of Directors has also determined that each of these directors is financially literate and that Mr. Schwartz further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the SEC.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish the Company with copies of those reports.  To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that during the year ended December 31, 2006, its officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a) except as follows:

	Number of Late Filings	Number of Transactions that were not Reported
Russell A. Whitney	2	2
Ronald A. Simon	3	3
John F. Kane	1	1
Nicholas S. Maturo	1	1
Frederick A. Cardin	1	1
Chester P. Schwartz	1	1
Prides Capital Partners, LLC	1	2

ITEM 11.  EXECUTIVE COMPENSATION (Restated)

We have included the information required by item 11 relating to executive compensation in this Form 10-K/A.   Our Original Filing did not contain this information.

Compensation Discussion and Analysis

Overview of Executive Compensation Program

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the Named Executive Officers appearing in the Summary Compensation Table.  This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Named Executive Officer during 2006.

Compensation Philosophy and Objectives

Our executive compensation programs are designed to attract and retain highly qualified employees through competitive compensation and benefit programs, to reward our employees for personal contributions that grow the business and to maximize shareholder returns through pay programs.

Our philosophy, which the Compensation Committee reviews annually, is to:

•                  reward performance versus entitlement,

•                  pay our managers and executives like owners,

•                  design pay programs at all levels that are aligned with employee, student and shareholder metrics, and

•                  emphasize long-term incentive compensation.

We consider all elements of compensation annually in the first quarter of the fiscal year related to the prior fiscal year, in order to take into consideration the relationship between all the elements at the time that determinations are made.

A significant percentage of total compensation is allocated to incentives, which consist of annual incentive compensation and stock appreciation, as a result of the philosophy mentioned above.  There is no pre-established policy or target for the allocation between either cash and non-cash or short term and long-term incentive compensation.  Rather, our Compensation Committee considers information provided by Mercer Human Resources Consulting, among other factors, to determine the appropriate level and mix of incentive compensation.

The members of our Senior Executive Management Team in fiscal 2006 were Russell Whitney, our former Chief Executive Officer, Alfred Novas, our former Co-President and Chief Financial Officer, Ronald S. Simon, our former Co-President and Chief Operating Officer and, John F. Kane, Executive Vice President, Operations.  In addition, Nicholas S. Maturo served as our President and former Chief Operating Officer from September 30, 2005, until December 15, 2006.  We sometimes refer to these individuals as the “Senior Executive Management Team” or the “Named Executive Officers.”

Role of Compensation Committee and Executive Officers in Compensation Decisions

The role of our Compensation Committee is to oversee our compensation programs and retirement plans and policies and review and approve all compensation decisions relating to the Company’s Senior Executive Management Team, including those for our Chief Executive Officer and the other Named Executive Officers.  Our Compensation Committee reviews, and in conjunction with the entire Board of Directors and our Chief Executive Officer, makes all compensation decisions for the Senior Executive Management Team.  The Board of Directors reviews the annual compensation package of our Chief Executive Officer.

Our Compensation Committee intends to meet with our Chief Executive Officer at least annually to review the performance of the other Senior Executive Management members, receive the recommendations of the Chief Executive Officer on the Senior Executive Management Team compensation and approve their annual compensation packages.  This meeting is intended to include a review by the Chief Executive Officer of the performance of each Senior Executive Management Team member who reports directly to our Chief Executive Officer.

Setting Executive Compensation

In furtherance of the philosophy and objectives described above, in setting compensation for our executives, other than our Chief Executive Officer, our Compensation Committee considers data which was obtained from the consulting firm of Mercer Human Resources Consulting, in addition to other factors, to assess competitive pay levels and establish compensation targets for base salary, annual incentives and long term incentives for the Senior Executive Management Team below our Chief Executive Officer.  The data from this consulting firm’s surveys reflect compensation practices of education industry companies with annual revenues and free cash flow, which is similar in size to the Company, for executives with responsibilities cutting across the entire enterprise (“survey data”).  The Compensation Committee believes that targeting compensation in this manner appropriately reflects the labor market for Company executives.

With respect to reviewing and setting 2006 compensation for the Senior Executive Management Team, the Compensation Committee reviewed data recommended by Mercer Human Resources Consulting from similar education industry companies.  Mercer Human Resources Consulting provided a comprehensive review for the Compensation Committee using data from its own survey database for a select group of companies.  The select group of companies were comparably sized and in related or similar industry segments.

Base salary

We provide Named Executive Officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Our Compensation Committee reviews each Named Executive Officer’s salary and performance annually.  Market data from the survey group is used to determine base salary ranges for Named Executive Officers based on the position and responsibility.  A Named Executive Officer’s actual salary relative to this competitive salary range varies based on the level of his or her responsibility, experience, individual performance and internal equity considerations.  Specific salary increases take into account these factors and the current market for management talent.  All of our Named Executive Officers have employment agreements with the Company, and the annual base salary was established by that agreement.  However, salary increases are reviewed by the Compensation Committee each year.

Annual incentive compensation

The Company’s Compensation Committee granted incentive bonuses to its Named Executive Officers in fiscal 2006.  These bonuses were discretionary bonuses and were based on a variety of factors.  The Compensation Committee considered the extra workload and stressful environment for the Named Executive Officers resulting from the investigations in 2006, coupled with individual performance and retention considerations.  It also met and considered the discretionary bonus recommendation of Mercer Human Resources Consulting (“Mercer”), although the Compensation Committee agreed to higher annual incentive compensation bonuses to the Named Executive Officers than the amounts recommended by Mercer due to the considerations listed above.

The chart below provides the calculation of each Named Executive Officer’s 2006 annual incentive bonus:

	Base salary at December 31, 2006	2006 annual incentive award
Russell A. Whitney	$600,000	$562,500
Alfred R. Novas (a)	275,000	281,250
Ronald S. Simon	300,000	281,250
John F. Kane	250,000	150,000

(a)                                  Mr. Novas commenced employment with the Company on January 20, 2006, and terminated on November 29, 2007.

Long term incentive compensation – Stock Option Grants

The principal purpose of our long-term incentive compensation is to motivate our executives to help us achieve our long-range performance goals that will enhance our value and, as a result, enhance the price of our stock and our shareholders’ returns on their investments.  According to Mercer Human Resources Consulting, the Company’s long-term incentives are well below the 50th percentile for the survey group.

We award stock option grants at the same time other elements of annual compensation are determined so that we can consider all pieces of compensation when determining the grant awards.  In addition, we may make grants on other date and times when the Compensation Committee or the Board holds meetings.  We set the exercise price at the closing price of our common stock on the date of grant.  Management recommends the awards to be made pursuant to 1998 Stock Option Plan to the Compensation Committee.  While the Compensation Committee gives significant weight to management recommendations concerning grants to the Senior Executive Management Team members (other than the Chief Executive Officer), the Compensation Committee makes the determination whether and to whom to issue grants and determines the amount of the grant.  These stock options typically have ten year contractual terms and vest 25% upon grant and vest ratably over the next three years.

The Compensation Committee did not grant any stock options to any Named Executive Officers in fiscal 2006, except for a grant of 25,000 stock options to Alfred Novas in February 2006 which were granted upon the commencement of his employment with the Company.  The exercise price of these options was $7.60 per share.  Mr. Novas received an additional stock option grant of 180,000 options in March 2007, with an exercise price of $4.18 per share.

In 2006, the Board of Directors delegated to Messrs. Whitney, Novas and Simon the ability to make grants to employees who are not Senior Executive Management Team members.  In the case of these grants, the Committee sets all the terms of each award, except the actual number of stock options, which are determined by Messrs. Whitney, Novas, and Simon pursuant to guidelines approved by the Compensation Committee in January of each year.

In March 2007, the Board of Directors set aside a pool of 420,000 stock options for the purposes of retention and new hire recruitment.  The Board of Directors has delegated to Messrs. Whitney, Novas, and Simon the ability to allocate this pool.

From time to time, the Compensation Committee grants stock options to selected employees in addition to the regular annual grant in recognition of superlative performance and an extraordinary impact on business results.

Deferred compensation plans

The Company does not have a deferred compensation plan.

Retirement benefits

The Company provides contributions to a 401(k) Plan.

Medical, dental, life insurance and disability coverage

We provide other benefits such as medical, dental and life insurance and disability coverage to each Named Executive Officer in benefits plans which are also provided to all eligible U.S. based salaried employees.  Eligible employees, including the Named Executive Officers, can purchase additional life, dependent life and accidental death and dismemberment coverage as part of their employee benefits package.  The value of these benefits is not included in the Summary Compensation Table since they are made available on a companywide basis to all U.S. based salaried employees.

Perquisites

The value of the perquisites are included in the Summary Compensation Table in the column headed “All Other Compensation.”

Use of corporate aircraft

As of March 16, 2007, Mr. Whitney reimbursed the Company for personal use of the corporate aircraft at the incremental variable cost associated with each trip which is calculated as a portion of the aircraft fuel, hanger cost, flight crew, travel fees, landing fees and catering costs.  Other Named Executive Officers may use the corporate aircraft for personal use with the prior approval of the Company.  Fixed costs which do not change based on usage, such as pilot salaries and the costs of maintenance not related to trips are excluded.  In addition, depending on seat availability, family members of Named Executive Officers may travel on the corporate aircraft to accompany executives who are traveling on business.  There is no incremental cost to the Company for these trips.  No other Named Executive Officer used the corporate aircraft for personal travel in 2006.

The Company has owned an aircraft since late 2002.  In the years 2003 through 2006, the corporate aircraft was a Cessna Citation II.  Mr. Whitney used the corporate aircraft for personal use approximately 26% of the total hours flown in those years.  Compensation cost to Mr. Whitney for purposes of imputed income as determined under the regulations of the Internal Revenue Service was calculated using the Standard Industry Fare Level (“SIFL”) rate guidelines and was included in Mr. Whitney’s W-2 as taxable income.  However, the amounts were not disclosed in earlier filings.  For the years 2003 through 2006, the approximate value of Mr. Whitney’s personal use of the aircraft, as based on the SIFL rate calculation described above was $14,000, $8,500, $17,200, and $18,200, respectively.  The amounts included in his W-2 reported compensation for the same years was $22,500, $22,500, $5,200, and $6,100, respectively.  Amounts per year reported as compensation differ from the calculation because the SIFL calculation was incorrectly prepared in the years 2003 through 2006.  The total difference of $1,600 that was not included in Mr. Whitney’s compensation will be included in his 2008 W-2 as taxable income.

Other perquisites

Our former Chief Executive Officer, Mr. Whitney, receives $7,500 annually for expenses associated with the usage of a Company owned automobile.  The Company also pays directly for Mr. Whitney’s use of a Blackberry® device.  Mr. Whitney uses the services of Company employees in our Real Estate Development department for personal investments.  He has reimbursed the Company in full for the use of these employees time.

For the Senior Executive Management Team members below the Chief Executive Officer, we do not provide for any material perquisites.  Mr. Simon is reimbursed for use of a Blackberry® device.  Certain temporary housing expenses were covered by the Company in connection with Mr. Novas’ relocation to Southwest Florida.

Use of corporate credit cards for personal expenses

Our former Chief Executive Officer, Mr. Whitney, has occasionally used the corporate credit cards for personal expenses.  Our practice has been to collect reimbursement for those charges.

Dividend and warrants proceeds

Mr. and Mrs. Whitney received $5.1 million and $2.3 million in 2006 in dividends and warrant proceeds, respectively, that relate to equity not associated with compensation and thus are not included in the disclosed compensation tables.

Compensation of our Chief Executive Officer

Our Board of Directors conducted an evaluation of the performance of our former Chief Executive Officer, Russell A. Whitney, which included a review of his leadership in the development and implementation of strategies; his leadership pertaining to business execution and the achievement of results and his development of diversity and management talent.

Mr. Whitney’s base compensation for 2006 was $600,000.  The Compensation Committee approved this level of pay based on the demonstrated strength and effectiveness of Mr. Whitney’s performance in 2005.  In coming to this determination, the Compensation Committee noted that Mr. Whitney’s base salary is above the 75th percentile for the survey group.

The Compensation Committee met and considered the recommendation of Mercer with respect to Mr. Whitney’s compensation.  The Compensation Committee agreed with Mercer’s analysis and bonus recommendations, but increased the annual incentive bonus to Mr. Whitney due to the stressful conditions at the Company.  Mr. Whitney earned an annual incentive cash payment for 2006 performance of $562,500.  The Compensation Committee did not approve any stock option grants to Mr. Whitney for the 2006 fiscal year.

Family members receiving compensation from the Company

Ingrid Whitney, Thea Whitney, and Russell W. Whitney, Jr., are the wife, daughter, and son, respectively, of Russell A. Whitney, our former Chairman and Chief Executive Officer.  Ingrid and Thea Whitney have been employees of the Company since its inception whose total compensation in 2006, calculated in a manner consistent with the Total column of the Summary Compensation Table, was approximately $98,336 and $99,253, respectively, in 2006.  Russell W. Whitney, Jr., who worked as an independent contractor and as an instructor for free introductory workshops of our Company received total compensation of $305,743 in 2006.  We believe the pay of these individuals to be generally consistent with that of our other employees at similar levels and independent contractors whose pay is primarily sales commission — based.

Timothy Kane, a non-executive employee of our Company, is the brother of John Kane, who was our former Executive Vice President, Operations and former President and Chief Operating Officer.  His compensation in 2006, consisting of base salary and sales commissions, calculated in a manner consistent with the Total column of the Summary Compensation Table, was $360,593.  We believe that the compensation paid to this employee is consistent with that of other employees that are paid on a commission basis.  Compensation for the above listed family members dating back to 2001 is detailed in the following chart:

	Income Type	2001	2002	2003	2004	2005	2006
Ingrid Whitney	W-2	$75,000	$118,323	$89,753	$115,000	$112,001	$98,336

Thea Whitney	W-2	$57,516	$60,125	$89,753	$115,000	$116,501	$99,253

Russell W. Whitney, Jr.	W-2	$30,580	$45,524	$51,769	$46,174	$16,900	—

Russell W. Whitney, Jr.	1099	—	—	—	—	$211,419	$305,743

Timothy Kane	W-2	—	—	—	$25,896	$153,875	$360,593

Pursuant to its Charter, the Compensation Committee is responsible for reviewing the retention of each of these individuals and each individual’s level of compensation.

Deductibility of executive compensation

Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code under Section 162(m) that limits the tax deduction for compensation in excess of $1.0 million paid to certain executive officers (“Covered Employees”).  However, performance-based compensation can be excluded from the limit so long as it meets certain requirements.  To qualify as “performance-based” under Section 162(m), compensation payments must be determined pursuant to a plan, by a committee of at least two “outside” directors (as defined in the regulations promulgated under the Code) and must be based on achieving objective performance goals.  In addition, the material terms of the plan must be disclosed to and approved by stockholders and a committee of at least two “outside” directors must certify must certify that the performance goals were achieved before payments can be awarded.  The Company believes that the stock option grants satisfy the requirements for exemption under the Internal Revenue Code Section 162(m), thus the issuance of stock by the Company in connection with the exercise of stock options by the Covered Employees qualifies as performance-based compensation.

For 2006, the compensation not excluded from the limitations imposed by Section 162(m) (“Section 162(m) Compensation”) paid to Mr. Whitney, who is a Covered Employee, exceeded $1.0 million.  To the extent Mr. Whitney’s 2006 Section 162(m) Compensation exceeded $1.0 million; such excess was not deductible by the Company.  The other Covered Employees were in each case paid Section 162(m) Compensation of less than $1.0 million in 2006.

To maintain flexibility in compensating the Covered Employees in a manner designed to promote varying corporate goals, the Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

Total compensation

We intend to continue our strategy of compensating our executives through programs that emphasize performance-based compensation.  The Compensation Committee reviewed each component of compensation and believes that the compensation was reasonable in its totality.  Before finalizing compensation actions in 2006 for our Chief Executive Officer, the Compensation Committee took into consideration all elements of compensation accruing to Mr. Whitney in 2006.  These elements included salary, annual incentive award and perquisites.  Total compensation for each of the Named Executive Officers was reviewed by the Compensation Committee for 2006.  Before finalizing compensation for 2006, the Compensation Committee considered each Named Executive Officer’s salary, annual incentive award and stock option gains realized from exercising stock options.  The Compensation Committee will continue to review total compensation at least on an annual basis.

Compensation Committee

Our Compensation Committee consisted of Messrs. Cardin, Schwartz, and Cootey in 2006, all of whom are independent directors.  Dr. Cardin is currently our Compensation Committee Chairman.  The Compensation Committee consists entirely of independent Directors of the Board who also are outside directors for purposes of Section 162(m) of the Internal Revenue Code and non-employee directors for purposes of Section 16 of the Securities Exchange Act of 1934.  Each member must be free of any relationship that, in the judgment of the Board from time to time, would interfere with the exercise of his or her independent judgment.  Our Compensation Committee has adopted a written charter, which is available at our website at www.wincorporate.com.

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executives during 2006.

SUMMARY COMPENSATION

Year ended December 31, 2006

Name and Principal Position	Year	Salary	Bonus (a)	Option awards (b)	All other compensation (c)	Total
Russell A. Whitney	2006	$600,000	$562,500	$135,000	$290,050	$1,587,550
Chairman of the Board and Chief Executive Officer

Alfred R. Novas	2006	$241,346	$281,250	$61,453	$41,971	$626,020
Co-President and
Chief Financial Officer

Ronald S. Simon	2006	$300,000	$281,250	$188,042	$3,077	$772,369
Co-President and Chief Operating Officer and Secretary

John F. Kane	2006	$250,000	$150,000	$126,625	$2,192	$528,817
Executive Vice President, Operations

Nicholas S. Maturo	2006	$300,000	—	$189,963	$97,357	$587,320
Former President and Chief Operating Officer (until December 15, 2006)

(a)	Bonus amounts reflected Board of Directors’ approved cash payments for 2006.

(b)

This column shows the amount we expensed for the options during 2006 under the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), for outstanding stock option awards and includes compensation cost recognized in the Consolidated Financial Statements with respect to awards granted in 2006 and previous fiscal years. The fair value of the awards has been determined based on the assumptions set forth in Note 10 – Stock options in the Notes to the Consolidated Financial Statements and do not correspond to the actual value that will be recognized by the Named Executive Officers.

(c)	Details of “Other Compensation” included in the following table.

ALL OTHER COMPENSATION
Year ended December 31, 2006

Name	Year	Personal use of Company transportation	Personal use of Company employee services	Executive relocation	Company contributions to 401(k) Plan	Severance payments	Other benefits	Total

Russell A. Whitney (a)	2006	$152,970	$37,080	—	—	$—	$100,000	$290,050
Alfred R. Novas (b)	2006	—	—	$41,971	—	$—	—	$41,971
Ronald S. Simon	2006	—	—	—	$3,077	$—	—	$3,077
John F. Kane	2006	—	—	—	$2,192	$—	—	$2,192
Nicholas S. Maturo (c)	2006	—	—	—	$4,115	$93,242	—	$97,357

(a)             Mr. Whitney’s personal use of Company transportation included $7,500 for Company car expenses and $145,470 for personal use of the Company aircraft.  The value of personal use of the Company aircraft is the incremental variable cost associated with each trip which is calculated as a portion of the aircraft fuel, hangar cost, flight crew, travel fees, landing fees and catering costs.  The personal use of Company employee services of $37,080 includes a portion of the expense associated with employees in our Real Estate Development group that spent time on projects related to Mr. Whitney’s personal business.

(b)            Represented temporary housing in connection with a relocation.

(c)             Mr. Maturo’s termination of employment was December 15, 2006.  Under the terms of his employment agreement, he received his regular salary for three months subsequent to termination and continuation of medical benefits for twelve months subsequent to termination.  We accrued the expense as of December 31, 2006.

(d)            Mr. Whitney was paid $100,000 in connection with additional work be performed related to the sale of the Company’s interest in our investment in the SCB building.

GRANTS OF PLAN BASED AWARDS

Year ended December 31, 2006

The following Grants of Plan Based Awards table provides additional information about the option awards granted to our Named Executive Officers during the year ended December 31, 2006.  We do not have any nonequity incentive award plans and have therefore omitted the corresponding columns.

Name	Grant date	All other option awards: Number of securities underlying options	Exercise or base price of option awards	Grant date fair value of option awards

Russell A. Whitney	—	—	—	—
Alfred R. Novas	2/10/2006	25,000	$7.60	$128,300
Ronald S. Simon	—	—	—	—
John F. Kane	—	—	—	—
Nicholas S. Maturo	—	—	—	—

We estimated the grant date present values using the Black-Scholes option-pricing model.  We used the following assumptions in calculating the Black-Scholes fair value for the option listed above:

2006
Expected term of options in years	5.75
Weighted average volatility	74.5%
Risk-free rate of return	4.6%
Dividend yield	0.0%
Weighted average fair market value at grant date	$5.13

The following table provides information on the current holdings of stock options by the Named Executives Officers.  This table includes unexercised and unvested option awards.  Typically our stock option vest 25% on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service and the remaining 25% of the shares vest at the end of the third year of service.  All options expire ten years from the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Year ended December 31, 2006

	Option awards
	Option grant		Number of securities underlying unexercised options		Option exercise	Option expiration
Name	date		Exercisable	Unexercisable	price	date

Russell A. Whitney	12/13/2005	(3)	62,500	62,500	$6.75	12/13/2015

Alfred R. Novas (1)	02/10/2006		6,250	18,750	$7.60	02/10/2016

Ronald S. Simon	12/13/2005	(4)	50,000	50,000	$6.75	12/13/2015
	01/28/2004	(5)	75,000	25,000	$4.50	01/28/2014
	02/27/2003	(6)	50,000	—	$3.70	02/27/2013
	05/01/2000	(7)	68,000	—	$2.00	05/01/2010
	08/31/1999	(8)	25,000	—	$1.88	08/31/2009

John F. Kane	12/13/2005	(9)	50,000	50,000	$6.75	12/13/2015
	01/28/2004	(10)	18,750	6,250	$4.50	01/28/2014

Nicholas S. Maturo (2)	12/13/2005		50,000	50,000	$6.75	12/13/2015
	01/28/2004		75,000	25,000	$4.50	01/28/2014
	08/29/2003		10,000	—	$3.90	08/29/2013
	04/14/2003		10,000	—	$4.10	04/14/2013
	02/27/2003		25,000	—	$3.70	02/27/2013

(1)             Mr. Novas’ employment ended on November 29, 2007, and any stock options held with the Company were forfeited on February 27, 2008.

(2)             Mr. Maturo’s employment ended on December 15, 2006, and any stock options held with the Company were forfeited on March 15, 2007.

(3)             These options fully vest on 12/13/2008.

(4)             These options fully vest on 12/13/2008.

(5)             These options fully vested on 01/28/2007.

(6)             These options fully vested on 02/27/2006.

(7)             These options fully vested on 05/01/2003.

(8)             These options fully vested on 08/31/2002.

(9)             These options fully vest on 12/13/2008.

(10)       These options fully vested on 01/28/2007.

OPTION EXERCISES

Year ended December 31, 2006

The following option exercises table provides additional information about the value realized by the Named Executive Officers on option exercises during the year ended December 31, 2006.

	Option awards
Name	Number of shares acquired on exercise	Value realized on exercise(b)

Russell A. Whitney (a)	101,250	$644,063
Alfred R. Novas	—	—
Ronald S. Simon	200,000	$1,591,750
John F. Kane	40,000	$318,350
Nicholas S. Maturo	—	—

(a)

Includes 26,250 stock options originally issued to Ingrid Whitney, the wife of Russell A. Whitney. The stock issued upon the exercise of the 26,250 stock options was issued in the name of International Securities 3, LLC, which is beneficially owned by Ingrid and Russell Whitney.

(b)	Value is based on the difference between the exercise price of the option and the fair market value of the Company’s common stock on the date of exercise.

Employment Agreements

Russell A. Whitney

We entered into an employment agreement with Russell A. Whitney, the Company’s former Chief Executive Officer on June 30, 2003, to be effective as of January 1, 2003.  Under his agreement during fiscal 2006, Mr. Whitney was entitled to receive an annual salary of $600,000.  The employment agreement is effective for five (5) years through December 31, 2007, subject to automatic renewal thereafter unless terminated by either party.  Mr. Whitney is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  Mr. Whitney is also subject to the Company’s standard non-disclosure and non-competition restrictions which prevent Mr. Whitney from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Whitney’s employment with the Company is terminated, he is entitled to certain payments set forth in the table titled “Potential Payments on Termination or Change of Control.”

Ronald S. Simon

We entered into an employment agreement with Ronald S. Simon, the Company’s former Co-President, Chief Operating Officer and Secretary on June 30, 2003, to be effective as of January 1, 2003.  Under his agreement during fiscal 2006, Mr. Simon was entitled to receive an annual salary of $300,000.  The employment agreement is effective for five (5) years through December 31, 2007, subject to automatic renewal thereafter unless terminated by either party.  Mr. Simon is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  In connection with his employment agreement, Mr. Simon also signed the Company’s standard non-disclosure and non-competition agreement which prevents Mr. Simon from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Simon’s employment with the Company is terminated, he is entitled to certain payments set forth in the table titled “Potential Payments on Termination or Change of Control.”

John F. Kane

We entered into an employment agreement with John F. Kane, the Company’s former Executive Vice President of Operations and former President and Chief Operating Officer on June 30, 2003, to be effective as of January 1, 2003.  Under his agreement during fiscal 2006, Mr. Kane was entitled to receive an annual salary of $250,000.  The employment agreement is effective for five (5) years through December 31, 2007, subject to automatic renewal thereafter unless terminated by either party.  Mr. Kane is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  In connection with his employment agreement, Mr. Kane also signed the Company’s standard non-disclosure and non-competition agreement which prevents Mr. Kane from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Kane’s employment with the Company is terminated, he is entitled to certain payments set forth in the table titled “Potential Payments on Termination or Change of Control.”

Alfred R. Novas

We entered into an employment agreement with Alfred R. Novas, the Company’s former Co-President and Chief Financial Officer, on January 20, 2006, to be effective as of January 20, 2006.  Under his agreement during fiscal 2006, Mr. Novas was entitled to receive an annual salary of $250,000, which was increased to $275,000 after six months with the Company.  The employment agreement was effective for three (3) years through January 19, 2009.  Mr. Novas is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  In connection with his employment agreement, Mr. Novas also signed the Company’s standard non-disclosure and non-competition agreement which prevents Mr. Novas from directly or indirectly competing with us for a period of 2 years after the termination of his employment for any reason.  If Mr. Novas’ employment with the Company is terminated, he is entitled to certain payments set forth in the table titled “Potential Payments on Termination or Change of Control.”

Nicholas S.  Maturo

We entered into an employment agreement with Nicholas S. Maturo on September 30, 2005, the Company’s former President and Chief Operating Officer to be effective as of September 30, 2006.  Under his agreement during fiscal 2006, Mr. Maturo was entitled to receive an annual salary of $300,000.  The employment agreement was effective for three (3) years through September 30, 2008, wherein it automatically expires.  Mr. Maturo is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  In connection with his employment agreement, Mr. Maturo also signed the Company’s standard non-disclosure and non-competition agreement which prevents Mr. Maturo from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Maturo’s employment with the Company is terminated, he is entitled to certain payments set forth in the table titled “Potential Payments on Termination or Change of Control.”

Mr. Maturo’s employment with the Company was terminated on December 14, 2006, and he received severance benefits of $93,242.

Potential payments upon termination of change in control

We entered into written employment agreements with Russell A. Whitney, Ronald S. Simon, John F. Kane, Alfred Novas and Nicholas S. Maturo.  The employment agreements provide for payments of certain benefits, as described in the tables below, upon the termination of the employee.  The employee’s rights upon termination of his or her employment depend upon the circumstance of the termination.  Central to an understanding of the rights of each employee under the employment agreements is an understanding of the definitions of termination for cause, termination other than for cause and voluntary termination.  For purposes of the employment agreements:

“Termination for Cause” means termination by the Company of Employee’s employment (i) by reason of Employee’s willful dishonesty towards, fraud upon, or deliberate injury or attempted injury to, the Company, (ii) by reason of Employee’s material breach of this Agreement or (iii) by reason of Employee’s gross negligence or intentional misconduct with respect to the performance of Employee’s duties under this Agreement; provided, however, that no such termination will be deemed to be a Termination for Cause unless the Company has provided Employee with written notice of what it reasonably believes are the grounds for any Termination for Cause and Employee fails to take appropriate remedial actions during the 30 day period following receipt of such written notice.

“Termination Other than For Cause” means termination by the Company of Employee’s employment by the Company for reasons other than those which constitute Termination for Cause.

“Voluntary Termination” means termination by the Employee of the Employee’s employment with the Company, excluding termination by reason of Employee’s death or disability.

“Disability” means termination of the Employee by the Company because of illness or physical or mental incapacity (“Disability”) of the employee, and such Disability continues for a period of more than three consecutive months.

Any determination by the Board with respect to Employee’s Disability must be based on a determination of competent medical authority or authorities, a copy of which determination must be delivered to the Employee at the time it is delivered to the Board.  If the Employee disputes this finding, the Employee will have the right to select its own competent medical authority and any disputes will be resolved by binding arbitration.

The executives have also signed the Company’s standard confidentiality and non-competition agreement that applies for certain time periods following the employee’s termination of employment for any reason.   The non-competition time periods after termination of employment are as follows:  Russell A. Whitney – 2 years, Ronald S. Simon – 2 years, John F. Kane – 6 months and Alfred Novas – 2 years.  The employment agreements specify payment to the employees upon each of the following situations:

•                                          death or disability of the employee;

•                                          termination by us for cause;

•                                          termination by us without cause; and

•                                          termination following a change of control for Mr. Whitney and Mr. Simon.

The table below illustrates the potential payouts to each Named Executive Officer employed by the Company as of December 31, 2006, under each of the various separation situations.  The table assumes that the terminations took place on December 30, 2006.

	Termination with Cause	Death	Disability	Term without Cause	Termination after Change in Control

Russell A. Whitney
Severance	—	—	$1,800,000	$1,800,000	$1,800,000

Ronald S. Simon
Severance	—	—	$150,000	$150,000	$150,000

John F. Kane
Severance	—	—	$125,000	$125,000	—

Al Novas
Severance	—	—	$68,750	$68,750	—

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board.

Our employee directors do not receive additional compensation for serving on the Board.  During fiscal 2006, our employee directors serving on the Board were Russell A. Whitney and Ronald Simon.

In fiscal 2006, each non-employee director received a $10,000 annual retainer.  Audit Committee members also received an additional $2,500 per annum.  Expenses incurred by our non-employee directors in attending Board meetings are reimbursed.  In fiscal 2006, the Board granted 5,000 options to Messrs. Cootey and Petrelli upon being named to the Board in January and March 2006, respectively.  As described more fully below, this table summarizes compensation paid to each non-employee director during 2006.

Name	Fees earned or paid in cash	Option awards (a)	Total

Frederick A. Cardin (b)(e)	$12,500	$12,479	$24,979
Chester R. Schwartz (b)(e)	12,500	7,031	19,531
Stephen L. Cootey (b)(c)(e)	12,500	17,425	29,925
Anthony B. Petrelli (b)(d)(e)	12,500	14,575	27,075

(a)          Prior to January 1, 2007, upon joining our Board, independent directors received 5,000 stock options granted under our 1998 Stock Option Plan.  This column shows the amount we have expensed during 2006 under SFAS No. 123R for outstanding stock option awards and includes compensation cost recognized in the Consolidated Financial Statements with respect to awards granted to Dr. Cardin and Schwartz in 2006 and previous fiscal years.  The fair value of the awards has been determined based on the assumptions set forth in our 2006 Form 10-K (Note 10 - Stock options and warrants) and do not correspond to the actual value that will be recognized by the director.

(b)         The Board granted 10,000 stock options to each Messrs. Cardin and Schwartz in 2007 for service in 2006.  These options were granted and issued on March 15, 2007.  The Board granted 5,000 options to Messrs. Cootey and Petrelli upon being named to the Board in January and March 2006, respectively.

(c)          Mr. Cootey resigned from the Board of Directors on March 22, 2007.

(d)         Mr. Petrelli resigned from the Board of Directors on March 23, 2007.

(e)          The aggregate number of option awards and respective grant date fair value per share outstanding at December 31, 2006, for each non-employee director is reflected in the following chart:

Director	Grant date	Options	Grant date fair value
Frederick A. Cardin	August 08, 2003	5,000	$3.90
	May 06, 2005	15,000	$2.55
	December 13, 2005	5,000	$6.75
		25,000

Chester P. Schwartz	May 06, 2005	7,500	$2.55
	December 13, 2005	3,750	$6.75
		11,250

Stephen L. Cootey	January 04, 2006	5,000	$10.80

Anthony B. Petrelli	March 02, 2006	5,000	$9.50

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

During 2006, the Compensation Committee consisted of Messrs. Cootey, Cardin and Schwartz.  None is a current or former officer of the Company or any of its subsidiaries.  No committee interlocks with other companies, within the meaning of the SEC’s proxy rules, existing in 2006.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors reports that it has reviewed and discussed with Management the Compensation Discussion and Analysis and, on the basis of that review and discussion, recommended to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2006 required by Item 402(b) of Regulation S-K of the Securities and Exchange Act of 1934 as amended.

THE COMPENSATION COMMITTEE

Stephen L. Cootey, Chair

Frederick A. Cardin

Chester P. Schwartz

Equity compensation plan information

The following table summarizes, as of December 31, 2006, the equity compensation plans under which we may issue shares of stock to our directors, officers and employees under the 1998 Stock Option Plan (shares in thousands).

Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,253	$4.49	189

Equity compensation plans not approved by security holders	—	$—	—

1998 Stock Option Plan

Our 1998 Stock Option Plan (“1998 Plan”) provides for the issuance of up to 2,187,500 shares of stock as incentive stock options and nonqualified stock options.  Only our employees and directors are eligible to receive awards under the 1998 Plan.  The purpose of the 1998 Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders.  The 1998 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price of a stock option grant under the 1998 Plan may not be less than the average market price of our stock on the date of the grant and no options may have a term of more than ten years.  Options granted under the 1998 Plan typically vest as follows:  Vesting under the 1998 Plan is as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service, although the Compensation Committee may approve a different vesting period.  All options expire ten years from the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Restated)

The information contained in Item 12 has been revised to clarify that all information in this beneficial ownership table is as of March 31, 2007, and is based on information provided to the Company by its directors, Named Executive Officers (employed as of March 31, 2007, with the Company), directors and 5% or greater shareholders and the reports filed by these persons with the SEC.

The following table sets forth the common stock ownership as of March 31, 2007, by (i) of each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors and Named Executive Officers (who was employed by the Company as of March 31, 2007) and directors and by (iii) all directors and Named Executive Officers (who were employed by the Company as of March 31, 2007) as a group.  Each person holds record and beneficial ownership and has sole voting and investment power with respect to the shares of common stock shown.  The number of shares of our common stock outstanding at March 31, 2007, was 11,738,587.  The address of all of the Named Executive Officers and directors is in our care at 1612 East Cape Coral Parkway, Cape Coral, Florida 33904.  This table is based upon information supplied by the directors, officers and principle shareholders and reports filed by these persons with the SEC.

Name of Owner	Number of shares (1)	Percent of class (11)
Named executive officers and directors
Russell A. Whitney(2)	5,200,069	44.3%
Alfred R. Novas(3)	57,500	*
Ronald S. Simon(2)(4)	428,175	3.6
John F. Kane(5)	300,833	2.6
Frederick A. Cardin(7)	21,250	*
Chester P. Schwartz(8)	28,038	*
Executive officers and directors as a group (seven persons)(9)	6,040,865	51.5
Beneficial owners of more than 5% of the common stock
Prides Capital Fund I, LP(10)	1,650,000	14.1
Kevin A. Richardson II
Prides Capital Fund I, LP
c/o Prides Capital LLC
200 High Street, Suite 700
Boston, MA 02110
Springhouse Capital, LP(11)	1,033,600	8.8
Brian Gaines
Springhouse Capital, LP
535 Madison Avenue, 30th Floor
New York, NY 10022
Heartland Advisors, Inc.(12)	649,456	5.5
William J. Nasgovitz
Heartland Value Fund
c/o Heartland Advisors, Inc.
789 North Water Street
Milwaukee, WI 53202

*	Less than 1%

(1)

In accordance with SEC rules, this column includes shares that may be acquired pursuant to stock options and common stock purchase warrants that are or will become exercisable within 60 days of March 31, 2007.

(2)

Includes the following amounts: (i) 66,250 shares of common stock underlying vested stock options held by Mr. Whitney and his wife, Ingrid Whitney; (ii) 4,991,850 shares of common stock held by International Securities 3, LLC, a limited liability company owned by Mr. Whitney and his wife, Ingrid Whitney; (iii) 141,700 shares of common stock held by Day One, LLC; and (iv) 269 shares of common stock held by Ingrid Whitney.

(3)	Comprised of 57,500 shares underlying stock options.

(4)   Includes 293,000 shares underlying stock options.

(5)   Includes 75,000 shares underlying stock options.

(6)   Intentionally left blank.

(7)   Comprised of 21,250 shares underlying stock options.

(8)   Includes 13,750 shares underlying stock options.

(9)   Includes 597,700 shares underlying stock options.

(10) Information obtained from a Schedule 13D filed by Prides Capital Partners LLC with the SEC on September 15, 2006.  Murray A. Indick, Kevin A. Richardson, II, Henry J. Lawlor, Jr., Charles E. McCarthy and Christian Puscasiu may be deemed to share voting and dispositive power over these shares.

(11) Information obtained from a Schedule 13G filed by Heartland Advisors (“Heartland”) with the SEC on February 12, 2006.  William J. Nasgovitz, the President and principal shareholder of Heartland has voting and dispositive power over these shares.

(12) Information obtained from a Schedule 13G filed by Springhouse Capital, LP (“Springhouse”) with the SEC on February 14, 2006.  Brian Gaines, the managing member of the general partner of Springhouse, is deemed to exercise voting and dispositive power over these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Restated)

The information in Item 13 has been updated to include additional disclosure regarding related party transactions during fiscal 2006.

Related Party Transactions

The following is a summary of transactions during fiscal 2006 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,125, and $7,238, respectively.  We are on a month-to-month basis with respect to the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace, leases that expired in March 2006.  We extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009 (collectively, all the leases described herein shall be referred to as the “RW Leases”).

Gulfstream Development Group, LLC

For the years ended December 31, 2003 through 2006, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”) in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for students of our advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney.  Gulfstream constructs homes on lots owned by our students.  Under a Referral Services Agreement with Gulfstream, Gulfstream paid the Company a flat fee of $100,000 for all referrals that occurred before January 1, 2003, and agreed to pay the Company $1,000 for each student that the Company referred to Gulfstream who purchased and closed on a home built by Gulfstream after January 1, 2003.  The referral fees paid to the Company by Gulfstream were $0.2 million for the year ended December 31, 2003 and were $0.3 million for each of the years ended December 31, 2004, 2005, and 2006.

During the years ended December 31, 2004, 2005 and 2006, Mr. Whitney and Ingrid Whitney jointly held an indirect 25% beneficial ownership interest in Gulfstream and received 15% of distributions of net cash flow from Gulfstream.  Mr. and Mrs. Whitney hold their investment in Gulfstream through Rec One Inc., an entity owned jointly by them.

During the years ended December 31, 2004, 2005 and 2006, Gulfstream had an informal arrangement with Mr. Whitney pursuant to which Gulfstream paid Mr. Whitney a salary.  During the years 2003 through 2006, Gulfstream paid Rec One transaction-based compensation for Mr. Whitney’s services, including marketing and construction contract administration in connection with home sales to the Company’s students and other persons, as well as for credit support provided to Gulfstream by Mr. Whitney.  The transaction-based compensation consisted of payments of $2,500 or $4,000 to Rec One by Gulfstream upon purchases of Gulfstream homes by our students.

During the years ended December 31, 2003, 2004, and 2005 the Company made payments to Gulfstream of approximately $0.1 million, $0.7 million and $0.2 million, respectively, for construction services on our corporate headquarters building.  The construction services provided in 2003 were for leasehold improvements and in 2004 services were provided to repair the extensive damage to our corporate headquarters as a result of Hurricane Charley.

The following table sets forth the salary and transaction-based compensation that Mr. Whitney received from Gulfstream during the years ended December 31, 2003, 2004, 2005, and 2006 and is based upon information provided to Mr. Whitney by Gulfstream:

	2003	2004	2005	2006	Total
Salary paid to Mr. Whitney by Gulfstream	$—	$120,000	$120,000	$120,000	$360,000
Transaction-based compensation paid to Rec One by Gulfstream	563,220	41,154	522,315	1,251,105	2,377,794
Management Fees paid to Rec One by Gulfstream (1)	—	300,000	350,000	—	650,000
Distributions from Gulfstream to Rec One (2)(3)	—	—	1,752,976	1,543,662	3,296,638
Total	$563,220	$461,154	$2,745,291	$2,914,767	$6,684,432

(1)	Total management fees shown above reflect amounts paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.
(2)	Total distributions include portions paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.
(3)

Rec One was required to fund 25% of capital calls from Gulfstream. The amounts shown above do not reflect these capital calls which, including the portions for both Mr. Whitney and Ms. Whitney, were $202,793 in 2005 and $486,530 in 2006.

The independent members of the Board of Directors are reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

SCB Transaction

In November 2005, we sold the SCB office building for a pretax gain of $5.6 million, before minority interest, or a pretax $3.5 million after minority interest.  The debt on the building was paid in full and SCB received a note receivable, secured by the building, totaling $11.0 million as part of the $20.3 million selling price.  The following additional compensation was authorized by the Board of Directors and paid in 2006 resulting from additional work surrounding the sale of the SCB Building: Mr. Whitney, $100,000, (or which $50,000 was paid to Ingrid Whitney) Ronald Simon, $50,000, and Kent Densley, $50,000.

Costa Rica

As of December 31, 2006, we had investments in four entities which owned properties located in Costa Rica.  In addition, two or our former executives including the Company’s former Chairman and Chief Executive Officer, Russell Whitney, and the former Co-President and Chief Operating Officer, Ronald Simon, have individual ownership interests in some of these entities.  The entities we have ownership interests in are Rancho Monterrey, S.A., Monterrey del Este, S.A., Monterrey del Llano, S.A., and Monterey Group, S.A.  Mr. Whitney indirectly owns approximately 11.4% of Rancho Monterrey, S.A., 8.0% of Monterrey del Este, S.A., 50% of Monterey del Llano, S.A., and 22% of Monterey Group, S.A.  Mr. Simon indirectly owns approximately 1.4% of Rancho Monterrey, S.A.  These entities are managed by Monterey Management, S.A, a company which is 100% owned by Ms. Maria Jimenez, who is paid as an independent contractor by WIN.  Monterey Management, S.A. receives management fees from these and other entities.  The amounts for management fees for the years ended December 31, 2004, 2005, and 2006 were $500,000, $800,000 and $800,000, respectively.

In addition to management fees, commissions on the sale of land in Rancho Monterey, S.A., and Monterey del Este, S.A., were paid to Monterey Management, S.A. and others including unrelated real estate agents and brokers in the years ended December 31, 2006, 2005, and 2004.  However, Mr. Simon was paid $56,250 by Monterey Management in 2007 for consulting fees relating to the sale of Monterrey Green Acres S.A., an entity which the Company had no investment.

Mr. Whitney, three of our employees and two former employees have an investment in shares of Monterrey Green Acres, S.A., which originally owned approximately 1,500 acres in Monterrey, Costa Rica.  We have no interest in this investment, and did not share in any proceeds from the intended sale of the entity’s shares and related property.  A letter of intent to purchase Monterrey Green Acres, S.A. has been signed by an interested buyer who is an independent contractor for us.

The independent members of the Board of Directors are reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Related Party Transactions Policy

The Board of Directors adopted a Related Party Transaction Policy for the review of related person transactions on March 23, 2007, which is available on our Web site at http://www.wincorporate.com/corpgov.htm.  Under these policies and procedures, the Audit Committee reviews related person transactions in which we are or will be a participant to determine if they are in the best interests of our shareholders and the Company.  Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person had or will have a material interest and that exceed $120,000 are subject to the Committee’s review.  Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction.  Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person.  The related person may have a direct or indirect material interest in the transaction.

Related persons are directors, director nominees, executive officers, holders of 5% or more of our voting stock, and their immediate family members.  “Immediate family member” is defined as any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of any executive officer, director, nominee for director, or holder of more than 5% of any class of the Company’s voting securities.  The related party transactions policy requires all Named Executive Officers, other executives, directors, and affiliated holders of more than 5% of any class of Company stock, to complete and sign a related person transaction disclosure questionnaire on a quarterly basis.  This questionnaire must disclose any related person transactions that have occurred the previous quarter or that are planned to occur during the upcoming year.  An “indirect” interest of a related person in a transaction includes a related person serving as an officer or employee of, or being a significant investor or equity holder in, an entity that is a party to a transaction with the Company.

Exemptions from this policy include: (i) payment of compensation by the Company to its officers or directors for service to the Company in their stated capacity; (ii) transactions available to all employees or all shareholders of the Company on the same terms; and (iii) transactions, which when aggregated for any related person, involve equal to or less than $120,000 in a fiscal year.

Transaction details required for disclosure include: (i) name of the related person and the basis on which the person is a related person; (ii) the related person’s interest in the transaction with the Company, including the related person’s position(s) or relationship(s) with, or ownership in, a firm, corporation, or other entity that is a party to, or has an interest in, the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) in the case of indebtedness, disclosure of the amount involved in the transaction shall include the largest aggregate amount of principal outstanding during the period for which disclosure is provided, the current amount outstanding, and the amount of interest paid or payable; and (v) any other information that is material to investors.

The Audit Committee will analyze the following factors, in addition to any other factors the Committee deems appropriate, in determining whether to approve a related person transaction: (i) fairness of the terms for the Company; (ii) materiality of the transaction; (iii) role of the related person in the transaction; (iv) structure of the transaction; and (v) interests of all related parties in the transaction.

The Audit Committee will only approve a related person transaction if the Audit Committee determines that the terms of the related person transaction are beneficial and fair to the Company.  Approval of a related party transaction may be conditioned upon the Company and the related person taking any additional or any other actions that the Audit Committee deems appropriate, as set forth in more detail in the Company’s Related Party Transactions Policy.

It is the Company’s policy that the Committee shall approve any related party transaction before the commencement of the transaction.  However, if the transaction is not identified before commencement, it must still be presented to the Committee for their review and ratification.  The Audit Committee reviewed and approved the RW Leases.  A committee of the independent directors of the Board of Directors is reviewing the Gulfstream Transactions and Costa Rican Transactions and the valuation used for the acquisition of Equity Corp. and Whitney Leadership regarding compliance with the applicable governance and related-party transaction requirements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (Restated)

The information in Item 14 has been revised to clarify that the Audit Committee approved 100% of all non-audit services provided by EKS&H in 2006.

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted the audit of our Consolidated Financial Statements for the years ended December 31, 2006 and 2005.  It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the SEC.  As a result, our Audit Committee specifically approves, in advance, non-audit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence.  All services provided by EKS&H in 2006 were pre-approved in accordance with these procedures and the Audit Committee concluded that the services provided by EKS&H for activities unrelated to the audit in 2006 are compatible with EKS&H maintaining its independence.

The following table presents fees for professional audit services rendered by EKS&H, our independent auditor, for the audit of our Consolidated Financial Statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by EKS&H (in thousands).

	Years ended December 31,
	2006	2005
Audit fees	$400	$340

Audit-related fees (1)	25	29

Tax fees (3)	115	75

All other fees (2)	570	234

Total fees	$1,110	$678

(1)   Primarily includes the fees for the audit of our 401(k) plan.

(2)   Primarily relates to the Form S-1 registration statements for the Company and EduTrades, Inc. filed, and withdrawn, respectively, with the SEC.

(3)   Primarily relates to tax compliance, tax advice and tax planning.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Restated)

Exhibit No.	Title
3.01	Articles of Incorporation of the Registrant, as amended(1)

3.02	Bylaws of the Registrant(2)

10.01	Securities Purchase Agreement - Private Placement(6)

10.02	Stockholders Agreement - Private Placement(6)

10.03	Registration Rights Agreement - Private Placement(6)

10.04	Warrant Agreement - Private Placement(6)

10.05	1998 Stock Option Plan(3)

10.06	Employment Agreement with Mr. Whitney(4)

10.07	Employment Agreement with Mr. Simon(4)

10.10	Employment Agreement with Mr. Kane(4)

10.12	Employment Agreement with Mr. Novas(5)

10.13	Employment Agreement with Nicholas S. Maturo(4)

10.14	Referral Service Agreement dated June 30, 2003 between Whitney Education Group, Inc. and Gulfstream Development Group, LLC*

14.01	Code of Ethics*

21.01	List of Subsidiaries(7)

31.01	Section 302 Certification by the Chief Executive Officer*

31.02	Section 302 Certification by the Chief Financial Officer*

32.01	Section 906 Certification of the Chief Executive Officer*

32.02	Section 906 Certification of the Chief Financial Officer*

* Filed herewith.

(1)           Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

(2)           Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

(3)           Incorporated by reference to Exhibit 99.3 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001, designated Exhibit 99.3 therein.

(4)           Incorporated by reference to Exhibits 10.07 through 10.11 in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 filed with the SEC on July 9, 2003.

(5)           Incorporated by reference to Exhibit 10.12 in the Form 8-Kfiled with the SEC on January 25, 2006.

(6)           Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

(7)           Incorporated by reference to Exhibit 21.01 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

Whitney Information Network, Inc.

	By:	/s/ CHARLES M. PECK
Charles M. Peck
Dated: January 15, 2009		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES M. PECK	Chief Executive Officer	January 15, 2009
Charles M. Peck

/s/ ANNE M. DONOHO	Chief Financial Officer	January 15, 2009
Anne M. Donoho

/s/ STEVEN C. BARRE	Director	January 15, 2009
Steven C. Barre

/s/ FREDERICK A. CARDIN	Director	January 15, 2009
Frederick A. Cardin

/s/MURRAY A. INDICK	Director	January 15, 2009
Murray A. Indick

/s/ WALLACE L. TIMMENY	Director	January 15, 2009
Wallace L. Timmeny

/s/ RUSSELL A. WHITNEY	Director	January 15, 2009
Russell A. Whitney