Form 10-Q
period 2007-03-31
WHITNEY INFORMATION NETWORK INC
filed 2009-01-15
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27403

WHITNEY INFORMATION NETWORK, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1475486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1612 East Cape Coral Parkway, Cape Coral , Florida	33904
(Address of principal executive offices)	(Zip Code)

(239) 542-0643

 (Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 11,738,587 shares of common stock outstanding as of December 15, 2008.

PART I. FINANCIAL INFORMATION

Explanatory Note

In this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (“Quarterly Report”), Whitney Information Network, Inc. (“Company,” “we,” “us” or “our”) has restated its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006, for the effects of a restatement of our financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.  This restatement was filed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 Annual Report on Form 10-K/A”), which was filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009.  The restatement corrected errors relating to:  (i) disclosures of related party transactions; (ii) the method and disclosure of certain acquisitions; and (iii) depreciable lives of intangible assets and property and equipment.  The restatement also included certain other corrections and conforming changes and had minimal effect on the Company’s cash flows, liquidity, or our financial position for the respective restated periods.  See Part 1, Item I – Financial Statements and Note 4 - Restatement of the Consolidated Financial Statements in the Notes to the Condensed Consolidated Financial Statements.

Background

On November 14, 2006, the Company was notified that the SEC was conducting a formal investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of its stock market educational programs, and (ii) its acquisition of certain other companies.  On December 11, 2006, the Company received a subpoena requesting documents in connection with the commencement of a grand jury investigation by the United States Attorney’s Office for the Eastern District of Virginia (“DOJ”).  This investigation is related to the Company’s marketing activities from January 1, 2002, to the present.

In December 2006, our Board of Directors established a Special Committee of independent directors to conduct an internal investigation of the activities that are the subject of the government investigations and the Special Committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“Wilmer Hale”) to assist with this investigation.  The Special Committee reported its findings and made recommendations to the Board of Directors, as reported in the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007, and such recommendations have either been implemented or are being implemented as discussed herein.

ITEM 1. FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2007	December 31, 2006
		(restated)
Assets
Current assets:
Cash and cash equivalents	$34,569	$33,221
Restricted cash	9,393	7,525
Accounts receivable, net	321	3,373
Notes receivable, current portion	85	84
Deferred course expenses, current portion	14,657	14,559
Prepaid advertising and other prepaid expenses	2,777	2,519
Inventory	978	1,061
Assets held for sale	4,714	4,719
Total current assets	67,494	67,061

Notes receivable, net of current portion	7,064	7,087
Property and equipment, net	12,113	11,745
Investment and development costs in real estate	4,959	5,061
Intangible assets, net	480	496
Deferred course expenses, net of current portion	21	171
Other assets	164	66
Total assets	$92,295	$91,687
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,454	$6,936
Income taxes payable	484	545
Accrued course expenses	1,796	1,250
Accrued salaries, wages and benefits	5,321	3,965
Other accrued expenses	4,336	5,820
Long-term debt, current portion	3,066	3,139
Deferred rental incentives, current portion	82	71
Deferred revenue, current portion	110,590	114,922
Total current liabilities	136,129	136,648

Long-term debt, net of current portion	2,970	3,015
Deferred rental incentives, net of current portion	397	394
Deferred revenue, net of current portion	95	486
Total liabilities	139,591	140,543

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding as of March 31, 2007, and December 31, 2006	2,591	2,591
Paid-in capital	1,382	1,089
Foreign currency translation adjustment	(1,177)	(1,160)
Accumulated deficit	(50,092)	(51,376)
Total stockholders’ deficit	(47,296)	(48,856)
Total liabilities and stockholders’ deficit	$92,295	$91,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2007	2006
		(restated)
Revenue	$56,261	$44,889

Operating costs and expenses:
Direct course expenses	25,429	26,455
Advertising and sales expenses	16,424	14,202
General and administrative expenses	10,016	8,259
Special items	3,286	270
Total operating costs and expenses	55,155	49,186
Income (loss) from operations	1,106	(4,297)

Other income (expense):
Other income (expense), net	84	(222)
Interest income	440	408
Interest expense	(102)	(82)
Equity (loss) income from related parties	(177)	30
Loss on sale of assets	(6)	—
Total other income	239	134

Income (loss) before income taxes	1,345	(4,163)
Income tax provision	(61)	—
Net income (loss)	$1,284	$(4,163)
Net income (loss) per share:
Basic	$0.11	$(0.39)
Diluted	$0.11	$(0.39)
Weighted average common shares outstanding:
Basic	11,739	10,738
Diluted	11,895	10,738
Comprehensive income (loss):
Net income (loss)	$1,284	$(4,163)
Foreign currency translation adjustments	(17)	357
Comprehensive income (loss)	$1,267	$(3,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$1,284	$(4,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	336	318
Stock-based compensation costs	293	252
Stock gift	—	937
Deferred rental incentives	14	—
Loss on sale of assets	6	—
Minority interest and equity loss (income) from related parties	177	(30)
Changes in operating assets and liabilities:
Restricted cash	(1,868)	46
Accounts receivable, net	3,052	(76)
Prepaid advertising and other prepaid expenses	(258)	397
Inventory	83	(226)
Deferred course expenses	52	(1,051)
Other assets	(98)	—
Accounts payable	3,518	(237)
Accrued course expenses	546	490
Deferred revenue	(4,723)	12,378
Accrued salaries, wages and benefits	1,356	1,517
Other accrued expenses	(1,484)	(2,101)
Income taxes payable	(61)	(58)
Net cash provided by operations	2,225	8,393

Cash flows from investing activities:
Purchase of property and equipment	(696)	(621)
Proceeds received on notes receivable	22	1,723
Proceeds from sale of assets	7	—
Investments in and advances to related parties, net	(75)	(49)
Distributions to minority interest	—	(44)
Net cash (used in) provided by investing activities	(742)	1,009

Cash flows from financing activities:
Payments to stockholder from sale of common stock	—	(5,110)
Principal payments on long-term debt	(118)	(81)
Proceeds from the exercise of stock options and warrants	—	645
Stock offering and registration costs	—	(145)
Net cash used in financing activities	(118)	(4,691)

Effect of foreign currency translation	(17)	357
Net increase in cash and cash equivalents	1,348	5,068
Cash and cash equivalents, at beginning of period	33,221	32,883
Cash and cash equivalents, at end of period	$34,569	$37,951

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2007	2006
		(restated)

Supplemental Cash Flow Information of non-cash activities:
Long-term debt added for our acquisition of the 50% interest in SCB Building, LLC	$—	$3,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The interim Condensed Consolidated Financial Statements include the accounts of Whitney Information Network, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company,” “we,” “us,” or “our”).  These unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.  The information in this interim report should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on January 15, 2009 (“2006 Annual Report on Form 10-K/A”).

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

The results for the three months ended March 31, 2007, are not necessarily indicative of the results expected for the year ending December 31, 2007.

Reclassifications

Certain reclassifications have been made in our 2006 Condensed Consolidated Financial Statements as necessary for comparability with our 2007 presentation.

Note 2 – Summary of Significant Accounting Policies

Please refer to the Company’s 2006 Annual Report on Form 10-K/A for the year ended December 31, 2006, filed with the SEC on January 15, 2009, for additional discussion of the Company’s significant accounting policies.

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts and balances of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates the Company makes include, but are not limited to, course breakage, deferred income tax assets, realizability of long-lived assets and provisions for litigation-related matters.  Actual results could differ from these estimates.

Financial instruments

Financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable.  Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS No. 107”), requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the balance sheets.  Management estimates the aggregate fair value of the other financial instruments recognized at the balance sheet date (including receivables, payables and accrued liabilities) approximates their fair value; as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing if applicable.

Cash and cash equivalents

The Company classifies all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors and evaluates our investment positions and the creditworthiness of the financial institutions with which the Company invests and maintains deposit accounts.  Our joint venture agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds received from RDE students and; (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands, except in the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.

The amounts included in the Condensed Consolidated Financial Statements are stated at cost which approximates fair value at the balance sheet date.  The Company maintains deposits in banks which may exceed the federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Restricted cash

The Company uses merchant service providers to process credit card transactions.  Under the terms of these agreements, the merchant has the right to withhold credit card funds to cover chargebacks in the event the Company is unable to honor its commitments.  Additionally, the Company is required to maintain letters of credit in certain states in which it operates its business.  At March 31, 2007 and December 31, 2006, the Company had $1.1 million and $1.6 million, respectively, in letters of credit outstanding with various states and agencies.  The Company considers restricted cash as a current asset in the Condensed Consolidated Balance Sheets as merchant service providers typically hold such reserve funds for one year.  As of March 31, 2007, and December 31, 2006, the Company had restricted cash balances of $9.4 million and $7.5 million, respectively.

Receivables from clearing brokers

Receivables from clearing brokers consist of cash deposits and receivables from revenue earned, net of expenses incurred, from customer transactions conducted through the clearing brokers.

Inventory

Inventory consists primarily of books, videos and training materials held for sale to students enrolled in our educational programs.  Inventories are stated at the lower of cost using the first-in, first-out method or market.

Property and equipment, net

Property and equipment is stated at cost net of accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as presented in the following table:

Buildings	40 years
Furniture fixtures and equipment	7 years
Other assets	5 years
Purchased software	3 years

Upon the sale or retirement of assets, the costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.  Maintenance and repairs are charged to expense when incurred.

Depreciation expense was approximately $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

Intangible assets and goodwill

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the Company evaluates the carrying amount of our long-lived assets such as property and equipment, and definite-lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by the comparison of their carrying amount with the future net cash flows the assets are expected to generate.  The Company looks primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.

Intangible assets include customer lists and trademarks which are recorded at cost.  Customer lists and trademarks are amortized over their estimated useful lives of three and fifteen years, respectively.  The Company performs impairment tests for our intangible assets annually.  At December 31, 2006, based on our evaluations the Company recorded an impairment expense of $3.6 million.

Advertising and sales expense and prepaid advertising

The Company expenses advertising and sales costs as incurred.  Advertising and sales expenses reported on the Condensed Consolidated Statements of Operations were $16.4 million and $14.2 million for the quarters ended March 31, 2007 and 2006, respectively.  The Company expenses advertising costs, training room rentals and direct sales expenses as incurred.  Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred course expenses

The Company defers commissions and fees paid to our speakers until the corresponding revenue is earned.  Our speakers, who are typically independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event.  The deferred course expenses are tracked individually by student and are recognized in the Condensed Consolidated Statements of Operations as the student attends the course, at which time the associated revenues and expenses are recognized.

Income taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48, and as of December 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

As of January 1, 2007, and December 31, 2007, the Company believes that no reserves for uncertain income tax positions need to be recorded pursuant to FIN No. 48.  As a result, there was no cumulative effect related to adoption.  The adoption of FIN No. 48 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

The provision for income taxes is based on the consolidated United States’ entities and the individual foreign companies’ estimated tax rates for the applicable year.  Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and the tax basis of our assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  See Note 8 – Income Taxes.

Foreign currency translation

The Company accounts for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”).  The functional currencies of the Company’s foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated into United States dollars using average exchange rates during the period.  The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.  Realized gains and losses resulting from foreign exchange transactions are included in total operating costs and expenses in the unaudited Condensed Consolidated Statements of Operations.  Foreign currency transaction losses totaled approximately $5,000 and $364,000 during the first quarter of 2007 and 2006, respectively, and are reported on our Condensed Consolidated Statements of Operations as a component of other income (expense), net.

Income (loss) per share

Basic and diluted income (loss) per share is calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share.  During the first quarter of 2007 and 2006, the Company issued zero and 324,000 shares, respectively, of Common Stock on the exercise of stock options.  In the first quarter of 2007, potentially dilutive securities were comprised of stock options and warrants to purchase 155,727 shares of Common Stock.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) and Emerging Issues Tasks Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.  For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services.  In accordance with EITF No. 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery of any undelivered item is probable.  The fair value of each element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together at a discount.  The discount is allocated on a pro-rata basis to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement.  The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.  If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used.  Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items.  Fair value of the undelivered items is based upon the normal pricing practice for the Company’s existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

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

In the normal course of business, the Company recognizes revenue based on the students’ attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials.

When the likelihood of attendance by the student is remote, course breakage is calculated on the historical percentage of (i) students who never attended a course; (ii) those students who never attended a course subsequent to expiration; and (iii) the highest number of days in which 95% of students who attended our courses did so subsequent to expiration.

The Company determines our course breakage rate based upon estimates developed from historical student attendance patterns.  Typically, the Company uses a three year period to estimate student attendance patterns.  Based on the historical information, the Company is able to determine the likelihood of an expired course remaining unattended.  The Company has determined that the Company does not have a legal obligation to remit the value of expired courses to the relevant taxing jurisdictions.

To the extent new lines of business do not have adequate historical data subsequent to course expiration, the Company recognizes revenue based upon course attendance.  Only at such time that the Company has developed verifiable and objective data from our historical data subsequent to course expiration will the Company apply course breakage based on the methodology described above.

Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals when payment is received before the service has been performed.  Deferred revenue is recognized into revenue over the period that the services are performed.

Stock–based compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS No. 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period.  We estimated forfeiture rates for March 31, 2007 and 2006, based on historical experience.

During the first quarter of 2007 and 2006, the Company recorded approximately $293,000 and $252,000, respectively, of share-based compensation expense.  The Company considers all of its share-based compensation expense as a component of general and administrative expenses.  The impact of adoption of SFAS No. 123R is that future share-based payment awards will be recorded as compensation expense over their requisite service period, and such expense is not expected to be material to future earnings.

Comprehensive income (loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive income (loss) is comprised of net income or loss and other comprehensive income and loss items.  Our comprehensive income and losses consist of changes in the cumulative foreign currency translation adjustment.

Comprehensive income (loss) for the quarters ended March 31, 2007 and 2006 was $1.3 million and $(3.8) million, respectively.

Note 3 - Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings.  Additionally, SFAS No.159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  SFAS No. 159 is not expected to have any material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring the fair value of assets and liabilities in accordance with GAAP and expands disclosures about fair value measurements.  The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Restatement of the Consolidated Financial Statements

As reflected in our previously filed Form 10-K/A on January 15, 2009, our Consolidated Financial Statements and other financial information were restated for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and for each of the quarters in the periods ended 2006 and 2005.  That restatement had minimal effect on our results of operations, cash flows and financial position for the respective restated periods.  Certain of our material internal control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2006.  The restated Consolidated Financial Statements reflect the following:

In December 2006, the Company’s Board of Directors established a Special Committee of independent directors to conduct an internal investigation of the activities that are the subject of the government investigations and the Special Committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to assist with these investigations.  The matters under investigation included (i) the claimed efficacy of the Company’s stock market education programs, and (ii) the Company’s acquisitions of certain other companies.  Members of our management, including Mr. Whitney, were interviewed by WilmerHale, consistent with the Company’s continued cooperation with the investigations by the SEC and Department of Justice (“DOJ”).  The Special Committee reported its findings and made recommendations to the Board of Directors, as previously disclosed in the Form 10-K/A for the year ended December 31, 2006, and on the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2007, and such recommendations have either been implemented or are being implemented.

With respect to the Company’s acquisitions of certain other companies, among other findings, based upon the WilmerHale investigation, the Special Committee reported to the Board of Directors in September 2007, delivered its final recommendations in November 2007, and reported such recommendations to the SEC in November 2007.  The Special Committee found that certain of the Company’s prior disclosures were incorrect.  Such disclosures were corrected in the Form 10-K/A filed for the fiscal year ended December 31, 2006.  The certain prior disclosures that were incorrect are as follows:

The Company previously disclosed that (1) in July 2003 the Company acquired Whitney Leadership Group, Inc. (“Whitney Leadership”) from Mr.  Whitney, our former Chairman and Chief Executive Officer and Ingrid Whitney for $1.2 million; (2) at the time, Whitney Leadership held all of the copyright and intellectual property rights associated with its educational materials and licensed those rights to the Company for payments; and (3) the Company entered into the acquisition agreement in order to eliminate those payments and to gain control of intellectual property rights that form the core of the Company’s business.  The Special Committee found that the Company did not disclose a provision in a document denominated as an exhibit to the agreement that afforded Mr. Whitney the right to terminate the Company’s rights to the use of his name and likeness under certain circumstances, including if Mr. Whitney were no longer employed with the Company or no longer owned a controlling voting interest in the Company.  The Special Committee found that the version of the exhibit containing this provision was created in May 2004.  Mr. Whitney indicated that he believed that the subsequently created exhibit memorialized a prior oral agreement.  In any event, Mr. Whitney never exercised his right to terminate the Company’s rights and at the request of the Special Committee, Mr. Whitney voided that provision effective January 7, 2008.

The Company previously disclosed that as a result of a series of transactions among Russell Whitney, Ingrid Whitney and John  Kane (1) in July 2003 the Company purchased Equity Corp. Holdings, Inc. (“Equity Corp.”) from Mr. Kane; (2) as part of the transaction, the Company agreed to assume and pay a $4.75 million promissory note issued to Mr. Whitney and his wife by Equity Corp. in June 2002; and (3) Equity Corp. incurred this obligation when it elected to redeem all of Russell and Ingrid Whitney’s ownership in Equity Corp., 90% of the outstanding stock, as of June 1, 2002.  The Special Committee concluded that the redemption did not occur, and no note was issued by Equity Corp. to Russell and Ingrid Whitney, in June 2002.  The Special Committee found that the redemption of Russell and Ingrid Whitney’s Equity Corp. shares and Equity Corp.’s incurring of this $4.75 million obligation in fact closed on May 31, 2003.  The Special Committee concluded that Equity Corp.’s redemption of Russell and Ingrid Whitney’s Equity Corp. shares was not separate from the Company’s acquisition of Mr. Kane’s Equity Corp. shares, which resulted in a change in the accounting method for the acquisition of Equity Corp. from the acquisition method of accounting for a business combination to the combination of entities under common control, similar to a pooling of interests.  As previously reported by the Company in its Current Report on Form 8-K dated November 3, 2007, and filed with the SEC on November 8, 2007, the Board of Directors has determined that, with respect to the acquisition of Equity Corp., the Company incorrectly applied the acquisition method of accounting for a business combination and instead should have accounted for the transaction as a combination of entities under common control, similar to a pooling of interests.  The Company previously disclosed that Mr. Kane received $62,500 in cash, $62,500 in a note and 62,500 shares valued at $125,000 for the purchase of his interest in Equity Corp.  However, the 62,500 shares were revalued at $312,500 using the average of the quoted market prices a few days before and after the acquisition.

As previously reported by the Company in a Current Report on Form 8-K dated November 9, 2007, the Company did not obtain a fairness opinion regarding the acquisition price of Equity Corp. and Whitney Leadership, but did obtain a business valuation report.  A committee of independent members of the Board of Directors is reviewing the Equity Corp. and Whitney Leadership transactions regarding compliance with applicable governance and related party requirements.

The Company previously disclosed that: (1) the Company purchased all of the outstanding common stock of Precision Software Services, Inc. (“Precision”) from Mr. Whitney and Mr. Kane, who subsequently became an executive officer of the Company, in exchange for an aggregate of approximately 333,000 shares of Common Stock valued at $500,000 and $250,000 in notes; and (2) Mr. Whitney received $125,000 in notes payable.  The Special Committee concluded that the Company did not disclose that: (1) the $250,000 in notes payable (of which Mr. Whitney and Mr. Kane each received $125,000) were not for the purchase of Precision, but rather the purchase of software that Mr. Whitney and Mr. Kane had licensed to Precision; and (2) the Company also paid $250,000 in cash (of which Mr. Whitney and Mr. Kane each received $125,000) for that software.  In researching the accounting treatment of this transaction, the Company discovered an error in the depreciation of the related intangible asset, as well as an inadvertent impairment in 2006.  The asset was incorrectly named in the general ledger and, as a result, included in the impairment expense associated with a discontinued brand.

In addition to the disclosures related to specific transactions, we reviewed our related party transactions.  The additional disclosures concerning related party transactions in Costa Rica are included in Note 7 - Certain Relationships and Related Transactions.

In addition to the findings of the Special Committee and certain other conforming changes, we determined that the following errors required correction:

•                  Certain intangible assets and property and equipment were assigned incorrect depreciable lives

•                  Inventory related to Star Trader® had not been recorded as impaired at December 31, 2006

•                  Various accounts payable invoices were recorded in the incorrect period

On January 15, 2009, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, to amend and restate the financial statements and other financial information for the years 2006, 2005 and 2004, and financial information for the years 2003 and 2002, and for each of the quarters in the years 2005 and 2006.  The restatement had minimal effect on the Company’s cash flows, liquidity, or on our financial position for the respective restated periods.

Effects of the Restatement

The following table reflects the effect of the restatement on the Condensed Consolidated Statement of Operation for the first quarter of 2006 (in thousands, except per share amounts):

	Three months ended March 31, 2006
	As previously reported	Effect of restatement	Restated
Revenue	$44,889	$—	$44,889
Operating costs and expenses:
Direct course expense	26,455	—	26,455
Advertising and sales expense	14,202	—	14,202
General and administrative expense	8,603	(344)	8,259
Special items	—	270	270
Total operating costs and expense	49,260	(74)	49,186
(Loss) income from operations	(4,371)	74	(4,297)
Other income (expense), net	167	(389)	(222)
Interest income	408	—	408
Interest expense	(82)	—	(82)
Equity from related parties	30	—	30
Total other income (expense)	523	(389)	134
Loss before taxes	(3,848)	(315)	(4,163)
Income tax provision	—	—	—
Net loss	(3,848)	(315)	(4,163)
Foreign currency translation adjustment	(33)	390	357
Comprehensive (loss) income	$(3,881)	$75	$(3,806)

Net loss per share
Basic	$(0.36)	$(0.03)	$(0.39)
Diluted	$(0.36)	$(0.03)	$(0.39)

Weighted average common shares outstanding
Basic	10,738	—	10,738
Diluted	10,738	—	10,738

The following table reflects the effect of the restatement on the Condensed Consolidated Statement of Cash Flows (in thousands)

	For the three months ended March 31, 2006
	As previously reported	Effects of restatement	Restated

Cash flows from operating activities:
Net loss	$(3,848)	$(315)	$(4,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	450	(132)	318
Stock-based compensation costs	252	—	252
Stock gift	937	—	937
Minority interest and equity income from related parties	—	(30)	(30)
Changes in operating assets and liabilities:
Restricted cash	(38)	84	46
Accounts receivable, net	(76)	—	(76)
Prepaid advertising and other prepaid expenses	397	—	397
Inventory	(226)	—	(226)
Deferred course expenses	(1,051)	—	(1,051)
Accounts payable	(481)	244	(237)
Accrued course expenses	490	—	490
Deferred revenue	12,378	—	12,378
Accrued salaries, wages and benefits	—	1,517	1,517
Other accrued expenses	(394)	(1,707)	(2,101)
Income taxes payable	(58)	—	(58)
Net cash provided by (used in) operations	8,732	(339)	8,393

Cash flows from investing activities:
Purchase of property and equipment	(624)	3	(621)
Proceeds received on notes receivable	1,723	—	1,723
Investments in and advances to related parties, net	(89)	40	(49)
Distributions to minority interest	(44)	—	(44)
Net cash provided by investing activities	966	43	1,009

Cash flows from financing activities:
Payment to stockholder from sale of common stock	(5,110)	—	(5,110)
Principal payments on long term debt	(81)	—	(81)
Proceeds from the exercise of stock options and warrants	645	—	645
Stock offering and registration costs	(145)	—	(145)
Net cash used in financing activities	(4,691)	—	(4,691)

Effect of foreign currency translation	(34)	391	357
Net increase in cash and cash equivalents	4,973	95	5,068
Cash and cash equivalents, at beginning of period	33,244	(361)	32,883
Cash and cash equivalents, at end of period	$38,217	$(266)	$37,951

Note 5 – Special Items

Special items

Special items incurred for the three months ended March 31, 2007 and 2006, was approximately $3.3 million and $0.3 million, respectively.  These special items include the professional fees associated with the SEC and the DOJ proceedings.  For the comparable period in 2006, no amounts were incurred as the SEC and DOJ investigations began November 14, 2006, and December 11, 2006, respectively.

Liquidated damages provision in registration rights agreement

Liquidated damages for the quarter ended March 31, 2006, were $0.3 million.  These damages resulted from penalties that the Company incurred in connection with a registration rights agreement which provided that the Company: (i) use our “best efforts” to file a registration statement for the resale of these shares which would be declared effective by April 11, 2006, (ii) maintain the effectiveness of the registration statement for a one year period subsequent to the effective date, and (iii) pay liquidated damages to the investors of approximately $4,500 per day (which represents about 1% per month of the proceeds) until the registration statement was declared effective or effectiveness was maintained for a period of at least one year after the initial filing date.  The effectiveness of the registration rights agreement terminated May 2007.

Note 6 – Long-Term Debt

	March 31, 2007	December 31, 2006
		(restated)
Long-term debt consists of (in thousands):

Notes payable to individuals for the purchase of an equity interest in SCB Building, LLC. Principal and interest payments began in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,968	$2,976
Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	1,920	1,976
Note payable to a finance company. Monthly principal and interest through December 2018. Interest is calculated at LIBOR rate plus 3.4% and is collateralized by our aircraft. The note is personally guaranteed (up to $0.2 million) by Mr. Whitney, our former Chairman and Chief Executive Officer.	970	983
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A. Principal and interest payments began in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by our Common Stock.	178	213
Other installment notes payable	—	6
Total long-term debt	6,036	6,154
Less: current portion	(3,066)	(3,139)
Long-term debt, net of current portion	$2,970	$3,015

Note 7 – Certain Relationships and Related Transactions

The Company leases from Cape Promenade Trust (“Trust”) approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which the Company uses as a training facility, all located in Cape Coral, Florida.  The Trust is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913, and $7,238 in 2007, respectively.  The Company is on a month-to-month basis with respect to the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace properties; these leases expired in March 2006.  The Company previously extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.  See Note 13 - Subsequent Events.

Gulfstream Development Group, LLC

At March 31, 2007 and December 31, 2006, the Company had a formal arrangement with Gulfstream Development Group, LLC (“Gulfstream”), in which the Company was compensated for providing Gulfstream access to our students at the Company’s advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Cape Coral, Florida from

Gulfstream, other lot owners, or Mr. Whitney.  The Company has no ownership interest in Gulfstream and had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream.  Gulfstream often constructs homes on lots owned by our students.  The Company originally received a referral fee of $1,000 for every Gulfstream home built for our students subsequent to the closing of each sale.  In 2007, the referral fee was increased to $2,000.  The referral fees paid to the Company by Gulfstream amounted to $22,000 and zero for the three months ended March 31, 2007 and 2006, respectively.

Mr. Whitney holds a 25% interest in Gulfstream and received payments and distributions from this entity for the quarters ended March 31, 2007 and 2006.  Gulfstream also had an informal agreement with Mr. Whitney, in which Gulfstream paid him a referral fee of $4,000–$5,000 for each Gulfstream home built for our students.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

SCB building

In November 2005, the Company sold the SCB office building for a pretax gain of $5.6 million, before minority interest, or a pretax $3.5 million after minority interest.  The debt on the building was paid in full and SCB received a note receivable, secured by the building, totaling $11.0 million as part of the $20.3 million selling price.  On March 30, 2006, $0.2 million was paid in commissions related to this transaction.  The amounts paid were: $0.1 million to Mr. Whitney, and Mr. Simon and Mr. Densley, our former Vice President of Real Estate Development, received a combined total of $0.1 million.  These commissions were authorized by the Board of Directors.

Costa Rica

As of March 31, 2007, the Company had investments in several Costa Rican and Panamanian entities.  In addition, two of the Company’s former executives, including the Company’s former Chairman and Chief Executive Officer, Mr. Whitney and the former Co-President and Chief Operating Officer, Mr. Ronald Simon, have individual ownership interests in some of these entities.  The entities in which both the Company and one or more former executives also have an ownership interest include: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A.  Mr. Whitney indirectly owns approximately 11.4% of Rancho Monterey, S.A., 6.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A.  Mr. Simon indirectly owns approximately 1.4% of Rancho Monterey, S.A.  These entities are managed by Monterey Management, S.A., and are under the common control of Messrs. Whitney and Simon.  Monterey Management, S.A., receives substantial fees from the entities in return for the supervision of the day-to-day operations and cash management.  In addition to management fees related to day-to-day operations, commissions on the sale of the land in Rancho Monterey, S.A., and Monterey del Este, S.A. were paid to Monterey Management, S.A.    See Note 13 – Subsequent Events for further discussion.

A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Note 8 - Income Taxes

The Company recognizes deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  The Company includes any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment.  When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, the Company provides a corresponding valuation allowance against the deferred tax asset.

As of December 31, 2006, the Company estimated that our taxable income would not exceed the amount necessary to use our deferred tax assets.  Therefore, the Company increased our valuation allowance from $14.1 million to $17.6 million.  The Company has a net operating loss carryforward of approximately $32.7 million which will expire in 2026.  The Company also has an Alternative Minimum Tax Credit of $0.2 million that will carry forward.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition of uncertain tax positions.  As of January 1, 2007, the Company believes that no reserves for uncertain income tax position need to be recorded pursuant to FIN No. 48.  The Company has net operating loss carryforwards expiring at various times through the year 2026 of $32.7 million.  The timing and level of future profitability may result in the expiration of net operating loss carryforwards before utilization.  Additionally, utilization for such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.  Tax years 2004 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.  The adoption of FIN No. 48 did not have an impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Note 9 – Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  There are a total of 1,214,900 stock options and 890,719 warrants outstanding as of March 31, 2007, to purchase common stock.  A total of 155,727 potentially dilutive securities could be dilutive to future earnings.  Additionally, the Company has combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	Three months ended March 31,
	2007	2006
		(restated)
Numerator for diluted income (loss) per common share	$1,284	$(4,163)
Denominator for basic earnings per share - weighted average shares	11,739	10,738
Effect of dilutive securities - options and warrants	156	—
Denominator for diluted income (loss) per share - adjusted weighted average shares	11,895	10,738
Diluted income (loss) per common share	$0.11	$(0.39)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 10 - Segment Information

The Company operates primarily in two business segments:  Proprietary Brands and RDE.  Our revenues are generated through the sale of real estate and financial market education courses, programs and products and categorized into segments, depending upon the channel from which the student was acquired.  Operating results for the segments as reported below are evaluated regularly by Executive Management.

Our segment revenues and gross profit (deficit) are included in the following tables (in thousands):

	Three months ended March 31,
	2007	2006
		(restated)
Segment revenues:
Proprietary Brands
Real estate education	$29,795	$24,974
Financial markets education	23,726	19,915
Rich Dad Education	2,740	—
Consolidated	$56,261	$44,889

	Three months ended March 31,
	2007	2006
		(restated)
Segment gross profit (deficit):
Proprietary Brands
Real estate education	$7,524	$2,722
Financial markets education	8,540	1,510
Rich Dad Education	(1,656)	—
Consolidated	$14,408	$4,232

Note 11 - Stockholders’ Deficit

On March 8, 2006, the Company issued 98,156 shares of common stock to the widow of Richard Brevoort, our former President and Chief Operating Officer who passed away in 2002.  The Company recorded $1.4 million in compensation expense in the caption general and administrative expenses in our Condensed Consolidated Statements of Operations and in the additional paid in capital category in our Condensed Consolidated Balance Sheets in the first quarter ended March 31, 2006, representing the fair value of the securities issued of $0.9 million and our obligation for related income taxes in the amount of approximately $0.5 million.

On March 29, 2006, the Company issued long-term debt of $3.6 million to acquire the remaining 50% of our consolidated subsidiary SCB Building, LLC.  The difference of $0.3 million between the long-term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

Note 12 - Commitments and Contingencies

Software commitment

In December 2005, the Company entered into a commitment for new Customer Relationship Management software (“CRM”) for approximately $3.0 million which includes licensing, training and maintenance.  The Company began development in the first quarter of 2006 and implementation was started during the first quarter of 2007.  From the inception of the project through the first quarter of 2007, $2.2 million in expense and $0.8 million in capital has been recorded.  During the first quarter of 2007, the Company recorded $0.5 million in expense and $0.1 million in capital.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating lease

The Company leases office space for administrative and training requirements.  These leases expire from May 2007 to January 2013.  See Note 7 – Certain Relationships and Related Transactions for related party leases.

The following table includes the rental expense for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006

Rental expense for operating leases	$274	$203

Future minimum rental payments under non-cancelable leases included above as of March 31, 2007 are as follows (in thousands):

Year 1	$986
Year 2	820
Year 3	709
Year 4	598
Year 5	544
Thereafter	512
$4,169

Litigation

On November 14, 2006, the Company was notified by the SEC that the Commission is conducting a formal, nonpublic investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market education programs, and (ii) our acquisition of certain other companies.  The SEC has requested documents and information from us in the course of their investigation.

On December 11, 2006, the Company received a subpoena from the DOJ requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present.  The Company was notified that a grand jury investigation related to this matter had commenced.  Criminal indictments have been returned and civil charges have been filed against two former contractors.  See below.

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and Whitney Information Network, Inc. received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada.  A class action was requested for all persons who have made various real estate investments, at the alleged inducement, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Whitney Information Network, Inc. and/or Jean Lafrenière.

On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006, in the United States District Court in the Middle District of Florida accusing the Company of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company’s Common Stock from November 18, 2003, through and including December 15, 2006.

On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.

On March 22, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The case is Glenn Acciard, et. al. vs. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Fifth Judicial Court in and for Lee County, Florida alleging that the Company, including two of our executive officers, and 18 other defendants not associated with the Company, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students.  The allegations in the complaint include claims of constructive and common law fraud and other violations.

On August 8, 2007, Counterclaim Plaintiff, James M. Easterly, in two separate, but related cases, filed a complaint against Russell Whitney, Whitney Information Network, Inc., John Kane, and other co-defendants alleging breach of fiduciary duty, constructive fraud, violation of Florida Land Sales Practices Act, violation of Florida’s Deceptive and Unfair Trade Practices Act, civil conspiracy to defraud, and Florida RICO conspiracy through an alleged scheme to entice persons to invest in real estate at inflated prices through real estate education courses offered by the Company’s defendants.  Counterclaim Plaintiff alleges losses in excess of $100,000 as a result of the purchase of two separate properties.  Multiple motions to dismiss are pending.

On August 23, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  Plaintiffs Sirli Jehe and Kalev Kruuk brought suit against Russell Whitney, John Kane, Whitney Education Group, Inc. et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Unfair and Deceptive Trade Practices Act based on an alleged scheme to induce real estate investors to purchase real property at inflated prices.  Plaintiffs seek actual damages in excess of $100,000 plus punitive damages, fees and costs.  Numerous motions to dismiss are currently pending.

On September 21, 2007, a complaint was received by our wholly owned subsidiary, Whitney Education Group, Inc.  The lawsuit is Jeffrey Watson v. Whitney Education Group, Inc., and Russell Whitney in the Twentieth Judicial Circuit Court in and for Lee County, Florida and alleges that Whitney Education Group, Inc. and Russell Whitney breached a student contract, violated the Florida Unfair and Deceptive Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud by failing to recommend fair and objective vendors in connection with the development and purchase of real estate in an investment program purchased by Plaintiff.  Motions to Dismiss Plaintiff’s complaint are currently pending.

The Company is involved from time to time in routine legal matters incidental to our business.  Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.  See Note 13 – Subsequent Events.

Note 13 - Subsequent Events

On April 17, 2007, the Company finalized the sale of our office building in the United Kingdom.  The net proceeds on this sale were $3.8 million.

On May 9, 2007, the Company entered into a purchase and sale agreement to sell our 50% ownership of Tranquility Bay of Southwest Florida, LLC, a Florida limited liability company, to Gulf Gateway Enterprises, LLC, a Florida limited liability company, for the price of $4.2 million.  Our net book value in this investment was approximately $2.8 million and the Company did not have any debt associated with this asset.  The Company will not receive proceeds until and unless this transaction is completed no later than December 31, 2007, and will not record any gain on this asset sale until its proceeds are realized.

On May 14, 2007, the Company finalized the sale of our original corporate aircraft.  The Company sold the corporate plane for approximately $1.5 million. The net book value of this asset was $1.4 million, and the repair and commission costs associated with selling the aircraft were $0.3 million, resulting in a pretax book loss of $0.2 million which will be recorded in the second quarter 2007 results.  The Company had a loan for the aircraft totaling $1.0 million that was satisfied at the closing of the sale of the corporate plane.

In May 2007, our credit card merchant, the Bank of Montreal (BMO), notified the Company that cash collateral would be required in the amount of $4.4 million in an interest bearing account.  BMO had previously provided us an unsecured line of credit of approximately $4.2 million.

On June 15, 2007, the Company was served with a complaint which was filed on May 31, 2007, in Superior Court in San Diego County, California, Central Division, by Gary N. Rogers against Whitney Education Group, Inc., and Wealth Intelligence Academy, Inc., both wholly-owned subsidiaries of the Company.

On June 22, 2007, our Co-President and Chief Operating Officer, Ronald S. Simon, interviewed with WilmerHale.

On June 29, 2007, the Company received notice from our Chairman and Chief Executive Officer, Russell A. Whitney, that he intends to interview with WilmerHale, consistent with the Company’s continued cooperation with the investigations of the SEC and DOJ.

On July 2, 2007, Chester P. Schwartz, a member of the Board of Directors, resigned.  Mr. Schwartz was Chairman of the Audit Committee.

In July 2007, the Company determined that, due to the pending investigations by the SEC, the DOJ and the Special Committee of the Company’s Board of Directors, the Annual Meeting of Shareholders will be postponed from its anticipated date of July 11, 2007.  It is anticipated that the meeting will be called and held as soon as practicable after the Special Committee’s investigation is concluded.

In January 2008, the Company sold three of our investments located in Costa Rica.  Those entities were: Rancho Monterey, S.A., Monterey del Este, S.A. and Beautiful Hill, S.A., in which the Company owned 30%, 8% and 100%, respectively.  Proceeds from these entities net of commissions and other expenses were $0.9 million, $0.2 million and $1.4 million, respectively.

On January 9, 2008, the Company entered into an Assurance of Voluntary Compliance (“AVC”) with the Office of the Attorney General of the State of Florida to close a previously disclosed investigation.  The AVC was entered into without an admission or judicial determination that the Company violated any laws, rules or regulations.  The Company agreed in the AVC to make refunds in the additional amount of approximately $450,000 to certain consumers, and also set aside, in an escrow account, $125,000 for refunds for potential claims arising from sales prior to the execution of the AVC.  The Company also agreed to make a payment to the Attorney General in the amount of $150,000 in satisfaction of the Attorney General’s investigative and attorney’s fees.  The Company also made a contribution in the amount of $150,000 to the “Seniors vs. Crime, Inc.” project for educational, investigative and crime prevention programs for the benefit of senior citizens and the community as a whole, in connection with the delivery of the AVC.

On January 23, 2008, the Company filed a foreclosure lawsuit against Tranquility Bay of Southwest Florida, LLC, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC—parties to the mortgage and/or security agreement.  Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), defaulted on its mortgage payment of $4.5 million to Whitney Information Network, Inc., that was due on or before December 31, 2007.  The lawsuit seeks a judgment of foreclosure on the mortgage instrument.  In the alternative, the lawsuit seeks a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the resulting real property.  Further in the alternative, we seek damages from Anthony Scott Dunlap due to a personal guarantee that Mr. Dunlap signed in relation to the mortgage.  The lawsuit is currently pending in the Circuit Court in Lee County, Florida, and is in the discovery phase.

On February 1, 2008, Mr. Ronald Simon resigned as a member of the Board of Directors of Whitney Information Network, Inc.

On February 1, 2008, the Board of Directors appointed two additional independent directors to its Board, Steven C. Barre and Wallace L. Timmeny.  With these changes, the Board of Directors now consists of four (4) independent directors and two (2) management directors.

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf (“Woolf”) and David Gengler (“Gengler”) with one count of conspiracy to commit mail fraud and wire fraud.  Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc., subsidiary at the time of their alleged criminal activities.  The defendants are no longer independent contractors for the Company or any of its subsidiaries.  The Company and its subsidiaries were not charged in the indictment, and none of the Company’s present or former directors or officers were charged in the indictment.  On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for the Company’s EduTrades, Inc., subsidiary.

On April 9, 2008, the Board of Directors appointed Anne M. Donoho to serve as the Company’s Chief Financial Officer.  Ms. Donoho had been serving as the Company’s interim Chief Financial Officer since December 4, 2007.  In her role as Chief Financial Officer, Ms. Donoho is the principal financial officer and principal accounting officer of the Company.

On June 20, 2008, the Board of Directors appointed John F. Kane to serve as the Company’s President and Chief Operating Officer.  Mr. Kane had been serving as the Company’s interim President and member of the Board of Directors since December 4, 2007.

On June 20, 2008, the Board of Directors eliminated the position of Chairman of the Board and created a Lead Director position.  The former Chairman, Russell A. Whitney, remains a member of the Board of Directors.  The Board of Directors appointed Steven C. Barre as the Lead Director.

On July 8, 2008, the Company received a letter from the South Dakota Department of Revenue and Regulation requesting certain information and documents with respect to the issue of whether or not the Company was selling business opportunities as defined by South Dakota statute.  The Company has provided information and documentation in response to this request.

On September 17, 2008, the Company appointed Charles M. Peck as Chief Executive Officer and member of the Board of Directors.

On September 17, 2008, the leases for the training facility located at 1611 East Cape Coral Parkway and the training facility at 1630 Southeast 47th Terrace were terminated.  The leases were on a month-to-month basis prior to termination.

On October 17, 2008, John F. Kane resigned as the Company’s President and Chief Operating Officer.  He also resigned from his position as a member of the Board of Directors.

During October 2008, Mr. Whitney, our former Chairman and Chief Executive Officer, asserted a claim against the Company for $1.1 million in funds allegedly owed to him principally for a 2007 annual bonus, speaking fees, and other reimbursements.  The Company believes this claim is without merit.

On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against the Company for $1.4 million for funds allegedly owed to him due to the improper termination of his employment contract.  The Company believes this lawsuit is without merit.

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to Florida’s Deceptive and Unfair Trade Practices.  The investigation is concerned with consumer-investors that attended Whitney Information Network, Inc. sponsored seminars and invested in Florida homes with Gulfstream Development LLC, Gulfstream Realty and Development, LLC since August 1, 2004.

On November 17, 2008 an order granting the defendants a motion to dismiss without prejudice was ordered by the court, for the complaint served the Company on January 30, 2007 by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violation.  See Note 12 – Commitments and Contingencies.

On November 19, 2008 an order granting the defendants motion to dismiss without prejudice was ordered by the court, for the complaint served the Company on March 8, 2007 by Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.  See Note 12 – Commitments and Contingencies.

On November 21, 2008, we notified Cape Promenade Trust that we will be terminating the lease at 1625 East Cape Coral Parkway effective December 31, 2008.

On December 4, 2008, an amended shareholder derivative complaint filed by Robert Ghosio Jr. on behalf of nominal defendant Whitney Information Network, Inc. v Russell A. Whitney, Frederick A. Cardin, Chester P. Schwartz and Ronald S. Simon in the United States District Court Middle District of Florida (the “Court”) alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  By an order dated November 19, 2008, the Court granted the defendants’ motion to dismiss without prejudice the initial complaint filed by the plaintiffs on March 28, 2007.

On December 8, 2008, the Company was served a consolidated amended class action complaint filed by Arnold Friedman individually and on behalf of all others similarly situated in the Court alleging violations of the federal securities laws.  By an order dated November 17, 2008, the Court granted the defendants’ motion to dismiss without prejudice the initial complaint styled Durham v. Whitney Information Network, Inc. et al. filed by the plaintiffs on December 28, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“Quarterly Report”), includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 Form 10-K/A”), filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009, and the risks discussed in other SEC filings.  These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this report reflect the beliefs of our management on the date of this Quarterly Report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

Effects of Restatement

In this Quarterly Report, we restated our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statement of cash flows for the three month period ended March 31, 2006, for the effects of a restatement of our financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.  The restatement corrected errors relating to:  (i) disclosures of related party transactions, (ii) the method and disclosure of certain acquisitions and (iii) depreciable lives of intangible assets and property and equipment.  The restatement also included certain other corrections and conforming changes and had minimal effect on the Company’s cash flows, liquidity, or our financial position for the respective restated periods.  See Part I, Item I – Financial Statements, Note 4 – Restatement of the Consolidated Financial Statements.

Executive Overview

Our business

In the United States, the United Kingdom, and Canada, we offer post-secondary non-accredited introductory workshops, primary and advanced courses, and training in two primary fields of study:

•                  Real estate education

•                  Financial markets education

Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long-term value. Our brand portfolio includes:

•                  For real estate investment workshops and introductory courses:

 —Russ Whitney®’s Building Wealth™

—Teach Me Foreclosure™ and Real Estate Investing

—Rich Dad® Education (“RDE”)

—Private label brands:

•                  M2 Advantage®

•                  Real Estate Success System

•                  For financial markets investment workshops and introductory courses:

—Teach Me to Trade®

—Private label brand:

•                  Stock Success System®

•                  Our umbrella brand for advanced courses:

—Wealth Intelligence Academy®

The advanced courses of study under the Wealth Intelligence Academy® brand include:

•	Millionaire U™ real estate advanced training
•	Rich U™
•	Wholesale buying
•	Foreclosure training
•	Lease option
•	Property management and cash flow
•	Keys to creative real estate financing
•	Asset protection and tax relief
•	Mentor field training
•	Discount notes and mortgages
•	Manufactured mobile homes and recreational vehicle parks
•	Rehabbing for profit
•	Tax liens and deeds
•	Commercial real estate investing
•	Domestic and international land investment and development
•	Master Trader™	— practical trading techniques
•	The Trading P.I.T.™	— hedging techniques
•	The Advanced P.I.T.™	— spread strategies
•	H.I.T.S.™	— single stock futures and ETFs
•	The Trading Room™	— practical trading structures and routines
•	Advanced Covered Calls	— strategies to use options to improve cash flow and hedge risk
•	Advanced Technical Analysis	— strategies to manage trades in different market conditions

All of the trademarks mentioned herein belong to us, except Rich Dad® Education and CashFlow®, which we license from Rich Global, LLC.

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Online Live

•                  On Demand Recorded

•                  Conferences

•                  Teleconferences

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended March 31,
	2007	2006
		(restated)
Revenue	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	45.2	58.9
Advertising and sales expenses	29.2	31.7
General and administrative expenses	17.8	18.4
Special items (a)	5.8	0.6
Total operating costs and expenses	98.0	109.6

Income (loss) from operations	2.0	(9.6)

Gross Profit	25.6	9.4

Other income (expense):
Other income (expense), net	0.1	(0.5)
Interest income	0.8	0.9
Interest expense	(0.2)	(0.2)
Equity (loss) income from related parties	(0.3)	0.1
Total other income	0.4	0.3

Income (loss) before income taxes	2.4	(9.3)
Income tax provision	(0.1)	—

Net income (loss)	2.3%	(9.3)%

(a)          Special items expense includes direct costs associated with the SEC and the DOJ investigations and liquidating damages for the registration rights of our stock.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of special items (including the costs associated with the SEC and the DOJ investigations, class action and derivative lawsuits); interest income; interest expense; other income (expense), net; income tax (provision) benefit; stock option compensation expense; depreciation and amortization expense; and equity income (loss) from related parties.  We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses.  Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

We use Adjusted EBITDA as a key measure in evaluating our operations and decision-making.  We feel it is a useful measure in determining our performance since it takes into account the change in deferred revenue and deferred course expenses in combination with our operating expenses.  We reference Adjusted EBITDA frequently, since it provides supplemental information that facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors’ historical operating performance in our industry.  We plan and forecast our business using Adjusted EBITDA, with comparisons of actual to planned and forecasted Adjusted EBITDA and we provide incentives to management based on Adjusted EBITDA goals.  In addition, we provide Adjusted EBITDA because we believe investors and security analysts find it to be a useful measure for evaluating our performance.

The vast majority of our costs to acquire students have been expended before a student attends any basic or advanced training.  Those costs include media, travel, facilities and instructor fees for the introductory workshops and are expensed when incurred.  However, revenue recognition of tuition paid by students to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the student, (ii) the student has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue is recognized through course breakage.  It is only after one of those four occurrences that revenue is considered earned.  Thus, reporting in accordance with GAAP creates significant timing differences with respect to revenue and expenses, both in our condensed consolidated statements of cash flows and condensed consolidated statements of operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

Adjusted EBITDA has material limitations and should not be considered as an alternative to net income (loss), cash flows provided by operations, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity.  Items excluded from Adjusted EBITDA are significant components in understanding our financial performance.  Because Adjusted EBITDA is not a financial measurement determined in accordance with GAAP and is subject to varying calculations, Adjusted EBITDA as presented may not be comparable to other similar titled measures of performance used by other companies.

The table below is a reconciliation of the Company’s net income (loss) to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	Three months ended March 31,
	2007	2006
		(restated)
Net income (loss)	$1,284	$(4,163)
Special items	3,286	270
Interest income	(440)	(408)
Interest expense	102	82
Other income (expense), net	(84)	222
Income tax provision	61	—
Stock gift	—	937
Stock-based compensation	293	252
Depreciation and amortization expense	336	318
Equity loss (gain) from related parties	177	(30)
Loss on sale of assets	6	—
EBITDA	5,021	(2,520)

Net change in deferred revenue	(4,723)	12,378
Net change in deferred course costs	52	(1,051)
Adjusted EBITDA	$350	$8,807
Adjusted EBITDA as a percentage of cash received from course and product sales	0.7%	15.4%

Cash Sales

The following table provides a reconciliation of the Company’s reported revenue to cash sales by segment.  Cash sales are a metric used by management in assessing the Company’s segments performance.  We define cash sales as revenue plus the change in deferred revenue.  Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in thousands):

	For the Three Months ended March 31,
	2007	2006
Cash received from course and product sales:
Proprietary Brands
Real estate education	$25,250	$30,131
Financial markets education	16,716	27,136
Rich Dad Education	9,572	—
Total consolidated cash received from course and product sales	51,538	57,267

Change in deferred revenue (increase)/decrease to deferred revenue:
Proprietary Brands
Real estate education	4,546	(5,157)
Financial markets education	7,009	(7,221)
Rich Dad Education	(6,832)	—
Total consolidated change in deferred revenue	4,723	(12,378)

Revenue:
Proprietary Brands
Real estate education	29,795	24,974
Financial markets education	23,726	19,915
Rich Dad Education	2,740	—
Total consolidated revenue for financial reporting purposes	$56,261	$44,889

Business segments

We operate in two business segments: Proprietary Brands and RDE.  The proportion of revenue of each segment is as follows:

	For the Three Months ended March 31,
As a percentage of total revenue	2007	2006

Proprietary Brands:
Real estate education	52.9%	55.6%
Financial markets education	42.2	44.4
	95.1%	100.0%
Rich Dad Education:	4.9	—
	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™.  We have added to our brand portfolio by offering our students additional real estate education offerings.  We launched Teach Me Foreclosure™ & Real Estate Investing in 2006.

Cash sales for the three months ended March 31, 2007 (“first quarter of 2007”) and 2006 (“first quarter of 2006”) were $25.3 million and $30.1 million, respectively, and revenues for these quarters were $29.8 million and $25.0 million, respectively.  The decrease of $4.8 million in cash sales in 2007 as compared to 2006 was primarily attributable to the decline in sales of our Russ Whitney®’s Building Wealth ™ and the suspension of the Cash Flow Generator ® product partially offset by the launch of Teach Me Foreclosure™ & Real Estate Investing.  In addition, there was decreased interest among prospective students in our real state course offerings resulting from the downturn in the housing market.  These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one paid course, and a lower average amount of sales of advanced courses per student.  We suspended the sales of our Cash Flow Generator ® product until we can determine and test the merits of a repositioned student offering.  The increase of $4.8 million in revenue in 2007 as compared to 2006 was primarily attributable to the revenue recognized from course breakage of $6.0 million in the first quarter of 2007, as compared to $4.3 million in the first quarter of 2006, an increase of $1.7 million, or 39.5%.

Financial markets education

EduTrades, the Proprietary Brands financial markets education division, began operations in July 2002, with the acquisition of Teach Me to Trade ® and began sales in the fourth quarter of 2002.  We provide education to avocational investors in financial instruments, such as stocks and stock options.  Our training teaches trading fundamentals as well as advanced technical analysis to potential investors.

Cash sales for the first quarters of 2007 and 2006 were $16.7 million and $27.1 million, respectively, and revenues for these quarters were $23.7 million and $19.9 million, respectively.  The decrease of $10.4 million in cash sales for the first quarter of 2007 as compared to 2006 was primarily attributable to the success of our Star Trader ® and Options Success Systems ™ brands in 2006, while minimal sales were attributed to these brands in 2007.  Options Success Systems ™ was suspended during the fourth quarter of 2006 and Star Trader ® was suspended during the first quarter of 2007.  The increase of $3.8 million in revenue for the first quarter of 2007 as compared to 2006 was primarily attributable to the revenue recognized from course breakage of $5.1 million in the first quarter of 2007, as compared to zero in the first quarter of 2006, partially offset by the decrease in cash sales in the Proprietary Brands financial markets education division.

Rich Dad Education

In 2006, we launched RDE, in alliance with Rich Global, LLC, which is based on the investing principles and philosophy of Robert Kiyosaki, as detailed in his best-selling book, Rich Dad Poor Dad.  Our RDE brand provides investor education in the United States, the United Kingdom and Canada.

During the three months ended March 31, 2007, the RDE segment revenue represented approximately 4.9% of total revenue.

Cash sales for the quarter ended March 31, 2007 were $9.6 million and revenues were $2.7 million, respectively.  There were no cash sales or revenues associated with this brand in 2006, reflecting the late 2006 start-up of this new joint venture.

Our RDE brand provides investor education in the United States, United Kingdom and Canada.  During the quarter ended March 31, 2007, the RDE segment’s revenue represented approximately 18.6% of total cash sales and 4.9% of total revenue as compared to zero for each total cash sales and revenues in 2006, reflecting the ramp-up of this brand in 2007.  The variance in between cash sales and revenue recognized for this brand is a result of the application of our revenue recognition policies as discussed in Note 2 – Summary of Significant Accounting Policies.

Non-core investments

As of March 31, 2007, we had investments in several Costa Rican and Panamanian entities.  Additionally, two of our former executives including, the Company’s former Chairman and Chief Executive Officer, Russell Whitney, and the former Co-President and Chief Operating Officer, Ronald Simon had individual interests in some of these entities.

The ownership interests in the entities are presented in the following table:

			As of March 31, 2007
Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loans ($ 000’s)
Rancho Monterey, S.A.(a)	Raw land sales	Equity	30.0%	$330.7
Monterey del Este, S.A.(a)	Raw land sales	Equity	8.0%	371.6
MDM/MTO (b)	Hotel/land concession	Equity	51.5%	1,496.8
Monterey Management, S.A.(c)	Management services	N/A	0.0%	321.1
Beautiful Hill, S.A.(a) (d)	Conference center	Consolidation	100.0%	752.0
Total				$3,272.2

N/A – Not applicable

(a)      These entities were sold in January 2008.

(b)     The full entity names are Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”).

(c)  Monterey Management S.A., is owned 100% by Maria Jimenez, an independent contractor, for the Company.  We had advanced $0.3 million in working capital funds to this entity as of March 31, 2007. We do not have any ownership in this entity.

(d)  The historical cost and related depreciation for the conference center are reflected in “property and equipment” on our condensed consolidated balance sheets.

Our investments in Rancho Monterey, S.A., Monterey del Este, S.A., and Monterey del Mar, S.A/Mar y Tierra del Oeste, S.A., are accounted for in our condensed consolidated financial statements under the equity method of accounting.  Our investment in Beautiful Hill is consolidated in our condensed consolidated financial statements.  For the quarters ended March 31, 2007 and 2006, in accordance with the equity method of accounting, we recorded our share of the (loss) or income related to our interests in the amounts of approximately $(177,000) and $30,000, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A., which owns a one-third interest in Monterey Group, S.A., whose only asset is two and one-half acres of beachfront land adjacent to Monterey del Mar, S.A./Mar y Tierra del Oeste, S.A., our hotel property.  Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results.  Therefore, we do not record an equity interest related to these entities.

SCB building

In 2003, we acquired a 50% equity interest in SCB Building, LLC (“SCB”), whose main asset is an office building in Orlando, Florida.  The other 50% member had a $2.0 million minority interest in SCB, which was contributed in the form of a $4.0 million building subject to a $2.0 million mortgage.  Subsequent improvements of approximately $9.6 million were made to the building and were financed primarily by long-term debt.  In March 2006, we acquired the remaining 50% of SCB Building, LLC through the issuance of $3.6 million of long-term debt.  The only asset of SCB was a note receivable resulting from the sale of the building.

Southwest Florida investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida.  The investment entity had no ongoing activity other than minimal costs of carrying the land.  We recorded our share of these costs under the equity method of accounting.

In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC, a Florida limited liability company, for the price of $4.2 million.  As a part of this agreement, we loaned the buyer an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision.  We secured the total receivable of $4.5 million with the buyer’s ownership interest in Tranquility Bay of Southwest Florida, LLC as collateral and by receiving a mortgage interest in the land.

Our net book value for this investment is approximately $2.8 million.  We do not have any debt associated with this asset and we will not receive proceeds unless the buyer is able to secure the requisite financing.  Accordingly, we will not record any gain on this asset sale until cash proceeds are realized. See Note 13 – Subsequent Events.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to condensed consolidated financial statements for the year ended December 31, 2006, included on the Form 10-K/A, filed with the Securities and Exchange Commission on January 15, 2009.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue

Revenue for the first quarter of 2007 was $56.3 million, an increase of $11.4 million, or 25.3%, from $44.9 million for the first quarter of 2006 (in thousands):

	Three months ended March 31,		%
	2007	2006	Change
Cash received from course and product sales:
Basic training sessions	$7,417	$6,337	17.0%
Advanced courses	40,012	45,022	(11.1)
Product sales	3,442	3,445	(0.1)
Other	667	2,463	(72.9)
Total cash received from course and product sales	$51,538	$57,267	(10.0)
Net change in deferred revenue	4,723	(12,378)	N/M
Revenue for financial reporting purposes	$56,261	$44,889	25.3%

The increase in revenue in the first quarter of 2007 as compared to the first quarter of 2006 is primarily due to the incremental increase in course breakage of $6.8 million or 158.1% over the comparable period in 2006.  The increase in course breakage in the first quarter of 2007 was due to the recognition of course breakage from our Proprietary Brands financial markets education segment of $5.1 million as compared to zero in the first quarter of 2006.

The following table illustrates the number of educational events for the comparative periods:

	Three months ended March 30,
	2007	2006	Change
Number of courses
Free introductory workshops	1,468	1,231	19.3%
Basic training sessions	251	228	10.1
Advanced live courses	161	143	12.6
Advanced electronic courses	34	59	(42.4)
	1,914	1,661	15.2%

Number of attending students
Basic training sessions	13,426	14,497	(7.4)
Advanced live courses	2,279	3,476	(34.4)
Advanced electronic courses	619	1,771	(65.0)
	16,324	19,744	(17.3)

Average students per paid course
Basic training sessions	53.5	63.6	(15.9)
Advanced live courses	14.2	24.3	(41.6)
Average	38.1	48.4	(21.3)

Approximately 24.2% of the students attending the free introductory workshops purchased one or more of our basic training sessions during the first quarter of 2007, a decline from 26.9% in the first quarter of 2006.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

The following table reflects the media source by which prospective students accessed our free introductory workshops:

	Three months ended March 31,
	2007	2006

Television	54.3%	68.8%
Direct mail	14.3	11.4
Newspaper	4.7	1.4
Website	17.3	18.4
Online advertising	8.1	—
Other	1.3	—
	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites increased 4.0% for the three months ended March 31, 2007, when compared with the three months ended March 31, 2006.  We introduced online advertising in late 2006.  This category was a source of 8.1% of the prospective students in the first quarter of 2007 as compared to zero for the three months ended March 31, 2006.

Operating Expenses

Direct course expenses

Direct course expenses relate to our basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

For the three months ended March 31, 2007, direct course expenses were $25.4 million, as compared to $26.5 million for the same period of 2006, a decrease of $1.1 million or 4.2%.  The decrease in direct course expense is attributable to the following: (i) lower event expenses, (ii) sales commissions, and (iii) product and data costs.  The decline as a percentage of revenue for the first quarter of 2007 was the result of the significant increase in revenue related to course breakage as compared to the first quarter of 2006.

As a percentage of revenue, direct course expenses improved 13.7 percentage points from 58.9% for the quarter ended March 31, 2006, to 45.2% for the quarter ended March 31, 2007.

The components of direct course expenses as a percentage of revenue changed as follows:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (decrease)
Decrease in event expense	(1.6)
Decrease in sales commissions	(11.8)
Decrease in product cost	(0.3)
(13.7)

Advertising and sales expense

Advertising and sales expense as an expense category consists of two components:

•                  Purchased media to generate registrations to our free introductory workshops, and

•                  Costs associated with supporting student recruitment.

Our cost structure is particularly sensitive to increases in advertising costs and its subsequent efficiency, production costs and travel related expenses.  However, a significant portion of our cost structure includes variable costs, such as instructor, field representative and outreach related costs which are primarily a function of sales.

We obtain the majority of our students through free introductory workshops.  These introductory workshops are offered in various metropolitan areas in the United States, the United Kingdom and Canada.  Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

The following table represents the expense categories that comprise advertising and sales expense for the quarters ended March 31, 2007 and 2006, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Three months ended March 31,
Expense category	2007		2006
			(restated)
Television expense	$9,756	59.4%	$9,662	68.0%
Direct mail expense	1,774	10.8	1,445	10.2
Newspaper expense	614	3.7	382	2.7
Internet expense	1,668	10.2	399	2.8
Radio expense	257	1.6	—	0.0
Media spending	14,069	85.7	11,888	83.7
Telemarketing/Outreach sales commissions	1,969	12.0	2,314	16.3
RDE licensing fees (1)	386	2.3	—	—
Advertising and sales expense	$16,424	100.0%	$14,202	100.0%

(1) RDE licensing fees were not significant prior to 2007.

Our media spending increased by 18.3% for the quarter ended March 31, 2007, as compared to the same period in 2006.  We re-directed some of our media spending from television to internet advertising during the first quarter of 2007.

Media spending by category as a percentage of total media spending is presented in the following table:

	Three months ended March 31,
	2007	2006
		(restated)
Television	69.3%	81.3%
Direct mail	12.6	12.2
Newspaper	4.4	3.2
Website and other	13.7	3.3
	100.0%	100.0%

For the quarter ended March 31, 2007, advertising and sales expenses were $16.4 million, an increase of $2.2 million or 15.5%, as compared to $14.2 million for the same period of 2006.  As a percentage of revenue, advertising and sales expenses decreased 2.5 percentage points from 31.7% for the quarter ended March 31, 2006, to 29.2% for the quarter ended March 31, 2007.

The following table illustrates this change of 2.5 percentage points:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (Decrease)
Increase in licensing costs related to Rich Dad®Education	0.7%
Decrease in television advertising expense	(4.2)
Decrease in telemarketing sales commissions	(1.7)
Increase in internet and web advertising expenses	2.1
Increase in other media expenses	0.6
(2.5)%

Gross profit

Gross profit increased to $14.4 million in the first quarter of 2007, as compared to $4.2 million in the first quarter of 2006, an increase of $10.2 million or 242.9%.  This increase is attributable to the $11.1 million in revenue recognized from course breakage in the first quarter of 2007 as compared to $4.3 million in the first quarter of 2006 and, to a lesser extent, a reduction in direct course expenses.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff.

General and administrative expenses were $10.0 million for the quarter ended March 31, 2007, an increase of $1.7 million, or 20.5%, as compared to $8.3 million for the quarter ended March 31, 2006.  As a percentage of revenue, general and administrative expenses were 17.8% and 18.4% of revenue for the quarters ended March 31, 2007 and 2006, respectively, a decrease of 6.0 percentage points.  The $1.7 million increase in general and administrative expenses was due primarily to costs related to the implementation of our Customer Relationship Management software and to an increase in salaries, relocation expenses and benefits related to the addition of new employees in our accounting and technology departments.

Special items

Special items incurred for the three months ended March 31, 2007 were approximately $3.3 million, which included professional fees and other costs associated with the SEC and the DOJ investigations.  As of March 31, 2006, no amounts were incurred as the SEC and DOJ investigations began November 14, 2006 and December 11, 2006, respectively.  Special items in the first quarter of 2006 were approximately $0.3 million, which were due to the liquidated damages charges related to penalties which we incurred pursuant to a registration rights agreement.

Stock-based compensation

During the first quarters of 2007 and 2006, we recorded approximately $0.3 million and $1.6 million, respectively, of stock-based compensation.  Included in the stock-based compensation for 2006 is $1.4 million for a gift to the widow of the former President and Chief Operating Officer who passed away in 2002.  The gift valued at $0.9 million, consisted of 98,156 shares of the Company’s Common Stock plus related income taxes in the amount of approximately $0.5 million.  See Note 11 — Stockholders’ Deficit.  We consider all of our stock-based compensation as a component of general and administrative expenses.

Other income (expense), net

Other income in the first quarter of 2007 was $0.1 million as compared to other expense of $0.2 million for the first quarter of 2006, due to decreases in foreign currency transaction losses.

Interest income and expense

Interest income, for the three months ended March 31, 2007 and March 31, 2006 was $0.4 million.  Interest expense for each of the three months ended March 31, 2007 and 2006, was $0.1 million.

Equity (loss) income from related parties

Equity loss from related parties was $177,000 for the three months ended March 31, 2007, as compared to equity income of $30,000 for the three months ended March 31, 2006.  The equity loss and income relate to our investments in Costa Rican and Panamanian entities.

Income tax provision

In the first quarter of 2007 we recorded approximately $61,000 in state income tax provision as compared with zero for the first quarter of 2006.

Net income (loss)

Net income for the quarter ended March 31, 2007 was $1.3 million as compared to a net loss of $4.2 million for the quarter ended March 31, 2006.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  As of March 31, 2007, cash, cash equivalents and restricted cash increased by $3.3 million to $44.0 million from $40.7 million as of December 31, 2006.

Our joint venture agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds received from RDE students; and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands, except in the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.  Our RDE Brand accounted for approximately 18.6% of our total cash sales for the first quarter of 2007.

Our $44.0 million of cash, cash equivalents and restricted cash balances include $8.0 million attributable to RDE and $36.0 million related to our Proprietary Brands business.  As of December 31, 2006, the cash, cash equivalents and restricted cash balances of $40.7 million included $1.4 million attributable to RDE and $39.3 million related to our Proprietary Brands.  The increase in the RDE cash balances in 2007 compared to 2006 reflects the late 2006 start-up of this new joint venture.

Net cash provided by operations was $2.2 million in the first quarter of 2007, compared to $8.4 million for the same period in 2006, a change of $6.2 million.  The reduction was primarily due to the $3.3 million in professional fees incurred due to the SEC and DOJ investigations and an increase in restricted cash balances of $1.9 million in the first quarter of 2007.  Our primary source of cash from operating activities was the cash received from courses and products sold to our students.

Cash used in investing activities was $0.7 million in the first quarter of 2007, compared to $1.0 million provided by investing activities from the first quarter of 2006.  We invested $0.1 million in computer hardware associated with our customer relationship management system, $0.4 million in leasehold improvements and furniture primarily associated with our new Murray, Utah location and $0.2 million in connection with renovations to our new corporate airplane totaling $0.7 million in capital expenditures during the first quarter of 2007.  For the quarter ended March 31, 2006, we received proceeds of $1.7 million from a note receivable, accounting for the change from the 2006 period to the 2007 period.

Cash used in financing activities was $0.1 million for the three months ended March 31, 2007, compared to $4.7 million used in financing activities for the three months ended March 31, 2006.  The $4.6 million change is primarily due to the $5.1 million cash payment made to our former Chairman and Chief Executive Officer in January 2006 from the sale of his common stock in December 2005.  The proceeds from the sale of the stock were held by the Company at the end of December 31, 2005.  Additionally, no cash was provided by the exercise of stock options in the first quarter of 2007 as compared to $0.6 million in 2006.

We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion.  We will continue to pursue business opportunities, strategic acquisitions and/or alliances.  We are seeking to finance our corporate aircraft purchased in the fourth quarter of 2006.  We executed a purchase and sale agreement for our original corporate aircraft in November 2006 and subsequently sold the aircraft in May 2007.  See Note 13 - Subsequent events in the notes to the condensed consolidated financial statements.

The majority of our cash equivalents are invested in short-term, liquid, investment grade commercial paper with yields ranging from 5.2% to 5.3%.  Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $9.4 million at March 31, 2007 and $7.5 million at December 31, 2006.  At March 31, 2007, and December 31, 2006, we used letters of credit to secure merchant accounts and certain state bonding requirements for approximately $1.1 million and $1.6 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 4.3% to 5.2%.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are expending a significant amount of financial resources.  We estimate that through March 31, 2007, we have incurred in total over $4.0 million in professional and external direct costs associated with these matters ($3.3 million in three months ended March 31, 2007).  The costs of the investigations and legal proceedings may have a material adverse effect on us.  We do not know what the full costs of the investigations or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital.  However, the current investigations by both the SEC and DOJ and the related shareholder and derivative actions may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future.  We intend to continue to use working capital for operating purposes.  As of March 31, 2007, the portion of our consolidated deferred revenue balance of $110.7 million related to our RDE business in the United States, Canada and the United Kingdom was $8.5 million.

From time to time, we evaluate potential acquisitions of business products or technologies that complement our business.  To the extent that financial resources are insufficient to fund future activities, we may need to raise additional funds.  However, there can be no assurance that additional funding, if needed, will be available.  If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

The following reflects our commitments for debt and other commitments as of March 31, 2007 (unaudited, in thousands):

	Debt	Operating lease commitments	Total
2008	$3,066	$986	4,052
2009	73	820	893
2010	39	709	748
2011	42	598	640
2012	44	544	588
Thereafter	2,772	512	3,284

	$6,036	$4,169	$10,205

Additionally, in December 2005, we entered into a commitment for a new Customer Relationship Management (CRM) system. The initial commitment was $2.5 million.  Additional necessary system enhancements have raised our total commitment to $3.0 million and include installation, training and support services.  Development began in 2006.  Through March 31, 2007, we have spent $2.2 million in expense and $0.8 million in capital for this commitment.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.  Moreover, we will continue to expend monies as we complete the implementation and continue enhancements to our CRM application.

Contractual Obligations

We presented our contractual obligations in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009.

Other Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation
S-K.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 3 - Recently Issued Accounting Pronouncements, in the notes to the condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Please refer to the Company’s 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009.

ITEM 4T.  CONTROLS AND PROCEDURES

a)              Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer,  to allow timely decisions regarding required disclosure.

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009.

Because of these material weaknesses, we performed additional controls, procedures and analyses designed to ensure that our unaudited condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States.  We relied on increased monitoring and review to compensate for the material weaknesses in our internal controls.  Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report fairly presents in all material respects our financial position, results of operations and cash flows for the period presented.

b)             Changes in Internal Control over Financial Reporting

We are in the process of instituting additional controls to remediate the material weaknesses as described in our 2006 Annual Report on Form 10-K/A.  During the quarter ended March 31, 2007, we hired additional accounting personnel and added a review and approval process to our account reconciliations prepared as part of the monthly closing process.  However, we were not able to test these procedures and we were unable to remediate the material weaknesses by the end of the first quarter of 2007.

Although the above mentioned steps are beginning to correct the noted weaknesses, we cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future.  We may be hampered in this regard by our current level of staffing and our current accounting system.  Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, result in misstatements in our condensed consolidated financial statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 12 – Commitments and Contingencies, Litigation in the notes to the condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009, which could materially affect our business, financial condition or future results.  The risks described in our 2006 Annual Report on Form 10-K/A are not the only risks that we may face.  Additional risks and uncertainties not currently known to the Company or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act of 1934.	Filed herewith

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: January 15, 2009	By:	/s/ Charles M. Peck
Charles M. Peck
Chief Executive Officer

Dated: January 15, 2009	By:	/s/ Anne M. Donoho
Anne M. Donoho
Chief Financial Officer

Exhibit Index

No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.