Form 10-Q
period 2007-06-30
WHITNEY INFORMATION NETWORK INC
filed 2009-01-15
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-27403

WHITNEY INFORMATION NETWORK, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1475486
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1612 East Cape Coral Parkway, Cape Coral, Florida	33904
(Address of principal executive offices)	(Zip Code)

(239) 542-0643

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 11,738,587 shares of common stock outstanding as of December 15, 2008.

Part I. Financial Information
Explanatory Note	3
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006 as restated	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2007 and 2006 as restated	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and 2006 as restated	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4T. Controls and Procedures	43

Part II. Other Information

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 6. Exhibits	44

Signatures	45

PART I. FINANCIAL INFORMATION

Explanatory Note

In this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 (“Quarterly Report”), Whitney Information Network, Inc. (“Company,” “we,” “us” or “our”) has restated its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statement of Cash Flows for the three and six month period ended June 30, 2006 for the effects of a restatement of our financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.  This restatement was filed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 Annual Report on Form 10-K/A”), which was filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009.  The restatement corrected errors relating to: (i) disclosures of related party transactions; (ii) the method and disclosure of certain acquisitions; and (iii) depreciable lives of intangible assets and property and equipment.  The restatement also includes certain other corrections and conforming changes and had minimal effect on the Company’s cash flows, liquidity or our financial position for the respective restated periods.  See Part I, Item I - Financial Statements and Note 4 -Restatement of the Consolidated Financial Statements in the Notes to the Condensed Consolidated Financial Statements.

Background

On November 14, 2006, the Company was notified that the SEC was conducting a formal investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of its stock market educational programs and (ii) its acquisition of certain other companies.  On December 11, 2006, the Company received a subpoena requesting documents in connection with the commencement of a grand jury investigation by the United States Attorney’s Office for the Eastern District of Virginia (“DOJ”).  This investigation is related to the Company’s marketing activities from January 1, 2002 to the present.

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

ITEM 1 FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30, 2007	December 31, 2006
		(restated)
Assets
Current assets:
Cash and cash equivalents	$28,090	$33,221
Restricted cash	11,936	7,525
Accounts receivable, net	463	3,373
Notes receivable, current portion	3,123	84
Deferred course expenses, current portion	16,100	14,559
Prepaid advertising and other prepaid expenses	2,228	2,519
Inventory	1,371	1,061
Assets held for sale	—	4,719
Total current assets	63,311	67,061

Notes receivable, net of current portion	7,042	7,087
Property and equipment, net	12,037	11,745
Investment and development costs in real estate	2,098	5,061
Intangible assets, net	464	496
Deferred course expenses, net of current portion	6	171
Other assets	223	66
Total assets	$85,181	$91,687
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,779	$6,936
Income taxes payable	494	545
Accrued course expenses	2,324	1,250
Accrued salaries, wages and benefits	3,932	3,965
Other accrued expenses	6,329	5,820
Long-term debt, current portion	190	3,139
Deferred rental incentives, current portion	105	71
Deferred revenue, current portion	115,722	114,922
Total current liabilities	140,875	136,648

Long-term debt, net of current portion	2,968	3,015
Deferred rental incentives, net of current portion	419	394
Deferred revenue, net of current portion	49	486
Total liabilities	144,311	140,543

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding, as of June 30, 2007 and December 31, 2006	2,591	2,591
Paid-in capital	1,624	1,089
Foreign currency translation adjustment	(1,473)	(1,160)
Accumulated deficit	(61,872)	(51,376)
Total stockholders’ deficit	(59,130)	(48,856)
Total liabilities and stockholders’ deficit	$85,181	$91,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(restated)		(restated)
Revenue	$46,937	$48,013	$103,198	$92,902

Operating costs and expenses:
Direct course expenses	28,510	27,502	53,939	53,957
Advertising and sales expenses	17,821	16,661	34,245	30,863
General and administrative expenses	9,276	8,362	19,292	16,622
Special items	3,503	189	6,789	459
Total operating costs and expenses	59,110	52,714	114,265	101,901
Loss from operations	(12,173)	(4,701)	(11,067)	(8,999)

Other income (expense):
Other income (expense), net	117	(100)	201	(321)
Interest income	445	572	885	980
Interest expense	(70)	(136)	(172)	(218)
Equity (loss) income from related parties	(154)	(8)	(331)	22
Gain on sale of assets	43	—	37	—
Total other income	381	328	620	463

Loss before income taxes	(11,792)	(4,373)	(10,447)	(8,536)
Income tax (benefit) provision	12	(39)	(49)	(39)
Net loss	$(11,780)	$(4,412)	$(10,496)	$(8,575)

Net loss per share:
Basic	$(1.00)	$(0.40)	$(0.89)	$(0.79)
Diluted	$(1.00)	$(0.40)	$(0.89)	$(0.79)

Weighted average common shares outstanding:
Basic	11,739	10,924	11,739	10,852
Diluted	11,739	10,924	11,739	10,852
Comprehensive loss:
Net loss	$(11,780)	$(4,412)	$(10,496)	$(8,575)
Foreign currency translation adjustments	(296)	(99)	(313)	258
Comprehensive loss	$(12,076)	$(4,511)	$(10,809)	$(8,317)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2007	2006
		(restated)
Cash flows from operating activities:
Net loss	$(10,496)	$(8,575)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	797	634
Stock-based compensation costs	535	497
Stock gift	—	937
Deferred rental incentive	59	—
Gain on sale of assets	(37)	—
Minority interest and equity loss (income) from related parties	331	(22)
Changes in operating assets and liabilities:
Restricted cash	(4,411)	(882)
Accounts receivable, net	2,910	(2,397)
Prepaid advertising and other prepaid expenses	291	(375)
Inventory	(310)	70
Deferred course expenses	(1,376)	(2,118)
Other assets	(157)	17
Accounts payable	4,843	1,579
Accrued course expenses	1,074	(265)
Deferred revenue	363	24,516
Accrued salaries, wages and benefits	(33)	2,201
Other accrued expenses	506	(1,817)
Income taxes payable	(51)	(221)
Net cash (used in) provided by operations	(5,162)	13,779

Cash flows from investing activities:
Purchase of property and equipment	(1,170)	(878)
Proceeds received on notes receivable	36	1,740
Advances on notes receivables	(270)	—
Proceeds from sale of assets	5,039	—
Investments in and advances to related parties, net	(125)	(59)
Distributions to minority interest	—	(44)
Net cash provided by investing activities	3,510	759

Cash flows from financing activities:
Payments to stockholders from sale of common stock	—	(5,110)
Proceeds from the issuance of long-term debt	56	—
Principal payments on long-term debt	(3,222)	(79)
Proceeds from the exercise of stock options and warrants	—	1,010
Stock offering and registration costs	—	(627)
Net cash used in financing activities	(3,166)	(4,806)

Effect of foreign currency translation	(313)	258
Net (decrease) increase in cash and cash equivalents	(5,131)	9,990
Cash and cash equivalents, at beginning of period	33,221	32,883
Cash and cash equivalents, at end of period	$28,090	$42,873

Supplemental Cash Flow Information of non-cash activities:
Promissory note received from the sale of our 50% in Tranquility Bay of South West Florida, LLC, net of reserve of $1,438	$3,030	$—
Long-term debt added for our acquisition of the 50% interest in SCB Building, LLC	$—	$3,600

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.  The information in this interim report should be read in conjunction with our audited Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on January 15, 2009 (“2006 Annual Report on Form 10-K/A”).

In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included.  The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

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

Financial instruments

Financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable.  Statements of Financial

Accounting Standards (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS No. 107”), requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the balance sheets.  Management estimates the aggregate fair value of the other financial instruments recognized at the balance sheet date (including receivables, payables and accrued liabilities) approximates their fair value; as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing if applicable.

Cash and cash equivalents

The Company classifies all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors and evaluates our investment positions and the creditworthiness of the financial institutions with which the Company invests and maintains deposit accounts.  Our joint venture agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds received from RDE students; and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands, except in the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.

The amounts included in the Condensed Consolidated Financial Statements are stated at cost which approximates fair value at the balance sheet date.  The Company maintains deposits in banks which may exceed the federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Restricted cash

The Company uses merchant service providers to process credit card transactions.  Under the terms of these agreements, the merchant has the right to withhold credit card funds to cover chargebacks in the event the Company is unable to honor its commitments.  Additionally, the Company is required to maintain letters of credit in certain states in which it operates its business.  At June 30, 2007 and December 31, 2006, the Company had $1.1 million and $1.6 million, respectively, in letters of credit outstanding with various states and agencies.  The Company considers restricted cash as a current asset in the Condensed Consolidated Balance Sheets as merchant service providers typically hold such reserve funds for one year.  As of June 30, 2007, and December 31, 2006, the Company had restricted cash balances of $11.9 million and $7.5 million, respectively.

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

Upon the sale or retirement of assets, the costs accumulated depreciation are removed from the accounts and any gain or loss is recognized.  Maintenance and repairs are charged to expense when incurred.

Depreciation expense was approximately $0.4 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

Intangible assets and goodwill

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the Company evaluates the carrying amount of our long-lived assets such as property and equipment, and definite-lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by the comparison of the carrying amount with the future net cash flows the assets are expected to generate.  The Company looks primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.

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

Advertising and sales expense and prepaid advertising

The Company expenses advertising and sales costs as incurred.  Advertising and sales expenses reported on the Condensed Consolidated Statements of Operations were $17.8 million and $16.7 million for the quarters ended June 30, 2007 and 2006, respectively, and $34.2 million and $30.9 million for the six months ended June 30, 2007 and 2006, respectively.  The Company expenses advertising costs, training room rentals and direct sales expenses as incurred.  Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred course expenses

The Company defers commissions and fees paid to our speakers until the corresponding revenue is earned.  Our speakers, who are typically independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event.  The deferred course expenses are tracked individually by student and are recognized in the Condensed Consolidated Statements of Operations as the student attends the course, at which time, the associated revenues and expenses are recognized.

Income taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48, and as of June 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

As of January 1, 2007, and June 30, 2007, the Company believes that no reserves for uncertain income tax positions need to be recorded pursuant to FIN No. 48.  As a result, there was no cumulative effect adjustment related to adoption.  The adoption of FIN No. 48 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

The provision for income taxes is based on the consolidated United States’ entities and the individual foreign companies’ estimated tax rates for the applicable year.  Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and the tax basis of our assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  See Note 8 - Income Taxes.

Foreign currency translation

The Company accounts for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”).  The functional currencies of the Company’s foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated into United States dollars using average exchange rates during the period.  The resulting translation gains or losses are recorded as a component of accumulated other comprehensive loss in stockholders’ deficit.  Realized gains and losses resulting from foreign exchange transactions are included in total operating costs and expenses in the unaudited Condensed Consolidated Statements of Operations.  During the three months ended June 30, 2007 and 2006, foreign currency transaction (gains)/losses totaled approximately $(30,000) and $11,000, respectively.  Foreign currency transaction (gains)/losses totaled approximately $(24,000) and $375,000 during the six months ended June 30, 2007 and 2006, respectively, and are reported on our Condensed Consolidated Statements of Operations as a component of other income (expense), net.

Income (loss) per share

Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, Earnings Per Share.  During the second quarter of 2007 and 2006, the Company issued zero and 147,500 shares, respectively, of Common Stock on the exercise of stock options.  During the six months ended June 30, 2007 and 2006, the Company issued zero and 471,450 shares, respectively, of Common Stock on the exercise of stock options.  In the second quarter of 2007, potentially dilutive securities were comprised of stock options and warrants to purchase 150,204 shares of Common Stock that were not included in the calculation of diluted loss per share as their impact would be anti-dilutive.  For the six months ended June 30, 2007, potentially dilutive securities were comprised of stock options and warrants to purchase 144,436 shares of Common Stock that were not included in the calculation of diluted loss per share as their impact would be anti-dilutive.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”) and Emerging Issues Task Force No. 00-21,  Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonable assured.  For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

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

Stock–based compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS No. 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period.  We estimated forfeiture rates for June 30, 2007 and 2006, based on historical experience.

For each of the three months ended June 30, 2007 and 2006, the Company recorded approximately $0.2 million of share-based compensation expense.  The Company recorded approximately $0.5 million for each of the six months ended June 30, 2007 and 2006.  The Company considers all of its share-based compensation expense as a component of general and administrative expenses.  The impact of adoption of SFAS No. 123R is that future share-based payment awards will be recorded as compensation expense over their requisite service period, and such expense is not expected to be material to future earnings.

Comprehensive loss

Comprehensive loss includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive loss is comprised of net income or loss and other comprehensive income and loss items.  Our comprehensive loss consists of changes in the cumulative foreign currency translation adjustment.  Our comprehensive losses for the three months ended June 30, 2007 and 2006 were $12.1 million and $4.5 million, respectively.  For the six months ended June 30, 2007 and 2006, the Company’s comprehensive losses were $10.8 million and $8.3 million, respectively.

Note 3 - Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings.  Additionally, SFAS No.159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  SFAS No. 159 is not expected to have any material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring the fair value of assets and liabilities in accordance with GAAP and expands disclosures about fair value measurements.  The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  SFAS No. 157 is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2006, the Company’s Board of Directors established a Special Committee of independent directors to conduct an internal investigation of the activities that are the subject of the government investigations and the Special Committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“WilmerHale”) to assist with these investigations.  The matters under investigation included (i) the claimed efficacy of the Company’s stock market education programs, and (ii) the Company’s acquisitions of certain other companies.  Members of our management, including Mr. Whitney, were interviewed by WilmerHale, consistent with the Company’s continued cooperation with the investigations by the SEC and Department of Justice (“DOJ”).  The Special Committee reported its findings and made recommendations to the Board of Directors, as previously disclosed in the Form 10-K/A for the year ended December 31, 2006 and on the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2007 and such recommendations have either been implemented or are being implemented.

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

The Company previously disclosed that: (1) in July 2003 the Company acquired Whitney Leadership Group, Inc. (“Whitney Leadership”) from Mr. Whitney, our former Chairman and Chief Executive Officer and Ingrid Whitney for $1.2 million; (2) at the time, Whitney Leadership held all of the copyright and intellectual property rights associated with its educational materials and licensed those rights to the Company for payments; and (3) the Company entered into the acquisition agreement in order to eliminate those payments and to gain control of intellectual property rights that form the core of the Company’s business.  The Special Committee found that the Company did not disclose a provision in a document denominated as an exhibit to the agreement that afforded Mr. Whitney the right to terminate the Company’s rights to the use of his name and likeness under certain circumstances, including if Mr. Whitney were no longer employed with the Company or no longer owned a controlling voting interest in the Company.  The Special Committee found that the version of the exhibit containing this provision was created in May 2004.  Mr. Whitney indicated that he believed that the subsequently created exhibit memorialized a prior oral agreement.  In any event, Mr. Whitney never exercised his right to terminate the Company’s rights and at the request of the Special Committee, Mr. Whitney voided that provision effective January 7, 2008.

The Company previously disclosed that as a result of a series of transactions among Russell Whitney, Ingrid Whitney and John Kane (1) in July 2003 the Company purchased Equity Corp. Holdings, Inc. (“Equity Corp.”) from Mr. Kane; (2) as part of the transaction, the Company agreed to assume and pay a $4.75 million promissory note issued to Mr. Whitney and his wife by Equity Corp. in June 2002; and (3) Equity Corp. incurred this obligation when it elected to redeem all of Russell and Ingrid Whitney’s ownership in Equity Corp., 90% of the outstanding stock, as of June 1, 2002.  The Special Committee concluded that the redemption did not occur, and no note was issued by Equity Corp. to Russell and Ingrid Whitney in June 2002.  The Special Committee found that the redemption of Russell and Ingrid Whitney’s Equity Corp. shares and Equity Corp.’s incurring of this $4.75 million obligation in fact closed on May 31, 2003.  The Special Committee concluded that Equity Corp.’s redemption of Russell and Ingrid Whitney’s Equity Corp. shares was not separate from the Company’s acquisition of Mr. Kane’s Equity Corp. shares, which resulted in a change in the accounting method for the acquisition of Equity Corp. from the acquisition method of accounting for a business combination to the combination of entities under common control, similar to a pooling of interests.  As previously reported by the Company in its Current Report on Form 8-K dated November 3, 2007 and filed with the SEC on November 8, 2007, the Board of Directors has determined that, with respect to the acquisition of Equity Corp., the Company incorrectly applied the acquisition method of accounting for a business combination and instead should have accounted for the transaction as a combination of entities under common control, similar to a pooling of interests.  The Company previously disclosed that Mr. Kane received $62,500 in cash, $62,500 in a note and 62,500 shares valued at $125,000 for the purchase of his interest in Equity Corp.  However, the 62,500 shares were revalued at $312,500 using the average of the quoted market prices a few days before and after the acquisition.

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

In addition to the findings of the Special Committee and certain other conforming changes, we determined that the following errors required correction:

•                  Certain intangible assets and property and equipment were assigned incorrect depreciable lives

•                  Inventory related to Star Trader® had not been recorded as impaired at December 31, 2006

•                  Various accounts payable invoices were recorded in the incorrect period

On January 15, 2009, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, to amend and restate the financial statements and other financial information for the years 2006, 2005 and 2004, and financial information for the years 2003 and 2002, and for each of the quarters in the years 2005 and 2006.  The restatement had minimal effect on the Company’s cash flows, liquidity or on our financial position for the respective restated periods.

Effects of the Restatement

The following table reflects the effect of the restatement on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	As previously reported	Effect of restatement	Restated	As previously reported	Effect of restatement	Restated
Revenue	$47,525	$488	$48,013	$92,414	$488	$92,902
Operating costs and expenses:
Direct course expense	27,022	480	27,502	53,476	481	53,957
Advertising and sales expense	16,661	—	16,661	30,863	—	30,863
General and administrative expense	8,677	(315)	8,362	17,281	(659)	16,622
Special items	—	189	189	—	459	459
Total operating costs and expense	52,360	354	52,714	101,620	281	101,901
Loss from operations	(4,835)	134	(4,701)	(9,206)	207	(8,999)
Other income (expense), net	(100)	—	(100)	68	(389)	(321)
Interest income	572	—	572	980	—	980
Interest expense	(136)	—	(136)	(218)	—	(218)
Equity (loss) income from related parties	(8)	—	(8)	22	—	22
Total other income (expense)	328	—	328	852	(389)	463
Loss before taxes	(4,507)	134	(4,373)	(8,354)	(182)	(8,536)
Income tax expense	(39)	—	(39)	(39)	—	(39)
Net (loss) income	(4,546)	134	(4,412)	(8,393)	(182)	(8,575)
Foreign currency translation adjustment	(99)	—	(99)	(132)	390	258
Comprehensive loss	$(4,645)	$134	$(4,511)	$(8,525)	$208	$(8,317)

Net loss per share
Basic	$(0.42)	$0.02	$(0.40)	$(0.77)	$(0.02)	$(0.79)
Diluted	$(0.42)	$0.02	$(0.40)	$(0.77)	$(0.02)	$(0.79)

Weighted average common shares outstanding
Basic	10,924	—	10,924	10,852	—	10,852
Diluted	10,924	—	10,924	10,852	—	10,852

The following table reflects the effect of the restatement on the Condensed Consolidated Statement of Cash Flows (in thousands):

	For the six months ended June 30, 2006
	As previously reported	Effect of restatement	Restated

Cash flows from operating activities:
Net loss	$(8,393)	$(182)	$(8,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	897	(263)	634
Stock-based compensation costs	497	—	497
Stock gift	937	—	937
Minority interest and equity (loss) from related parties	—	(22)	(22)

Changes in operating assets and liabilities:
Restricted cash	(1,255)	373	(882)
Accounts receivable, net	(2,397)	—	(2,397)
Prepaid advertising and other prepaid expenses	(375)	—	(375)
Inventory	70	—	70
Deferred course expenses	(2,118)	—	(2,118)
Other assets	17	—	17
Accounts payable	1,687	(108)	1,579
Accrued course expenses	(265)	—	(265)
Deferred revenue	24,516	—	24,516
Accrued salaries, wages and benefits	—	2,201	2,201
Other accrued expenses	586	(2,403)	(1,817)
Income taxes payable	(221)	—	(221)
Net cash provided by (used in) operations	14,183	(404)	13,779

Cash flows from investing activities:
Purchase of property and equipment	(881)	3	(878)
Proceeds received on notes receivable	1,740	—	1,740
Investments in and advances to related parties, net	(101)	42	(59)
Distributions to minority interest	(44)	—	(44)
Net cash provided by investing activities	714	45	759

Cash flows from financing activities:
Payment to stockholder from sale of common stock	(5,110)	—	(5,110)
Principal payments on long-term debt	(79)	—	(79)
Proceeds from the exercise of stock options and warrants	1,010	—	1,010
Stock offering and registration costs	(627)	—	(627)
Net cash used in financing activities	(4,806)	—	(4,806)

Effect of foreign currency translation	(132)	390	258
Net increase in cash and cash equivalents	9,959	31	9,990
Cash and cash equivalents, at beginning of period	33,244	(361)	32,883
Cash and cash equivalents, at end of period	$43,203	$(330)	$42,873

Note 5 – Special Items

Special items

Special items incurred during the three months and six months ended June 30, 2007 was approximately $3.5 million and $6.8 million, respectively.  These special items include the professional fees associated with the SEC and DOJ proceedings.  For the comparable periods in 2006, no amounts were incurred as the SEC and DOJ investigations began November 14, 2006, and December 11, 2006, respectively.

Liquidated damages provision in registration rights agreement

Liquidated damages for the three months and six months ended June 30, 2006 were $0.2 million and $0.5 million, respectively.  These damages resulted from penalties that the Company incurred in connection with a registration rights agreement which provided that the Company: (i) use our “best efforts” to file a registration statement for the resale of these shares which would be declared effective by April 11, 2006, (ii) maintain the effectiveness of the registration statement for a one year period subsequent to the effective date, and (iii) pay liquidated damages to the investors of approximately $4,500 per day (which represents about 1% per month of the proceeds) until the registration statement was declared effective or effectiveness was maintained for a period of at least one year after the initial filing date.  The effectiveness of the registration rights agreement terminated May 2007.

Note 6 – Long-Term Debt

Long-term debt consists of (in thousands):	June 30, 2007	December 31, 2006
		(restated)
Notes payable to individuals for the purchase of an equity interest in SCB Building, LLC. Principal and interest payments began in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,960	$2,976
Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	—	1,976
Note payable to a finance company. Monthly principal and interest through December 2018. Interest is calculated at LIBOR rate plus 3.4% and is collateralized by our aircraft. The note is personally guaranteed (up to $0.2 million) by Mr. Whitney, our former Chairman and Chief Executive Officer.	—	983
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A. Principal and interest payments began in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by our Common Stock.	143	213
Note payable to a finance company for the purchase of a company automobile. Principal and interest monthly at 9.9% from April 2007 through May 2011. The note payable is collateralized by the Company automobile.	55	—
Other installment notes payable	—	6
Total long-term debt	3,158	6,154
Less: current portion	(190)	(3,139)
Long-term debt, net of current portion	$2,968	$3,015

During April 2007, the Company completed the sale of our European headquarters building located in the United Kingdom.  The Company received net proceeds of $3.8 million from the sale of the building.  In connection with this transaction, the Company paid the remaining balance of the mortgage payable totaling $2.1 million.  The Company incurred a penalty on the early termination of the mortgage of approximately $0.2 million.

On May 14, 2007, the Company sold the corporate aircraft for net proceeds of $1.3 million, resulting in a loss of approximately $0.2 million.  At the time of the sale, the note payable for the corporate aircraft was paid in full.

Note 7 – Certain Relationships and Related Transactions

The Company leases from Cape Promenade Trust (“Trust”) approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which the Company uses as a training facility, all located in Cape Coral, Florida.  The Trust is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913 and $7,238 in 2007, respectively.  The Company is on a month-to-month basis with respect to the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace properties; these leases expired in March 2006.  The Company previously extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.  See Note 13 - Subsequent Events.

Gulfstream Development Group, LLC

At June 30, 2007 and December 31, 2006, the Company had a formal arrangement with Gulfstream Development Group, LLC, (“Gulfstream”) in which the Company was compensated for providing Gulfstream access to our students at the Company’s advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Cape Coral, Florida from Gulfstream, other lot owners, or Mr. Whitney.  The Company has no ownership interest in Gulfstream and had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream.  Gulfstream often constructs homes on lots owned by our students.  The Company originally received a referral fee of $1,000 for every Gulfstream home built for our students subsequent to the closing of each sale.  In 2007, the referral fee was increased to $2,000. The referral fees paid to the Company by Gulfstream amounted to $0.1 million for the six months ended June 30, 2007 as compared to zero for the six months ended June 30, 2006.

Mr. Whitney holds a 25% interest in Gulfstream and received payments and distributions from this entity for the six months ended June 30, 2007 and 2006.  Gulfstream also had an informal agreement with Mr. Whitney, in which Gulfstream paid him a referral fee of $4,000–$5,000 for each Gulfstream home built for our students.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of June 30, 2007, the Company had investments in several Costa Rican and Panamanian entities.  In addition, two of the Company’s former executives including the Company’s former Chairman and Chief Executive Officer, Mr. Whitney and the former Co-President and Chief Operating Officer, Mr. Simon, have individual ownership interests in some of these entities.  The entities in which both the Company and one or more former executives also have an ownership interest include: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A.  Mr. Whitney indirectly owns approximately 11.4% of Rancho Monterey, S.A., 6.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A.  Mr. Simon indirectly owns approximately 1.4% of Rancho Monterey, S.A.  These entities are managed by Monterey Management, S.A., and are under the common control of Messrs. Whitney and Simon.  Monterey Management, S.A., receives substantial fees from the entities in return for the supervision of the day-to-day operations and cash management.  In addition to management fees related to day-to-day operations, commissions on the sale of the land in Rancho Monterey, S.A., and Monterey del Este, S.A. were paid to Monterey Management, S.A.  See Note 13 – Subsequent Events for further discussion.

A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Note 8 – Income Taxes

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”).  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition of uncertain tax positions.  As of January 1, 2007 the Company believes that no reserves for uncertain income tax position need to be recorded pursuant to FIN No. 48.  The Company has net operating loss carryforwards expiring at various times through the year 2026 of $32.7 million.  The timing and level of future profitability may result in the expiration of net operating loss carryforwards before utilization.  Additionally, utilization for such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.  Tax years 2004 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.  The adoption of FIN No. 48 did not have an impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Note 9 - Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  There are a total of 1,214,900 stock options and 890,719 warrants outstanding as of June 30, 2007 to purchase common stock.  Additionally, the Company has combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering which would be anti-dilutive and as such were excluded from the computation of diluted loss per share.

 The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	Three months ended June 30,
	2007	2006
		(restated)
Numerator for loss per common share	$(11,780)	$(4,412)
Denominator for basic loss per share - weighted average shares	11,739	10,924
Effect of dilutive securities - options and warrants	—	—
Denominator for diluted loss per share - adjusted weighted average shares	11,739	10,924
Loss per common share	$(1.00)	$(0.40)

	Six months ended June 30,
	2007	2006
		(restated)
Numerator for loss per common share	$(10,496)	$(8,575)
Denominator for basic loss per share - weighted average shares	11,739	10,852
Effect of dilutive securities - options and warrants	—	—
Denominator for diluted loss per share - adjusted weighted average shares	11,739	10,852
Diluted loss per common share	$(0.89)	$(0.79)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 10 - Segment Information

The Company operates primarily in two business segments: Proprietary Brands and Rich Dad Education.  Our revenues are generated through the sale of real estate and financial market education courses, programs and products and categorized into segments, depending upon the channel from which the student was acquired.  Operating results for the segments as reported below are evaluated regularly by Executive Management.

 Our segment revenues and gross profit (deficit) are included in the following tables (in thousands):

	Three months ended June 30,		Six months ended June 30,
Segment revenues	2007	2006	2007	2006
		(restated)		(restated)
Proprietary Brands
Real estate education	$22,850	$24,640	$52,645	$49,614
Financial markets education	18,077	23,373	41,803	43,288
Rich Dad Education	6,010	—	8,750	—
Consolidated	$46,937	$48,013	$103,198	$92,902

	Three months ended June 30,		Six months ended June 30,
Segment gross profit (deficit)	2007	2006	2007	2006
		(restated)		(restated)
Proprietary Brands
Real estate education	$3,077	$1,976	$10,601	$4,698
Financial markets education	4,147	1,874	12,687	3,384
Rich Dad Education	(6,618)	—	(8,274)	—
Consolidated	$606	$3,850	$15,014	$8,082

Note 11 - Stockholders’ Deficit

On March 8, 2006, the Company issued 98,156 shares of common stock to the widow of Richard Brevoort, our former President and Chief Operating Officer who passed away in 2002.  The Company recorded $1.4 million in compensation expense in the caption general and administrative expenses in our Condensed Consolidated Statements of Operations and in the additional paid in capital category in our Condensed Consolidated Balance Sheets in the first quarter of 2006, representing the fair value of the securities issued of $0.9 million and our obligation for related income taxes in the amount of approximately $0.5 million.

On March 29, 2006, the Company issued long-term debt of $3.6 million to acquire the remaining 50% of our consolidated subsidiary SCB Building, LLC.  The difference of $0.3 million between the long-term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

Note 12 - Commitments and Contingencies

Software commitment

In December 2005, the Company entered into a commitment for new Customer Relationship Management software (“CRM”) for approximately $3.0 million which includes licensing, training and maintenance.  The Company began development in the first quarter of 2006 and implementation was started in the first quarter of 2007.  From the inception of the project through the six months ended June 30, 2007, $2.6 million in expense and $0.8 million in capital has been recorded.  During the six months ended June 30, 2007, the Company recorded $1.0 million in expense, and zero in capital.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating lease

The Company leases office space for administrative and training requirements.  These leases expire from May 2007 to January 2013.  See Note 7 – Certain Relationships and Related Transactions for related party leases.

The following table includes the rental expense for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Rental expense for operating leases	$310	$191	$584	$394

Future minimum rental payments under non-cancelable leases included above as of June 30, 2007 are as follows (table in thousands):

Year 1	$893
Year 2	663
Year 3	676
Year 4	573
Year 5	524
Thereafter	257
$3,586

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

On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company’s Common Stock from November 18, 2003, through and including December 15, 2006.  See Note 13 — Subsequent Events.

On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.    See Note 13 – Subsequent Events.

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

On September 21, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  The lawsuit is Jeffrey Watson v. Whitney Education Group, Inc, and Russell Whitney in the Twentieth Judicial Circuit Court in and for Lee County, Florida and alleges that Whitney Education Group, Inc,  and Russell Whitney breached a student contract, violated the Florida Unfair and Deceptive Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud by failing to recommend fair and objective vendors in connection with the development and purchase of real estate in an investment program purchased by Plaintiff.  Motions to Dismiss Plaintiff’s complaint are currently pending.

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

In January 2008, the Company sold three of our investments located in Costa Rica.  Those entities were: Rancho Monterey, S.A., Monterey del Este, S.A. and Beautiful Hill, S.A. in which the Company owned 30%, 8% and 100%, respectively.  Proceeds from these entities net of commissions and other expenses were $0.9 million, $0.2 million and $1.4 million, respectively.

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

On January 23, 2008, the Company filed a foreclosure lawsuit against Tranquility Bay of Southwest Florida LLC, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC—parties to the mortgage and/or security agreement.  Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), defaulted on its mortgage payment of $4.5 million to Whitney Information Network, Inc., that was due on or before December 31, 2007.  The lawsuit seeks a judgment of foreclosure on the mortgage instrument.  In the alternative, the lawsuit seeks a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the resulting real property.  Further in the alternative, we seek damages from Anthony Scott Dunlap due to a personal guarantee that Mr. Dunlap signed in relation to the mortgage.  The lawsuit is currently pending in the Circuit Court in Lee County, Florida, and is in the discovery phase.

On February 1, 2008, Mr. Simon resigned as a member of the Board of Directors of Whitney Information Network, Inc.

On February 1, 2008, the Board of Directors appointed two additional independent directors to its Board, Steven C. Barre and Wallace L. Timmeny.  With these changes, the Board of Directors now consists of four (4) independent directors and two (2) management directors.

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf (“Woolf”) and David Gengler (“Gengler”) with one count of conspiracy to commit mail fraud and wire fraud.   Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc. subsidiary at the time of their alleged criminal activities.  The defendants are no longer independent contractors for the Company or any of its subsidiaries.  The Company and its subsidiaries were not charged in the indictment, and none of the Company’s present or former directors or officers were charged in the indictment.  On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for the Company’s EduTrades, Inc. subsidiary.

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

On September 17, 2008, the Company appointed Charles M. Peck as Chief Executive Officer and member of the Board of Directors.

On September 17, 2008, the leases for (i) the training facility located at 1611 East Cape Coral Parkway; and (ii) the training facility at 1630 Southeast 47th Terrace were terminated.  The leases were on a month-to-month basis prior to termination.

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

On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against the Company for $1.4 million for funds allegedly owed to him due to the improper termination of his employment agreement.  The Company believes this lawsuit is without merit.

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to Florida’s Deceptive and Unfair Trade Practices.  The investigation is concerned with consumer-investors that attended Whitney Information Network, Inc. sponsored seminars and invested in Florida homes with Gulfstream Development Group, LLC, and Gulfstream Realty and Development, LLC, since August 1, 2004.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 Form 10-K/A”) filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this report reflect the beliefs of our management on the date of this Quarterly Report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

Effects of Restatement

In this Quarterly Report, we restated our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statement of cash flows for the three and six month period ended June 30, 2006, for the effects of a restatement of our financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.  The restatement corrected errors relating to: (i) disclosures of related party transactions, (ii) the method and disclosure of certain acquisitions; and (iii) depreciable lives of intangible assets and property and equipment.  The restatement also included certain other corrections and conforming changes and had minimal effect on the Company’s cash flows, liquidity, or our financial position for the respective restated periods.  See Part I, Item I – Financial Statements, Note 4 - Restatement of the Consolidated Financial Statements.

Executive Overview

Our business

In the United States, the United Kingdom and Canada, we offer post-secondary non-accredited introductory workshops, primary and advanced courses and training in two primary fields of study:

•                  Real estate education

•                  Financial markets education

Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long-term value. Our brand portfolio includes:

•                  For real estate investment workshops and introductory courses:

•                  Russ Whitney®’s Building Wealth™

•                  Teach Me Foreclosure™ and Real Estate Investing

•                  Rich Dad® Education (“RDE”)

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

All of the trademarks mentioned herein belong to us, except Rich Dad® Education and CashFlow® which we license from Rich Global, LLC.

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Online Live

•                  On Demand Recorded

•                  Conferences

•                  Teleconference

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(restated)		(restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	60.7	57.3	52.2	58.1
Advertising and sales expenses	38.0	34.7	33.2	33.2
General and administrative expenses	19.7	17.4	18.7	17.9
Special items (a)	7.5	0.4	6.6	0.5
Total operating costs and expenses	125.9	109.8	110.7	109.7

Loss from operations	(25.9)	(9.8)	(10.7)	(9.7)

Gross profit	1.3	8.0	14.6	8.7

Other income (expense):
Other income (expense), net	0.3	(0.2)	0.2	(0.4)
Interest income	1.0	1.2	0.9	1.1
Interest expense	(0.2)	(0.3)	(0.2)	(0.2)
Equity loss from related parties	(0.3)	—	(0.3)	—
Total other income (expense)	0.8	0.7	0.6	0.5

Loss before income taxes	(25.1)	(9.1)	(10.1)	(9.2)

Income tax provision	—	(0.1)	(0.1)	—

Net loss	(25.1)%	(9.2)%	(10.2)%	(9.2)%

(a)          Special items expense includes direct costs associated with the SEC and the DOJ investigations and liquidating damages for the registration rights of our stock.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net (loss) income excluding the impact of special items (including the costs associated with the SEC and the DOJ investigations, class action and derivative lawsuits); interest income; interest expense; other income (expense), net; income tax (provision) benefit; stock option compensation expense; depreciation and amortization expense; and equity income (loss) from related parties.  We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses.  Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

The vast majority of our costs to acquire students have been expended before a student attends any basic or advanced training.  Those costs include media, travel, facilities and instructor fees for the introductory workshops and are expensed when incurred.  However, revenue recognition of the tuition paid by students to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the student, (ii) the student has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue is recognized through course breakage.  It is only after one of those four occurrences that revenue is considered earned.  Thus, reporting in accordance with GAAP creates significant timing differences with respect to revenue and expenses, both in our condensed consolidated statements of cash flows and condensed consolidated statements of operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

Adjusted EBITDA has material limitations and should not be considered as an alternative to net (loss) income, cash flows provided by operations, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity.  Items excluded from Adjusted EBITDA are significant components in understanding our financial performance.  Because Adjusted EBITDA is not a financial measurement in accordance with GAAP and is subject to varying calculations, Adjusted EBITDA as presented may not be comparable to other similar titled measures of performance used by other companies.

The table below is a reconciliation of the Company’s net loss to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(restated)		(restated)
Net loss	$(11,780)	$(4,412)	$(10,496)	$(8,575)
Special items	3,503	189	6,789	459
Interest income	(445)	(572)	(885)	(980)
Interest expense	70	136	172	218
Other (income) expense, net	(117)	100	(201)	321
Income tax (benefit) provision	(12)	39	49	39
Stock gift	—	—	—	937
Stock option expense	242	245	535	497
Depreciation and amortization expense	461	316	797	634
Equity loss (gain) from related parties	154	8	331	(22)
Gain on sale of assets	(43)	—	(37)	—
EBITDA	(7,967)	(3,951)	(2,946)	(6,472)

Net change in deferred revenue	5,086	12,138	363	24,516
Net change in deferred course costs	(1,428)	(1,067)	(1,376)	(2,118)
Adjusted EBITDA	$(4,309)	$7,120	$(3,959)	$15,926

Adjusted EBITDA as a percentage of cash received from course and product sales	(8.3)%	11.8%	(3.8)%	13.6%

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(restated)		(restated)
Cash received from course and product sales:
Proprietary Brands
Real estate education	$19,983	$28,142	$45,232	$58,273
Financial markets education	9,959	32,009	26,676	59,145
Rich Dad Education	22,081	—	31,653	—
Total consolidated cash received from course and product sales	52,023	60,151	103,561	117,418

Change in deferred revenue (increase)/decrease to deferred revenue:
Proprietary Brands
Real estate education	2,867	(3,502)	7,413	(8,659)
Financial markets education	8,118	(8,636)	15,127	(15,857)
Rich Dad Education	(16,071)	—	(22,903)	—
Total consolidated change in deferred revenue	(5,086)	(12,138)	(363)	(24,516)

Revenue:
Proprietary Brands
Real estate education	22,850	24,640	52,645	49,614
Financial markets education	18,077	23,373	41,803	43,288
Rich Dad Education	6,010	—	8,750	—
Total consolidated revenue for financial reporting purposes	$46,937	$48,013	$103,198	$92,902

Business segments

We operate in two business segments: Proprietary Brands and RDE.  The proportion of revenue from each segment is as follows:

	Three months ended June 30,		Six months ended June 30,
As a percentage of total revenue	2007	2006	2007	2006

Proprietary Brands:
Real estate education	48.7%	51.3%	51.0%	53.4%
Financial markets education	38.5	48.7	40.5	46.6
Rich Dad Education	12.8	—	8.5	—
Total	100.0%	100.0%	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™.  We have added to our brand portfolio by offering our students additional real estate education offerings.  We launched Teach Me Foreclosure™ & Real Estate Investing in 2006.

Cash sales for the three months ended June 30, 2007 (“second quarter of 2007”) and 2006 (“second quarter of 2006”) were $20.0 million and $28.1 million, respectively, and revenues for these quarters were $22.9 million and $24.6 million, respectively.  The decrease of $8.1 million in cash sales and $1.7 million in revenue for the second quarter of 2007 as compared to the second quarter of 2006 was primarily attributable to the decline in sales of our Russ Whitney®’s Building Wealth ™ and the suspension of the Cash Flow Generator ® product partially offset by the launch of Teach Me Foreclosure™ & Real Estate Investing.  In addition, there was decreased interest among prospective students in our real state course offerings resulting from the downturn in the housing market.  These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one paid course, and a lower average amount of sales of advanced courses per student.  We suspended the sales of our Cash Flow Generator ® product until we can determine and test the merits of a repositioned student offering.

Cash sales for the six months ended June 30, 2007 and 2006 were $45.2 million and $58.3 million respectively, and revenues for these periods were $52.6 million and $49.6 million, respectively.  The decrease of $13.1 million in cash sales for the second quarter of 2007 as compared to the second quarter of 2006 was primarily attributable to the factors described above for the three months ended June 30, 2007.  The increase of $3.0 million in revenue was primarily attributable to the recognition of revenue for the incremental change in course breakage totaling $1.8 million for the six months ended June 30, 2007.

Financial markets education

EduTrades, the Proprietary Brands financial markets education division, began operations in July 2002, with the acquisition of Teach Me to Trade®, and began sales in the fourth quarter of 2002.  We provide education to avocational investors in financial instruments, such as stocks and stock options.  Our training teaches trading fundamentals as well as advanced technical analysis to potential investors.

Cash sales for the three months ended June 30, 2007 were $10.0 million as compared to $32.0 million for the three months ended June 30, 2006, respectively, and revenues for these quarters were $18.1 million and $23.4 million, respectively.  The decrease of $22.0 million in cash sales and the decrease of $5.3 million in revenue in 2007 as compared to 2006 was primarily attributable to the success of our Star Trader® and Options Success Systems™ brands in 2006, while minimal sales were attributed to these brands in 2007.  Option Success Systems™ was suspended during the forth quarter of 2006 and Star Trader® was suspended during the first quarter of 2007.

Cash sales for the six months ended June 30, 2007 and 2006 were $26.7 million and $59.1 million, respectively, and revenues for these periods were $41.8 million and $43.3 million, respectively.  The decrease of $32.4 million in cash sales and $1.5 million in revenue in 2007 as compared to 2006 was primarily attributable to the factors described above for the three months ended June 30, 2007.

Rich Dad Education

In 2006, we launched RDE, in alliance with Rich Global, LLC, which is based on the investing principles and philosophy of Robert Kiyosaki, as detailed in his best-selling book, Rich Dad Poor Dad.  Our RDE Brand provides investor education in the United States, United Kingdom and Canada.

During the second quarter and six months ended June 30, 2007, the RDE segment revenue represented approximately 12.8% and 8.5% of total revenue, respectively.

Cash sales for the second quarter of 2007 were $22.1 million and revenues were $6.0 million, respectively.  Cash sales for the six months ended June 30, 2007 were $31.7 million and revenues were $8.8 million, respectively.  There were no cash sales or revenues associated with this brand in 2006, reflecting the late 2006 start-up of this new joint venture.

Non-core investments

As of June 30, 2007, we had investments in several Costa Rican and Panamanian entities.  Additionally, two of our former executives, including the Company’s former Chairman and Chief Executive Officer, Russell Whitney, and the former Co-President and Chief Operating Officer, Ronald Simon had individual interests in some of these entities.

The ownership interests in the entities are presented in the following table:

			As of June 30, 2007
Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loans ($000’s)
Rancho Monterey, S.A. (a)	Raw land sales	Equity	30.0%	$325.8
Monterey del Este, S.A. (a)	Raw land sales	Equity	8.0%	293.0
MDM/MTO (b)	Hotel/land concession	Equity	56.0%	1,476.0
Monterey Management, S.A (c)	Management services	N/A	0.0%	321.1
Beautiful Hill, S.A. (a)(d)	Conference center	Consolidation	100.0%	746.6
Total				$3,162.5

N/A – Not applicable

(a) These entities were sold in January 2008.

(b) The full entity names are Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”).

(c) Monterey Management, S.A. is owned 100% by Maria Jimenez, an independent contractor, for the Company.  We had advanced $0.3 million in working capital funds to this entity as of June 30, 2007.  We do not have any ownership in this entity.

(d) The historical cost and related depreciation for the conference center are reflected in “property and equipment” on our condensed consolidated balance sheets.

Our investments in Rancho Monterey, S.A., Monterey del Este, S.A. and Monterey del Mar, S.A./Mar y Tierra del Oeste, S.A. are accounted for in our condensed consolidated financial statements under the equity method of accounting.  Our investment in Beautiful Hill is consolidated in our condensed consolidated financial statements.  For the quarters ended June 30, 2007 and 2006, in accordance with the equity method of accounting, we recorded our share of the loss related to our interests in the amounts of approximately $154,000 and $8,000, respectively.  For the six months ended June 30, 2007, in accordance with the equity method of accounting, we recorded our share of loss in these investments of $331,000 and a gain of $22,000 for the six months ended June 30, 2006, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A. which owns a one-third interest in Monterey Group, S.A., whose only asset is two and one-half acres of beachfront land adjacent to Monterey del Mar, S.A./Mar y Tierra del Oeste,

S.A., our hotel property.  Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results.  Therefore, we do not record an equity interest related to these entities.

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

Southwest Florida Investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC, which owns 74 acres of land zoned for residential development in Southwest Florida.  The investment entity had no ongoing activity other than minimal costs of carrying the land.  We recorded our share of these costs under the equity method of accounting.

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

Our net book value for this investment is approximately $2.8 million.  We do not have any debt associated with this asset and we will not receive proceeds unless the buyer is able to secure the requisite financing.  Accordingly, we will not record any gain on this asset sale until cash proceeds are realized. See Note 13 - Subsequent Events.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to consolidated financial statements for the year ended December 31, 2006, included on the Form 10-K/A filed with the Securities and Exchange Commission on January 15, 2009.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue

Revenue for the second quarter of 2007 was $46.9 million a decrease of $1.1 million or 2.2%, from $48.0 million for the three months ended June 30, 2006 (in thousands):

	Three months ended June 30,		%
	2007	2006	Change
		(restated)
Basic training sessions	$7,789	$5,553	40.3%
Advanced courses	37,691	47,209	(20.2)
Product sales	3,998	3,823	4.6
Other	2,545	3,566	(28.6)
Total cash received from course and product sales	$52,023	$60,151	(13.5)
Net change in deferred revenue	(5,086)	(12,138)	58.1
Revenue for financial reporting purposes	$46,937	$48,013	(2.2)%

The decrease in revenue in the second quarter of 2007 resulted from the decline in sales of our advanced courses which was attributable to the decline in the real estate segment.  The decrease in revenue was partially offset by the recognition of course breakage in the second quarter of 2007 of $9.2 million, as compared to $4.7 million in the second quarter of 2006, an increase of $4.5 million or 95.7%.

The following table illustrates the number of educational events for the comparative periods:

	Three months ended June 30,
	2007	2006	Change
Number of courses
Free introductory workshops	1,567	1,360	15.2%
Basic training sessions	237	293	(19.1)
Advanced live courses	162	159	1.9
Advanced electronic courses	30	33	(9.1)
	1,996	1,845	8.2%
Number of attending students
Basic training sessions	11,174	17,257	(35.2)%
Advanced live courses	2,861	4,170	(31.4)
Advanced electronic courses	592	2,557	(76.8)
	14,627	23,984	(39.0)%

Average students per paid course
Basic training sessions	47.1	58.9	(20.0)%
Advanced live courses	17.7	26.2	(32.4)%
Average	35.2	47.4	(25.7)%

Approximately 25.8% of the students attending the free introductory workshops purchased one or more of our basic training sessions during the second quarter of 2007, a decline from 29.7% in the second quarter of 2006.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

The following table reflects the media source by which prospective students accessed our free introductory workshops:

	Three months ended June 30,
	2007	2006

Television	41.1%	65.9%
Direct mail	14.8	12.6
Newspaper	6.4	2.3
Website	18.6	18.0
Online advertising	12.0	1.1
Radio and other	7.1	0.1
	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites increased by 26.6% for the three months ended June 30, 2007 when compared with the three months ended June 30, 2006.  We introduced on-line advertising in late 2006.  This category was a source of 12.0% of the prospective students in the second quarter of 2007 as compared to 1.1% for the three months ended June 30, 2006.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free introductory workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

For the second quarter ended June 30, 2007, direct course expenses were $28.5 million, an increase of $1.0 million or 3.6% as compared to $27.5 million for the second quarter ended June 30, 2006.  As a percentage of revenue, direct course expenses increased by 3.6 percentage points from 57.2% for the second quarter ended June 30, 2006, to 60.8% for the second quarter ended June 30, 2007.  The increase in direct course expense is attributable to an increase in event fees, partially offset by a decrease in sales commissions and product costs.

The components of direct course expenses as a percentage of revenue changed as follows:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (decrease)
Decrease in event expense	16.2
Decrease in sales commissions	(9.9)
Decrease in product cost	(0.8)
Decrease in alliance cost	(1.9)
(3.6)

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

The following table represents the expense categories that comprise advertising and sales expense for the second quarter ended June 30, 2007 and 2006, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	For the three months ended June 30,
Expense category	2007		2006
			(restated)
Television expense	$9,009	50.6%	$9,849	59.1%
Direct mail expense	2,106	11.8	1,777	10.7
Newspaper expense	1,083	6.1	584	3.5
Internet expense	2,158	12.1	957	5.7
Radio expense	236	1.3	29	0.2
Media spending	14,592	81.9	13,196	79.2
Telemarketing/outreach sales commissions	2,234	12.5	3,465	20.8
RDE licensing fees (1)	995	5.6	—	0.0
Advertising and sales expense	$17,821	100.0%	$16,661	100.0%

(1) RDE licensing fees were not significant prior to 2007.

Our media spending increased by 10.6% for the three months ended June 30, 2007, compared to the same period in 2006.  We re-directed some of our media spending from television to internet advertising during the second quarter of 2007.

Media spending by category as a percentage of total media spending is presented in the following table:

	For the three months ended June 30,
	2007	2006
		(restated)
Television	61.7%	74.6%
Direct mail	14.4	13.5
Newspaper	7.4	4.4
Radio	1.6	0.2
Website and other	14.9	7.3
	100.0%	100.0%

Advertising and sales expense for the second quarter of 2007 was $17.8 million, an increase of 6.6% or $1.1 million as compared to $16.7 million for the second quarter of 2006.  Our advertising and sales expense is approximately 38.0% of total revenues for the three months ended June 30, 2007, as compared to 34.7% of total revenues for the three months ended June 30, 2006.

The following table illustrates this change of 3.3 percentage points:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (Decrease)
Increase in licensing costs related to Rich Dad® Education	2.1
Decrease in television advertising expense	(1.3)
Decrease in telemarketing sales commissions	(2.5)
Increase in internet and web advertising expenses	2.6
Increase in marketing expenses	2.4
3.3

Gross profit

Gross profit decreased to $0.6 million for the three months ended June 30 2007, as compared to $3.9 million for the three months ended June 30, 2006, a decrease of $3.3 million, or 84.6%.  This decrease is partially attributable to the reduction in revenue of $1.1 million and the increase in both direct course expenses and advertising and sales expenses of  $1.0 million and $1.1 million, respectively, for the second quarter of 2007 as compared to the second quarter of 2006.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff.

General and administrative expenses were $9.3 million for the quarter ended June 30, 2007, an increase of $0.9 million, or 10.7%, as compared to $8.4 million for the quarter ended June 30, 2006.  General and administrative expenses increased from 17.4% of revenue in the second quarter of 2006 to 19.8% of revenue in the second quarter of 2007.  The increase in general and administrative expenses was due primarily to an increase of $0.5 million in salaries, relocation expense and benefits due to the addition of certain employees in the accounting and technology departments and $0.5 million in professional fees partially offset by a decrease in certain other costs of $0.1 million

Special items

Special items incurred for the three months ended June 30, 2007 were approximately $3.5 million which included professional fees and other costs associated with the SEC and the DOJ investigations.  As of June 30, 2006, no amounts were incurred as the SEC and DOJ investigations began November 14, 2006, and December 11, 2006, respectively.  Special items in the second quarter of 2006 were approximately $0.2 million, which were due to the liquidated damages charges related to penalties which we incurred pursuant to a registration rights agreement.

Stock-based compensation

During the second quarter of each 2007 and 2006, we recorded approximately $0.2 million of stock-based compensation.  We consider all of our stock-based compensation as a component of general and administrative expenses.

Other income (expense), net

Other income (expense) for the second quarter of 2007 was $0.1 million as compared to $(0.1) million for the second quarter of 2006.  The increase in other income was due to foreign currency transactions gains.

Interest income and expense

Interest income, for the three months ended June 30, 2007 was $0.4 million as compared to $0.6 million for the same period of 2006.  Interest expense for each of the three months ended June 30, 2007 and 2006, was $0.1 million.

Equity (loss) income from related parties

Equity loss from related parties was $0.2 million for the three months ended June 30, 2007, as compared to loss of zero for the three months ended June 30, 2006.  The equity loss relates to our investments in Costa Rican and Panamanian entities.

Income tax benefit (provision)

In the second quarter of 2007, we recorded approximately $12,000 in state income tax benefit as compared with $39,000 in income tax provision for the second quarter of 2006.

Net loss

Net loss for the quarter ended June 30, 2007, was $11.8 million as compared to $4.4 million for the quarter ended June 30, 2006, a $7.4 million increase.  The increase in our net loss is due to the increase in expenses due to the SEC and DOJ proceedings as well as increases in all other expense categories due to the RDE brand start-up costs.

Six Months Ended 2007 compared to Six Months Ended 2006

Revenue

Revenue for the six months ended June 30, 2007, was $103.2 million, an increase of 10.3 million or 11.1% from $92.9 million for the six months ended June 30, 2006 (in thousands):

	Six months ended June 30,		%
	2007	2006	Change
		(restated)
Cash received from course and product sales:
Basic training sessions	$15,206	$11,890	27.9%
Advanced courses	77,703	92,231	(15.8)
Product sales	7,440	7,268	2.4
Other	3,212	6,029	(46.7)
Total cash received from course and product sales	103,561	117,418	(11.8)
Net change in deferred revenue	(363)	(24,516)	(98.5)
Revenue for financial reporting purposes	$103,198	$92,902	11.1%

For the six months ended June 30, 2007, revenue recognition due to course breakage was $20.3 million as compared to $9.0 million for the same period in 2006.  The increase of $11.3 million or 125.6% over 2006 YTD is primarily attributable to the recognition of course breakage which began in the fourth quarter of 2006 for our Proprietary Brands financial markets education segment.  The course breakage recognized from the financial markets education segment was $9.4 million for the six months ended June 30, 2007.

The following table illustrates the number of educational events for the comparative periods:

	Six months ended June 30,
	2007	2006	Change
Number of courses
Free introductory workshops	3,035	2,591	17.1%
Basic training sessions	488	521	(6.3)
Advanced live courses	323	302	7.0
Advanced electronic courses	64	92	(30.4)
	3,910	3,506	11.5%
Number of attending students
Basic training sessions	24,600	31,754	(22.5)%
Advanced live courses	5,140	7,646	(32.8)
Advanced electronic courses	1,211	4,328	(72.0)
	30,951	43,728	(29.2)%
Average students per paid course
Basic training sessions	50.4	60.9	(17.2)%
Advanced live courses	15.9	25.3	(37.2)%
Average	36.7	47.9	(23.3)%

Approximately 25.0% of the students attending the free introductory workshops purchased one or more of our basic training sessions during the first half of 2007, a decline from 28.3% in the first half of 2006.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

The following table reflects the media source by which prospective students accessed our free introductory workshops:

	Six months ended June 30,
	2007	2006
Television	47.3%	67.4%
Direct mail	14.5	12.0
Newspaper	5.7	1.8
Website	18.0	18.2
Online advertising	10.1	0.5
Radio and Other	4.4	0.1
	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites increased by 9.3% for the six months ended June 30, 2007 when compared with the three months ended June 30, 2006.  We introduced on-line advertising in late 2006.  This category was a source of 10.1% of the prospective students in the second quarter of 2007 as compared to 0.5% for the three months ended June 30, 2006.

We have been diversifying the media channels with which we attract prospective students as evidenced by a media mix decline of 20.1 percentage points in television for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  We have increased our use of direct mail, radio, newspaper, and online advertising and reduced our traditional use of television advertising.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free introductory workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

In the six months ended June 30, 2007, direct course expenses decreased $0.1 million, or 0.2%, to $53.9 million, from $54.0 million in the same period of 2006, primarily due to lower event expenses and alliance fees.  As a percentage of revenue, direct course expenses improved 5.9 percentage points (pp) from 58.1% for the six months ended June 30, 2006 to 52.2% in the same period of 2007.  The decline as a percentage of revenue was a result of the significant increase in revenue related to course breakage for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

The components of direct course expenses as a percentage of revenue changed as follows:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (decrease)
Decrease in event expense	6.7
Increase in sales commissions	(10.1)
Decrease in product cost	(0.6)
Decrease in alliance expense	(1.8)
(5.8)

Advertising and sales expenses

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

The following table represents the expense categories that comprise advertising and sales expense for the six months ended June 30, 2007 and 2006, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	For the six months ended June 30,
Expense category	2007		2006
			(restated)
Television expense	$18,765	54.8%	$19,511	63.3%
Direct mail expense	3,880	11.3	3,222	10.4
Newspaper expense	1,697	5.0	966	3.1
Internet expense	3,826	11.2	1,356	4.4
Radio expense	493	1.4	29	0.1
Media spending	28,661	83.7	25,084	81.3
Telemarketing/outreach sales commissions	4,203	12.3	5,779	18.7
RDE licensing fees (1)	1,381	4.0	—	0.0
Advertising and sales expense	$34,245	100.0%	$30,863	100.0%

(1) RDE licensing fees were not significant prior to 2007.

Our media spending increased by 14.3% for the six months ended June 30, 2007, over the same period in 2006.  We have diversified our media spending and shifted some of our media spending from television to more direct mail, newspaper, radio and internet during the past year.

Media spending by category as a percentage of total media spending is presented in the following table:

	Six months ended June 30,
	2007	2006

Television	65.5%	77.8%
Direct mail	13.5%	12.8%
Newspaper	5.9%	3.9%
Internet	13.4%	5.4%
Radio	1.7%	0.1%
	100.0%	100.0%

Advertising and sales expenses for the six months ended June 30, 2007, were $34.2 million, an increase of 10.7% or $3.3 million as compared with $30.9 million for the comparable period of 2006.  Advertising and sales expenses for each of the six months ended June 30, 2007 and 2006, were 33.2% of revenue.  The increase in advertising and sales expense is attributable to licensing fees for the use of the Rich Dad® brand in RDE, and the reduced effectiveness of our advertising message.

The following table illustrates this change in the mix of advertising and sales expense as percentage points (pp):

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (decrease)
Increase in media spending	1.4
Decrease in telemarketing sales commission	(2.1)
Decrease in television advertising expense	(2.8)
Increase in internet and web advertising	2.2
Increase in licensing fees as a percentage of revenue	1.3
0.0

Gross profit

Gross profit increased to $15.0 million for the six months ended June 30 2007, as compared to $8.1 million for the six months ended June 30, 2006, an increase of $6.9 million, or 85.2%.  This increase is primarily attributable to the increase in revenue of $10.3 million offset by the increase in advertising and sales expenses of $3.4 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff.

General and administrative expenses were $19.3 million for the six months ended June 30, 2007, an increase of $2.7 million, or 16.3%, as compared with $16.6 million for the six months ended June 30, 2006.  General and administrative expenses increased from 17.9% of revenue for the six months ended June 30, 2006 to 18.7% of revenue for the six months ended June 30, 2007.  The $2.7 million increase in general and administrative expenses as compared to the six months ended June 30, 2006, include the following: (i) $0.8 million in additional professional fees, primarily legal expenses (not including special items), (ii) $2.0 million in salaries, benefits and relocation expenses related to the addition of new employees in the accounting and technology departments and, (iii) a decrease of $0.1 million in certain other costs.

Special items

Special items incurred in the six months ended June 30, 2007, were approximately $6.8 million which included professional fees and other costs associated with the SEC and the DOJ investigations.  We have incurred a total of $7.7 million of such expenses since November 2006.  In the six months ended June 30 2006, we incurred $0.5 million in special items costs related to the liquidated damages provision of a registration rights agreement.

Other income (expense), net

Other income for the six months ended June 30, 2007, was $0.2 million as compared with expense of $0.3 million for the six months ended June 30, 2006.  The change in other income was attributable to the reduction in foreign currency losses.

Interest income and expense

Interest income, for the six months ended June 30, 2007 was $0.9 million as compared to $1.0 million for the same period of 2006.  Interest expense for each of the six months ended June 30, 2007 and 2006, was $0.2 million.

Equity (loss) income from related parties

Equity losses from related parties for the six months ended June 30, 2007, were $331,000 as compared to a gain $22,000 for the six months ended June 30, 2006.  The equity losses and income relate to our investment in Costa Rican and Panamanian entities.

Income tax provision

In the six months ended June 30, 2007, income tax provision was $49,000 as compared to $39,000 for the six months ended June 30, 2006.

Net loss

Net loss for the six months ended June 30, 2007, amounted to $10.5 million, as compared to a net loss of $8.6 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  As of June 30, 2007, cash, cash equivalents and restricted cash was $40.0 million, a decrease of $0.7 million or 1.7%, as compared to $40.7 million from December 31, 2006.

Our joint venture agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds received from RDE students; and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands, except in the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.  Our RDE Brand accounted for approximately 30.6% of our total cash sales for the six months ended June 30, 2007.

Our $40.0 million of cash, cash equivalents and restricted cash balances includes $13.8 million attributable to RDE and $26.2 million related to our Proprietary Brands business.  As of December 31, 2006, the cash, cash equivalents and restricted cash balances of $40.7 million included $1.4 million attributable to RDE and $39.3 million related to our Proprietary Brands business.  The increase in the RDE cash balances in 2007 as compared to 2006 reflects the late 2006 start-up of this new venture.

Net cash used in operations in the first six months of 2007 was $5.2 million, as compared to cash provided by operations of $13.8 million for the six months ended June 30, 2006, a decrease of $19.0 million.  The decrease in cash provided by operations was primarily due to the reduction in cash received from course and product sales of $13.9 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.  In addition, the decrease in cash from operations was a result of the additional expenses of $6.8 million incurred during the six months ended June 30, 2007 related to the costs of the various investigations and lawsuits and an incremental $3.5 million in our restricted cash requirement versus last year, primarily related to the cash collateral required by our credit card vendors.

Cash provided by investing activities was $3.5 million for the six months ended June 30, 2007, as compared to $0.8 million provided by investing activities for the six months ended June 30, 2006.  During the six months ended June 30, 2007, cash in the amount of $5.0 million was received from the sale of our land and building in the United Kingdom and our original corporate aircraft.  Additionally, for the six months ended June 30, 2007, we invested cash of $1.2 million in capital expenditures, an increase of $0.3 million over the comparable period in 2006.  Capital expenditures for the six months ended June 30, 2007 included $0.1 million in computer hardware associated with our customer relationship management system, $0.4 million in leasehold improvements and furniture primarily for our new Murray, Utah location, $0.2 million related to our new corporate aircraft and $0.1 million for the purchase of a company automobile.  During the six months ended June 30, 2006, we received proceeds of $1.7 million from a note receivable.

Cash used in financing activities was $3.2 million for the six months ended June 30, 2007, as compared to $4.8 million used in financing activities for the six months ended June 30, 2006.  The primary use of cash for financing activities during the six months ended June 30, 2007, was the repayment of $3.2 million in long-term debt related to our United Kingdom offices and the corporate aircraft.

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

The majority of our cash equivalents are invested in short term, liquid, investment grade commercial paper with yields ranging from 5.2% to 5.3%.  Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, amounted to $11.9 million at June 30, 2007, and $7.5 million at December 31, 2006.  The increase in restricted cash at June 30, 2007 is primarily due to a reserve of $3.6 million that was established to secure a previously unsecured credit line with a credit card vendor.  This reserve is held in an interest bearing account.  At June 30, 2007 and December 31, 2006, we used letters of credit to secure merchant accounts and certain state bonding requirements for approximately of $1.1 million and $1.6 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 4.3% to 5.2%.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are expending a significant amount of financial resources.  We estimated from inception of the investigations through June 30, 2007, we have incurred in total over $7.4 million in professional and external direct costs associated with these matters ($6.7 million in six months ended June 30, 2007).  The costs of the investigations and legal proceedings may have a material adverse effect on us.  We do not know what the full costs of the investigation or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital.  However, the current investigations by both the SEC and DOJ and the related shareholder and derivative actions may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future.  We intend to continue to use working capital for operating purposes.  As of June 30, 2007, the portion of our consolidated deferred revenue balance of $115.8 million related to our RDE business in the United States, Canada and the United Kingdom was $24.5 million.

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

The following reflects our commitments for debt and other commitments as of June 30, 2007 (unaudited, in thousands):

	Debt	Operating lease commitments	Total
2008	$190	$893	$1,083
2009	50	663	713
2010	55	676	731
2011	57	573	630
2012	45	524	569
Thereafter	2,761	257	3,018
	$3,158	$3,586	$6,744

Additionally, in December 2005, we entered into a commitment for a new Customer Relationship Management (CRM) system.  The initial commitment was $2.5 million.  Additional necessary system enhancements have increased our total commitment to $3.0 million and include installation, training and support services.  Development began in 2006.  Through June 30, 2007, we have spent $2.6 million in expense and $0.8 million in capital for this commitment.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.  Moreover, we will continue to expend monies as we complete the implementation and continue enhancements to our CRM application.

Contractual Obligations

We presented our contractual obligations in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009.

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009.

Because of these material weaknesses, we performed additional controls, procedures and analyses designed to ensure that our unaudited condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States.  We relied on increased monitoring and review to compensate for the material weakness in our internal controls.  Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report fairly presents, in all material respects, our financial position, results of operations and cash flow for the period presented.

b)             Changes in Internal Control over Financial Reporting

We are in the process of instituting additional controls to remediate the material weaknesses as described in our 2006 Annual Report on Form 10-K/A.  During the quarter ended June 30, 2007, we hired additional accounting personnel and added a review and approval process to our account reconciliations prepared as part of the monthly closing process.  However, we were not able to test this procedure and we were unable to remediate the material weaknesses by the end of the second quarter of 2007.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 12 — Commitments and Contingencies in the notes to the condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009, which could materially affect our business, financial condition or future results.  The risks described in our 2006 Annual Report on Form 10-K/A are not the only risks that we may face.  Additional risks and uncertainties not currently known to the Company, or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: January 15, 2009	By:	/s/ Charles M. Peck
Charles M. Peck
Chief Executive Officer

Dated: January 15, 2009	By:	/s/ Anne M. Donoho
Chief Financial Officer

Exhibit Index

No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.