Form 10-Q
period 2007-09-30
WHITNEY INFORMATION NETWORK INC
filed 2009-01-15
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-27403

WHITNEY INFORMATION NETWORK, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1475486
(State or other jurisdiction of incorporation) or organization	(I.R.S. Employer Identification No.)

1612 East Cape Coral Parkway, Cape Coral, Florida	33904
(Address of principal executive offices)	(Zip Code)

(239) 542-0643

 (Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 11,738,587 shares of common stock outstanding as of December 15, 2008

PART I. FINANCIAL INFORMATION

Explanatory Note

In this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 (“Quarterly Report”), Whitney Information Network, Inc. (“Company,” “we,” “us,” or “our”) has restated its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2006 for the effects of a restatement of our financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.  This restatement was filed in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 Annual Report on Form 10-K/A”), which was filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009.  The restatement corrected errors relating to:  (i) disclosures of related party transactions; (ii) the method and disclosure of certain acquisitions, and (iii) depreciable lives of intangible assets and property and equipment.  The restatement also includes certain other corrections and conforming changes and had minimal effect on the Company’s cash flows, liquidity or our financial position for the respective restated periods.  See Part 1, Item I — Financial Statements and Note 4 — Restatement of the Consolidated Financial Statements in the Notes to the Condensed Consolidated Financial Statements.

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

In December 2006, our Board of Directors established a Special Committee of independent directors to conduct an internal investigation of the activities that are the subject of the government investigations and the Special Committee engaged the law firm of Wilmer Cutler Pickering Hale and Dorr LLP (“Wilmer Hale”) to assist with this investigation.  The Special Committee reported its findings and made recommendations to the Board of Directors, as reported in the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2007 and such recommendations have either been implemented or are being implemented as discussed herein.

ITEM 1. FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30, 2007	December 31, 2006
		(restated)
Assets
Current assets:
Cash and cash equivalents	$35,515	$33,221
Restricted cash	13,793	7,525
Accounts receivable, net	545	3,373
Notes receivable, current portion	3,122	84
Deferred course expenses, current portion	18,526	14,559
Prepaid advertising and other prepaid expenses	1,486	2,519
Inventory	1,352	1,061
Assets held for sale	—	4,719
Total current assets	74,339	67,061

Notes receivable, net of current portion	7,021	7,087
Property and equipment, net	12,083	11,745
Investment and development costs in real estate	2,154	5,061
Intangible assets, net	448	496
Deferred course expenses, net of current portion	5	171
Other assets	173	66
Total assets	$96,223	$91,687
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,672	$6,936
Income taxes payable	504	545
Accrued course expenses	1,948	1,250
Accrued salaries, wages and benefits	5,620	3,965
Other accrued expenses	7,223	5,820
Long-term debt, current portion	160	3,139
Deferred rental incentives, current portion	113	71
Deferred revenue, current portion	123,568	114,922
Total current liabilities	148,808	136,648

Long-term debt, net of current portion	2,966	3,015
Deferred rental incentives, net of current portion	455	394
Deferred revenue, net of current portion	15	486
Total liabilities	152,244	140,543

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding, as of September 30, 2007 and December 31, 2006	2,591	2,591
Paid-in capital	1,806	1,089
Foreign currency translation adjustment	(1,768)	(1,160)
Accumulated deficit	(58,650)	(51,376)
Total stockholders’ deficit	(56,021)	(48,856)
Total liabilities and stockholders’ deficit	$96,223	$91,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(restated)		(restated)
Revenue	$56,582	$52,554	$159,780	$145,456

Operating costs and expenses:
Direct course expenses	27,085	29,118	81,024	83,075
Advertising and sales expenses	14,580	16,299	48,825	47,162
General and administrative expenses	9,805	8,385	29,097	25,007
Special items	2,202	462	8,991	921
Total operating costs and expenses	53,672	54,264	167,937	156,165
Income (loss) from operations	2,910	(1,710)	(8,157)	(10,709)

Other income (expense):
Other (expense) income, net	(8)	15	193	(306)
Interest income	514	787	1,399	1,767
Interest expense	(52)	(130)	(224)	(348)
Equity loss from related parties	(92)	(31)	(423)	(9)
(Loss) gain on sale of assets	(2)	47	35	47
Total other income	360	688	980	1,151

Income (loss) before income taxes	$3,270	$(1,022)	$(7,177)	$(9,558)
Income tax provision	(48)	(1)	(97)	(40)
Net income (loss)	$3,222	$(1,023)	$(7,274)	$(9,598)

Net income (loss) per share:
Basic	$0.27	$(0.09)	$(0.62)	$(0.88)
Diluted	$0.27	$(0.09)	$(0.62)	$(0.88)

Weighted average common shares outstanding:
Basic	11,739	11,186	11,739	10,964
Diluted	11,871	11,186	11,739	10,964

Comprehensive income (loss):
Net income (loss)	$3,222	$(1,023)	$(7,274)	$(9,598)
Foreign currency translation adjustments	(295)	(168)	(608)	90
Comprehensive income (loss)	$2,927	$(1,191)	$(7,882)	$(9,508)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2007	2006
		(restated)
Cash flows from operating activities:
Net loss	$(7,274)	$(9,598)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,225	948
Stock-based compensation costs	717	664
Stock gift	—	937
Deferred rental incentive	103	—
Gain on sale of assets	(35)	(47)
Minority interest and equity loss from related parties	423	9
Changes in operating assets and liabilities:
Restricted cash	(6,268)	(485)
Accounts receivable, net	2,828	(2,245)
Prepaid advertising and other prepaid expenses	1,033	(215)
Inventory	(291)	(31)
Deferred course expenses	(3,801)	(2,533)
Other assets	(107)	(51)
Accounts payable	2,736	891
Accrued course expenses	698	(556)
Deferred revenue	8,175	30,509
Accrued salaries, wages and benefits	1,655	3,409
Other accrued expenses	1,402	2,844
Income taxes payable	(41)	(222)
Net cash provided by operations	3,178	24,228

Cash flows from investing activities:
Purchase of property and equipment	(1,628)	(738)
Proceeds received on notes receivables	62	1,758
Advances on notes receivables	(274)	—
Proceeds from the sale of assets	5,037	—
Investments in and advances to related parties, net	(275)	(434)
Distributions to minority interest	—	(44)
Net cash provided by investing activities	2,922	542

Cash flows from financing activities:
Payments to stockholders from sale of common stock	—	(5,110)
Proceeds from the issuance of long-term debt	70	—
Principal payments on long-term debt	(3,268)	(249)
Proceeds from the exercise of stock options and warrants	—	4,156
Stock offering and registration costs	—	(1,285)
Net cash used in financing activities	(3,198)	(2,488)

Effect of foreign currency translation	(608)	90
Net increase in cash and cash equivalents	2,294	22,372
Cash and cash equivalents, at beginning of period	33,221	32,883
Cash and cash equivalents, at end of period	$35,515	$55,255

Supplemental Cash Flow Information of non-cash activities:
Promissory note received from the sale of our 50% in Tranquility Bay of South West Florida, LLC, net of reserves of $1,438	$3,030	$
Long-term debt added for our acquisition of the 50% interest in SCB Building, LLC	$—	$3,600

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.  The information in this interim report should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on January 15, 2009 (“2006 Annual Report on Form 10-K/A”).

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

The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

Reclassifications

Certain reclassifications have been made in our 2006 Condensed Consolidated Financial Statements as necessary for comparability with our 2007 presentation.

Note 2 — Summary of Significant Accounting Policies

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates the Company makes include, but are not limited to, course breakage, deferred income tax assets, realizability of long-lived assets and provisions for litigation related matters.  Actual results could differ from these estimates.

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

Restricted cash

The Company uses merchant service providers to process credit card transactions.  Under the terms of these agreements, the merchant has the right to withhold credit card funds to cover chargebacks in the event the Company is unable to honor its commitments.  Additionally, the Company is required to maintain letters of credit in certain states in which it operates its business.  At September 30, 2007 and December 31, 2006, the Company had $1.1 million and $1.6 million, respectively, in letters of credit outstanding with various states and agencies.  The Company considers restricted cash as a current asset in the Condensed Consolidated Balance Sheets as merchant service providers typically hold such reserve funds for one year.  As of September 30, 2007 and December 31, 2006, the Company had restricted cash balances of $13.8 million and $7.5 million, respectively.

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

Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Intangible assets and goodwill

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), the Company evaluates the carrying amount of our long-lived assets such as property and equipment, and definite—lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by the comparison of their carrying amount with the future net cash flows the assets are expected to generate.  The Company looks primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.

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

Advertising and sales expense and prepaid advertising

The Company expenses advertising and sales costs as incurred.  Advertising and sales expenses as reported on the Condensed Consolidated Statements of Operations were $14.6 million and $16.3 million for the quarters ended September 30, 2007 and 2006, respectively and $48.8 million and $47.2 million for the nine months ended September 30, 2007 and 2006, respectively.  The Company expenses advertising costs, training room rentals and direct sales expenses as incurred.  Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

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

Income taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision.  The Company did not have any interest and penalties accrued upon the adoption of FIN No. 48, and as of September 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

As of January 1, 2007 and September 30, 2007, the Company believes that no reserves for uncertain income tax positions need to be recorded pursuant to FIN No. 48.  As a result, there was no cumulative effect adjustment related to adoption.  The adoption of FIN No. 48 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

The provision for income taxes is based on the consolidated United States entities’ and the individual foreign companies’ estimated tax rates for the applicable year.  Our income tax provision has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and the tax basis of our assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  See Note 8 - Income Taxes.

Foreign currency translation

The Company accounts for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation (“SFAS No. 52”).  The functional currencies of the Company’s foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated into United States dollars using average exchange rates during the period.  The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.  Realized gains and losses resulting from foreign exchange transactions are included in total operating costs and expenses in the unaudited Condensed Consolidated Statements of Operations.  During the three months ended September 30, 2007 and 2006, foreign currency transaction losses totaled approximately $8,000 and $19,000, respectively.  Foreign currency transaction gains totaled approximately $16,000 during the nine months ended September 30, 2007 as compared with losses totaled $394,000 for the nine months ended September 30, 2006, respectively, and are reported on our Condensed Consolidated Statements of Operations as a component of other income (expense), net.

Income (loss) per share

Basic and diluted income (loss) per share is calculated in accordance with SFAS No. 128, Earnings Per Share.  During the third quarters of 2007 and 2006 the Company issued zero and 217,900 shares, respectively of Common Stock on the exercise of stock options.  During the nine months ended September 30, 2007 and 2006, the Company issued zero and 689,350 shares, respectively, of Common Stock on the exercise of stock options.  In the third quarter of 2007, potentially dilutive securities were comprised of stock options and warrants to purchase 132,187 shares of Common Stock.  For the nine months ended September 30, 2007 the potentially dilutive securities were comprised of stock options and warrants to purchase 144,583 of Common Stock that were not included in the calculation of diluted loss per share as their impact would be anti-dilutive.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), and Emerging Issues Tasks Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.  For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

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

When the likelihood of attendance by the student is remote, course breakage is calculated on the historical percentage of (i) students who never attended a course; (ii) those students who never attended a course subsequent to expiration, and (iii) the highest number of days in which 95% of students who attended our courses did so subsequent to expiration.

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

Stock—based compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS No. 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period.  We estimated forfeiture rates for September 30, 2007 and 2006 based on historical experience.

For the each of three months ended September 30, 2007 and 2006, the Company recorded approximately $0.2 million in share-based compensation expense.  For each of the nine months ended September 30, 2007 and 2006, the Company recorded approximately $0.7 million of share-based compensation expense.  The Company considers all of its share-based compensation expense as a component of general and administrative expenses.  The impact of adoption of SFAS No. 123R is that future share-based payment awards will be recorded as compensation expense over their requisite service period, and such expense is not expected to be material to future earnings.

Comprehensive (loss) income

Comprehensive (loss) income includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive (loss) income is comprised of net loss or income and other comprehensive loss and income items.  Our comprehensive income and losses consist of changes in the cumulative foreign currency translation adjustment.  Our comprehensive income (loss) for the three months ended September 30, 2007 and 2006 was $2.9 million and $(1.2) million, respectively.  For the nine months ended September 30, 2007 and 2006, comprehensive loss was $7.9 million and $9.5 million, respectively.

Note 3 - Recently Issued Accounting Standards

In February 2007, FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings.  Additionally, SFAS No.159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  SFAS No. 159 is not expected to have any material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring the fair value of assets and liabilities in accordance with GAAP and expands disclosures about fair value measurements.  The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 is not expected to have any material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 4 - Restatement of the Consolidated Financial Statements

As reflected in our Form 10-K/A previously filed on January 15, 2009, our Consolidated Financial Statements and other financial information were restated for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 and for each of the quarters in the periods ended 2006 and 2005.  That restatement had minimal effect on our results of operations, cash flows and financial position for the respective restated periods.  Certain of our material internal control weaknesses resulted in inaccurate financial reporting and restatements to our previously filed Consolidated Financial Statements from 2001 through 2006.  The restated Consolidated Financial Statements reflect the following:

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

As previously reported by the Company in a Current Report on Form 8-K dated November 9, 2007, the Company did not obtain a fairness opinion regarding the acquisition price of Equity Corp. and Whitney Leadership, but did obtain a business valuation report.  A committee of independent members of the Board of Directors is reviewing the Equity Corp. and Whitney Leadership transactions regarding compliance with applicable governance and related-party requirements.

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

In addition to the findings of the Special Committee and certain other conforming changes, we determined that the following errors required correction:

•                  Certain intangible assets and property and equipment were assigned incorrect depreciable lives

•                  Inventory related to Star Trader® had not been recorded as impaired at December 31, 2006

•                  Various accounts payable invoices were recorded in the incorrect period

On January 15, 2009, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, to amend and restate the financial statements and other financial information for the years 2006, 2005, and 2004, and financial information for the years 2003 and 2002, and for each of the quarters in the years 2005 and 2006.  The restatement had minimal effect on the Company’s cash flows, liquidity, or on our financial position for the respective restated periods.

Effects of the Restatement

The following table reflects the effect of the restatement on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Previously reported	Effect of restatement	Restated	Previously reported	Effect of restatement	Restated
Revenue	$52,340	$214	$52,554	$144,754	$702	$145,456
Operating costs and expenses:
Direct course expense	28,907	211	29,118	82,383	692	83,075
Advertising and sales expense	16,299	—	16,299	47,162	—	47,162
General and administrative expense	8,976	(591)	8,385	26,257	(1,250)	25,007
Special items	—	462	462	—	921	921
Total operating costs and expense	54,182	82	54,264	155,802	363	156,165
(Loss) income from operations	(1,842)	132	(1,710)	(11,048)	339	(10,709)
Other income (expense), net	17	(2)	15	84	(390)	(306)
Interest income	759	28	787	1,521	246	1,767
Interest expense	—	(130)	(130)	—	(348)	(348)
(Loss) from related parties	(31)	—	(31)	(9)	—	(9)
Gain (loss) on sale of assets	(163)	210	47	(163)	210	47
Total other income (expense)	582	106	688	1,433	(282)	1,151
(Loss) income before taxes	(1,260)	238	(1,022)	(9,615)	57	(9,558)
Income tax expense	—	(1)	(1)	(39)	(1)	(40)

Net (loss) income	$(1,260)	$237	$(1,023)	$(9,654)	$56	$(9,598)
Foreign currency translation adjustments	(310)	142	(168)	(442)	532	90

Comprehensive (loss) income	$(1,570)	$379	$(1,191)	$(10,096)	$588	$(9,508)

Net (loss) income per share
Basic	$(0.11)	$0.02	$(0.09)	$(0.88)	$—	$(0.88)
Diluted	$(0.11)	$0.02	$(0.09)	$(0.88)	$—	$(0.88)

Weighted average common shares outstanding
Basic	11,186	—	11,186	10,964	—	10,964
Diluted	11,186	—	11,186	10,964	—	10,964

The following table reflects the effect of the restatement on the Condensed Consolidated Statement of Cash Flows (in thousands)

	For the nine months ended September 30, 2006
	As previously reported	Effect of restatement	Restated

Cash flows from operating activities:
Net (loss) income	$(9,654)	$56	$(9,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,339	(391)	948
Stock-based compensation costs	664	—	664
Stock gift	937	—	937
(Gain) loss on asset disposition	163	(210)	(47)
Minority interest and equity income from related parties	9	—	9

Changes in operating assets and liabilities:
Restricted cash	(1,261)	776	(485)
Accounts receivable, net	(2,245)	—	(2,245)
Prepaid advertising and other prepaid expenses	(215)	—	(215)
Inventory	(31)	—	(31)
Deferred course expenses	(2,533)	—	(2,533)
Other assets	(51)	—	(51)
Accounts payable	998	(107)	891
Accrued course expenses	(556)	—	(556)
Deferred revenue	30,509	—	30,509
Accrued salaries, wages and benefits	—	3,409	3,409
Other accrued expenses	4,222	(1,378)	2,844
Income taxes payable	(222)	—	(222)
Net cash provided by operations	22,073	2,155	24,228

Cash flows from investing activities:
Purchase of property and equipment	(611)	(127)	(738)
Proceeds received on notes receivable	1,758	—	1,758
Investments and advances to related parties, net	(455)	21	(434)
Distributions to minority interest	(44)	—	(44)
Net cash provided by (used in) investing activities	648	(106)	542

Cash flows from financing activities:
Payments to stockholders from sale of common stock	(5,110)	—	(5,110)
Due to stockholder from sale of common stock	2,250	(2,250)	—
Principal payments on long-term debt	(353)	104	(249)
Proceeds from the exercise of stock options and warrants	4,156	—	4,156
Stock offering and registration costs	(1,274)	(11)	(1,285)
Net cash (used in) financing activities	(331)	(2,157)	(2,488)

Effect of foreign currency translation	(442)	532	90
Net increase in cash and cash equivalents	21,948	424	22,372
Cash and cash equivalents, at beginning of period	33,244	(361)	32,883
Cash and cash equivalents, at end of period	$55,192	$63	$55,255

Note 5 - Special Items

Special items

Special items incurred for the three months and nine months ended September 30, 2007, was approximately $2.2 million and $9.0 million, respectively.  These special items include the professional fees associated with the SEC and DOJ proceedings.  For the comparable periods in 2006, no amounts were incurred as the SEC and DOJ investigations began November 14, 2006, and December 11, 2006, respectively.

Liquidated damages provision in registration rights agreement

Liquidated damages for the three months and nine months ended September 30, 2006, were $0.5 million and $0.9 million, respectively.  These damages resulted from penalties that the Company incurred in connection with a registration rights agreement which provided that the Company: (i) use our “best efforts” to file a registration statement for the resale of these shares which would be declared effective by April 11, 2006, (ii) maintain the effectiveness of the registration statement for a one year period subsequent to the effective date, and (iii) pay liquidated damages to the investors of approximately $4,500 per day (which represents about 1% per month of the proceeds) until the registration statement was declared effective or effectiveness was maintained for a period of at least one year after the initial filing date.  The effectiveness of the registration rights agreement terminated May 2007.

Note 6 — Long-Term Debt

Long-term debt consists of (in thousands):	September 30, 2007	December 31, 2006
		(restated)
Notes payable to individuals for the purchase of an equity interest in SCB Building, LLC. Principal and interest payments began in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,951	$2,976
Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	—	1,976
Note payable to a finance company. Monthly principal and interest through December 2018. Interest is calculated at LIBOR rate plus 3.4% and is collateralized by our aircraft. The note is personally guaranteed (up to $0.2 million) by Mr. Whitney, our former Chairman and Chief Executive Officer.	—	983
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A. Principal and interest payments began in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by our Common Stock.	108	213
Note payable to a finance company for the purchase of a company automobile. Principal and interest payable monthly at 9.9% from April 2007 through May 2011. The note payable is collateralized by the Company automobile.	67	—
Other installment notes payable	—	6
Total long-term debt	3,126	6,154
Less: current portion	(160)	(3,139)
Long-term debt, net of current portion	$2,966	$3,015

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

On May 14, 2007, the Company sold the corporate aircraft for net proceeds of $1.3 million resulting in a loss of approximately $0.2 million.  At the time of the sale, the note payable for the corporate aircraft was paid in full.

Note 7 — Certain Relationships and Related Transactions

The Company leases from Cape Promenade Trust (“Trust”) approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which the Company uses as a training facility, all located in Cape Coral, Florida.  The Trust is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913 and $7,238 in 2007, respectively.  The Company is on a month-to-month basis with respect to the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace properties; these leases expired in March 2006.  The Company previously extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.  See Note 13 — Subsequent Events.

Gulfstream Development Group, LLC

At September 30, 2007 and December 31, 2006, the Company had a formal arrangement with Gulfstream Development Group, LLC, (“Gulfstream”) in which the Company was compensated for providing Gulfstream access to our students at the Company’s advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Cape Coral, Florida from Gulfstream, other lot owners, or Mr. Whitney.  The Company has no ownership interest in Gulfstream and had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream.  Gulfstream often constructs homes on lots owned by our students.  The Company originally received a referral fee of $1,000 for every Gulfstream home built for our students subsequent to the closing of each sale.  In 2007, the referral fee was increased to $2,000.  The referral fees paid to the Company by Gulfstream amounted to $0.1 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Mr. Whitney holds a 25% interest in Gulfstream and received payments and distributions from this entity for the nine months ended September 30, 2007 and 2006.  Gulfstream also had an informal agreement with Mr. Whitney, in which Gulfstream paid him a referral fee of $4,000 – $5,000 for each Gulfstream home built for our students.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of September 30, 2007, the Company had investments in several Costa Rican and Panamanian entities.  In addition, two of the Company’s former executives, including the Company’s former Chairman and Chief Executive Officer, Mr. Whitney and the Co-President and Chief Operating Officer, Mr. Simon, have individual ownership interests in some of these entities.  The entities in which both the Company and one or more former executives also have an ownership interest include: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A.  Mr. Whitney indirectly owns approximately 11.4% of Rancho Monterey, S.A., 6.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A.  Mr. Simon indirectly owns approximately 1.4% of Rancho Monterey, S.A.  These entities are managed by Monterey Management, S.A., and are under the common control of Messrs. Whitney and Simon.  Monterey Management, S.A., receives substantial fees from the entities in return for the supervision of the day-to-day operations and cash management.  In addition to management fees related to day-to-day operations, commissions on the sale of the land in Rancho Monterey, S.A., and Monterey del Este, S.A. were paid to Monterey Management, S.A.  See Note 13 — Subsequent Events for further discussion.

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

Effective January 1, 2007, the company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition of uncertain tax positions.  As of January 1, 2007 the Company believes that no reserves for uncertain income tax position need to be recorded pursuant to FIN No. 48.  The Company has net operating loss carryforwards expiring at various times through the year 2026 of $32.7 million.  The timing and level of future profitability may result in the expiration of net operating loss carryforwards before utilization.  Additionally, utilization for such net operating losses may be limited as a result of cumulative ownership changes in the Company’s equity instruments.  Tax years 2004 to 2006 remain subject to future examination by the major tax jurisdictions in which the Company is subject to tax.  Therefore, the adoption of FIN No. 48 did not have an impact on the Company’s unaudited Condensed Consolidated Financial Statements.

Note 9 – Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  There are a total of 1,158,400 stock options and 890,719 warrants outstanding as of September 30, 2007 to purchase common stock.  Additionally, the Company has combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering.  For the three months ended September 30, 2007, potentially diluted securities were comprised of stock options and warrants to purchase 132,187 shares of common stock.  For the nine months ended September 30, 2007, potentially diluted securities were comprised of stock options and warrants to purchase 144,583 shares of the Company’s Common Stock.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	Three months ended September 30,
	2007	2006
		(restated)
Numerator for diluted income (loss) per common share	$3,222	$(1,023)
Denominator for basic income (loss) per share - weighted average shares	11,739	11,186
Effect of dilutive securities - options and warrants	132	—
Denominator for diluted income (loss) per share -adjusted weighted average shares	11,871	11,186
Diluted income (loss) per common share	$0.27	$(0.09)

	Nine months ended September 30,
	2007	2006
		(restated)
Numerator for diluted loss per common share	$(7,274)	$(9,598)
Denominator for basic loss per share - weighted average shares	11,739	10,964
Effect of dilutive securities - options and warrants	—	—
Denominator for diluted (loss) per share -adjusted weighted average shares	11,739	10,964
Diluted loss per common share	$(0.62)	$(0.88)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 10 – Segment Information

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

Our segment revenues and gross profit (deficit) are included in the following tables (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Segment revenues	2007	2006	2007	2006
		(restated)		(restated)
Proprietary Brands
Real estate education	$23,992	$29,412	$76,637	$79,026
Financial markets education	16,831	23,142	58,634	66,430
Rich Dad Education	15,759	—	24,509	—
Consolidated	$56,582	$52,554	$159,780	$145,456

	Three months ended September 30,		Nine months ended September 30,
Segment gross profit (deficit)	2007	2006	2007	2006
		(restated)		(restated)
Proprietary Brands
Real estate education	$9,103	$5,508	$19,704	$10,206
Financial markets education	6,354	1,629	19,041	5,013
Rich Dad Education	(540)	—	(8,814)	—
Consolidated	$14,917	$7,137	$29,931	$15,219

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

Note 12 - Commitments and Contingencies

Software commitment

In December 2005, the Company entered into a commitment for new Customer Relationship Management software (“CRM”) for approximately $3.0 million which includes licensing, training and maintenance.  The Company began development in the first quarter of 2006 and implementation was started during the first quarter of 2007.  From the inception of the project through September 30, 2007, $2.7 million in expense and $0.8 million in capital has been recorded.  As of September 30, 2007, the Company recorded $1.0 million in expense and $0.1 million in capital.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating lease

The Company leases office space for administrative and training requirements.  These leases expire from May 2007 to January 2013.  See Note 7 — Certain Relationships and Related Transactions for related party leases.

The following table includes the rental expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental expense for operating leases	$342	$249	$926	$643

Future minimum rental payments under non-cancelable leases included above as of September 30, 2007 are as follows (in thousands):

Year 1	$809
Year 2	670
Year 3	677
Year 4	546
Year 5	498
Thereafter	147
$3,347

Litigation

On November 14, 2006, the Company was notified by the SEC that the Commission is conducting a formal, nonpublic investigation to determine whether the Company complied with securities laws in connection with: (i) the claimed efficacy or trading success of our stock market education programs, and (ii) our acquisition of certain other companies.  The SEC has requested documents and information from us in the course of their investigation.

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

On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company’s Common Stock from November 18, 2003 through and including December 15, 2006.  See Note 13 — Subsequent Events.

On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.  See Note 13 — Subsequent Events.

On March 22, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The case is Glenn Acciard, et. al. vs. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Fifth Judicial Court in and for Lee County, Florida alleging that the Company including two of our executive officers and 18 other defendants not associated with the Company, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students.  The allegations in the complaint include claims of constructive and common law fraud and other violations.

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

On August 23, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  Plaintiffs Sirli Jehe and Kalev Kruuk brought suit against Russell Whitney, John Kane, Whitney Education Group, Inc. et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Unfair and Deceptive Trade Practices Act based on alleged scheme to induce real estate investors to purchase real property at inflated prices.  Plaintiffs seek actual damages in excess of $100,000 plus punitive damages, fees and costs.  Numerous motions to dismiss are currently pending.

On September 21, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  The lawsuit is Jeffrey Watson v. Whitney Education Group, Inc., and Russell Whitney in the Twentieth Judicial Circuit Court in and for Lee County, Florida and alleges that WEG and Russell Whitney breached a student contract, violated the Florida Unfair and Deceptive Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud by failing to recommend fair and objective vendors in connection with the development and purchase of real estate in an investment program purchased by Plaintiff.  Motions to Dismiss Plaintiff’s complaint are currently pending.

The Company is involved from time to time in routine legal matters incidental to our business.  Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.  See Note 13 — Subsequent Events.

Note 13 - Subsequent Events

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

On February 1, 2008, Mr. Ronald Simon resigned as a member of the Board of Directors of Whitney Information Network, Inc.

On February 1, 2008, the Board of Directors appointed two additional independent directors to its Board, Steven C. Barre and Wallace L. Timmeny.  With these changes, the Board now consists of four (4) independent directors and two (2) management directors.

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf (“Woolf”) and David Gengler (“Gengler”) with one count of conspiracy to commit mail fraud and wire fraud.  Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc., subsidiary at the time of their alleged criminal activities.  The defendants are no longer independent contractors for the Company or any of its subsidiaries.  The Company and its subsidiaries were not charged in the indictment, and none of the Company’s present or former directors or officers were charged in the indictment.  On March 11, 2008, the Commission filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for the Company’s EduTrades, Inc., subsidiary.

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

On June 20, 2008, the Board of Directors eliminated the position of Chairman of the Board and created a Lead Director position.  The former Chairman, Russell A. Whitney, remains a member of the Board.  The Board of Directors appointed Steven C. Barre as the Lead Director.

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

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to Florida’s Deceptive and Unfair Trade Practices.  The investigation is concerned with consumer-investors that attended Whitney Information Network, Inc. sponsored seminars and invested in Florida homes with Gulfstream Development Group, LLC, Gulfstream Realty and Development, LLC since August 1, 2004.

On November 17, 2008 an order granting the defendants a motion to dismiss without prejudice was ordered by the court, for the complaint served the Company on January 30, 2007 by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violation.  See Note 12 - Commitments and Contingencies.

On November 19, 2008 an order granting the defendants motion to dismiss without prejudice was ordered by the court, for the complaint served the Company on March 8, 2007 by Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.  See Note 12 - Commitments and Contingencies.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2006, (“2006 Form 10-K/A”) filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009, and the risks discussed in other SEC filings.  These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this report reflect the beliefs of our management on the date of this Quarterly Report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

Effects of Restatement

In this Quarterly Report, we restated our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statement of cash flows for the three and nine month period ended September 30, 2006, for the effects of a restatement of our financial statements for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.  The restatement corrected errors relating to: (i) disclosures of related party transactions, (ii) the method and disclosure of certain acquisitions, (iii) depreciable lives of intangible assets and property and equipment.  The restatement also included certain other corrections and conforming changes and had minimal effect on the Company’s cash flows, liquidity, or our financial position for the respective restated periods.  See Part I, Item I — Financial Statements, Note 4— Restatement of the Consolidated Financial Statements.

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

We offer our students several ways to access our educational content:

•                           Live instruction in classroom settings

•                           Onsite mentoring

•                           Telephonic coaching

•                           Electronic access

•                      Online Live

•                      On Demand Recorded

•                           Conferences

•                           Teleconferences

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(restated)		(restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	47.9	55.4	50.7	57.1
Advertising and sales expenses	25.8	31.0	30.6	32.4
General and administrative expenses	17.3	16.0	18.2	17.2
Special items (a)	3.9	0.9	5.6	0.7
Total operating costs and expenses	94.9	103.3	105.1	107.4

Income (loss) from operations	5.1	(3.3)	(5.1)	(7.4)

Gross profit	26.3	13.6	18.7	10.5

Other income (expense):
Other income (expense), net	—	—	0.1	(0.2)
Interest income	0.9	1.5	0.9	1.2
Interest expense	(0.1)	(0.3)	(0.1)	(0.2)
Equity loss from related parties	(0.1)	—	(0.3)	—
Gain (loss) on sale of assets	—	0.1	—	—
Total other income	0.7	1.3	0.6	0.8

Income (loss) before income taxes	5.8	(2.0)	(4.5)	(6.6)

Income tax provision	(0.1)	—	(0.1)	—

Net income (loss)	5.7%	(2.0)%	(4.6)%	(6.6)%

(a)          Special items expense includes direct costs associated with the SEC and DOJ investigations, liquidating damages for the registration of our stock and executive severance.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of special items (including the costs associated with the SEC and the DOJ investigations, class action and derivative lawsuits); interest income; interest expense; other income (expense), net; income tax provision; stock option compensation expense; depreciation and amortization expense; and equity income (loss) from related parties.  We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses.  Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

The vast majority of our costs to acquire students have been expended before a student attends any basic or advanced training.  Those costs include media, travel, facilities and instructor fees for the introductory workshops and are expensed when incurred.  However, revenue recognition of tuition paid by students to enroll in any basic or advanced training at registration is deferred until (i) the course is attended by the student, (ii) the student has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue is recognized through course breakage.  It is only after one of those four occurrences that revenue is considered earned.  Thus, reporting in accordance with GAAP creates significant timing differences with respect to revenue and expenses, both in our condensed consolidated statements of cash flows and condensed consolidated statements of operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

Adjusted EBITDA has material limitations and should not be considered as an alternative to net income (loss), cash flows provided by operations, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity.  Items excluded from Adjusted EBITDA are significant components in understanding our financial performance.  Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is subject to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance used by other companies.

The table below is a reconciliation of the Company’s net income (loss) to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(restated)		(restated)
Net income (loss)	$3,222	$(1,023)	$(7,274)	$(9,598)
Special items	2,202	462	8,991	921
Interest income	(514)	(787)	(1,399)	(1,767)
Interest expense	52	130	224	348
Other income (expense), net	8	(15)	(193)	306
Income tax provision	48	1	97	40
Stock gift	—	—	—	937
Stock-based compensation expense	182	167	717	664
Depreciation and amortization	428	314	1,225	948
Equity loss from related parties	92	31	423	9
Loss (gain) on sale of assets	2	(47)	(35)	(47)
EBITDA	5,722	(767)	2,776	(7,239)

Net change in deferred revenue	7,812	5,993	8,175	30,509
Net change in deferred course costs	(2,425)	(415)	(3,801)	(2,533)
Adjusted EBITDA	$11,109	$4,811	$7,150	$20,737

Adjusted EBITDA as a percentage of cash received from course and product sales	17.3%	8.2%	4.3%	11.8%

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(restated)		(restated)
Cash received from course and product sales:
Proprietary Brands
Real estate education	$19,547	$26,016	$64,779	$84,289
Financial markets education	8,677	32,531	35,353	91,676
Rich Dad Education	36,170	—	67,823	—
Total consolidated cash received from course and product sales	64,394	58,547	167,955	175,965

Change in deferred revenue (increase)/decrease to deferred revenue:
Proprietary Brands
Real estate education	4,445	3,396	11,858	(5,263)
Financial markets education	8,154	(9,389)	23,281	(25,246)
Rich Dad Education	(20,411)	—	(43,314)	—
Total consolidated change in deferred revenue	(7,812)	(5,993)	(8,175)	(30,509)

Revenue:
Proprietary Brands
Real estate education	23,992	29,412	76,637	79,026
Financial markets education	16,831	23,142	58,634	66,430
Rich Dad Education	15,759	—	24,509	—
Total consolidated revenue for financial reporting purposes	$56,582	$52,554	$159,780	$145,456

Business segments

We operate in two business segments:  Proprietary Brands and RDE.  The proportion of revenue of each segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
As a percentage of total revenue	2007	2006	2007	2006

Proprietary Brands:
Real estate education	42.4%	56.0%	48.0%	54.3%
Financial markets education	29.7	44.0	36.7	45.7
Rich Dad Education	27.9	—	15.3	—
Total	100.0%	100.0%	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™.  We have added to our brand portfolio by offering our students additional real estate education offerings.  We launched Teach Me Foreclosure™ & Real Estate Investing in 2006.

Cash sales for the three months ended September 30, 2007 (“third quarter of 2007”) and 2006 (“third quarter of 2006”) were $19.5 million and $26.0 million, respectively, and revenues for these quarters were $24.0 million and $29.4 million, respectively.  The decrease of $6.5 million in cash sales and $5.4 million in revenue in 2007 as compared to 2006 was primarily attributable to the decline in sales of our Russ Whitney®’s Building Wealth ™ and the suspension of the Cash Flow Generator® product partially offset by the launch of our Teach Me™ Foreclosure & Real Estate Investing.  In addition, there was decreased interest among prospective students in our real estate course offerings resulting from the downturn in the housing market.  These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one paid course, and a lower average amount of sales of advanced courses per student.  We suspended the sales of our Cash Flow Generator® product until we can determine and test the merits of a repositioned student offering.

Cash sales for the nine months ended September 30, 2007 and 2006 were $64.8 million and $84.3 million, respectively, and revenues for these periods were $76.6 million and $79.0 million, respectively.  The decrease of $19.5 million in cash sales and $2.4 million in revenue in 2007 as compared to 2006 was primarily attributable to the factors described above for the three months ended September 30, 2007.

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

Cash sales for the third quarters of 2007 and 2006 were $8.7 million and $32.5 million, respectively, and revenues for these quarters were $16.8 million and $23.1 million, respectively.  The decrease of $23.8 million in cash sales and $6.3 million in revenue in 2007 as compared to 2006 was primarily attributable to the success of our Star Trader® and Options Success Systems™ brands in 2006, while minimal sales were attributed to these brands in 2007.  Options Success Systems ™ was suspended during the fourth quarter of 2006 and Star Trader® was suspended during the first quarter of 2007.

Cash sales for the nine months ended September 30, 2007 and 2006 were $35.4 million and $91.7 million, respectively, and revenues for these periods were $58.6 million and $66.4 million, respectively.  The decrease of $56.3 million in cash sales and $7.8 million in revenue in 2007 as compared to 2006 was primarily attributable to the factors described above for the three months ended September 30, 2007.

Rich Dad Education

In 2006, we launched RDE, in alliance with Rich Global, LLC, which is based on the investing principles and philosophy of Robert Kiyosaki, detailed in his best-selling book, Rich Dad Poor Dad.  Our RDE brand provides investor education in the United States, United Kingdom and Canada.

During the third quarter and nine months ended September 30, 2007, the RDE segment revenue represented approximately 27.9% and 15.3% of total revenue, respectively.

Cash sales for the third quarter of 2007 were $36.2 million and revenues were $15.8 million, respectively.  Cash sales for the nine months ended September 30, 2007 were $67.8 million and revenues were $24.5 million, respectively.  There were no cash sales or revenues associated with this brand in 2006, reflecting the late 2006 start-up of this new joint venture.  The variance between cash sales and revenue recognized for this brand is a result of the application of our revenue recognition policies as discussed in Note 2 — Significant Accounting Policies and Related Information.

Non-core investments

As of September 30, 2007, we had investments in several Costa Rican and Panamanian entities.  Additionally, two of our former executives, including the Company’s former Chairman and Chief Executive Officer, Russell Whitney, and the former Co-President and Chief Operating Officer, Ronald Simon, had individual interests in some of these entities.

The ownership interests in the entities are presented in the following table:

		As of September 30, 2007
Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loans
				($000’s)
Rancho Monterey, S.A. (a)	Raw land sales	Equity	30.0%	$461.7
Monterey del Este, S.A. (a)	Raw land sales	Equity	8.0%	295.1
MDM/MTO (b)	Hotel/land concession	Equity	62.9%	1,396.7
Monterey Management, S.A. (c)	Management services	N/A	0.0%	321.1
Beautiful Hill, S.A. (a)(d)	Conference center	Consolidation	100.0%	741.3
Total				$3,215.9

(a)          These entities were sold in January 2008.

(b)         The full entity names are Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”).

(c)          Monterey Management, S.A. is owned 100% by Maria Jimenez, an independent contractor, for the Company.  We had advanced $0.3 million in working capital funds to this entity as of September 30, 2007.  We do not have any ownership in this entity.

(d)         The historical cost and related depreciation for the conference center are reflected in “property and equipment” in our condensed consolidated balance sheets.

Our investments in Rancho Monterey, S.A., Monterey del Este, S.A., and Monterey del Mar, S.A./Mar y Tierra del Oeste, S.A., are accounted for in our condensed consolidated financial statements under the equity method of accounting.  Our investment in Beautiful Hill is consolidated in our condensed consolidated financial statements.  For the quarter ended September 30, 2007 and 2006, in accordance with the equity method of accounting, we recorded our share of the loss related to our interests in the amounts of approximately $92,000 and $31,000, respectively.  For the nine months ended September 30, 2007 and 2006, in accordance with the equity method of accounting, we recorded our share of the loss related to our interests in the amounts of approximately $423,000 and $9,000, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A., which owns a one-third interest in Monterey Group, S.A., whose only asset is two and one-half acres of beachfront land adjacent to Monterey del Mar, S.A./Mar y Tierra del Oeste, S.A., our hotel property.  Monterey del Llano, S.A., and Monterey Group, S.A., are not operating entities and have no operating results.  Therefore, we do not record an equity interest related to these entities.

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

Southwest Florida investment

In 2004, we entered into a joint venture in which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida.  The investment entity had no ongoing activity other than minimal costs of carrying the land.  We recorded our share of the se costs under the equity method of accounting.

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

Our net book value for this investment is approximately $2.8 million.  We do not have any debt associated with this asset and we will not receive proceeds unless the buyer is able to secure the requisite financing.  Accordingly, we will not record any gain on this asset sale until cash proceeds are realized.  See Note 13 — Subsequent Events.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to condensed consolidated financial statements for the year ended December 31, 2006, included on the Form 10-K/A filed with the Securities and Exchange Commission on January 15, 2009.

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Revenue

Revenue for the third quarter of 2007 was $56.6 million, an increase of $4.0 million or 7.6% from $52.6 million for the third quarter of 2006 (in thousands):

	Three months ended September 30,		%
	2007	2006	Change
		(restated)
Cash received from course and product sales:
Basic training sessions	$7,479	$5,488	36.3%
Advanced courses	47,720	46,889	2.0
Product sales	6,315	3,851	64.0
Other	2,880	2,319	24.2
Total cash received from course and product sales	64,394	58,547	10.0
Net change in deferred revenue	(7,812)	(5,993)	(30.4)
Revenue for financial reporting purposes	$56,582	$52,554	7.7%

The increase in revenue in the third quarter of 2007 as compared to the third quarter of 2006 is primarily due to the incremental increase in course breakage of $5.1 million or 89.7% over the comparable period in 2006.  The increase in course breakage in the third quarter of 2007 was due to the recognition of course breakage from our Proprietary Brands financial markets education segment of $5.1 million as compared to zero in the third quarter of 2006.

The following table illustrates the number of educational events for the comparative periods:

	Three months ended September 30,
	2007	2006	Change
Number of courses
Free introductory workshops	965	1,312	(26.4)%
Basic training sessions	265	243	9.1
Advanced live courses	192	136	41.2
Advanced electronic courses	33	46	(28.3)
	1,455	1,737	(16.2)%
Number of attending students
Basic training sessions	12,626	13,082	(3.5)%
Advanced live courses	3,506	3,817	(8.1)
Advanced electronic courses	699	2,397	(70.8)
	16,831	19,296	(12.8)%

Average students per paid course
Basic training sessions	47.6	53.8	(11.5)%
Advanced live courses	18.3	28.1	(34.9)%
Average	35.6	44.6	(20.2)%

Approximately 23.3% of the students attending the free introductory workshops purchased one or more of our basic training sessions during the third quarter of 2007, a decline from 28.6% in the third quarter of 2006.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

We have been diversifying the media channels with which we attract prospective students as evidenced by a media mix decline of 32.1 percentage points in television over the comparable period in 2006.  We have increased our use of direct mail, radio, newspaper, and online advertising and reduced our traditional use of television advertising.

The following table reflects the media source by which prospective students accessed our free introductory workshops:

	Three months ended September 30,
	2007	2006

Television	33.3%	65.4%
Direct mail	13.9	10.1
Newspaper	6.2	2.7
Website	18.9	19.9
Online advertising	14.6	1.7
Radio and other	13.1	0.2
	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites declined 2.8% for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006.  We introduced online advertising in late 2006.  This category was a source of 14.6% of the prospective students in the third quarter of 2007 as compared to 1.7% for the three months ended September 30, 2006.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free introductory workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

In the third quarter ended September 30, 2007, direct course expenses were $27.1 million, a decrease of $2.0 million or 6.9% as compared to $29.1 million for the same period of 2006, primarily due to lower sales commissions and alliance fees.  As a percentage of revenue, direct course expenses improved 7.5 percentage points from 55.4% for the three months ended September 30, 2006, to 47.9% in the same period in 2007.  The decline as a percentage of revenue for the third quarter of 2007 was the result of the significant increase in revenue related to course breakage as compared to the third quarter of 2006.

The components of direct course expenses as a percentage of revenue changed as follows:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (decrease)
Increase in event expense	2.5
Decrease in sales commissions	(8.6)
Increase in product cost	0.2
Decrease in alliance expense	(1.6)
(7.5)

Advertising and sales expense

Advertising and sales expense as an expenses category consists of two components:

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

The following table represents the expense categories that comprise advertising and sales expense for the quarters ended September 30, 2007 and 2006 and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Three months ended September 30,
Expense category	2007		2006
			(restated)
Television expense	$6,246	42.8%	$9,045	55.5%
Direct mail expense	1,235	8.5	1,414	8.7
Newspaper expense	927	6.4	721	4.4
Internet expense	1,162	8.0	2,008	12.3
Radio expense	691	4.7	54	0.3
Media spending	10,261	70.4	13,242	81.2
Telemarketing/outreach sales commissions	2,231	15.3	3,057	18.8
RDE licensing fees (1)	2,088	14.3	—	N/M
Advertising and sales expense	$14,580	100.0%	$16,299	100.0%

(1) RDE licensing fees were not significant prior to 2007.

Our media spending decreased by 22.5% for the quarter ended September 30, 2007, compared to the same period in 2006.  We re-directed some of our media spending from television to internet advertising during the third quarter of 2007.

Media spending by category as a percentage of total media spending is presented in the following table:

	Three months ended September 30,
	2007	2006
		(restated)
Television	60.9%	68.3%
Direct mail	12.0	10.7
Newspaper	9.0	5.4
Radio	6.7	0.4
Website and other	11.4	15.2
	100.0%	100.0%

Advertising and sales expense for the third quarter 2007 was $14.6 million, a decrease of $1.7 million or 10.4% compared to $16.3 million for the comparable period in 2006.  Advertising and sales expenses for the three months ended September 30, 2007, were 25.8% of revenue, as compared to 31.0% of revenue for the comparable period in 2006, a decrease of 5.2 percentage points.

The following table explains this change of 5.2 percentage points:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (Decrease)
Increase in licensing costs related to Rich Dad®Education	3.7
Decrease in television advertising expense	(6.2)
Decrease in commissions	(1.9)
Decrease in Internet and web advertising expenses	(1.7)
Increase in advertising expenses	0.9
(5.2)

Gross profit

Gross profit increased to $14.9 million for the three months ended September 30, 2007 as compared to $7.1 million for the three months ended September 30, 2006, an increase of $7.8 million or 109.9%.  This increase is primarily attributable to the increase in revenue of $4.0 million and the decrease in both direct course expenses and advertising and sales expenses of $2.0 million and $1.7 million, respectively, for the third quarter of 2007 as compared to the third quarter of 2006.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff.

General and administrative expenses were $9.8 million for the three months ended September 30, 2007, an increase of $1.4 million or 16.7%, as compared to $8.4 million for the quarter ended September 30, 2006.  General and administrative expenses increased from 16.0% of revenue in the third quarter of 2006 to 17.3% of revenue in the third quarter of 2007.  The increase in general and administrative expenses was due primarily to an increase of $1.3 million in salaries, relocation expense and benefits related to the addition of new employees in the accounting and technology departments and $0.1 million in certain other costs.

Special items

Special items incurred for the three months ended September 30, 2007 were approximately $2.2 million which included professional fees and other costs associated with the SEC and the DOJ investigations.  As of September 30, 2006, no amounts were incurred as the SEC and DOJ investigations began November 14, 2006 and December 11, 2006, respectively.  Special items in the third quarter of 2006 were approximately $0.5 million which were due to the liquidated damages charges related to penalties which we incurred pursuant to a registration rights agreement.

Stock-based compensation

During each of the third quarters of 2007 and 2006, we recorded approximately $0.2 million of stock-based compensation.  We consider all of our stock-based compensation as a component of general and administrative expenses.

Other (expense) income, net

Other expense in the third quarter of 2007 was $8,000 as compared with income of $15,000 for the third quarter of 2006.

Interest income

Interest income was $0.5 million in the third quarter of 2007 as compared to $0.8 million in the third quarter of 2006.  The decrease of $0.3 million was due to a reduction in the invested cash balances in the three months ended September 30, 2007 and a decrease in interest rates over the comparable period.

Equity (loss) from related parties

Equity loss from related parties was $92,000 for the quarter ended September 30, 2007, compared to a loss of $31,000 for the quarter ended September 30, 2006.  The equity losses relate to our investments in Costa Rican and Panamanian entities.

Income tax provision

For the quarter ended September 30, 2007, we recorded approximately $48,000 in state income tax provision as compared with $1,000 for the quarter ended September 30, 2006.

Net income (loss)

Net income for the quarter ended September 30, 2007 was $3.2 million as compared to a net loss of $1.0 million for the quarter ended September 30, 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Revenue

Revenue for the nine months ended September 30, 2007 was $159.8 million, an increase of $14.3 million or 9.8% from $145.5 million for the first nine months ended September 30, 2006 (unaudited, in thousands):

	Nine months ended September 30,		%
	2007	2006	Change
		(restated)
Cash received from course and product sales:
Basic training sessions	$22,685	$17,378	30.5%
Advanced courses	125,423	139,120	(9.8)
Product sales	13,755	11,119	23.7
Other	6,092	8,348	(27.0)
Total cash received from course and product sales	167,955	175,965	(4.6)
Net change in deferred revenue	(8,175)	(30,509)	73.2
Revenue for financial reporting purposes	$159,780	$145,456	9.8%

Revenue for the nine months ended September 30, 2007 benefited from $31.1 million in revenue recognition due to course breakage compared with $14.8 million in the same period in 2006.  The increase of 110.1% over the comparable periods in 2006 is primarily attributable to the recognition of course breakage in our Proprietary Brands financial markets education segment of $14.6 million.

The following table illustrates the number of educational events for the comparative periods:

	Nine months ended September 30,
	2007	2006	Change
Number of courses
Free introductory workshops	4,000	3,903	2.5%
Basic training sessions	753	764	(1.4)
Advanced live courses	515	438	17.6
Advanced electronic courses	97	138	(29.7)
	5,365	5,243	2.3%

Number of attending students
Basic training sessions	37,226	44,836	(17.0)%
Advanced live courses	8,646	11,463	(24.6)
Advanced electronic courses	1,910	6,725	(71.6)
	47,782	63,024	(24.2)%

Average students per paid course
Basic training sessions	49.4	58.7	(15.8)%
Advanced live courses	16.8	26.2	(35.9)%
Average	36.2	46.8	(22.6)%

Approximately 24.3% of the students attending the free introductory workshops purchased one or more of our basic training sessions during the nine months ended September 30, 2007, a decline from 28.4% in the nine months ended September 30, 2006.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

We have been diversifying the media channels with which we attract prospective students as evidenced by a media mix decline of 23.5 percentage points in television over the comparable period in 2006.  We have increased our use of direct mail, radio, newspaper, and online advertising and reduced our traditional use of television advertising.

The following table reflects the media source by which prospective students accessed our free introductory workshops:

	Nine months ended September 30,
Media Sources	2007	2006

Television	43.3%	66.8%
Direct mail	14.4	11.4
Newspaper	5.8	2.1
Website	18.2	18.7
Online advertising	11.4	0.9
Radio and other	6.9	0.1
	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites declined 5.4% for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006.  We introduced online advertising in late 2006.  This category was a source of 18.2% of the prospective students in the third quarter of 2007 as compared to 18.7% for the three months ended September 30, 2006.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free introductory workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

In the nine months ended September 30, 2007, direct course expenses decreased $2.1 million to $81.0 million, or a 2.5% decrease from $83.1 million in the same period of 2006, primarily due to lower sales commission and alliance fees.  As a percentage of revenue, direct course expenses improved 6.4 percentage points  from 57.1% in the nine months ended September 30, 2006, to 50.7% in the same period in 2007.  The decline as a percentage of revenue was aided by the significant increase in revenue related to course breakage when compared to the first nine months of 2006.

The components of direct course expenses as a percentage of revenue changed as follows:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (decrease)
Increase in event expense	5.3
Decrease in sales commissions	(9.5)
Decrease in product cost	(0.5)
Decrease in alliance expense	(1.7)
(6.4)

Advertising and sales expenses

Advertising and sales expense as an expenses category consists of two components:

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

The following table represents the expense categories that comprise advertising and sales expense for the nine months ended September 30, 2007 and 2006 and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Nine months ended September 30,
Expense category	2007		2006
			(restated)
Television expense	$25,011	51.2%	$28,556	60.6%
Direct mail expense	5,115	10.5	4,636	9.8
Newspaper expense	2,624	5.4	1,687	3.6
Internet expense	4,988	10.2	3,364	7.1
Radio expense	1,184	2.4	83	0.2
Media spending	38,922	79.7	38,326	81.3
Telemarketing/outreach sales commissions	6,434	13.2	8,836	18.7
RDE licensing fees (1)	3,469	7.1	—	N/M
Advertising and sales expense	$48,825	100.0%	$47,162	100.0%

(1) RDE licensing fees were not significant prior to 2007.

Our media spending increased by 1.6% in the nine months ended September 30, 2007, over the same period in 2006.  We have diversified our media spending and shifted our media spending from television to direct mail, newspaper, radio and internet during the past year, as reflected in the following table of media spending by channel as a percentage of total media spending:

	Nine months ended September 30,
	2007	2006

Television	64.3%	74.5%
Direct mail	13.1%	12.1%
Newspaper	6.8%	4.4%
Internet	12.8%	8.8%
Radio and other	3.0%	0.2%
	100.0%	100.0%

Advertising and sales expenses for the nine months ended September 30, 2007 were $48.8 million, an increase of 3.4% or $1.6 million compared with $47.2 million for the same period in 2006.  Advertising and sales expenses in the nine months ended September 30, 2007 were 30.6% of revenue as compared to 32.4% of revenue for comparable period in 2006.

The following table illustrates the change of 1.8 percentage points:

As a percentage of revenue	Margin change 2007 vs. 2006
Increase (decrease)

Increase in media spending	1.9
Decrease in telemarketing sales commission	(2.0)
Decrease in television advertising	(3.9)
Increase in licensing fees	2.2
Total change	(1.8)

Gross profit

Gross profit increased to $29.9 million for the nine months ended September 30, 2007 as compared to $15.2 million for the six months ended June 30, 2006, an increase of $14.7 million, or 96.7%.  This increase is primarily attributable to the increase in revenue of $14.3 million, an increase in advertising and sales expenses of $1.6 million offset by the decrease in direct course expenses of 2.1 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff.

General and administrative expenses were $29.1 million in the nine months ended September 30, 2007, an increase of $4.1 million or 16.4%, as compared with $25.0 million for the nine months ended September 30, 2006.  General and administrative expenses increased from 17.2% of revenues in 2006 to 18.2% of revenue in the 2007 period.  The $4.1 million increase in general and administrative expenses as compared to the same period in 2006 was due primarily to an increase of $3.3 million in salaries, relocation expense and benefits due to the addition of certain employees in the accounting and technology departments, $1.7 million in professional fees primarily legal fees not included in special items and $0.7 in facility costs related to new offices in Utah and the UK, partially offset by a decrease of $1.2 million in stock option expense and $0.3 in information technology related costs and $0.1 million in certain other costs.

Special items

Special items incurred in the nine months ended September 30, 2007 were approximately $9.0 million which included professional fees and other costs associated with the SEC and the DOJ investigations.  As of September 30, 2006, no amounts were incurred as the SEC and DOJ investigations began November 14, 2006 and December 11, 2006, respectively.  In the first nine months of 2006, we incurred $0.9 million in special items including costs related to liquid damages charges related to penalties we incurred pursuant to a registration rights agreement.

Other income (expense), net

Other income in the first nine months of 2007 was $0.2 million as compared with other expense of $0.3 million for the first nine months of 2006.

Interest income

Interest income for the nine months ended September 30, 2007 was $1.4 million as compared to $1.8 million for the nine months ended September 30, 2006.  The decrease was due to the reduction in the cash balances invested and a decrease in interest rates during 2007.

Equity (loss) from related parties

Equity loss from related parties was $423,000 for the nine months ended September 30, 2007, compared to a loss of $9,000 for the nine months ended September 30, 2006.  The equity losses relate to our investments in Costa Rican and Panamanian entities.

Income tax provision

In the nine months ended September 30, 2007, income tax provision was $97,000 as compared to $40,000 in 2006, the increase was due to the additional revenue recognized in 2007.

Net loss

Net loss for the nine months ended September 30, 2007 was $7.3 million, compared to a net loss of $9.6 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  As of September 30, 2007, cash, cash equivalents and restricted cash increased by $8.6 million to $49.3 million from the December 31, 2006 balance of $40.7 million.

Our joint venture agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds received from RDE students; and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands, except in the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.  Our RDE Brand accounted for approximately 42.5% of our total cash sales for the first nine months of 2007.

Our $49.3 million of cash, cash equivalents and restricted cash balances includes $26.2 million attributable to RDE and $23.1 million related to our Proprietary Brands.  As of December 31, 2006, the cash, cash equivalents and restricted cash balances of $40.7 million included $1.4 million attributable to RDE and $39.3 million related to our Proprietary Brands.  The increase in the RDE cash balances in 2007 compared to 2006 reflects the late 2006 start-up of this new joint venture.

Net cash provided by operations in the nine months ended September 30, 2007 was $3.2 million, compared to $24.2 million of cash provided by operations for the nine months ended September 30, 2006, a change of $21.0 million.  The primary drivers for the reduced cash provided by operations for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, include $9.0 million incurred during the first nine months of 2007 related to legal and accounting expenses associated with the SEC and DOJ investigations, as well as a $5.8 million increase in restricted cash balances required by our merchant account vendors.  In addition, the decrease in the sales of our Proprietary Brands that we experienced as result of focusing our efforts on RDE brand growth, the slowdown in our real estate business due to economic declines in the housing market, the significant turnover among our instructors and field representatives in our financial markets segment, and the suspension of the Options Success™ and STAR Trader® products resulted in the use of cash balances.

Cash provided by investing activities was $2.9 million in the nine months ended September 30, 2007, as compared to $0.5 million provided by investing activities from the same period in 2006.  During the nine months ended September 30, 2007, cash in the amount of $5.0 million was received from the sale of our headquarters property located land and building in the United Kingdom and our previous corporate aircraft.  Additionally, in the nine months ended September 30, 2007, we invested cash of $1.6 million in capital expenditures, an increase of $0.9 million over the comparable 2006 period, including: $0.2 million in computer hardware associated with our Customer Relationship Management system, $0.4 million in leasehold improvements and furniture primarily associated with our new Murray, Utah location, $0.4 million in software purchased for monitoring calls at our call center, $0.2 million related to renovations to our new corporate aircraft and $0.1 million related to the purchase of a Company automobile.  In the same time period in 2006, we had proceeds of $1.8 million on a note receivable, accounting for the change from the 2006 period to the 2007 period.

Cash used in financing activities was $3.2 million for the nine months ended September 30, 2007, as compared to $2.5 million used in financing activities for the nine months ended September 30, 2006.  The primary use of cash for financing activities for the nine months ended September 30, 2007 was related to the repayment of $3.3 million of debt related to our previous corporate aircraft and our United Kingdom headquarters building.

We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion.  We will continue to pursue business opportunities, strategic acquisitions and/or alliances.  We are seeking to finance our corporate aircraft we purchased in the fourth quarter of 2006.

The majority of our cash equivalents are invested in short-term, liquid, investment grade commercial paper with yields ranging from 5.2% to 5.3%.  Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $13.8 million at September 30, 2007 and $7.5 million at December 31, 2006.  The increase in restricted cash at September 30, 2007 is primarily due to a reserve of $4.4 million established to secure a previously unsecured credit line with our merchant account vendors.  This reserve is held in an interest bearing account.  At September 30, 2007 and December 31, 2006, we used letters of credit to secure merchant accounts and certain state bonding requirements for approximately $1.1 million and $1.6 million, respectively, which are supported by certificates of deposit which earn interest rates ranging from 4.3% to 5.2%.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are expending a significant amount of financial resources.  We estimate that from the inception of the investigations through September 30, 2007, we have incurred in total over $9.7 million in professional and external direct costs associated with these matters ($9.0 million in the nine months ended September 30, 2007).  The costs of the investigations and legal proceedings may have a material adverse effect on us.  We do not know what the full costs of the investigation or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital.  However, the current investigations by both the SEC and DOJ and the related shareholder and derivative actions may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future.  We intend to continue to use working capital for operating purposes.  As of September 30, 2007, the portion of our consolidated deferred revenue balance of $123.6 million related to our RDE business in the United States, Canada and the United Kingdom was $44.9 million.

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

The following reflects our commitments for debt and other commitments as of September 30, 2007 (unaudited, in thousands):

	Debt	Operating lease commitments	Total
2008	$160	$809	$969
2009	57	670	727
2010	61	677	738
2011	54	546	600
2012	45	498	543
Thereafter	2,749	147	2,896

	$3,126	$3,347	$6,473

Additionally, in December 2005, we entered into a commitment for a new Customer Relationship Management (CRM) system. The initial commitment was $2.5 million.  Additional necessary system enhancements have raised our total commitment to $3.0 million and include installation, training and support services.  Development began in 2006.  Through September 30, 2007, we have spent $2.7 million in expense and $0.8 million in capital for this commitment.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.  Moreover, we will continue to expend monies as we complete the implementation and continue enhancements to our CRM application.

Contractual Obligations

We presented our contractual obligations in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009.

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4)(ii) of Regulation S-K.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified in our Annual Report on Form 10-K/A filed with the SEC on January 15, 2009.

Because of these material weaknesses, we performed additional controls, procedures and analyses designed to ensure that our unaudited condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States.  We relied on increased monitoring and review to compensate for the material weakness in our internal controls.  Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report fairly presents in all material respects our financial position, results of operations and cash flow for the period presented.

b)             Changes in Internal Control over Financial Reporting

We are in the process of instituting additional controls to remediate the material weaknesses as described in our 2006 Annual Report on Form 10-K/A.  During the quarter ended September 30, 2007, we hired additional accounting personnel and added a review and approval process to our account reconciliations prepared as part of the monthly closing process.  However, we were not able to test this procedure and we were unable to remediate the material weaknesses.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 12 – Commitment and Contingencies in the Notes to the Condensed Consolidated Financial Statements.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2006 Annual Report on Form 10-K/A filed with the SEC on January 15, 2009 which could materially affect our business, financial condition or future results.  The risks described in our 2006 Annual Report on Form 10-K/A are not the only risks that we may face.  Additional risks and uncertainties not currently known to Whitney or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

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