Form 10-K
period 2007-12-31
WHITNEY INFORMATION NETWORK INC
filed 2009-01-15
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.8 million based on the closing sale price of the registrant’s common stock as traded on the NASD Over the Counter Electronic Bulletin Board on such date of $3.65 per share.  As of December 1, 2008, there were 11,738,587 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART 1

In this annual report on Form 10-K, “Whitney” and the terms “Company,” “we,” “us,” and “our” refer to Whitney Information Network, Inc.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be identified by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “continue” or similar statements.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated.  We make cautionary statements in certain sections of this document, including the risks, uncertainties and assumptions described in Item 1A Risk Factors and elsewhere in this report.  You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this document, in the materials referred to in this document, in the materials incorporated by reference into this document, or in our press releases.  No forward-looking statement is a guarantee of future performance, and you should not place undue reliance on any forward-looking statement. Actual results could differ materially from those anticipated or implied by the forward-looking statements.  All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, we assume no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Industry data and other statistical information used in this document are based on independent publications, government publications, reports by market research firms or other published independent sources.  Some data is based on good faith estimates, derived from our review of internal surveys and independent sources.  Although we believe these sources to be reliable, we have not independently verified the information.

ITEM 1.  BUSINESS

Overview

For more than 15 years, Whitney Information Network, Inc. has provided educational and training courses to students interested in learning about investing in real estate, and more recently in financial markets.  We have also provided courses in related ancillary fields including asset protection, basic business strategies and cash management, land development, and others.

We incorporated in Colorado in 1996 under the name Gimmel Enterprises, Inc.  In 1998, we acquired all of the outstanding common stock of Whitney Education Group, Inc. a Florida company organized in 1992, and changed our name to WIN Systems International, Inc.  In 1999, we changed our name to Whitney Information Network, Inc.

In 1992, we began our course offerings in real estate investing and related classes to students in the United States.  In 2000-2002, we established our brands in Canada and the United Kingdom.  We began our financial markets education division, in July 2002, with the acquisition of Teach Me to Trade®, and the commencement of sales in the fourth quarter of 2002.

We market some courses and training programs under our Proprietary Brands, which include Wealth Intelligence Academy®, Millionaire U® Training and Teach Me To Trade®.

In July 2006, we entered into a joint venture with Rich Global, LLC to create Rich Dad Education, LLC (“RDE”), to provide basic training courses focused on the real estate teachings and philosophies of Mr. Robert Kiyosaki which are contained in his book, Rich Dad Poor Dad.  The Rich Dad Poor Dad series of books is published in 46 languages and available in 97 countries, and has sold over 26 million copies world-wide.

In 2007, we began offering our Rich Dad® Education basic training to students in the United States, Canada and the United Kingdom.  For the fiscal year ending December 31, 2007, RDE represented approximately 19.8% of our total revenues of

$207.6 million, and 46.2% of our total cash sales of $211.5 million.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Our Strategy

Our objective is to be a leading provider of non-degreed educational services, products and training that provide students with skills and tools to achieve their personal and financial goals.  In addition to our current course offerings, we will continue to look at other alternative education segments as potential sources of growth.  Those additions could include a self-improvement segment, a youth segment, or a women’s segment.  We also expect to expand our Rich Dad® Education course offerings to include financial market investing in 2008.

To position our company in preparation for growth into new segments we will concentrate on:

•                  Expanded channel reach.  Through strategic partnerships, alliances and new business models, we may be able to generate new revenues without incurring significant additional marketing or administrative costs.  We intend to identify potential partnerships and alliances that can result in increased revenues. We will research underserved market segments and changes in the non-degreed education market that will provide insights to reach new market segments.  We will evaluate complementary business possibilities, including potentially entering business-to-business markets.

•                  Improved technology and innovation capabilities.  Achieving the necessary steps for us to grow may require significant improvements to our technology and innovation structure and external delivery platforms.  We intend to further develop enhanced technology platforms capable of streaming video, interactive e-learning, distributed e-learning and Web advertising.  We also intend to improve the technology platforms currently used in our financial markets and real estate courses.  Further, we intend to enhance our internal financial systems and fully utilize our Customer Relationship Management (CRM) capabilities.

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

•                  International expansion.  We believe that there are many valuable international markets where we could introduce our products in a cost-effective and profitable manner.  We currently provide courses in Canada and the United Kingdom and it is our intention to explore potential market expansion in these areas as well as in Europe and Asia-Pacific.  We believe that with the right resources and technological support, we can potentially increase our student base across the globe.

•                  Consistent Quality Assurance.  We believe that to be a viable provider of non-degreed education we need to ensure that our course offerings meet our strict quality assurance guidelines.  To that end, we will continue to monitor and enforce standards for marketing, sales presentations and educational delivery throughout our organization.

Intellectual Property

We regard our educational materials and products, trademarks, service marks, trade dress, trade names and patents as proprietary and we rely primarily on federal statutory and common law protections to protect our interests in these materials.  We market some courses and training programs under our Proprietary Brands, which include Wealth Intelligence Academy®, Millionaire U® Training and Teach Me To Trade®.  While some of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements and other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Licensing Agreements with Rich Dad Global, LLC

On July 6, 2006, we entered into a limited liability company agreement with Rich Dad Global, LLC (“RDG”); to promote the financial philosophy espoused by Mr. Kiyosaki in his book, Rich Dad Poor Dad.  We established a limited liability company named Rich Dad Education, LLC (“RDE”), 51% of which is owned by us and the remaining 49% by RDG.  Pursuant to a license agreement dated July 6, 2006 (“Rich Dad License”), RDG granted RDE a license to use the Rich Dad trademarks, tradenames and other business information in seminars that it conducts in the United States and Canada and has been amended to include the United Kingdom.  The Rich Dad License does not have a term and is subject to termination if RDE among other things, breaches a material term or condition or fails to hold a required minimum of seminars during various times specified in the license agreement.

Marketing

We acquire our students through direct marketing in the form of television long form infomercials, short form commercials, radio advertising, direct mail, newspaper advertising, email marketing, and internet based banner ads.  Potential students are invited to attend a free introductory two-hour workshop in their local area during which we offer a follow-up three day basic training class.  Students enroll and attend the basic training course and receive the reference materials that are designed to accompany the training, which is usually held over the weekend within two or three weeks of the initial free introductory workshop.  In 2007, approximately 24.7% of the attendees at the free introductory workshop enrolled in the basic training course.

At the basic training course, students are taught the basics of course topics and are encouraged to enroll in advanced, detailed classes covering specific topics within the education segment.  Our basic and advanced trainings are described below in “Education Training.”

Education Training

In 2007, we offered free introductory workshops and basic training courses under the following marketing programs and brands:

Basic training courses

Russ Whitney®’s Building Wealth is a program offering a curriculum that focuses on the general business of real estate and teaches the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties, and leasing rental units to tenants to generate multiple sources of cash flow.  Students are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis upon creative financing strategies.

Teach Me™ Foreclosure & Real Estate Investing is a local training program offering a curriculum in real estate focusing on pre-foreclosures.  The course teaches students how to locate and purchase homes in foreclosure.  Students also learn strategies for improving the return on their investments in foreclosed properties including wholesaling, rehabilitation and creative financing.

Rich Dad® Education was created by Rich Dad Education, LLC, our 51% owned subsidiary, in conjunction with Rich Global, LLC.  The course focuses on the real estate teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad.

The course concentrates on real estate principles while allowing students to apply what they have learned from playing the board game, CASHFLOW®.

Teach Me To Trade® program offers curriculum that focuses on stock market trading strategies and uses software and specific teaching techniques designed by us. Students are taught to understand the stock market, investment strategies, risks and how to improve returns in both bull and bear markets.

Advanced training courses

Students attending our basic training courses may choose to continue with advanced training courses.  The advanced training courses of study under the Wealth Intelligence Academy® (“WIA”) brand include the following:

Real Estate Advanced Courses

Millionaire U® RE Training

Asset Protection & Tax Relief

Rich U™ Training

Wholesale Buying

Discount Notes & Mortgages

Profits in Probate

Manufactured Mobile Homes & RV Parks

Foreclosure Training

Rehabbing for Profit

Short Sales and Mortgages

Tax Liens & Deeds

Lease Option

Commercial Real Estate Investing

Property Management & Cash Flow

Land Investment & Development-Domestic

Land Development-International

Creative Real Estate Financing

Real Estate Sales and Negotiating Techniques

Financial Markets Education Advanced Courses

Master Trader™ Training

Advanced Covered Calls

The Trading Room™

The Trading P.I.T.™

Advanced Technical Analysis

The Advanced P.I.T.™

H.I.T.S.™

Asset Protection & Tax Relief

WIA maintains contact with the student from the time the student purchases his or her first advanced training course until the program is complete.

A complete description of these advanced training courses is available on the WIA website at http://www.wiacademy.com.  In addition, students can purchase a license to use software for real estate or financial market investing.  With either software program, a subscription based data service is available for purchase which allows students to interactively determine real time investment options and make better informed decisions about those potential investments.

All of our WIA classes are available for students to attend live and in person, at various regional locations in the United States, Canada, the United Kingdom and Costa Rica (Land Development-International course only).  Also, many of our classes are offered in a virtual live classroom environment over the internet.  Other forms of WIA educational delivery include on-demand streaming internet based classes and packaged CDs and DVDs.

Through our outreach based telemarketing programs both buyers and non-buyers of our WIA classes are contacted and enrolled in other classes, or are offered classes in other forms, including telephone-based subscription coaching programs, teleconference sessions, selected third party offerings and advanced student support options.  During the fiscal year ending December 31, 2007, our outreach program accounted for 12.7% of our cash sales from course and product sales.

Each month, we offer over 200 classes and training programs throughout our geographic markets.  For year ending December 31, 2007, 93.3% of our revenues were generated domestically and 6.7% from Canadian and United Kingdom operations.  Basic training accounted for 13.6% of worldwide revenues, with the remaining 86.4% of revenues coming from advanced training courses and our other educational services and programs in 2007.

Competition

We believe we compete, in a broad sense, with a number of companies, such as Investools Inc., Trump University, Robbins Research International and Dynetech Corporation, which offer training on specific business subjects including real estate and stock market investing.  We do not believe, however, that we compete directly with companies that offer undergraduate or advanced degrees or continuing education programs.

Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of teachers and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process.  We believe that the range and depth of our course offerings and the quality of our teachers, trainers and reference materials are comparable or superior to those of our competitors. Typically, our advanced instructors have been active investors in their chosen field, have been trained by us, and to a large degree are previous students of our programs.

We contract with independent contractors as trainers, instructors, mentors and coaches.  They are chosen based on their knowledge and experience with the coursework covered, and are further qualified by meeting standards of knowledge developed internally which are confirmed on a consistent and ongoing basis.

In addition, we have developed a broad line of educational resource materials for real estate and financial products which support our course offerings.  Charges for our educational courses are also consistent with those of our competitors.

Employees

On December 31, 2007, we had approximately 457 employees of whom 429, or 93.9% were located in the Unites States and 28, or 6.1%, were located in Europe and Canada, plus approximately 252 independent contractors who are trainers, instructors, coaches and mentors.  Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory.  Our independent contractors are paid commissions based upon the tuition dollar value of courses purchased by students at our free informational workshops and basic training sessions, or are paid fixed fees for teaching and mentoring advanced courses.  All independent contractors execute agreements with us which set forth commission structures and provide for confidentiality, code of conduct and covenants not to compete.

Available Information

We regularly file reports with the Securities and Exchange Commission (“SEC”).  These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other forms as required.  The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20459.  The public may obtain information from the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet website that contains the annual, quarterly, and current reports, proxy and information statements and other information that public companies (including us) file electronically with the SEC.  Our electronic filings are available to the public at the SEC’s website www.sec.gov.

The Company makes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished with the SEC available to the public through our website at www.wincorporate.com.  Information on our website is not part of this filing on this Annual Report on Form 10-K and will not be incorporated by reference.

ITEM 1A.  RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Company, our business, financial condition, results of operations and/or liquidity could be seriously harmed.  In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

We have a high concentration of sales from our Rich Dad Education brand and termination of this relationship would have an adverse impact on our financial results

Our Rich Dad real estate course offerings accounted for approximately 46.2% of our total cash sales and 19.8% of revenue for fiscal year 2007 and have increased in 2008.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.   If  sales from the Rich Dad brand were to decrease for any reason or if our relationship with RG was terminated due to our default under our licensing agreement with RG or for any other reason, it would have an adverse effect on our business, results of operations and financial condition.  Our relationship with Rich Dad does not have a fixed term and there can be no assurances on how long this business relationship will continue.

Our uses of cash are restricted by the Rich Dad joint venture and licensing agreements

Our joint venture and licensing agreements with Rich Global, LLC, requires us to segregate our cash balances between (i) funds received from RDE students and; (ii) funds received from the sale of our Proprietary Brands. The Company is restricted from using cash generated from the RDE brand to pay for expenses incurred by our non-RDE Brands, except in the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.   These restrictions on uses of cash associated with the Rich Dad products impact our liquidity and create additional administrative obligations for the Company.

Any decrease in the popularity of the Rich Dad brand would have an adverse impact on our financial condition

If the Rich Dad brand were to experience a decrease in popularity, it would have a significant impact on our business, results of operations and financial condition. In the current economic environment,  many individuals are not interested in purchasing real estate investments courses or products.  The decreased interest in real estate investing could impact the Rich Dad brand.  Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad brand and consequently impact our sales of Rich Dad products.

If we are unable to successfully conclude the litigation, governmental investigations and inquiries pending against us, our business, financial condition, results of operations and growth prospects could be adversely affected.

We, certain of our subsidiaries, and some of our current and former directors and executive officers have been named as defendants in lawsuits alleging violations of the federal securities laws.  In addition, certain government agencies are conducting inquiries regarding us, including the Department of Justice (“DOJ”) and the SEC.  We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving shareholders.  Please see Item 3 of this Annual Report on Form 10-K and Note 16 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements of this Annual Report on Form 10-K for a detailed discussion of these matters.

We cannot predict the ultimate outcome of these matters, and we expect to incur significant defense costs and other expenses in connection with them.  Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.  We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition or results of operations.

While we continue in our efforts to cooperate with the government investigations, we cannot predict the duration or outcome of the investigations, and the investigations may expand, and other regulatory agencies may become involved.  The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations.  The government investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former officers or employees, the imposition of fines and penalties, suspensions and/or other remedies and sanctions.

We face significant competition in our markets.

Our success will depend upon our ability to attract customers by providing high-quality courses and educational materials.  The market for training courses for specific business issues, such as real estate or stock market investing, is intensely competitive.  If we are unable to successfully compete, our business, operating results and financial condition would be materially harmed.  Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to course development than we can.  In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

In addition, in order to compete effectively in our markets, we may need to change our business in significant ways.  For example, we may change our pricing, product, or service offerings, make key decisions about technology directions or marketing strategies, or acquire additional businesses or technologies.  Any of these actions could hurt our business, results of operations, and financial condition.

Laws and regulations can affect the operations of our business and may limit our ability to operate in certain jurisdictions.

Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries.  Many federal, state and international governmental agencies assert authority to regulate providers of investment education programs.  Failure to comply with these regulations could result in legal action instituted by the states, including cease and desist and injunction actions.  In the event we are subject to such legal action, our reputation could be harmed and the demand for our course offerings could be significantly reduced.  See Item 3, Legal Proceedings, for a detailed discussion of these regulatory proceedings.

Failure to comply with federal and state laws regulating the marketing and sale of proprietary educational courses could significantly reduce the demand for our course offerings.

Our products and services are marketed via a number of channels, including television, print, postal mail, radio, online banners, paid and organic search, and other email marketing campaigns, which are regulated by numerous federal and state laws and regulations, including, but not limited to, anti-fraud laws, consumer protection laws, privacy laws, telemarketing laws, home solicitation laws and spam laws.  We believe that our marketing activities will increasingly be subject to such regulation, which may: (1) limit our ability to solicit new students or offer additional products or services to existing students, and (2) result in noncompliance, which may subject us to fines or various forms of civil or criminal prosecution.  Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business.

Our ability to offer courses may be affected by natural disaster, strikes and other unpredictable events.

Natural disasters, external labor disruptions and other adverse events may affect our ability to conduct our business, resulting in loss of revenue.  Severe blizzards or floods may reduce the ability of our course participants to travel to our courses.  These natural disasters may also disrupt the printing and transportation of the materials used in our direct mail campaigns.  Furthermore, postal strikes could occur in the countries where we operate which could delay and reduce delivery of our direct mail marketing materials.  Transportation strikes could also occur in the countries where we operate, adversely affecting course offerings.

If we do not successfully introduce new programs, products and services, our growth rate and revenue may be reduced.

Our growth strategy for our business is dependent on our ability to sell existing training programs, products and services to new students, to open new markets and to develop and introduce new educational programs, products and services.  If we are unable to expand our markets and products, our growth rate and revenue may be reduced.  Market conditions and the level of customer interest may be different for our current products than for new products and marketing costs and methods may differ in new markets, and there can be no assurance that we will be able to compete favorably with, and obtain market acceptance for, any such new programs, products or services.  Our growth strategy also is dependent upon the development of new products and services and the enhancement of existing products and services.  The financial services and real estate industries have continually evolving industry standards and practices.  Our failure to keep abreast of such changes could result in our technology and systems and our product offerings becoming obsolete.  The development of new products involves significant risks.  We may not be able to adapt our new products or services to new standards in the marketplace.  In addition, changes in technologies could force us to incur substantial expenditures to appropriately modify our infrastructure and our products and services.

Our results of operations are materially affected by economic conditions including significant price increases, inflation or adverse events related to various industries. Additionally, other changes experienced by our students including the willingness to trade or invest in securities or real estate could influence discretionary spending contributing to uncertainty in our results of operations.

Uncertain economic conditions may affect our student’s discretionary income and ability to purchase our training courses and products. Such economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting. These conditions include:

•                  Demand for training and our related products;

•                  Conditions in the securities and investment market;

•                  Conditions in the real estate market;

•                  Availability of mortgage financing and other forms of credit;

•                  General economic and business conditions;

•                  General political developments; and

•                  Natural or man-made disasters.

A prolonged economic downturn, particularly in the United States, could increase these effects on our business.

Expansion into additional markets outside the United States, if successful, will subject us to additional risks inherent in international operations.

We currently operate in the United Kingdom and Canada. As part of our growth strategy, we intend to establish training courses in additional markets outside the United States. If we are successful in implementing our strategy, we will face risks that are inherent in international operations, including:

•                  Complexity of operations across borders;

•                  Currency exchange rate fluctuations;

•                  Multiple and possibly overlapping and conflicting tax laws;

•                  Applicability of educational concepts to foreign markets; and

•                  Compliance with foreign regulatory requirements.

The current market price of our common stock significantly exceeds our book value per share and increases the risk that our market price per share may decline in the future.

The market price of our common stock was $1.85 per share at the close of business on March 31, 2008, and exceeded our December 31, 2007, book value, which was a stockholders’ deficit of $55.2 million or $4.71 book value per share deficit. The lower book value per share compared to our market price per share increases the risk that our market price per share may decline in the future.

Our former Chairman and Chief Executive Officer, Mr. Whitney, beneficially owns 5,227,300 shares of our Common Stock which constitutes approximately 44.5% of our outstanding Common Stock, which means he has the ability to significantly influence any matter requiring stockholder approval or prevent a change of control in our Company.

Mr. Whitney, our former Chairman and Chief Executive Officer, beneficially owns 5,227,300 which represents approximately 44.5% of our outstanding common stock as of March 31, 2008 as reported on Form SC 13D filed with the SEC on April 28, 2008. As such, Mr. Whitney can significantly influence any matter requiring the vote of our stockholders, including the election of directors. Mr. Whitney could, with a relatively small number of other stockholders, vote to approve a transaction that may not be in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders. Moreover, Mr. Whitney’s stock ownership may deter a third party from making a general tender offer for our Common Stock. Mr. Whitney’s stock ownership may prevent such an event from occurring. The Addendum to the Agreement to Settle Property Rights and Other Martial Affairs of Russell Whitney and Ingrid Whitney, dated December 7, 2007 (the “Settlement Agreement”) contains certain covenants relating to the 4,991,850 shares of Common Stock held by International Securities 3 LLC (the “IS3 Shares”). Specifically, during the period beginning December 7, 2007 and ending on June 2, 2009 (the “Lock-up Period”), Mr. Whitney has exclusive power to vote all of the IS3 shares. During the Lock-up Period, Mr. Whitney has agreed he will be in a fiduciary relationship with Ingrid Whitney and will not vote the shares in a manner that will materially harm Ingrid Whitney. During the Lock-up Period, Ingrid Whitney has agreed not to sell, transfer or assign any of the shares of Common Stock that make up her 50% portion of the IS3 Shares (2,277,175 shares of Common Stock). During the Lock-up Period, Mr. Whitney holds an exclusive right to purchase the shares of Common Stock that comprise Ingrid Whitney’s 50% portion of IS3 shares. The purchase price per share will be equal to the current market price at the time Mr. Whitney exercises his right to purchase such shares.

Our Board of Directors, without stockholder approval, may issue preferred stock which could reduce the voting power or rights of our other stockholders and make it more difficult for a third party to acquire a majority of our outstanding voter’s stock.

Our Board of Directors, without stockholder approval, may issue up to 10.0 million shares of preferred stock. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions, which could reduce the voting power or other rights of the holders of common stock. Issuance of preferred stock could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire a majority of our outstanding voting stock.

Our transition to new senior executives, or the loss of any of our key executive  personnel, or high performing instructors, could disrupt our operations and reduce our profitability.

Our future success depends to a significant extent on the successful transition of our senior executive management in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on out business. Although, we have employment agreements and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees. We currently do not maintain key man insurance on any member of our senior executive management team.

Our future success also depends on our ability to retain and attract high performing instructors. The loss and/or inability to recruit suitable replacements may affect our performance and reduce our profitability.

Outside business ventures of Mr. Whitney could result in conflicts of interest that could negatively impact our ability to attract investors.

Although Mr. Whitney no longer serves as our Chief Executive Officer, he remains on our Board of Directors. Mr. Whitney has outside passive investment interests in real estate and owns a 25% interest in Gulfstream Development Group, LLC, a residential construction company. In the past, Mr. Whitney owned residential real estate lots in Cape Coral, Florida, some of which were purchased by our students. From time to time, some of our students used Gulfstream to build residences upon lots which they have purchased from Mr. Whitney or others. These kinds of arrangements could create, or appear to create, conflicts of interest if our students purchased lots from Mr. Whitney or contracted with Gulfstream to construct residences on such lots. Any conflict of interest or appearance of a conflict of interest in connection with our arrangements with our students could negatively impact investor interest in us and therefore our stock price and liquidity. See “Related Party Transactions” for a more detailed discussion of transactions between the Company and its executive officers, directors and 5% or greater shareholders and Item 3, Legal Proceedings.

We have material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with our restatement and our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see “Item 9(A)T. Controls and Procedures.”

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We are developing remediation plans to strengthen our internal controls in response to the previously identified material weaknesses. If we are unsuccessful in developing, implementing or following our remediation plans, or fail to update our internal controls as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following chart summarizes our office locations (in thousands, except square footage).

Purpose	Location	Own/Lease	Approximate square footage	Lease expiration	Annual rent
Corporate headquarters	Cape Coral, FL	Own	40,734	—	—
EduTrades and telemarketing headquarters	Murray, UT	Lease	32,646	January 2013	392
European headquarters	London, England	Lease	2,727	April 2012	119
Canadian headquarters	Ontario, Canada	Lease	1,200	April 2010	22
Training center	Salt Lake City, UT	Lease	6,783	September 2010	123
Training center	Cape Coral, FL	Lease(1)	2,200	Month-to-Month	23
Support facility	Cape Coral, FL	Lease(1)	9,000	Month-to-Month	167
Training center	Cape Coral, FL	Lease(1)	4,802	Month-to-Month	87
Training center	London, England	Lease	1,990	December 2009	299
Conference center	Monterey, Costa Rica	Own	7,200	—	—
			109,282		$1,232

(1)           Related party lease.

We own the land and building of our executive offices in Cape Coral, Florida. Our executive office building is approximately 40,734 square feet and is situated on approximately 4.5 acres. We lease approximately 32,646 square feet of office space in Murray, Utah for our EduTrades and telemarketing headquarters. The lease expires in January 2013 and rent is payable at rates increasing from $32,646 to $36,743 per month over the remainder of the lease.

We lease approximately 2,727 square feet of office space in London, England for our European headquarters. The lease expires in April of 2012 and our monthly rental rate is $9,917.

Our Canadian subsidiary leases approximately 1,200 square feet of office space in Ontario, Canada. The lease expires in April 2010 and rent is payable at rates increasing from $1,789 to $1,936 per month over the remaining term of the lease.

We lease approximately 6,783 square feet of office space in Salt Lake City, Utah. The lease expires in 2010 and rent is payable at rates increasing from $10,197 to $10,813 per month over the remaining term of the lease. The facilities are being used as a training center.

We lease approximately 1,990 square feet of office space in London, England which is being used as a training center. The lease expires in December 2009 and the rent is $299,200 for the year.

We own an approximately 7,200 square foot conference and training center in Monterey, Costa Rica, which we designed and built in 2002. This property was sold in January 2008.

Related party leases

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping and 4,802 square feet at 1630 Southeast 47th Terrace, which we use as a training facility, all in Cape Coral, Florida, from Cape Promenade Trust, which is for the benefit of our former Chairman and Chief Executive Officer, Russell Whitney, and his former spouse, Ingrid Whitney.

The leases are for three years and began on March 1, 2003, March 1, 2003 and June 1, 2004 respectively. The monthly rentals are $1,943, $13,913 and $7,238 respectively. We terminated the 1611 Cape Coral Parkway and 1630 Southeast 47th Terrace leases on September 17, 2008. We also notified Cape Promenade Trust on November 21, 2008, that we will be terminating  the 1625 East Cape Coral Parkway lease as of December 31, 2008.

We believe that our facilities will be adequate to meet our requirements through 2008 and that suitable additional or substitute space will be available if needed.

ITEM 3. LEGAL PROCEEDINGS

See Note 16 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements Part II, Item 8 for information about legal proceedings in which we are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the trading symbol “RUSS” from August 1998 through June 25, 2007 and has been quoted on the Pink Sheet under the symbol RUSS.PK since June 25, 2007 through the present date. The following table shows the high and low sales prices of our common stock for each quarter in 2007 and 2006. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	High	Low
Year ended December 31, 2007
Fourth Quarter	$3.40	$1.01
Third Quarter	$4.30	$3.25
Second Quarter	$4.50	$3.00
First Quarter	$5.55	$3.40

Year ended December 31, 2006
Fourth Quarter	$10.00	$3.10
Third Quarter	$10.20	$7.65
Second Quarter	$11.26	$7.60
First Quarter	$11.25	$7.10

As of March 31, 2008, the closing price of our common stock as reported on the NASD Over-the Counter Bulletin Board was $1.85. According to the records of our transfer agent, there were 132 shareholders of record of the Company’s common stock at March 31, 2008. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

During our two most recent fiscal years, we authorized one cash dividend of $1.00 per share to our common stock shareholders of record on September 15, 2006, and which was paid on October 2, 2006. This was deemed a return of capital for income tax purposes. We do not anticipate paying any cash dividends on our common stock in the future.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2007, the equity compensation plans under which we may issue shares of stock to our directors, officers and employees under the 1998 Stock Option Plan (in thousands).

Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,218,400	$4.70	223,725

1998 Stock Option Plan

Our 1998 Stock Option Plan (“1998 Plan”) provides for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. As of December 31, 2007, we had 1,218,400 options issued and outstanding under the 1998 Plan. Only our employees and directors are eligible to receive awards under the 1998 Plan. The purpose of the 1998

Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders. The 1998 Plan is administered by the Compensation Committee of the Board of Directors. The exercise price of a stock option grant under the 1998 Plan may not be less than the average market price of our stock on the date of the grant and no options may have a term of more than ten years. Options granted under the 1998 Plan typically vest as follows:  25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service, although the Compensation Committee may approve a different vesting period. All options expire ten years from the date of grant. The 1998 Plan expired on August 30, 2008, but any options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the periods indicated should be read in conjunction with our Consolidated Financial Statements, related notes and the other financial data included elsewhere in Annual Report on this Form 10-K. In addition to historical information, this discussion contains forward-looking statements involving risks, uncertainties and assumptions including such statements as plans, objectives, expectations and intentions that could cause our results to differ materially from expectations. See our cautionary language preceding Item 1, Business and Item 1A, Risk Factors, for factors that could cause future results to differ materially.

Executive Overview

In the United States, the United Kingdom and Canada, we offer post-secondary, non-accredited introductory workshops, primary and advanced courses, and training in two primary fields of study:

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

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Online Live

•                  On Demand Recorded

•                  Conferences

•                  Teleconference

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	2007	2006
		(restated)
Revenue	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	49.9	49.6
Advertising and sales expense	29.5	28.7
General and administrative expense	18.5	15.4
Impairment of assets	—	1.6
Special items (a)	6.0	1.0
Total operating costs and expenses	103.9	96.3
(Loss) income from operations	(3.9)	3.7
Other income (expense):
Other income, net	0.1	—
Interest income	1.1	1.0
Interest expense	(0.2)	(0.2)
Equity (loss) from related parties	(0.2)	—
Total other income	0.8	0.8

(Loss) income before income taxes	(3.1)	4.5
Income tax provision	(0.1)	(3.5)

Net (loss) income	(3.2)%	1.0%

(a) Special items expense includes direct costs associated with the SEC and DOJ investigations, liquidating damages for the registration of our stock and executive severance.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of special items (including the costs associated with the SEC and the DOJ investigations, class action and derivative lawsuits); interest income; interest expense; other income (expense), net; income tax provision; stock option compensation expense; depreciation and amortization expense; and equity income (loss) in related parties. We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

The vast majority of our costs to acquire students have been expended before a student attends any basic or advanced training. Those costs include media, travel, facilities and instructor fees for the introductory workshops and are expensed when incurred. However, revenue recognition of tuition paid by students to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the student, (ii) the student has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue is recognized through course breakage. It is only after one of those four occurrences that revenue is considered earned. Thus, reporting in accordance with GAAP creates significant timing differences with respect to revenue and expenses, both in our consolidated statements of cash flows and consolidated statements of operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

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

The table below is a reconciliation of the Company’s net (loss) income to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	For the year ended December 31,
	2007	2006
		(restated)

Net (loss) income	$(6,638)	$2,301
Impairment of assets	—	3,590
Special items	12,410	2,330
Other (income) expense, net	(191)	79
Interest income	(2,193)	(2,361)
Interest expense	283	485
Income tax provision	225	7,706
Stock gift	—	937
Stock-based compensation expense	753	881
Depreciation and amortization	1,620	1,253
Minority interest and equity earnings from related parties	489	45
Gain on sale of assets	(35)	(74)

EBITDA	6,723	17,172

Net change in deferred revenue	3,892	(1,594)
Net change in deferred course costs	(4,525)	(230)
Adjusted EBITDA	$6,090	$15,348

Adjusted EBITDA as a percentage of cash received from course and product sales	2.9%	6.9%

Cash Sales

The following table provides a reconciliation of the Company’s reported revenue to cash sales by segment. Cash sales are a metric used by management in assessing the Company’s segments performance. We define cash sales as revenue plus the change in deferred revenue. Cash sales are not a financial performance measurement in accordance to GAAP, therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in thousands):

	For the year ended December 31,
	2007	2006
Cash received from course and product sales:
Proprietary Brands
Real estate education	$72,402	$108,509
Financial markets education	41,391	112,586
Rich Dad Education	97,733	1,965
Total consolidated cash received from course and product sales	211,526	223,060

Change in deferred revenue (increase)/decrease to deferred revenue:
Proprietary Brands
Real estate education	(23,383)	(3,192)
Financial markets education	(29,279)	93
Rich Dad Education	56,554	1,505
Total consolidated change in deferred revenue	3,892	(1,594)

Revenue:
Proprietary Brands
Real estate education	95,786	111,701
Financial markets education	70,669	112,493
Rich Dad Education	41,179	460
Total consolidated revenue for financial reporting purposes	$207,634	224,654

Business Segments

 We operate in two business segments:  Proprietary Brands and RDE. The proportion of revenue and gross profit (deficit) of each segment is as follows:

	Year ended December 31,
As a percentage of total revenue	2007	2006

Proprietary Brands:
Real estate education	46.1%	49.7%
Financial markets education	34.1	50.1
	80.2	99.8
Rich Dad Education:	19.8	0.2
	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™. We have added to our brand portfolio by offering our students additional real estate education offerings. We launched Teach Me Foreclosure™ & Real Estate Investing in 2006.

Cash sales for the years ended December 31, 2007 and 2006 were $72.4 million and $108.5 million, respectively, and revenues for these years were $95.8 million and $111.7 million respectively. The decrease of $36.1 million in cash sales and $15.9 million in revenue in 2007 as compared with 2006 was primarily attributable to the decline in sales of our Russ Whitney®’s Building Wealth ™ and the suspension of the Cash Flow Generator ® product offset by the launch of our Teach Me TM Foreclosure & Real Estate Investing. In addition, there was decreased interest among prospective students in our real estate course offerings resulting from the downturn in the housing market.  These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one paid course, and a lower average amount of sales of advanced courses per student.  We suspended the sales of our Cash Flow Generator ® product until we can determine and test the merits of a repositioned student offering.

Gross profit (calculated as revenue less direct course expenses less advertising and sales costs as presented in our statement of operations) in the Proprietary Brands real estate education segment was $30.0 million for the year ended December 31, 2007, compared to a gross profit of $20.3 million for the year ended December 31, 2006, an increase of $9.7 million, or 47.8% primarily due to intersegment revenue of $11.3 million related to licensing fees paid by RDE to us in accordance with our agreement with Rich Global, LLC, for the year ended December 31, 2007. For the same period in 2006, the licensing fees related to RDE were $0.2 million as this brand began sales in November 2006. Excluding the effect of intersegment revenue for both years, the gross profit for the Proprietary Brands real estate education segment decreased by $1.4 million, or 7.0% in 2007 primarily due to the increase in cost of student acquisition and declines of our Russ Whitney®’s Building Wealth ™ and Cash Flow Generator ® product.

Financial markets education

EduTrades, the Proprietary Brands financial markets education segment, began operations in July 2002, with the acquisition of Teach Me to Trade®, and began sales in the fourth quarter of 2002. We provide education to avocational investors in financial instruments, such as stocks and stock options. Our training teaches trading fundamentals as well as advanced technical analysis to potential investors.

Cash sales for the years ended December 31, 2007 and 2006 were $41.4 million and $112.6 million, respectively, and revenues for these years were $70.7 million and $112.5 million, respectively. The decrease of $71.2 million in cash sales and $41.7 million in revenue in 2007 as compared with 2006 primarily due to the success of our Star Trader® and Options Success Systems™ brands in 2006, while minimal sales were attributed to these brands in 2007. Options Success™ was suspended during the fourth quarter of 2006 and Star Trader® was suspended during the first quarter of 2007.

Gross profit in the Proprietary Brands financial markets education segment was $23.7 million for the year ended December 31, 2007, compared with $28.9 million for the year ended December 31, 2006, a decrease of $5.2 million, or 18.0%. The Proprietary Brands financial markets education segment was affected by the revenue recognized from course breakage of $19.1 million in 2007, compared to $27.0 million in 2006, a decrease of $7.9 million or 29.3%.

Rich Dad Education

In November 2006, we launched Rich Dad® Education, in alliance with Rich Global, LLC, which is based on the investing principles and philosophy of Robert Kiyosaki, detailed in his best-selling book, Rich Dad Poor Dad. Our RDE brand provides investor education in the United States, United Kingdom and Canada.

During the year ended December 31, 2007, the RDE segment’s revenue represented approximately 46.2% of total cash sales and 19.8% of total revenue, as compared to 0.9% of total cash sales and 0.2% of total revenues in 2006, reflecting the ramp-up of this brand in 2007. Cash sales for the years ended December 31, 2007 and 2006 were $97.7 million and $2.0 million respectively, and revenues for these years were $41.2 million and $0.5 million, respectively. This increase in cash sales and revenues in 2007 reflects the late 2006 start-up of this new joint venture.

The variance between cash sales and revenue recognized for this brand is a result of the application of our revenue recognition policies as discussed in Note 2 - Significant Accounting Policies and Related Information.

The gross deficit in the RDE segment was $10.9 million for year ended December 31, 2007, compared to a gross deficit of $0.5 million for the year ended December 31, 2006 reflecting the impact of our revenue recognition policy. In addition, as this is a new brand for our Company and the majority of our student contracts were not expired by the end of 2007, we do not have the historical data sufficient to allow recognition of breakage revenue for this brand. As presented in the table above, $56.6 million in sales revenue for our RDE segment was deferred in 2007 as compared to $1.5 million in 2006. In accordance with our revenue recognition policy as described in Critical Accounting Policies below, the Company is required to defer the recognition of revenue until certain criteria are met. Although the cash sales of RDE are increasing, a substantial portion of the sales are not included in our revenue on the statement of operations.

Year Ended December 31, 2007, compared to Year Ended December 31, 2006

Revenue

Revenue for the year ended December 31, 2007 was $207.6 million, a decrease of $17.1 million or 7.6%, as compared to revenue of $224.7 million for the year ended December 31, 2006 (in thousands):

	Years ended December 31,		%
	2007	2006	Change
Cash received from course and product sales:

Basic training sessions	$28,260	$22,677	24.6%
Advanced courses	158,291	176,740	(10.4)
Product sales	17,394	14,089	23.5
Other	7,581	9,554	(20.7)
Total cash received from course and product sales	211,526	223,060	(5.2)
Net change in deferred revenue	(3,892)	1,594	(344.2)
Revenue for financial reporting purposes	$207,634	$224,654	(7.6)%

Total revenue decreased by 7.6% in 2007 as compared with 2006 primarily because course breakage decreased by $12.4 million, or 22.4%, from $55.4 million in 2006 to $43.0 million in 2007. The primary driver of the change in breakage revenues year-over-year is the introduction of our RDE Brands. Courses associated with the new brand must establish a historical trend of attendance in order for us to estimate breakage which means that the revenues from unattended courses for these brands will remain deferred for approximately three years.

The following table illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Years ended December 31,
	2007	2006	Change
Number of courses
Free introductory workshops	5,076	5,205	(2.5)%
Basic training sessions	979	1,070	(8.5)
Advanced live courses	675	611	10.5
Advanced electronic courses	125	166	(24.7)
	6,855	7,052	(2.8)%
Number of attending students
Basic training sessions	53,040	59,244	(10.5)%
Advanced live courses	11,452	16,216	(29.4)
Advanced electronic courses	2,597	8,224	(68.4)
	67,089	83,684	(19.8)%
Average students per paid course
Basic training sessions	54.2	55.4	(2.2)%
Advanced live courses	17.0	26.5	(35.9)
Average	39.0	44.9	(13.1)%

Approximately 24.0% of those students attending the introductory workshops purchase one or more of our courses. We experienced a 5.9% increase in the number of overall registrations to our free introductory workshops in 2007 compared to the same period in 2006. For basic training sessions and advances courses, the student pays the tuition at the time of registering for the course or program. See Business Segments above for further discussion of cash sales and reported revenue.

The following table provides the percentage of each media source by which prospective students accessed our free introductory workshops:

	Years ended December 31,
	2007	2006
		(restated)
Television	39.7%	64.9%
Direct mail	13.9	11.8
Newspaper	6.0	2.6
Website	18.6	18.4
Online advertising	13.0	1.9
Radio and Other	8.8	0.4
	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites increased by 0.2% in 2007 as compared to 2006. We introduced on-line advertising in 2006 and in that year 1.9% of our prospective students were obtained from this source as compared to 13.0 % in 2007, an increase of 632.4% year-over-year. Further, we experienced an increase of 144.6% from our newspaper advertising 2007 as compared to 2006.

Change in deferred revenue

Deferred revenue for 2007 was $119.3 million, which represents an increase of $3.9 million or 3.4%, as compared to $115.4 million for 2006. The revenue we recognized from course breakage decreased by $12.4 million, or 22.4%, from $55.4 million for 2006 to $43.0 million in 2007. The primary driver of the change in breakage revenues and the increases in the deferred revenue balances on a year-over-year comparison is the introduction of our RDE Brands.

Courses associated with the new brand must establish a historical trend of attendance in order for us to estimate breakage which means that the revenues from unattended courses for these brands will remain deferred for approximately three years. For this reason, as reflected in the table below, our deferred revenue as a percentage of total revenue increased 6.1 percentage points to 57.5% in 2007, as compared to 51.4% in 2006.

	Years ended December 31,
(in thousands)	2007	2006

Deferred revenue	$119,300	$115,408
Revenue for financial reporting purposes	$207,634	$224,654
Deferred revenue as a percentage of revenue	57.5%	51.4%

We have expanded the options for course delivery in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVD and via the internet and expanded the number of location options for students in the United States. Additionally, we have implemented an outreach notification program, contacting our students by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

Direct course expenses relate to our basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

Direct course expenses were $103.5 million in 2007, a decrease of $8.0 million or 7.2%, as compared to $111.5 million in 2006. As a percentage of revenue, direct course expenses increased 0.3 percentage points (pp) from 49.6% in 2006 to 49.9% in 2007. This increase as a percentage of revenue was due to the introduction of the RDE Brand.

The components of direct course expenses as a percentage of revenue are as follows:

Margin change
2007 vs. 2006
As a percentage of revenue	Increase (decrease)
Increase in event expense	11.5
Decrease in sales commissions	(8.6)
Decrease in product cost	(2.5)
Decrease in alliance expense	(0.1)
0.3

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

The following table represents the expense categories that comprise advertising and sales expense in 2007 and 2006 and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Years ended December 31,
Expense category	2007		2006
			(restated)
Television expense	$28,845	47.0%	$37,754	58.7%
Direct mail expense	5,946	9.7	6,580	10.2
Newspaper expense	3,558	5.8	2,492	3.9
Internet expense	6,970	11.4	3,198	5.0
Radio expense	2,138	3.5	157	0.2
Media spending	47,457	77.4	50,181	78.0
Outreach sales commissions	8,260	13.5	14,188	22.0
RDE licensing fees (1)	5,597	9.1	—	—
Advertising and sales expense	$61,314	100.0%	$64,369	100.0%

(1) RDE licensing fees were not significant prior to 2007.

Our media spending decreased by 5.4% in 2007 compared to the same period in 2006. We re-directed some of our media spending from television to internet advertising during 2007.

Media spending as a percentage of total media spending is presented in the following table:

	Years ended December 31,
	2007	2006
		(restated)
Television	60.8%	75.2%
Direct mail	12.5	13.1
Newspaper	7.5	5.0
Website and other	19.2	6.7
	100.0%	100.0%

Sales commissions decreased as a result of a decrease in telemarketing outbound sales. In 2007, direct sales commissions decreased by $4.0 million or 33.9%, from $11.8 million in the prior year to $7.8 million in 2007. Our outreach programs cash received from course and product sales decreased by 54.9% in 2007 over the prior year.

Advertising and sales expense for 2007 amounted to $61.3 million, a decrease of 4.8% or $3.1million, compared to $64.4 million in 2006. Advertising and sales expenses for the year ended 2007 were 29.5% of revenue, as compared to 28.7% of revenue for the comparable period in 2006. The increase as a percentage of revenue is a result of the decrease in revenue and additional cost associated with the introduction of the RDE in the United States; licensing fees associated with our RDE brand were approximately $5.6 million as compared to zero in 2006.

Gross profit

Gross profit was $42.8 million for the year ended December 31, 2007 as compared to $48.8 million for the year ended December 31, 2006, a decrease of $6.0 million, or 12.3%. This reduction is primarily attributable to the decrease in revenue of $17.1 million and the increase in special items of $10.1 million partially offset by the decrease in direct course expense and advertising and sales expense in 2007 as compared to 2006.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense, and travel for the corporate staff.

General and administrative expenses were $38.4 million in 2007, an increase of $3.7 million, or 10.7%, as compared to $34.7 million in 2006. As a percentage of revenue, general and administrative expenses increased from 15.4% of revenue in 2006 to 18.5% of revenue in 2007. The increase of $3.7 million in general and administrative expenses was primarily due to the following (in thousands):

Salaries, relocation and benefits related to the addition of new employees in accounting and technology	$2,959
Professional fees related to the restatement of our 2006 Form 10-K	1,297
Stock option and stock gift expense	(1,423)
Rental expense related to new office space rented in United Kingdom and Utah	700
Other	191
$3,724

Impairment of assets

No impairment of assets was recorded in 2007.

We recorded an impairment of assets totaling $3.6 million in 2006 for property and equipment, inventory and intangible assets.  The following table includes the items impaired in 2006 (in thousands):

Impairment expense related to Star Trader® goodwill	$2,000
Impairment expense related to Cash Flow Generator® intangible assets	687
Impairment expense related to property and equipment (UK office and corporate aircraft)	756
Impairment expense related to Star Trader® and Cash Flow Generator® inventory	147
$3,590

We recognized an impairment of the $2.0 million in goodwill associated with Star Trader® as a result of discontinuing the brand, $0.1 million in Star Trader® related intangible assets and an additional $0.1 million in related inventory.  We also repositioned the Cash Flow Generator® brand, recognizing an impairment on the related intangible asset of $0.6 million and an additional $0.1 million in related inventory.  Additionally, we reduced the net book value of our United Kingdom office and previous corporate aircraft by $0.4 million each to their net realizable values.

Special items

Special items incurred in 2007 increased $10.1 million or 439.1% to $12.4 million, from $2.3 million in 2006.  As a percentage of revenue, special items increased 5.0% percentage points from 1.0% in 2006 to 6.0% in 2007.

The following table includes the items included in special items (in thousands):

	Years ended December 31,
	2007	2006
Professional fees associated with the SEC and DOJ investigations and the resulting internal investigation	$10,460	$651
Liquidated damages provision of the registration rights agreement	—	780
Withdrawal of Edutrades, Inc. registration statement and Form S-1	—	899
Executive severance	1,950	—
	$12,410	$2,330

(Loss) income from operations

We had a loss from operations of $8.1 million in 2007, compared to income from operations of $8.2 million in 2006.  The decrease in income from operations was $16.3 million which was primarily due to the decrease in revenues of $17.0 million and, to a lesser extent, the increase in special items of $10.1 million.

Other income (expense)

Other income (expense) in 2007 was $0.2 million, as compared to $(0.1) million in 2006.  The increase in income was due to gains earned on short-term investments of cash balances related to the RDE brand sales.

Interest income

Interest income in 2007 decreased by $0.2 million to $2.2 million, as compared to $2.4 million in 2006.  The decrease in interest income is due to a reduction in invested balances in our cash accounts due to the increase in our required restricted cash balances.

Interest expense

Interest expense in 2007 decreased by $0.2 million or 40.0%, to $0.3 million, as compared to $0.5 million in 2006 as a result of the retirement of debt associated with the sale of our building in the United Kingdom and our previous aircraft.

Equity (loss) from related parties

Equity loss from related parties was $489,000 for the year ended December 31, 2007, compared to a loss of $45,000 for the year ended December 31, 2006.  The equity loss relates to our investments in Costa Rican and Panamanian entities.

Income tax provision (benefit)

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

As of December 31, 2007, we are estimating that our taxable income will not exceed the amount necessary to use our deferred tax assets.  Therefore, we increased our valuation allowance from $17.6 million to $19.1 million.

We estimate that we will be liable for approximately $0.2 million in state and non-U.S. taxes in 2007.

Net (loss) income

Net loss in 2007 totaled $6.6 million, as compared to net income of $2.3 million in 2006.  The decrease in income was $8.9 million, or 387.0%.  The increase of $10.1 million in expenses due to the special items and the $17.0 million decline in revenue due to the reduction in course breakage and a decrease in sales of our Proprietary Brands contributed to the decline in net income in 2007 as compared to 2006.

Known Trends

We have been experiencing an accelerating decline in the Company’s Proprietary Brands during 2008, as discussed in our review of segment performance.  During 2007 and 2008, we discontinued several of our under-performing brands and evaluated our other course offerings in response to current economic trends.

In comparison, the RDE segment has experienced a rapid acceleration in sales in 2007, with some leveling off in 2008.  As of December 31, 2007, 46.2% of our cash sales were generated by this brand.

Liquidity and Capital Resources

Cash flows from operating activities

At December 31, 2007, our principal sources of liquidity consisted of $41.5 million of cash, cash equivalents and restricted cash balances, an increase of $0.9 million from the cash balances at December 31, 2006, of $40.7 million.

Our joint venture agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds received from RDE students; and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our non-RDE Brands, except in the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.

Included in our $41.5 million of cash, cash equivalents, and restricted cash balances as of December 31, 2007, is $26.8 million attributable to RDE and $14.8 million related to our Proprietary Brands.  As of December 31, 2006, the cash, cash equivalents, and restricted cash balances of $40.7 million included $1.4 million attributable to RDE and $39.3 million related to our Proprietary Brands.  The increase in the RDE cash balances in 2007 compared to 2006 reflects the late 2006 start-up of this new joint venture.

The focus on the RDE Brand in 2007 from its launch in November 2006 resulted in an increase in cash, cash equivalents, and restricted cash balances related to this brand of $25.4 million from $1.4 million as of December 31, 2006, to $26.8 million as of December 31, 2007.

Cash balances attributable to our Proprietary Brands decreased by $24.5 million or 62.3%, from $39.3 million in 2006 to $14.8 million in 2007.  The change was primarily due to the $10.1 million of legal and accounting expenses associated with the SEC and DOJ investigations.  In addition, the decrease in the sales of our Proprietary Brands that we experienced as result of focusing our efforts on RDE Brand growth, the slowdown in our real estate business due to economic declines in the housing market, the significant turnover among our instructors and field representatives in our financial markets segment, and the suspension of the Options Success™ and Star Trader® products resulted in the use of cash balances.

Cash flows from investing activities

Our primary sources and uses of cash for investing activities are related to sales and purchases of property and equipment.  Net cash provided from investing activities was $2.3 million in 2007, as compared to $4.4 million of net cash used in investing activities for the same period in 2006, an increase of $6.7 million.  In 2007, we received $5.0 million in proceeds from the sale of our previous corporate aircraft and our headquarters property located in the United Kingdom, which was partially offset by advances and losses on our equity investments in Costa Rican properties of $1.0 million in 2007 and $0.3 million in 2006 and the purchases of equipment and leasehold improvements related to our new facilities in Utah and the United Kingdom of $1.8 million.

Cash flows from financing activities

Cash used in financing activities totaled $3.2 million in 2007 compared to $13.8 million used in financing activities in 2006.  In 2007, our financing activities included the repayment of $3.3 million of loans on our United Kingdom headquarters building and previous corporate aircraft.

Cash used in financing activities in 2006 primarily related to the $11.7 million distributed as a special dividend to our holders of common stock.  In August 2006, our Board of Directors declared a special dividend of $1.00 per share for shareholders of record on September 15, 2006.  In addition, $5.1 million was paid to Mr. Whitney in January 2006 in connection with the partial sale of his common stock in December 2005 in which we received funds on his behalf.  This amount was partially offset by $4.2 million received from the exercise of stock options and warrants.

Sources of liquidity

Restricted cash balances, consisting primarily of funds on deposit with credit card merchants, totaled $8.4 million and $7.5 million at December 31, 2007, and December 31, 2006, respectively, including the letters of credit required to secure merchant accounts and certain state bonding requirements for approximately $0.1 million and $1.6 million, as of December 31, 2007 and 2006, respectively.  The letters of credit are supported by certificates of deposit which earn interest rates ranging from 4.3% to 5.2%.  The majority of our cash equivalents are invested in short-term, liquid, investment grade commercial paper with yields ranging from 5.2% to 5.3%.

Historically, we have been able to fund our operations primarily through existing working capital.

At December 31, 2007, net working capital decreased by $0.1 million to $45.2 million compared to $45.3 million at December 31, 2006, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability.  Including our current deferred revenue balance, we have a working capital deficit of $74.1 million in 2007 compared to $69.6 million in 2006, an increase of $4.5 million due to the increase of our RDE sales.  As a result of our significant deferred revenue balance primarily attributable to RDE, our working capital deficit will remain for the foreseeable future.

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

We believe our cash resources are sufficient to fund our operations, special items and growth plans in 2008.

Non-core investments

As of December 31, 2007, we had investments in several Costa Rican and Panamanian entities.  Additionally, two of our former executives, including the Company’s former Chairman and Chief Executive Officer, Russell Whitney, and the former Co-President and Chief Operating Officer, Ronald Simon, had individual interests in some of these entities.

The ownership interests in the entities are presented in the following table:

		As of December 31, 2007
(in thousands) Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loans ($000’s)
Rancho Monterey, S.A.(a)	Raw land sales	Equity	30.0%	$624.1
Monterey del Este, S.A.(a)	Raw land sales	Equity	8.0%	280.5
MDM/MTO(b)	Hotel/land concession	Equity	62.9%	1,232.8
Monterey Management, S.A.(c)	Management services	N/A	0.0%	321.1
Beautiful Hill, S.A.(a)(d)	Conference center	Consolidation	100.0%	736.0
Total				$3,194.5

N/A – Not Applicable

(a)          These entities were sold in January 2008.

(b)         The full entity names are Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”).

(c)          Monterey Management, S.A., is owned 100% by Maria Jimenez, an independent contractor for the Company.  We advanced $300,000 in working capital funds to this entity and as of December 31, 2007, this amount was fully reserved.  In May 2008, we were repaid the $300,000 working capital loan in full.

(d)         The historical cost and related depreciation for the conference center are reflected in “property and equipment” in our consolidated balance sheets.

Our investments in Rancho Monterey, S.A., Monterey del Este, S.A., and MDM/MTO are accounted for in our consolidated financial statements under the equity method of accounting.  Our investment in Beautiful Hill is consolidated in our consolidated financial statements.  For the years ended December 31, 2007 and 2006, under the equity method of accounting, we recorded our share of the gains (losses) related to our direct interests in these entities of approximately $0.2 million and $0.1 million, respectively.

Additionally, we own a 50% interest in Monterey del Llano, S.A. which owns a one-third interest in Monterey Group, S.A whose only asset is two and one-half acres of beachfront land adjacent to Monterey del Mar, S.A. / Mar y Tierra del Oeste, S.A., our hotel property.  Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results.  Therefore, we do not record an equity interest related to these entities.

In January 2008, Rancho Monterey, S.A., Monterey del Este, S.A., and Beautiful Hill, S.A. were sold to an unrelated party for $12.2 million, of which the Company received $2.5 million for its ownership interests in these entities.  In addition, working capital advances to these entities and to Monterey Management, S.A., in the amount of $0.6 million were repaid.  As a result, we recorded a net gain on our investment in the first quarter of 2008 of $1.3 million.

Our current holdings in Costa Rica, reflecting the sale of Rancho Monterey, S.A., Monterey del Este, S.A., and Beautiful Hill, S.A., consist of the hotel property, MDM/MTO and our interests in Monterey del Llano, S.A., and Monterey Group, S.A., for the partial ownership of a land concession.  There are no operations related to Monterey del Llano, S.A., and Monterey Group, S.A., and therefore no equity participation is recorded.

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

Southwest Florida investment

In 2004, we entered into a joint venture in which we acquired a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida.  The investment entity had no ongoing activity other than minimal costs of carrying the land.  We recorded our share of these costs under the equity method of accounting.

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

On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, parties to the mortgage and/or security agreement.

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

When the likelihood of attendance by the student is remote, course breakage is calculated based on the historical percentage of (i) students who never attended a course, (ii) those students who never attended a course subsequent to expiration; and (iii) the highest number of days in which 95% of students who attended our courses did so subsequent to expiration.

We determine our course breakage rate based upon estimates developed from historical student attendance patterns.  Typically we use a three year period to estimate the student’s attendance patterns.  Based on the historical information, we are able to determine the likelihood of an expired course remaining unattended.  We have determined that the company does not have a legal obligation to report the value of expired courses to the relevant taxing jurisdictions.

To the extent new businesses do not have adequate historical data, subsequent to course expiration, we recognize revenue based upon course attendance.  Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration will we apply course breakage based on the methodology described above.

Deferred revenue occurs from seminars, on-line courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed.  Deferred revenue is recognized into revenue over the period that the services are performed.

Long-lived assets and Intangibles

Periodically, we review our long-lived assets for impairment.  We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets’ carrying value.  We evaluate the remaining life and recoverability of long-lived assets, including patents and trademarks, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  At such time, we estimate the future cash flows expected from the use of the assets and their eventual dispositions and if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions including current and projected level of income, business trends, prospects and market conditions, our estimates of cash flows to be generated from our operations could change materially, resulting in the need to record additional impairment charges.  As a result of our analysis for the years ended December 31, 2007 and 2006, no impairment was recognized for 2007, however in 2006 we recorded an impairment for goodwill, property and equipment, inventory and intangible assets associated with our Star Trader® and Cash Flow Generator® products.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (“SFAS No. 123(R)”), using the modified prospective approach.  Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the grant-date fair value estimated in accordance with the provisions of SFAS No.123.  Stock-based compensation expense for all stock-based compensation awards granted after January 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R).  We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of both 25% upon grant and 25% per year over the next three years or immediately.

Valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.  The fair value of share-based payment awards is estimated using the Black-Scholes option pricing model.  Expected volatilities are based on the historical volatility of our stock.  We use historical data to estimate option exercise and employee terminations.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for the periods within the expected life of the option is based on the U.S. Treasury risk free rate.

Prior to the adoption of SFAS No. 123 (R), we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets.  At December 31, 2007 and 2006, a valuation allowance reduced net tax assets to zero.

Accounting for Litigation and Settlements

We are involved in various legal proceedings.  Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and the possibility of governmental intervention.  Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances as appropriate.  While certain of these matters involve substantial amounts, management believes, based on available information, that the ultimate resolution of such legal proceedings will not have a material adverse effect on our financial condition or results of operations.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, see Note 2 - Significant Accounting Policies and Related Information, “Recently issued accounting standards,” in the Notes to the Consolidated Financial Statements.

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

Impact of Inflation

Inflation did not materially affect our business during the last several years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31 2007	December 31, 2006
		(restated)
Assets
Current assets:
Cash and cash equivalents	$33,012	$33,221
Restricted cash	8,449	7,525
Accounts receivable, net	439	3,373
Notes receivable, current portion	88	84
Deferred course expenses, current portion	19,251	14,559
Prepaid advertising and other prepaid expenses	3,896	2,519
Inventory	1,437	1,061
Assets held for sale	2,874	4,719
Total current assets	69,446	67,061
Notes receivable, net of current portion	10,073	7,087
Property and equipment, net	11,165	11,745
Investment and development costs in real estate	321	5,061
Intangible assets, net	432	496
Deferred course expenses, net of current portion	4	171
Other assets	243	66
Total assets	$91,684	$91,687
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,305	$6,936
Income taxes payable	777	545
Accrued course expenses	2,886	1,250
Other accrued expenses	7,190	5,820
Accrued salaries, wages and benefits	2,874	3,965
Accrued executive severance	1,950	—
Long-term debt, current portion	125	3,139
Deferred rental incentives, current portion	114	71
Deferred revenue, current portion	119,284	114,922
Total current liabilities	143,505	136,648
Long-term debt, net of current portion	2,952	3,015
Deferred rental incentives, net of current portion	451	394
Deferred revenue, net of current portion	16	486
Total liabilities	146,924	140,543
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding, as of December 31, 2007 and 2006, respectively	2,591	2,591
Paid–in capital	1,842	1,089
Foreign currency translation adjustment	(1,659)	(1,160)
Accumulated deficit	(58,014)	(51,376)
Total stockholders’ deficit	(55,240)	(48,856)
Total liabilities and stockholders’ deficit	$91,684	$91,687

The accompanying notes are an integral part of these consolidated financial statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years ended December 31,
	2007	2006
		(restated)

Revenue	$207,634	$224,654
Operating costs and expenses:
Direct course expenses	103,533	111,471
Advertising and sales expense	61,314	64,369
General and administrative expenses	38,437	34,713
Impairment of assets	—	3,590
Special items	12,410	2,330
Total operating costs and expenses	215,694	216,473
(Loss) income from operations	(8,060)	8,181

Other income (expense):
Other income (expense)	191	(79)
Interest income	2,193	2,361
Interest expense	(283)	(485)
Equity loss from related parties	(489)	(45)
Gain on sale of assets	35	74
Total other income	1,647	1,826

(Loss) income before income taxes	(6,413)	10,007
Income tax provision	(225)	(7,706)
Net (loss) income	$(6,638)	$2,301
Net (loss) income per share:
Basic	$(0.57)	$0.21
Diluted	$(0.57)	$0.20
Weighted average common shares outstanding:
Basic	11,739	11,162
Diluted	11,739	11,620
Comprehensive (loss) income
Net income (loss)	$(6,638)	$2,301
Foreign currency translation adjustments	(499)	(510)
Comprehensive (loss) income	$(7,137)	$1,791

The accompanying notes are an integral part of these consolidated financial statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$(6,638)	$2,301
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,620	1,253
Impairment of assets	—	3,590
Deferred income taxes	—	7,706
Deferred rental incentives	100	394
Stock-based compensation costs	753	881
Stock gift	—	937
Gain on sale of assets	(35)	(74)
Minority interest and equity earnings	489	45
Changes in operating assets and liabilities:
Restricted cash	(924)	(1,351)
Accounts receivable, net	2,934	416
Prepaid advertising and other prepaid expenses	(1,377)	322
Inventory	(376)	(121)
Deferred course expenses	(4,525)	(230)
Other assets	(177)	15
Accounts payable	1,369	2,885
Accrued course expenses	1,636	(591)
Deferred revenue	3,892	(1,594)
Other accrued expenses	1,370	(112)
Accrued salaries, benefits and wages	(1,091)	2,176
Accrued executive severance	1,950	—
Income taxes payable	232	189
Net cash provided by operations	1,202	19,037
Cash flows from investing activities:
Purchase of property and equipment	(1,825)	(7,852)
Proceeds from notes receivable	84	3,772
Proceeds from the sale of assets	5,038	28
Investments in and advances to related parties, net	(961)	(288)
Distribution to minority interests	—	(45)
Net cash provided by (used in) investing activities	2,336	(4,385)
Cash flows from financing activities:

Payment paid to stockholder from sale of common stock	—	(5,110)
Proceeds from issuance of long-term debt	70	2,422
Principal payments on long-term debt	(3,318)	(3,497)
Proceeds from the exercise of stock options and warrants	—	4,186
Dividends paid to shareholders	—	(11,728)
Stock offering and registration costs	—	(77)
Net cash used in financing activities	(3,248)	(13,804)
Effect of foreign currency translation	(499)	(510)
(Decrease) increase in cash and cash equivalents	(209)	338
Cash and cash equivalents at beginning of year	33,221	32,883
Cash and cash equivalents at end of year	$33,012	$33,221

Continued

 WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2007	2006
Supplemental cash flow information:
Cash paid for
Interest	$286	$455
Income taxes	$196	$453
Supplemental disclosure of non-cash activity:
Promissory note received from sale of our 50% interest in Tranquility Bay, net of reserves of $1,438	$3,030	—
Long-term debt added in March 2006 with the acquisition of SCB	$—	$3,600
Impaired goodwill related to Star Trader ®	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

(in thousands)

	Common Stock		Additional paid-in	Foreign currency translation	Accumulated	Total stockholders’
	Shares	Amount	capital	adjustment	deficit	deficit
Balance at December 31, 2005 (restated)	10,456	$9,501	$1	$(650)	$(53,677)	$(44,825)
Issuance of cash dividend	—	(11,641)	(87)	—	—	(11,728)
Issuance of stock for stock options and warrants exercised	1,185	4,186	—	—	—	4,186
Stock gift	98	937	—	—	—	937
Stock issuance costs	—	(392)	—	—	—	(392)
Stock option and warrant compensation expense	—	—	881	—	—	881
Distribution to minority partner (SCB)	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	(510)	—	(510)
Net income	—	—	—	—	2,301	2,301
Balance at December 31, 2006 (restated)	11,739	2,591	1,089	(1,160)	(51,376)	(48,856)
Stock option compensation expense	—	—	753	—	—	753
Foreign currency translation adjustment	—	—	—	(499)	—	(499)
Net loss	—	—	—	—	(6,638)	(6,638)
Balance at December 31, 2007	11,739	$2,591	$1,842	$(1,659)	$(58,014)	$(55,240)

The accompanying notes are an integral part of these consolidated financial statements

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Organization and Operations

Whitney Information Network, Inc. and its consolidated subsidiaries (collectively referred to as the “Company” “we,” “us,” or “our”) offers a wide variety of experiential-based, investor education classes in two primary fields - real estate investor education and financial products, as well as classes in ancillary fields like asset protection, basic business strategies and cash management, among other courses taught in the United States, the United Kingdom and Canada.

We incorporated in Colorado in 1996 under the name Gimmel Enterprises, Inc.  In 1998, we acquired all of the outstanding common stock of Whitney Education Group, Inc., a Florida company organized in 1992, and changed our name to WIN Systems International, Inc.  In 1999, we changed our name to Whitney Information Network, Inc.

Note 2 - Significant Accounting Policies and Related Information

Principles of consolidation

The Consolidated Financial Statements include the accounts and balances of Whitney Information Network, Inc. and its wholly-owned and majority-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Previous restatement – Form 10-K/A for the year ended December 31, 2006

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

With respect to the Company’s acquisitions of certain other companies, among other findings, based upon the WilmerHale investigation, the Special Committee reported to the Board of Directors in September 2007 and delivered its final recommendations in November 2007, and reported such recommendations to the SEC in November 2007.  The Special Committee found that certain of the Company’s prior disclosures were incorrect..  Such disclosures were corrected in the Form 10-K/A filed for the fiscal year ended December 31, 2006.  The certain prior disclosures that were incorrect are as follows:

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

The Company previously disclosed that as a result of a series of transactions among Russell Whitney, Ingrid Whitney and John Kane (1) in July 2003 the Company purchased Equity Corp. Holdings, Inc. (“Equity Corp.”) from John F. Kane; (2) as part of the transaction, the Company agreed to assume and pay a $4.75 million promissory note issued to Mr. Whitney and his wife by Equity Corp. in June 2002; and (3) Equity Corp. incurred this obligation when it elected to redeem all of Russell and Ingrid Whitney’s ownership in Equity Corp., 90% of the outstanding stock, as of June 1, 2002.  The Special Committee concluded that the redemption did not occur, and no note was issued by Equity Corp. to Russell and Ingrid Whitney, in June 2002.  The Special Committee found that the redemption of Russell and Ingrid Whitney’s Equity Corp. shares and Equity Corp.’s incurring of this $4.75 million obligation in fact closed on May 31, 2003.  The Special Committee concluded that Equity Corp.’s redemption of Russell and Ingrid Whitney’s Equity Corp. shares was not separate from the Company’s acquisition of Mr. Kane’s Equity Corp. shares, which resulted in a change in the accounting method for the acquisition of Equity Corp. from the acquisition method of accounting for a business combination to the combination of entities under common control, similar to a pooling of interests.  As previously reported by the Company in its Current Report on Form 8-K dated November 3, 2007 and filed with the SEC on November 8, 2007, the Board of Directors has determined that, with respect to the acquisition of Equity Corp., the Company incorrectly applied the acquisition method of accounting for a business combination and instead should have accounted for the transaction as a combination of entities under common control, similar to a pooling of interests.  The Company previously disclosed that Mr. Kane received $62,500 in cash, $62,500 in a note and 62,500 shares valued at $125,000 for the purchase of his interest in Equity Corp.  However, the 62,500 shares were revalued at $312,500 using the average of the quoted market prices a few days before and after the acquisition.

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

In addition to the disclosures related to specific transactions, we reviewed our related party transactions.  The additional disclosures concerning related party transactions in Costa Rica are included in Note 5 - Certain Relationships and Related Transactions.

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

Financial instruments

Financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables, deferred seminar expense, accounts payable, accrued expenses, deferred educational revenues, and notes payable.  SFAS No. 107, Disclosure about Fair Value of Financial Instruments (“SFAS No.107”), requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized on the balance sheets.  Management estimates the aggregate fair value of the other financial instruments recognized on the balance sheet date (including receivables, payables and accrued liabilities) approximates their fair value; as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

Cash and cash equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts.  Our joint venture agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds received from RDE students and; (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our non-RDE Brands, except in the payment of license and management fees owed to the Company in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.

The amounts included in the Consolidated Financial Statements are stated at cost which approximates fair value at the balance sheet date.  The Company maintains deposits in banks which may exceed the federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Restricted cash

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover chargebacks in the event the Company is unable to honor its commitments.  Additionally, the Company is required to maintain letters of credit in certain of the states in which it operates.  At December 31, 2007, we had $50,000 in a letter of credit required by the state of North Dakota.  At December 31, 2006, we had $1.6 million in letters of credit outstanding with various states and agencies.  We consider restricted cash as a current asset in the Consolidated Balance Sheet as credit card merchants typically hold such reserve funds up to one year.  The total amount of restricted cash as of December 31, 2007 and 2006 was $8.4 million and $7.5 million, respectively.

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

Depreciation expense was approximately $1.6 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively.  See Note 7 - Property and Equipment, for further discussion.

Intangible assets and goodwill

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS No. 144”), we evaluate the carrying amount of our long-lived assets such as property and equipment, and definite –lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate.  We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.

Intangible assets include customer lists and trademarks and are recorded at cost.  Customer lists and trademarks are being amortized over their estimated useful lives of three and 15 years, respectively.  At December 31, 2007 and 2006, we performed impairment testing for our intangible assets.  Based on our evaluations, no impairments were recorded in 2007.  For the year ended December 31, 2006, we recorded an impairment expense in the amount of $3.6 million.  See Note 3 — Impairment of Assets and Special Items.

Advertising, sales expense and prepaid advertising

We expense advertising and sales costs as incurred.  Advertising and sales expenses as reported on the Consolidated Statement of Operations were $61.3 million and $64.4 million for the years ended December 31, 2007 and 2006, respectively.  Advertising costs, training room rentals and direct sales expenses are expensed as incurred.  Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred course expenses

We defer commissions and fees paid to our speakers until such time the revenue is earned.  Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event.  The deferred course expenses are tracked individually by student and are recognized in the Consolidated Statement of Operations as the student attends the course, at the same time the associated revenues are recognized.

We capitalize the commissions and fees paid to our speakers consistent with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17, Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts and the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition.

Income taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes, and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In making this assessment, a company must determine whether it is more likely than not that a tax position will sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The provision for income taxes is based on the consolidated United States entities and the individual foreign companies’ estimated tax rates for the applicable year.  Our income tax provision has been determined using the asset and liability approach of accounting for income tax.  Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The income tax provision represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred income taxes result from differences between the financial and the tax bases of our assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  See Note 12 - Income Taxes.

Foreign currency translation

We account for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation.  The functional currencies of the Company’s foreign operations are the reported local currencies.  Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars.  The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated into U.S. dollars using average exchange rates during the period.  The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in shareholders’ equity.  Foreign currency transaction losses and (gains) totaled approximately $19,000 and $(187,000) during 2007 and 2006, respectively, and were reported on our Consolidated Statement of Operations as a component of other income (expense).

Income (loss) per share

Income (loss) per share is computed by applying the provisions of SFAS No. 128, Earnings Per Share.  All dilutive potential common shares in 2007 and 2006 were included in the diluted earnings per share calculation.  All dilutive potential common shares in 2007 had an anti-dilutive effect on diluted per share amounts and therefore were excluded in determining net loss per share.  At December 31, 2007, we had 1,218,400 stock options and 890,719 warrants outstanding.  A total of 52,826 potentially dilutive securities could be dilutive to future earnings.  At December 31, 2006 we had 1,253,500 stock options and 890,719 warrants outstanding.  A total of 457,639 potentially diluted securities could be dilutive to earnings.  See Note 10 - Stock Options and Note 4 - Offering.

Revenue recognition

We recognize revenue in accordance with Staff Accounting Bulletin, No. 104, Revenue Recognition (“SAB No. 104”), and Emerging Issues Tasks Force No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”).  We recognize revenue when : (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonable assured.  For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction.  For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

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

In the normal course of business, we recognize revenue based on the students’ attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials.

When the likelihood of attendance by the student is remote, course breakage is calculated on the historical percentage of (i) students who never attended a course; (ii) those students who never attended a course subsequent to expiration; and (iii) the highest number of days in which 95% of students who attended our courses did so subsequent to expiration.

We determine our course breakage rate based upon estimates developed from historical student attendance patterns.  Typically, we use a three year period to estimate student attendance patterns.  Based on the historical information, we are able to determine the likelihood of an expired course remaining unattended.  We have determined that the Company does not have a legal obligation to remit the value of expired courses to the relevant taxing jurisdictions.

To the extent new businesses do not have adequate historical data, subsequent to course expiration, we recognize revenue based upon course attendance.  Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration will we apply course breakage based on the methodology described above.

Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed.  Deferred revenue is recognized into revenue over the period that the services are performed.

Stock options and stock-based compensation

Our 1998 Stock Option Plan (“1998 Plan”) provides for the granting of stock options to key employees and members of the Board of Directors.  Vesting under the 1998 Plan is as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service.  All options expire ten years from the date of grant.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS No. 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period.  We estimated forfeiture rates for 2007 and 2006 based on historical experience.

The impact of adoption of SFAS No. 123R is that future share-based payment awards will be recorded as compensation expense over their requisite service period, and such expense is not expected to be material to future earnings.  See Note 10 – Stock Options.

Comprehensive (loss) income

Comprehensive (loss) income includes changes to equity accounts that were not the result of transactions with shareholders.  Comprehensive (loss) income is comprised of net income or loss and other comprehensive income and loss items.  Our comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment.

Reclassifications

Certain reclassifications have been made in the 2006 Consolidated Financial Statements to conform to the 2007 presentation.

Recently issued accounting standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position No. 157-1 (“FSP No. 157-1”) amending SFAS No. 157 as defined below to exclude SFAS No. 13, Accounting for Leases (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.  This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R) regardless of whether those assets and liabilities are related to leases.  FSP No.157-1 will be effective upon the initial adoption of SFAS No.157.  See the discussion of the effective date of SFAS No. 157 below.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No 160”).  SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling, or minority, interests in its subsidiaries.  SFAS No.160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a noncontrolling interest as well as deconsolidation procedures.  This statement aligns the reporting of noncontrolling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141, Business Combinations - Revised (“SFAS No. 141R”).  SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company will be required to adopt SFAS No. 141R in the first quarter of fiscal year 2009.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No.159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings.  Additionally, SFAS No.159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We do not expect that the adoption of SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring the fair value of assets and liabilities in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

Note 3 - Impairment of Assets and Special Items

Impairments of goodwill, other intangible assets, property and equipment

We performed impairment testing of our property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and of our goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Intangible Assets.

No impairment of assets or intangible assets were recorded for the year ended 2007 as a result of our testing.

At year end 2006, we concluded that the Star Trader® brand in our Proprietary Brands financial markets education segment and the Cash Flow Generator® brand in our Proprietary Brands real estate education segment were impaired.  During 2006, both brands generated negative cash flow and declining student enrollment.  We have stopped or suspended marketing of these brands and subsequently concluded both were permanently impaired.  In addition, we analyzed forecasted future undiscounted cash flows and determined the assets had no value.  This resulted in a $2.7 million goodwill and intangible asset impairment charge: $2.2 million for the Star Trader® brand and $0.5 million for the Cash Flow Generator® brand — along with an impairment charge of approximately $0.1 million for related inventory.

During the fourth quarter of 2006, the Board of Directors approved the sale of our land and office building in the United Kingdom.  We recorded an impairment loss of $0.4 million in connection with our United Kingdom office building to reduce the property to its estimated net realizable value as of December 31, 2006.  During the second quarter of 2007, we sold the land and building in the United Kingdom for net proceeds of approximately $3.7 million.

During the fourth quarter of 2006, the Board of Directors approved the sale of our aircraft.  This asset is included in our corporate segment.  We recorded an impairment loss of $0.4 million to reduce the book value of the aircraft to its estimated net realizable value as of December 31, 2006.  During the second quarter of 2007, we sold the aircraft, for net proceeds of approximately $1.3 million.

The following table shows the impairment expense by asset type for 2006 (in thousands) (restated):

Impairment expense related to goodwill	$2,000
Impairment expense related to intangible assets (restated)	687
Impairment expense related to property and equipment	756
Impairment expense related to inventory (restated)	147
Total	$3,590

Special items

The following table shows the special item by expense type for the yeas ended 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Professional fees associated with the SEC and DOJ investigations and the resulting internal investigation	$10,460	$651
Liquidated damages provision of the registration rights agreement	—	780
Withdrawal of Edutrades, Inc. registration statement and Form S-1	—	899
Executive severance	1,950	—
	$12,410	$2,330

Liquidated damages provision in registration rights agreement

In connection with the Offering, we entered into a registration rights agreement which provided that we use our “best efforts” to file a registration statement for the resale of these shares to be declared effective by April 11, 2006, and required us to maintain the effectiveness of the registration statement for a one year period subsequent to the effective date.  The registration rights agreement required the payment of liquidated damages to the investors of approximately $4,500 per day (which represents about 1% per month of the proceeds) until the registration statement is declared effective or effectiveness is maintained.  The registration statement was declared effective on November 13, 2006, and expired during 2007.  Liquidated damages through November 13, 2006, were $1.0 million.  We had previously accrued $0.2 million for the year ended December 31, 2005, resulting in a $0.8 million expense for the year ended December 31, 2006.  For further discussion see Note 4 – Offering.

Note 4 – Offering

In December 2005, 3,000,000 shares of common stock and common stock purchase warrants representing 1,950,000 shares of common stock were sold.  We sold 1,750,000 shares of common stock and issued warrants for 875,000 shares.  Our former Chairman and Chief Executive Officer sold 1,250,000 shares and warrants for 625,000 shares.  In both cases, each warrant allows one share to be purchased for $4.50.  We received $7.9 million in proceeds and netted approximately $6.8 million after cash expenses, but before 450,000 warrants issued to the placement agent and $1.0 million in liquidated damages were paid pursuant to the registration rights agreement.

The common stock and warrants were issued as a $13.5 million private placement in which 3,000,000 units of our securities were issued to a group of 17 non-affiliated accredited investors.  In addition, a unit warrant was issued to our placement agent exercisable to purchase 300,000 shares of common stock at $4.50 per share and 150,000 shares of common stock at $6.00 per share.  Including the units to our placement agent, we registered a total of 3,000,000 shares of common stock, plus 1,950,000 units underlying common stock purchase warrants.  We collected $5.6 million of proceeds on behalf of our former Chairman and Chief Executive Officer, who was a selling shareholder in the offering.  At December 31, 2005, we recorded a liability to our former Chairman and Chief Executive Officer of $5.1 million, net of $0.5 million in offering costs, on the accompanying Consolidated Balance Sheets, which was paid in the first quarter of 2006.

The following table summarizes the activity for the warrants outstanding (in thousands except exercise price data);

	Number of warrants	Weighted average exercise price
Outstanding as of December 31, 2005	1,337	$6.12
Granted	41	4.60
Forfeited	—	—
Exercised	(488)	6.00
Outstanding as of December 31, 2006	890	$6.07
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding as of December 31, 2007	890	$6.07

In 2006, we issued 41,667 warrants at an exercise price of $4.60.  In 2005, we sold 1,750,000 shares of common stock and issued warrants for 875,000 shares.  Our former Chairman and Chief Executive Officer sold 1,250,000 shares of common stock and warrants for 625,000 shares.  In addition, in 2005, we issued a unit warrant to our placement agent exercisable to purchase 300,000 units at $4.50 per share (a unit is comprised of one share of stock plus a warrant for one-half share).  There were no warrants exercised during 2007, as the time period for maintaining the effectiveness of the registration statement expired during 2007; the Company did not file a supplement or amendment to the registration statement.

No warrants were exercised during the year ended December 31, 2007.

Note 5 - Certain Relationships and Related Transactions

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913 and $7,238 in 2007, respectively.  We terminated the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace leases on September 17, 2008.  We notified Cape Promenade Trust on November 21, 2008 we are terminating the 1625 East Cape Coral Parkway lease effective December 31, 2008.  See Note 17 - Subsequent Events.

Gulfstream Development Group, LLC

For the years ended December 31, 2003 through 2007, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”) in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for students of our advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney.  Gulfstream constructs homes on lots owned by our students.  Under a Referral Services Agreement with Gulfstream, Gulfstream paid the Company a flat fee of $100,000 for all referrals that occurred before January 1, 2003, and agreed to pay the Company $1,000 for each student that the Company referred to Gulfstream who purchased and closed on a home built by Gulfstream after January 1, 2003.  During 2007, the amount of the Company’s referral fee was increased to $2,500, with $500 of that being paid to Company trainers who assisted in the referral.  Under this arrangement, the Company received $0.3 million and $0.1 million from Gulfstream in the years ended December 31, 2006 and 2007 respectively.

During the years ended December 31, 2006 and 2007, Mr. Whitney and Ingrid Whitney jointly held an indirect 25% beneficial ownership interest in Gulfstream and received 15% of distributions of net cash flow from Gulfstream.  Mr. and Mrs. Whitney hold their investment in Gulfstream through Rec One Inc., an entity owned jointly by them.  Pursuant to an agreement between Mr. and Mrs. Whitney, as of December 31, 2007, Mr. Whitney holds an indirect 12.5% beneficial ownership interest in Gulfstream and is entitled to 7.5% of distributions of net cash flow from Gulfstream.

During the years ended December 31, 2004 through 2007, Gulfstream had an informal arrangement with Mr. Whitney pursuant to which Gulfstream paid Mr. Whitney a salary and paid Rec One transaction-based compensation for Mr. Whitney’s services, including marketing and construction contract administration in connection with home sales to the Company’s students and other persons, as well as for credit support provided to Gulfstream by Mr. Whitney.  The transaction-based compensation consisted of payments of $2,500 or $4,000 to Rec One by Gulfstream upon purchases of Gulfstream homes by our students.

During the years ended December 31, 2003, 2004 and 2005, the Company made payments to Gulfstream of approximately $0.1 million, $0.7 million and $0.2 million respectively, for construction services on our corporate headquarters building.  The construction services provided in 2003 were for leasehold improvements and in 2004 services were provided to repair the extensive damage to our corporate headquarters as a result of Hurricane Charley.

The following table sets forth the salary and transaction-based compensation that Mr. Whitney received from Gulfstream during the years ended December 31, 2003, 2004, 2005, 2006, and 2007, and is based upon information provided to Mr. Whitney by Gulfstream:

	2003	2004	2005	2006	2007	Total
Salary paid to R. Whitney by Gulfstream	$—	$120,000	$120,000	$120,000	$120,000	$480,000
Transaction-based compensation paid to Rec One by Gulfstream	563,220	41,154	522,315	1,251,105	369,763	2,747,557
Management Fees paid to Rec One by Gulfstream (1)	—	300,000	350,000	—	175,000	825,000
Distributions from Gulfstream to Rec One (2)(3)	—	—	1,752,976	1,543,662	1,928,086	5,224,724
Total	$563,220	$461,154	$2,745,291	$2,914,767	$2,592,849	$9,277,281

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

Costa Rica

As of December 31, 2007, we had investments in several Costa Rican and Panamanian entities.  In addition, two former executives, our Chairman and Chief Executive Officer, Mr. Whitney, and our former Co-President and Chief Operating Officer, Mr. Simon, have individual ownership interests in some of these entities.  The entities in which both the Company and one or more former executives also has an ownership interest include: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A.  Mr. Whitney indirectly owns approximately 11.4% of Rancho Monterey, S.A., 8.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A.  Mr. Simon indirectly owns approximately 1.4% of Rancho Monterey, S.A.  These entities are managed by Monterey Management, S.A., a company which is 100% owned by Ms. Maria Jimenez, who is paid as an independent contractor by the Company.

Monterey Management, S.A., receives management fees from these and other entities.  The amounts earned for management fees for the years ended December 31, 2007 and 2006 were $500,000 and $800,000, respectively.  In addition to management fees, commissions on the sale of land in Rancho Monterey, S.A. and Monterey del Este, S.A. were paid to Monterey Management, S.A. and others including unrelated real estate agents and brokers for the year ended December 31, 2006.

In January 2008, some of our investments in properties located in Costa Rica, including Rancho Monterey S.A., Monterey del Este, S.A. and Beautiful Hill S.A (our conference center) were sold to an unrelated party for a sales price of $12.2 million, of which the Company received $2.5 million for its interests in these entities.  In addition, working capital advances to these entities and to Monterey Management, S.A. totaling $600,000 were repaid.  In connection with the sale, consulting fees totaling $802,000 were paid as follows:  Mr. Whitney ($401,000), Mr. Simon ($140,400), Mr. Densley, the former Vice President of Real Estate, ($160,600) and Ms. Jimenez, an independent contractor, ($100,000) in January of 2008.  Monterey Management S.A. made the following payments from its proceeds from the sale: $210,000 to Mr. Whitney and $95,000 to each Mr. Simon and Mr. Densley.

Mr. Whitney and Ingrid Whitney, Mr. Ronald Simon and his wife, former employees, associates and independent contractors and others own shares of Costa Rica Consulting, LLC (“CRC”).  CRC owned a 10% share of Rancho Monterey, S.A. as of December 31, 2007.  These shares were sold in 2008.

A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Note 6 – Notes Receivable

Notes receivable consists of the following (in thousands):

	Years ended December 31,
	2007	2006
Note receivable from the sale of real estate. Principal and interest monthly at 6.25%, $6.2 million due at maturity, matures November 2015 and is collateralized by land and a building in Central Florida.	$7,087	$7,171
Note receivable from the sale of our 50% equity interest in land in the amount of $4.5 million with no interest. Issued in May 2007, matures December 2007 and is collateralized by 74 acres of land in Southwest Florida (“Tranquility Bay”).	3,074	—
Total of notes receivable	10,161	7,171
Less: current portion	(88)	(84
Long-term notes receivable	$10,073	$7,087

See Note 17 – Subsequent Events for further discussion related to Tranquility Bay.

Note 7 - Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
		(restated)
Land	$782	$2,460
Buildings	2,268	3,891
Aircraft	6,680	7,867
Software	2,532	2,101
Equipment	1,765	1,424
Furniture and fixtures	1,043	792
Leasehold improvements	2,109	1,908
	17,179	20,443
Less: accumulated depreciation	(5,278)	(3,979)
	11,901	16,464
Less: Assets held for sale	(736)	(4,719)
	$11,165	$11,745

	Years ended December 31,
	2007	2006
		(restated)
Depreciation expense	$1,556	$971

Assets held for sale at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
		(restated)
Land and building of European headquarters	—	$3,340
Corporate aircraft	—	1,379
Investment in Rancho Monterey, S.A. and Monterey del Este, S.A.	$905	—
Investment in Monterey del Mar, S.A.	1,233	—
Beautiful Hill, S.A.	736	—
	$2,874	$4,719

The assets held for sale as of December 31, 2006, were both sold in the second quarter of 2007.  The net proceeds from the sale of the land and building of the European headquarters were approximately $3.8 million resulting in a net gain of approximately

$0.3 million.  The net proceeds from the sale of the corporate aircraft were approximately $1.3 million resulting in net loss of approximately $0.2 million.

The investment in Rancho Monterey, S.A., Monterey del Este, S.A, and Beautiful Hill, S.A. as of December 31, 2007, were sold in January 2008.

See Note 3 — Impairment of Assets and Special Items regarding the impairment charge of $0.8 million in 2006 related to property and equipment.

Note 8 - Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2007	2006
		(restated)
Customer lists	$1,154	$1,154
Trademarks	300	300
	1,454	1,454
Less: accumulated amortization	(1,022)	(958)
	$432	$496

	Years ended December 31,
	2007	2006
		(restated)
Amortization expense	$64	$282

Goodwill of $2.0 million was determined to be impaired at December 31, 2006.  See Note 3 - Impairment of Assets and Special Items.

Future amortization expense of intangibles is as follows (in thousands):

Years ending December 31
2008	$64
2009	64
2010	64
2011	64
2012	64
Thereafter	112
$432

Note 9 - Long-Term Debt

Long-term debt consists of (in thousands):

	December 31,
	2007	2006

Notes payable to individuals for the purchase of an equity interest in the SCB Building, LLC. Principal and interest payment beginning in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,942	$2,976
Mortgage payable to a bank. Principal plus interest at 5.7% due monthly until August 2014 and is collateralized by real estate located in the United Kingdom.	—	1,976
Note payable to a finance company. Monthly principal and interest through December 2018. Interest at the LIBOR rate plus 3.4% and is collateralized by an aircraft. The note is personally guaranteed (up to $0.2 million) by our former Chairman and Chief Executive Officer, Mr. Whitney.	—	983
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A Principal and interest payments beginning in July 2003 at an interest rate of 5%. The note matures in June 2008 and is collateralized by our Common Stock.	73	213
Other installment notes payable	62	6
	3,077	6,154
Less: current portion	(125)	(3,139)
	$2,952	$3,015

In March 2006, we issued long-term debt of $3.6 million to acquire the remaining 50% of our consolidated subsidiary, SCB Building, LLC.  The difference of $0.3 million between the long-term debt and the net book value of minority interest of $3.9 million has been recorded as additional paid-in capital.

The following reflects our commitments for debt and other commitments as of December 31, 2007 (in thousands):

	Notes payable	Real estate mortgages	Other installment notes	Total Debt	Operating lease commitments	Total Commitments
2008	$108	$13	$4	$125	$1,122	$1,247
2009	38	14	5	57	755	812
2010	41	16	4	61	638	699
2011	44	7	—	51	546	597
2012	46	—	—	46	470	516
Thereafter	2,737	—	—	2,737	37	2,774

	$3,014	$50	$13	$3,077	$3,568	$6,645

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

Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS No. 123R supersedes SFAS No. 123 and APB No. 25.  We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period. We estimated forfeiture rates for 2007 and 2006 based on historical experience.

Prior to 2006, we accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic value method, which did not require that compensation cost be recognized for our stock options provided the option exercise price was established at 100% of the common stock fair market value on the date of grant.  In accordance with APB No. 25, we were required to record expense over the vesting period for the value of options granted.  Prior to 2006, the Company provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.  See Note 2 - Significant Accounting Policies and Related Information, Stock Options and Stock-Based Compensation.

The estimated fair value of the option grants was calculated using a Black Scholes Merton option pricing model (“Black Scholes model”).  The following summarizes the assumptions used in the Black Scholes model:

Risk free interest rate	4.54%-3.92%
Expected volatility	72.5%-76.5%
Dividend yield	0.0%
Expected term in years	5.25-5.75
Weighted average fair market value at grant date	$3.31

The Black Scholes model incorporates assumptions to value stock-based awards.  The risk free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the expected term of the equity instrument.  Expected volatility is based on the historical volatility of our stock.

Our estimation of expected term is based on the guidelines in Staff Accounting Bulletin No. 107, (“SAB No.107”), which allows companies whose stock options meet specific criteria to be considered “plain-vanilla” options, thereby allowing the simplified method of estimating expected term to be applied.  Our stock option awards meet the criteria to use the simplified method of calculating expected term.  For our Company, this calculation was performed using the average of the mid-points for each vesting tranche.  This methodology is not materially different from our historical data on exercise timing.

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Years ended December 31,
(in thousands)	2007	2006
Stock-based compensation expense:
Pretax compensation expense	$753	$881
Income tax benefit	—	—
Stock option expense, net of the related tax effect	$753	$881

Our compensation expense is included in the general and administrative financial statement caption on our Consolidated Statement of Operations.

The following table presents the activity for options outstanding (in thousands, except per share data):

Total Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	1,253	$4.49
Granted	280	3.78
Forfeited	(315)	4.82
Exercised	—	—
Outstanding as of December 31, 2007	1,218	$4.70	6.9	$254
Exercisable as of December 31, 2007	906	$4.61	6.1	$227

The weighted average grant-date fair value of options granted during fiscal 2007 and fiscal 2006 were $3.31 and $5.47, respectively.  During 2007, two stock options were made to executive officers.  On March 15, 2007, 180,000 stock options were granted to Alfred Novas, our former Co-President and Chief Financial Officer.  On December 5, 2007, 50,000 stock option awards were granted to Anne Donoho, our current Chief Financial Officer.  In addition, five grants of 10,000 stock options each were awarded to members of our Board of Directors.  During 2006, stock options for 25,000 shares were granted to a named executive officer, and two stock options awards for 10,000 shares each were granted to members of the Board of Directors.  Exercise of options during the years of 2007 and 2006 resulted in cash receipts of zero and $1.5 million, respectively.  The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

A summary of the status of our nonvested shares as December 31, 2007, and the changes during the year ended 2007 is presented below (in thousands, except per share data):

Nonvested Stock Options	Number of options	Weighted average grant date fair value
Outstanding as of December 31, 2006	398	$5.47
Granted	182	3.78
Vested	(176)	6.00
Canceled	(92)	6.08
Outstanding as of December 31, 2007	312	$4.98

As of December 31, 2007, there was approximately $0.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under our stock option plan.  That cost is expected to be recognized over a weighted average vesting period of approximately 1.8 years.

Note 11 - Employee Benefit Plan

We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion.  Our contributions, charged to earnings for the years ended December 31, 2007 and 2006 were $0.7 million and $0.2 million, respectively.

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

As of December 31, 2007, we are estimating that our taxable income will not exceed the amount necessary to utilize our deferred tax assets.  Therefore, we are increasing our valuation allowance from $17.6 million to $19.1 million.  We have approximately $30.0 million of net operating loss carryforwards which will expire in 2027.  We also have an Alternative Minimum Tax Credit of $0.3 million that will carryforward.

We estimate that we will be liable for approximately $0.2 million in state and non-U.S. taxes for the year ended December 31, 2007.

Our income tax provision (benefit) is as follows (in thousands):

	Years ended December 31,
	2007	2006
		(restated)
Earnings (loss) before taxes:
U.S.	$(1,891)	$5,379
Non-U.S.	(4,522)	4,628
Total (loss) income before income taxes	$(6,413)	$10,007
Provision for taxes:
Current:
Federal	$61	$71
State	130	180
Non-U.S.	34	168
Total current	225	419
Deferred:
Federal	30	3,524
State	(74)	(1,091)
Non-U.S.	(1,453)	1,377
Total Deferred	(1,497)	3,810
Change in valuation allowance	1,497	3,477
Total income tax provision	$225	$7,706
Effective income tax rate	3.5%	77.0%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Years ended December 31,
(in percentages)	2007	2006
		(restated)
Statutory federal income tax rate	(35.0)%	35.0%
Valuation allowance	24.8	33.4
Change in state apportionment	—	(14.6)
Goodwill impairment	—	6.7
Incentive stock options/stock subscription	6.4	2.5
Personal use of aircraft	2.0	0.5
State income net of federal benefit	0.7	5.3
Liquidated damages	—	2.6
Non-U.S. income taxed at different rates	2.8	(0.6)
Other	1.8	3.3
Effective income tax rate	3.5%	74.1%

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards.  The tax effects of significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
		(restated)
Deferred tax assets:
Net operating losses, federal	$10,488	$11,442
Net operating losses, state	2,862	3,099
Net operating losses, non-U.S.	3,479	2,026
Accrued compensation, bonuses, severance	1,250	—
Allowance for bad debt	451	132
Intangible amortization	375	404
Deferred revenue asset	7,394	6,284
Tax credits — Alternative Minimum Tax	291	230
Other	250	196
Valuation allowance	(19,077)	(17,581)
Total deferred tax assets	$7,763	$6,232
Deferred tax liabilities:
Deferred course expenses	$(7,210)	$(5,774)
Gain on sale	(251)	(188)
Depreciation	(302)	(270)
Total deferred tax liabilities	$(7,763)	$(6,232)
Reported as:
Noncurrent deferred tax assets	$7,763	$6,232
Current deferred tax liabilities	(7,763)	(6,232)
Net deferred taxes	$—	$—

Note 13 - (Loss) Income per Share

Basic (loss) income per share is calculated using the weighted average number of common shares outstanding.  Diluted (loss) income per share reflect the potential dilution that could occur from common shares issuable through stock options and warrants, including zero and 0.5 million, that were dilutive for the years ended December 31, 2007 and 2006 respectively.  There are a total of 1,218,400 stock options, 890,719 warrants to purchase common stock outstanding as of December 31, 2007 and a combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering.  The following table sets forth the computation for basic and diluted (loss) income per share (in thousands, except for per share data):

All financial information, except per share amounts, is expressed in thousands:

	Years ended December 31,
	2007	2006
		(restated)
Numerator for diluted (loss) income per common share	$(6,638)	$2,301
Denominator for basic income per share - weighted average shares	11,739	11,162
Effect of dilutive securities - options and warrants	—	458
Denominator for diluted income per share - adjusted weighted average shares	11,739	11,620
Diluted (loss) income per common share	$(0.57)	$0.20

Note 14 - Business Segment Information

We operate in two business segments:  Proprietary Brands and RDE.  Our revenues are generated through the sale of real estate and financial market education courses, programs and products and categorized into segments depending upon through which channel the student was acquired.  Operating results for the segments reported below are evaluated regularly by Executive Management.

(in thousands)	Year ended December 31,
Segment revenue	2007	2006
		(restated)
Proprietary Brands:
Real estate education	$95,786	$111,701
Financial markets education	70,669	112,493
	166,455	224,194
Rich Dad Education	41,179	460
	$207,634	$224,654

(in thousands)	Year ended December 31,
Segment gross profit (deficit) contribution	2007	2006
		(restated)
Proprietary Brands:
Real estate education	$30,019	$20,349
Financial markets education	23,654	28,937
	53,673	49,286
Rich Dad Education	(10,886)	(472)
	$42,787	$48,814

(in thousands)	Year ended December 31,
Depreciation and amortization expense	2007	2006
		(restated)
Proprietary Brands:
Real estate education	$713	$727
Financial markets education	330	367
	1,043	1,094
Rich Dad Education	—	—
Corporate	577	159
	$1,620	$1,253

(in thousands)	Year ended December 31,
Segment identifiable assets	2007	2006
		(restated)
Proprietary Brands:
Real estate education	$10,240	$18,361
Financial markets education	5,229	9,135
	15,469	27,496
Rich Dad Education	39,806	1,913
Corporate	36,409	62,278
	$91,684	$91,687

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

	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year

2007
Revenue	$56,261	$46,937	$56,582	$47,854	$207,634
Gross profit	14,408	606	14,917	12,856	42,787
Income (loss) from operations	1,106	(12,173)	2,910	97	(8,060)
Net income (loss)	$1,284	$(11,780)	$3,222	$636	$(6,638)
Per share amounts:
Diluted income (loss) per share(a)	$0.11	$(1.00)	$0.27	$0.05	$(0.57)
Basic income (loss) per share(a)	$0.11	$(1.00)	$0.27	$0.05	$(0.57)

	(restated)	(restated)	(restated)	(restated)	(restated)

2006
Revenue	$44,889	$48,013	$52,554	$79,198	$224,654
Gross profit	4,232	3,850	7,137	33,595	48,814
(Loss) income from operations	(4,297)	(4,701)	(1,710)	18,889	8,181
Net (loss) income	$(4,163)	$(4,412)	$(1,023)	$11,899	$2,301
Per share amounts:
Diluted (loss) income per share(a)	$(0.39)	$(0.40)	$(0.09)	$0.98	$0.20
Basic (loss) income per share(a)	$(0.39)	$(0.40)	$(0.09)	$1.01	$0.21

(a)                                  Income (loss) per share is computed independently for each quarter and the full year based upon respective average shares outstanding.  Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

(b)                                 The fourth quarter of 2006 reflected $27.0 million in revenue associated with the initial application of course breakage in our Proprietary financial markets education brands, $3.6 million in impairment charges, $2.3 million in special charges and $7.3 million in the reversal of the net deferred tax asset.

Note 16 - Commitments and Contingencies

Software commitment

In December 2005, we entered into a commitment for a new Customer Relationship Management (“CRM”) system for approximately $3.0 million which includes licensing, training and maintenance.  During 2007, we recorded $1.1 million in expense and during 2006 we recorded $1.6 million in expense and $0.7 million in capital.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating leases

We lease office space for administrative and training requirements. These leases expire from December 2008 to January 2013 (in thousands).  See Note 5 - Certain Relationships and Related Transactions for related party leases.

	Years ended December 31,
	2007	2006

Rental expense for operating leases	$1,213	$855

Future minimum rental payments under the non-cancelable leases included above are as follows (in thousands):

Years ending December 31,
2008	$1,122
2009	755
2010	638
2011	546
2012	470
Thereafter	37
$3,568

Litigation

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

On December 11, 2006, we received a subpoena from the United States Attorney for the Eastern District of Virginia requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present.  We were notified that a grand jury investigation related to this matter had commenced.  Criminal indictments had been returned and civil charges have been filed against two former contractors.

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

On January 30, 2007, we were served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing us of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired our stock from November 18, 2003 through and including December 15, 2006.  On November 18, 2008 an order granting the defendants motion to dismiss without prejudice was ordered by the court.

On March 8, 2007, we were served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.  On November 18, 2008 an order granting the defendants motion to dismiss without prejudice was ordered by the court.

On March 22, 2007, a complaint was received by our wholly owned subsidiary, Whitney Education Group, Inc. The case is Glenn Acciard, et. al. vs. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Fifth Judicial Court in and for Lee County, Florida alleging that the Company, including two of our executive officers, and 18 other defendants not associated with the Company breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students.  The allegations in the complaint include claims of constructive and common law fraud and other violations.  The case was removed to the United States District Court, Middle District of Florida on or about July 31, 2007.  A joint motion to dismiss is pending.

On August 8, 2007, Counterclaim Plaintiff, James M. Easterly, in two separate, but related cases, filed a complaint against Russell Whitney, Whitney Information Network, Inc., John Kane, and other co-defendants in the alleging breach of fiduciary duty, constructive fraud, violation of Florida Land Sales Practices Act, violation of Florida’s Deceptive and Unfair Trade Practices Act, civil conspiracy to defraud, and Florida RICO conspiracy through an alleged scheme to entice persons to invest in real estate at inflated prices through real estate education courses offered by the Company’s defendants.  Counterclaim Plaintiff alleges losses in excess of $100,000 as a result of purchase of two separate properties.  Multiple motions to dismiss are pending.

On August 23, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  Plaintiffs, Sirli Jehe and Kalev Kruuk brought suit against Russell Whitney, John Kane, Whitney Education Group, Inc. et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker & lending laws, Florida Land Sales Practices Act & Florida Unfair & Deceptive Trade Practices Act based on alleged scheme to induce real estate investors to purchase real property at inflated prices.  Plaintiff seeks actual damages in excess of $100,000 plus punitive damages, fees and costs.  Numerous motions to dismiss are currently pending.

On September 21, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  The lawsuit is Jeffrey Watson v. Whitney Education Group, Inc and Russell Whitney in the Twentieth Judicial Circuit Court in and for Lee County, Florida and alleges that WEG and Russell Whitney breached a student contract, violated the Florida Unfair and Deceptive Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud by failing to recommend fair and objective vendors in connection with the development and purchase of real estate in an investment program purchased by Plaintiff.  Motions to Dismiss Plaintiff’s complaint are currently pending.

We are involved from time to time in routine legal matters incidental to our business.  Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our financial position or results of operations.  See Note 17 – Subsequent Events.

Note 17 - Subsequent Events

In January 2008, we sold three of our investments located in Costa Rica.  Those entities were: Rancho Monterey, S.A., Monterey del Este, S.A., and Beautiful Hill, S.A., in which we owned 30%, 8% and 100%, respectively.  Proceeds for these entities net of commissions and other expenses were $0.9 million, $0.2 million and $1.4 million, respectively.

On January 9, 2008, the Company entered into an Assurance of Voluntary Compliance (the “AVC”) with the Office of the Attorney General of the State of Florida to close a previously disclosed investigation.  The AVC was entered into without an admission or judicial determination that the Company violated any laws, rules or regulations.  The Company agreed in the AVC to make refunds in the additional amount of approximately $450,000 to certain consumers, and also set aside, in an escrow account, $125,000 for refunds for potential claims arising from sales prior to the execution of the AVC.  The Company also agreed to make a payment to the Attorney General in the amount of $150,000 in satisfaction of the Attorney

General’s investigative and attorney’s fees.  No penalties were imposed on the Company under the AVC.  The Company also made a contribution in the amount of $150,000 to the “Seniors vs. Crime, Inc.” project for educational, investigative and crime prevention programs for the benefit of senior citizens and the community as a whole, in connection with the delivery of the AVC.

On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC—parties to the mortgage and/or security agreement.  Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), defaulted on its mortgage payment of $4.5 million to Whitney Information Network, Inc., that was due on or before December 31, 2007.  The lawsuit seeks a judgment of foreclosure on the mortgage instrument.  In the alternative, the lawsuit seeks a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the resulting real property.  Further in the alternative, we seek damages from Anthony Scott Dunlap due to a personal guarantee that Mr. Dunlap signed in relation to the mortgage.  The lawsuit is currently pending in the Circuit Court in Lee County, Florida, and is in the discovery phase.

On February 1, 2008, Mr. Simon resigned as a member of the Board of Directors of Whitney Information Network, Inc.

On February 1, 2008, the Board of Directors appointed two additional independent directors to its Board, Steven C. Barre and Wallace L. Timmeny.  With these changes, independent directors now constitute a majority of our Board of Directors.

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf (“Woolf”) and David Gengler (“Gengler”) with one count of conspiracy to commit mail fraud and wire fraud.   Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc., subsidiary at the time of their alleged criminal activities.  The defendants are no longer independent contractors for the Company or any of its subsidiaries.  The Company and its subsidiaries were not charged in the indictment, and none of the Company’s present or former directors or officers was charged in the indictment.  On March 11, 2008, the Commission filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for the Company’s EduTrades, Inc., subsidiary.

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

On July 8, 2008, the Company received a letter from South Dakota Department of Revenue and Regulation requesting certain information and documents with respect to the issue of whether or not the Company was selling business opportunities as defined by South Dakota statute.  The Company has provided information and documentation in response to this request.

On September 17, 2008, the leases for (i) the training facility located at 1611 East Cape Coral Parkway, and, (ii) the training facility at 1630 Southeast 47th Terrace were terminated.  The leases were on a month-to-month basis prior to termination.

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

On December 4, 2008, an amended shareholder derivative complaint filed by Robert Ghosio Jr. on behalf of nominal defendant Whitney Information Network, Inc. v Russell A. Whitney, Frederick A. Cardin, Chester P. Schwartz and Ronald S. Simon in the United States District Court Middle District of Florida (the "Court") alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment.  By an order dated November 19, 2008, the Court granted the defendants’ motion to dismiss without prejudice the initial complaint filed by the plaintiffs on March 28, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Whitney Information Network, Inc. and Subsidiaries

Cape Coral, Florida

We have audited the accompanying Consolidated Balance Sheets of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Deficit and Cash Flows for each of the two years in the period ended December 31, 2007.  These Consolidated Financial Statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Ehrhardt Keefe Steiner & Hottman PC

January 15, 2009

Denver, Colorado

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our Annual Report on Form 10-K, due to the material weakness in internal control over financial reporting as discussed below under “Report of Management on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal controls over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our CEO and CFO determined that as of December 31, 2007, our internal controls ever financial reporting were not effective.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006, material weaknesses and significant deficiencies in our internal controls over financial reporting were identified in prior years.  Those material weaknesses and significant deficiencies related to a lack of knowledgeable personnel in accounting and financial reporting areas, a lack of formalized processes and procedures over key areas in the accounting, tax and reporting functions, and inadequate supervision and review over the financial reporting function.  Throughout the year ended December 31, 2007, we implemented procedures designed to correct these material weaknesses and significant deficiencies noted above, including implementation of new processes and controls, the expansion of our accounting management and staff to efficiently and timely execute our new procedures.

During the year ended December 31, 2007, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of internal controls over financial reporting.  Although we noted that we were able to hire a few more knowledgeable accounting personnel, we continued to identify control deficiencies, and the assessment by management of the Company’s internal control over financial reporting was not effective.  The deficiencies consisted of:

•                  Inadequate controls related to our monthly accounting closing process, including limited evidence of review of reconciliations, account analysis and journal entries.

•                  Inadequate financial and human resources resulting in excessive involvement by management in the detailed compilation and preparation of our financial reports and analyses.  As a consequence, management was unable to provide the necessary level of review in the monthly financial statement preparation.

•                  Inadequate disclosure of and accounting for related party transactions and relationships.

•                  Inadequate testing and flawed implementation of the new CRM system resulting in delays in our financial reporting, the recording of deferred revenue and reconciliation of our bank accounts.

•                  Inadequate testing and flawed implementation of the new CRM system resulting in:

•                  Delays in our financial reporting, the recording of deferred revenue and reconciliation of our bank accounts.

•                  Errors in our revenue recognition process resulting in improper determination and assignment of fair value of elements in bundled arrangements, calculation of discounts and application of pricing changes.

•                  Time-consuming manual processes related to the reconciliation of the new CRM system to our accounting system.

•                  Inadequate review and validation of contracts for commissions owed to independent contractors resulting in incorrect payments.

•                  Inadequate review of the income tax provision calculation, FIN48 analysis, and sales tax returns.

We are actively recruiting for several new positions that have been approved by the Board of Directors in the areas of financial reporting, financial planning and analysis and financial systems.  We will continue to upgrade our personnel and our financial reporting systems to improve our internal controls.  In addition, we will continue to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on an ongoing basis, taking corrective action as appropriate.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of the executive officers and directors of our Company as of December 31, 2007.  Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors is duly elected and qualified.  Officers are elected by, and serve at the discretion of, the Board of Directors.

Executive Officers as of December 31, 2007:

Name	Age	Position
John F. Kane	54	President, Chief Operating Officer and Director
Anne M. Donoho	50	Chief Financial Officer

Board of Directors as of December 31, 2007:

Name	Age	Position
Russell A. Whitney	52	Non-Executive Chairman of the Board
John F. Kane	54	President, Chief Operating Officer and Director
Ronald S. Simon	64	Director
Murray Indick	48	Director
Frederick A. Cardin	61	Director

Executive Officers and Directors as of December 31, 2007:

John F. Kane, President, Chief Operating Officer and Director.  Mr. Kane was appointed to serve as the Company’s President and Chief Operating Officer on June 20, 2008, after serving as the Company’s Interim President since December 4, 2007.  Mr. Kane has been with the Company and its predecessors since the business was founded in 1987.  He has served in various capacities with the Company including the positions of Executive Vice President, Operations, and Executive Vice President, Real Estate.  In November 2007, he joined the Company’s Board of Directors.  Mr. Kane studied journalism at Bradley University.

Anne M. Donoho, Chief Financial Officer.  Ms. Donoho was appointed to serve as the Company’s Chief Financial Officer on April 9, 2008 after serving as the Company’s interim Chief Financial Officer since December 4, 2007.  Ms. Donoho joined the Company in November 2006 as Vice President, Finance.  Prior to joining the Company, she served as an independent financial consultant for 10 years on SEC reporting and finance assignments for publicly–held retail and financial services companies.  Prior to that, she held various corporate controller, accounting, and financial reporting positions with Broadway Department Stores (1995-1996), The Walt Disney Company (1990-1994), Restaurant Enterprises Group, Inc. (1986-1990), and Denny’s Inc. (1983-1986).  Ms. Donoho is a Certified Public Accountant licensed in California and holds an M.B.A. from the University of Southern California.

Russell A. Whitney, Chairman of the Board.  Mr. Whitney is the founder of our company and had served as the Chief Executive Officer of the Company and its predecessors from 1987 through December 31, 2007.  He is also an active real estate investor for his own account and has written and published several books on wealth building topics.  Mr. Whitney resigned from his position as our Chief Executive Officer effective as of December 31, 2007.  He continued as Chairman of the Board of Directors until the Board of Directors eliminated that position on June 20, 2008. He remains a director on the Board of Directors.

Ronald S. Simon, Director.  Mr. Simon served as a director from 1998 through February 1, 2008.  He formerly served as our Co-President and Chief Operating Officer from 2006 through December 5, 2007 and had been our Acting Chief Financial Officer from 2004 through 2006.  Mr. Simon was a self-employed certified public accountant from 1987 until he joined us as our Chief Financial Officer in 1998.  In 2002, he was appointed our Executive Vice President.  Mr. Simon holds a Bachelor of Science degree in accounting from the University of Illinois and is a Certified Public Accountant.  Mr. Simon resigned from his position as a director of our company on February 1, 2008, and as our Co-President and Chief Operating Officer on December 5, 2007.

Frederick A. Cardin, Director.  Dr. Cardin has served as a director since 2003.  Since 1996, he has been managing director of Harvard Growth Strategies, a consulting firm which advises clients on business strategies, financing and marketing.  From 1974 to 1981, he was a member, and subsequently a partner and a director, of the Cambridge Research Institute, a strategic planning consulting firm in Cambridge, Massachusetts.  From 1970 to 1971, he held a faculty appointment in international finance at the Harvard Business School.  Dr. Cardin earned his Masters of Business Administration with distinction and his Doctorate in Finance from the Harvard Graduate School of Business Administration.  He earned a Bachelor’s degree in economics summa cum laude from Tufts University.

Murray A. Indick, Director.  Mr. Indick has served as a director since November 21, 2007.  Mr. Indick co-founded Prides Capital Partners, LLC (“Prides Capital”), an investment firm specializing in strategic block, active ownership investing in the small- and micro-cap arena, in March 2004.  Mr. Indick is a managing member of the sole general partner of Prides Capital Fund I, LP, which, as of March 2008, owned approximately 14.7% of the Company’s outstanding common stock.  Prior to joining Prides Capital, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997.  Mr. Indick earned a B.A. from the University of Pennsylvania and a law degree from the Georgetown University Law Center.  Mr. Indick also serves as a director of QC Holdings, Inc., a pay-day loan company, and Ameritrans Capital Corporation, a lender to and investor in small businesses, both public portfolio companies of Prides Capital.

Changes to our Board of Directors and Chief Executive Officer subsequent to December 31, 2007:

Effective as of February 1, 2008, Ronald Simon resigned as a director and we appointed two new independent directors to our Board of Directors and a Chief Executive Officer whose names and biographies are as follows:

Steven C. Barre, Director.  Mr. Barre, 48, was the Senior Vice President, General Counsel and Secretary of Jacuzzi Brands, Inc. (a New York Stock Exchange company with annual revenues in excess of $1 billion) from September 2001 until February 2007, when the company was sold to Apollo Management LLC, a private equity firm.  Mr. Barre served in various roles as in-house counsel from 1995 to 2001 for Jacuzzi Brands, Inc. (known as U.S. Industries, Inc. from 1995 to 2003) and from 1988 to 1995 for its former parent company, the U.S. arm of Hanson PLC, a Fortune 100 industrial management company.  Prior to joining Hanson, Mr. Barre was a corporate attorney with the law firm of Weil, Gotshal & Manges.  Mr. Barre graduated from Cornell University in 1981 and Colombia Law School in 1984.

Wallace L. Timmeny, Director.  Mr. Timmeny, 70, was a securities attorney in private practice from 1979 to 2007, most recently as a partner in the Washington, D.C. office of Dechert LLP, until his retirement from the law firm in April 2007.  Mr. Timmeny is a past chairman of the Executive Council of the Securities Law Committee of the Federal Bar Association.  From 1965 to 1979, Mr. Timmeny was an attorney with the SEC and ultimately the Deputy Director of its Division of Enforcement.  Mr. Timmeny has served as an adjunct professor at American University School of Law, George Mason University School of Law and Georgetown University School of Law.  Mr. Timmeny serves on the board of directors for Friedman, Billings, Ramsey Group, Inc. (FBR) and Waste Services, Inc. (WSII).

Charles M. Peck, Chief Executive Officer.  Mr. Peck, 62, was President and Chief Operating Officer of Innovation Ventures, Inc., a strategy formulation consulting company from January 2008 to the September 2008.  Mr. Peck served as Senior Vice President, Product Marketing and Development of SchoolNet, Inc. an instructional management system enterprise software and services company from 2006 to 2007.  From 2003 through 2005, Mr. Peck served as President of Allenbrook, a mission critical, enterprise software company serving the insurance market.  Mr. Peck also served as Chief Executive Officer of theglobe.com, a publicly traded internet technology company from 2000 through 2002.  From 1995 through 2000, Mr. Peck was Senior Vice President of the American Institute of Certified Public Accountants.  He serves on the board of Indigo Interactive, and Piehead Productions.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Conduct and a Code of Business Conduct and Ethics that embody our commitment to conduct business with the highest ethical standards.  The Code of Conduct provides principles and standards by which directors, officers, and employees will conduct themselves.  To the extent possible, we have requested that all independent contractors and key vendors involved with our Company adhere to the principles set forth in the Code of Conduct.

In addition to the Code of Conduct, our directors, executive officers, and senior financial officers of our Company are also subject to the Code of Business Conduct and Ethics and are expected to adhere to the principles and procedures set forth.  Both the Code of Conduct and the Code of Business Conduct and Ethics are posted on the Corporate Governance section of our Web site located at www.wincorporate.com.

Audit Committee

Our Board of Directors has established a standing Audit Committee that consists of three independent directors as of February 1, 2008.  The current members of the Audit Committee are Messrs. Cardin, Timmeny and Barre.  The Chairman of the Audit Committee is Mr. Cardin.  The Board of Directors has determined that each of the directors is “independent” as defined by NASDAQ Rule 4200 and that Mr. Cardin further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish the Company with copies of those reports.  To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that during the year ended December 31, 2007, its officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a) except as follows:

	Number of Late Filings	Number of Transactions that were not Reported
Alfred Novas	1	1
Frederick A. Cardin	1	1
Chester P. Schwartz	1	1
Anthony B. Petrelli	1	1
Anne Donoho	1	1
Prides Capital Partners, LLC	2	2

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officers, principal financial officers and certain other executive officers during fiscal 2007.  These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers.”

Our executive compensation programs are determined and proposed by our Compensation Committee and are approved by our Board of Directors.  None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our CEO in setting compensation levels for our other executive officers.

Executive Compensation Program Objectives and Overview

The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:

•                  the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

•                  the program adequately rewards performance which is tied to creating stockholder value.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) grants of stock options.

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive.  Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives.  We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service.  Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives.  Our long-term equity incentives are primarily intended to align executive officers’ long-term interests with stockholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives.  Annual bonuses and stock option grants are the elements of our executive compensation program designed to reward performance and thus the creation of stockholder value.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives.  In determining our current executive compensation program and the amounts of compensation for each component of our program, the Compensation Committee evaluates the current executive compensation data for companies in our industry.  The Compensation Committee believes that our current executive compensation program is appropriate based on the evaluation of the compensation paid by companies in our industry.

Our Named Executive Officers in fiscal 2007 were John Kane, our President and Chief Operating Officer, and Anne M. Donoho, our Chief Financial Officer.  In addition, Russell Whitney served as our Chief Executive Officer from 1987 through December 31, 2007, Ronald Simon served as our Co-President and Chief Operating Officer from January 31, 2006, through December 5, 2007, and Alfred Novas served as Co-President and Chief Financial Officer from January 31, 2006, to November 29, 2007.  We sometimes refer to these individuals as the “Named Executive Officers.”

Overview of Executive Compensation Program

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to the Named Executive Officers appearing in the Summary Compensation Table.  This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Named Executive Officer during 2007.

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

Role of Compensation Committee and Executive Officers in Compensation Decisions

The role of our Compensation Committee is to oversee our compensation programs and retirement plans and policies and review and approve all compensation decisions relating to the Company’s Named Executive Officers, including those for our Chief Executive Officer and the other Named Executive Officers.  Our Compensation Committee reviews, and in conjunction with the entire Board of Directors and our Chief Executive Officer, makes all compensation decisions for the Named Executive Officers.  The Compensation Committee reviews and recommends and the independent members of Board of Directors approves the annual compensation package of our Chief Executive Officer.

Our Compensation Committee intends to meet with our Chief Executive Officer at least annually to review the performance of the other Named Executive Officers, receive the recommendations of the Chief Executive Officer on the Named Executive Officers compensation and approve their annual compensation packages.  This meeting is intended to include a review by the

Chief Executive Officer of the performance of each Named Executive Officers member who reports directly to our Chief Executive Officer.

Setting Executive Compensation

In furtherance of the philosophy and objectives described above, in setting compensation for our Named Executive Officers, our Compensation Committee considers data which was obtained from the consulting firm of Mercer Human Resources Consulting, in addition to other factors, to assess competitive pay levels and establish compensation targets for base salary, annual incentives and long-term incentives.  The data from this consulting firm’s surveys reflect compensation practices of education industry companies with annual revenues and free cash flow, which is similar in size to the Company, for executives with responsibilities cutting across the entire enterprise (“survey data”).  Mercer Human Resources Consulting provided a comprehensive review for the Compensation Committee using data from its own survey database for a select group of companies in the education industry.  The Compensation Committee believes that targeting compensation in this manner appropriately reflects the labor market for Company executives.

Base Salary

We provide Named Executive Officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Our Compensation Committee reviews each Named Executive Officer’s salary and performance annually.  Market data from the survey group is used to determine base salary ranges for Named Executive Officers based on the position and responsibility.  A Named Executive Officer’s actual salary relative to this competitive salary range varies based on the level of his or her responsibility, experience, individual performance and internal equity considerations. Specific salary increases take into account these factors and the current market for management talent.  However, salary increases are reviewed by the Compensation Committee each year.  Salary increases are reviewed by the Compensation Committee each year.

Annual Incentive Compensation

On May 23, 2008, Company’s Compensation Committee granted incentive bonuses on a preliminary basis to the Named Executive Officers as of December 31, 2007.  These bonuses were discretionary bonuses and were based on a variety of factors including individual performance and retention considerations.

The chart below provides the 2007 annual salary and bonus for each Named Executive Officer’s as of December 31, 2007:

Name and Title of Executive	Base salary at December 31, 2007	2007 annual incentive award
John F. Kane, President and Chief Operating Officer (a)	$350,000	$230,000
Anne M. Donoho, Chief Financial Officer (b)	250,000	200,000

(a) Mr. Kane was appointed as the Company’s President and Chief Operating Officer on June 20, 2008, after serving as the Company’s Interim President since December 4, 2007.  He resigned his position on October 17, 2008.

(b) Ms. Donoho was appointed as the Company’s Chief Financial Officer on April 9, 2008, after serving as the Company’s interim Chief Financial Officer since December 4, 2007.

2007 Bonus Payments

On May 23, 2008, the Board of Directors of the Company determined the expected 2007 bonus payments for its executive officers.  Payouts for 2007 were determined through examination of the Company’s past practices and market-based compensation benchmarks as well as the Board of Director’s recognition of current management’s performance and its perseverance during the organizational changes which occurred since January 2007.

The Board of Directors approved preliminary 2007 bonus payments equal to 50% of the expected aggregate amounts, the bonus payments were paid on June 6, 2008.  The final 50% was paid December 4, 2008.  No bonuses were approved for any other individuals who served as executive officers during 2007.

2008 Base Salary Increases

On May 23, 2008, the Board of Directors approved increases in the annual salaries for its executive officers and non-executive employees.  The base salaries for Mr. Kane and Ms. Donoho for 2008 are as follows:

Name and Title of Executive	2008 Base Salary
John F. Kane, President and Chief Operating Officer	$350,000
Anne M. Donoho, Chief Financial Officer	$260,000

Long-term incentive compensation – Stock Option Grants

The principal purpose of our long-term incentive compensation is to motivate our executives to help us achieve our long-range performance goals that will enhance our value and, as a result, enhance the price of our stock and our shareholders’ returns on their investments.  Long-term incentives were not awarded except for the promotion of the two executives as discussed below.

We award stock option grants at the same time other elements of annual compensation are determined so that we can consider all pieces of compensation when determining the grant awards.  In addition, we may make grants on other dates and times when the Compensation Committee or the Board of Directors holds meetings.  We set the exercise price at the closing price of our common stock on the date of grant management recommends the awards to be made pursuant to 1998 Stock Option Plan to the Compensation Committee.  While the Compensation Committee gives significant weight to management recommendations concerning grants to the Named Executive Officers members, the Compensation Committee makes the determination whether and to who to issue grants and determines the amount of the grant.  These stock options typically have ten year contractual terms and vest 25% upon grant and vest ratably over the next three years.

In 2007, the Compensation Committee granted stock options to: Alfred Novas, our former Co-President and Chief Financial Officer, 180,000 options, and, Anne Donoho, our current Chief Financial Officer, 50,000 options.

Deferred compensation plans

The Company does not have a deferred compensation plan.

Retirement benefits

The Company typically provides matching contributions to a 401(k) Plan, although on October 10, 2008, the Company suspended its matching contribution until further notice.

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

Use of corporate aircraft

Beginning March 16, 2007, Mr. Whitney reimbursed the Company for personal use of the corporate aircraft at the incremental variable cost associated with each trip which is calculated as a portion of the aircraft fuel, hanger cost, flight crew, travel fees, landing fees and catering costs.  Other Named Executive Officers may use the corporate aircraft for personal use with the prior approval of the Company.  Fixed costs which do not change, based on usage, such as pilot salaries and the costs of maintenance not related to trips are excluded.  In addition, depending on seat availability, family members of Named Executive Officers may travel on the corporate aircraft to accompany executives who are traveling on business.  As of December 31, 2007, Mr. Whitney had an outstanding balance of $30,000 for the use of the corporate aircraft.

There is no incremental cost to the Company for these trips.  No other Named Executive Officer used the corporate aircraft for personal travel in 2007.

Other perquisites

Our former Chief Executive Officer, Mr. Whitney, previously received $7,500 annually for expenses associated with the usage of a Company owned automobile.  The Company also paid directly for Mr. Whitney’s use of a Blackberry® device.  Mr. Whitney uses the services of the Company’s employees in our Real Estate Development Department for personal investments.  He reimburses the Company for the use of these employees.

For the Named Executive Officer members below the Chief Executive Officer, we do not provide for any material perquisites.  Mr. Simon is reimbursed for use of a Blackberry®.  Certain temporary housing expenses were covered by the Company in connection with Mr. Novas’ relocation to Southwest Florida.

Use of corporate credit cards for personal expenses

Our former Chief Executive Officer, Mr. Whitney, has occasionally used the corporate credit cards for personal expenses.  Our practice has been to collect reimbursement for those charges.

Compensation of our Chief Executive Officer

Our Compensation Committee conducted an evaluation of the performance of our former Chief Executive Officer, Russell A. Whitney, which included a review of his leadership in the development and implementation of strategies, his leadership pertaining to business execution, and the achievement of results and his development of diversity and management talent.  In addition, the Compensation Committee met and considered the recommendation of Mercer Human Resources Consulting with respect to Mr. Whitney’s compensation.

Mr. Whitney’s base compensation for 2007 was $650,000.  The Compensation Committee approved this increase in base compensation from $600,000 in 2006 to $650,000 in 2007 for Mr. Whitney in April 2007 and it was applied retroactively to January 1, 2007.

The Compensation Committee did not approve any stock option grants to Mr. Whitney in fiscal 2007.  Mr. Whitney resigned his position as Chief Executive Officer as of December 31, 2007, pursuant to the terms of a Separation Agreement dated January 7, 2008, effective as of December 31, 2007, between the Company and Mr. Whitney.  The Compensation Committee did not recommend he receive a bonus, and the independent members of the Board of Directors did not grant him a bonus for the year ended December 31, 2007.

Family Members Receiving Compensation from the Company

Ingrid Whitney, Thea Whitney, and Russell W. Whitney, Jr. are the former wife, daughter and son, respectively, of Russell A. Whitney, our former Chairman and Chief Executive Officer.  Ingrid and Thea Whitney have been employees of the Company since its inception whose total compensation in 2007, calculated in a manner consistent with the Total column of the Summary Compensation Table, was approximately $98,951 and $135,138 respectively, in 2007.  Russell W. Whitney, Jr. who worked as an independent contractor and as an instructor for free introductory workshops of our Company received total compensation of $167,135 in 2007.  We believe the pay of these individuals to be generally consistent with that of our other employees at similar levels and independent contractors whose pay is primarily sales commission–based.

Ingrid Whitney resigned her position on November 29, 2007 and entered into a Severance Agreement with the Company on December 7, 2007.  She received severance equal to her base salary which is being paid over the twelve month period beginning November 29, 2007, and ending November 29, 2008.

Timothy Kane, a non-executive employee of our Company, is the brother of John Kane, who is our President and Chief Operating Officer.  His compensation in 2007, consisting of base salary and sales commissions, calculated in a manner consistent with the Total column of the Summary Compensation Table, was $217,397.  Timothy Kane left the company in 2008.  We believe that the compensation paid to this employee is consistent with that of other employees that are paid on a commission basis.  Compensation for the above listed family members for the years 2006 and 2007 is detailed in the following chart:

	Income Type	2006	2007

Ingrid Whitney(a)	W-2	$98,336	$98,951

Thea Whitney	W-2	$99,253	$135,138

Russell W. Whitney, Jr.	1099	$305,743	$167,135

Timothy Kane	W-2	$360,593	$217,397

(a)          On November 29, 2007, Ingrid Whitney resigned from the Company.

Deductibility of Executive Compensation

Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code under Section 162(m) that limits the tax deduction for compensation in excess of $1.0 million paid to certain executive officers.  However, performance-based compensation can be excluded from the limit so long as it meets certain requirements.  To qualify as “performance-based” under Section 162(m), compensation payments must be determined pursuant to a plan, by a committee of at least two “outside” directors ( as defined in the regulations promulgated under the Code) and must be based on achieving objective performance goals.  In addition, the material terms of the plan must be disclosed to and approved by stockholders and the outside directors or the Compensation Committee, as applicable, must certify that the performance goals were achieved before payments can be awarded.  The Compensation Committee believes that the stock option grants satisfy the requirements for exemption under the Internal Revenue Code Section 162(m).  Payments made under these plans qualify as performance-based compensation.

For 2007, the annual salary paid to Mr. Whitney did not exceed $1.0 million.  The Compensation Committee sets Mr. Whitney’s salary based on competitive data.  The other Named Executive Officers were in each case paid salaries of less than $1.0 million as well.  Stock options granted under the terms of long-term incentives are exempt as performance-based compensation for purposes of calculating the $1.0 million limit.  To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).  The 2007 annual incentive bonuses are not considered exempt under Internal Revenue Code Section 162(m) and therefore are not deductible to the extent that they exceed $1.0 million.

Compensation Committee

As of the time of this filing, our Compensation Committee is comprised of Messrs. Indick, Timmeny and Barre, all of whom are independent directors.  Mr. Indick is the Compensation Committee Chairman.  These directors are also outside directors for purposes of Section 162(m) of the Internal Revenue Code and non-employee directors for purposes of Section 16 of the Securities Exchange Act of 1934.  Each member must be free of any relationship that, in the judgment of the Board from time to time, would interfere with the exercise of his or her independent judgment.

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executives during 2007.

Summary Compensation

For the year ended December 31, 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Option Awards ($)(b)	All Other Compensation ($)(c)	Total($)
John F. Kane (d)	2007	298,176	230,000	109,511	4,203	641,890
President and Chief Operating	2006	250,000	150,000	126,625	2,192	528,817
Officer; Director

Anne M. Donoho (e)	2007	175,000	200,000	15,914	12,000	402,914
Chief Financial Officer	2006	26,923	—	—	0	26,923

Russell A. Whitney (f)	2007	650,000	—	134,952	1,957,500	2,742,452
Former Chairman of the Board and	2006	600,000	562,500	135,000	190,050	1,487,550
Chief Executive Officer; Director

Ronald S. Simon (g)	2007	321,892	0	114,161	3,250	439,303
Former Co-President and Chief	2006	300,000	281,250	188,042	3,077	772,369
Operating Officer

Alfred R. Novas (h)	2007	311,550	—	263,279	101,500	676,329
Former Co-President and Chief	2006	241,346	281,250	61,453	41,971	626,020
Financial Officer

(a)          Bonus amount reflects the 2007 awards as approved by the Board of Directors in 2008.

(b)         Stock option awards represent option grants for which we recorded a 2007 and 2006 compensation expense.  Under the required SFAS No. 123R methodology, the compensation expense reflected in the table above is for grants made in 2007 and prior years which continue to be expensed.

(c)          See table “Other Compensation” for details of the amounts paid.

(d)         Mr. Kane was appointed President, Chief Operating Officer on June 20, 2008.  Mr. Kane has been with the business from the time it was founded in 1987.  In November 2007, he joined the Company’s Board of Directors.  Mr. Kane resigned his positions as President, Chief Operating Officer, and Director on October 17, 2008.

(e)          Ms. Donoho was appointed Chief Financial Officer on April 9, 2008.  She joined the Company in December 2006 as Vice President, Finance and was appointed interim Chief Financial Officer in December 2007.

(f)            Mr. Whitney resigned as Chief Executive Officer effective December 31, 2007.  Mr. Whitney’s position as Chairman of the Board was eliminated by the Board of Directors on June 20, 2008.  He currently serves on our Company’s Board of Directors.  Pursuant to the January 7, 2008 letter agreement, Mr. Whitney will receive as severance compensation, the sum of $1,950,000 over a period of twelve months beginning January 1, 2008.

(g)         Mr. Simon resigned as Co-President and Chief Operating Officer on December 5, 2007, but remained a member of the Board of Directors through February 1, 2008, and became an employee of the Company in a non-executive administrative role until August 23, 2008.  Mr. Simon resigned from the Company’s Board of Directors on February 1, 2008.  He was terminated from his non-executive role with cause on August 23, 2008.

(h)         Mr. Novas was terminated without cause as Co-President and Chief Financial Officer on November 29, 2007.

All Other Compensation

Year ended December 31, 2007

Name	Year	Personal use of Company transportation	Personal use of Company employee services	Executive relocation	Company contributions to 401(k) Plan	Severance payments / accruals	Other benefits	Total

John F. Kane	2007	—	—	—	$4,203	—	—	$4,203
President and Chief Operating Officer	2006	—	—	—	$2,192	—	—	$2,192

Anne M. Donoho	2007	—	—	$12,000	—	—	—	$12,000
Chief Financial Officer	2006	—	—	—	—	—	—	—

Russell A. Whitney (a)	2007	$7,500	—	—	—	$1,950,000	—	$1,957,500
Former Chairman of the Board and Chief Executive Officer	2006	$152,970	$37,080	—	—	$—	—	$190,050

Ronald S. Simon	2007	—	—	—	$3,250	—	—	$3,250
Former Co-President and Chief Operating Officer(c)	2006	—	—	—	$3,077	$—	—	$3,077

Alfred R. Novas (b)	2007	—	—	—	$7,750	$93,750	—	101,500
Former Co-President and Chief Financial Officer	2006	—	—	$41,971	—	$—	—	$41,971

(a)          Mr. Whitney’s personal use of Company transportation in 2007 included $7,500 for Company car expenses.  Mr. Whitney’s personal use of Company transportation in 2006 included $7,500 for Company car expenses and $145,470 for personal use of the Company aircraft.  The value of personal use of the Company aircraft is the incremental variable cost associated with each trip which is calculated as a portion of the aircraft fuel, hangar cost, flight crew, travel fees, ongoing maintenance and repairs, landing fees and catering costs.  The personal use of Company employee services of $37,080 includes a portion of the expense associated with employees in our Real Estate Development group that spent time on projects related to Mr. Whitney’s personal business.  Mr. Whitney reimburses the Company for personal use of the aircraft and employee time.

(b)         Mr. Novas was terminated without cause on November 29, 2007.  His severance was paid at that time.

(c)          Mr. Simon was terminated from his non-executive role with cause on August 23, 2008.  He did not receive any severance payments.

The following table provides information on the current holdings of stock options by the Named Executives Officers.  This table includes unexercised and unvested option awards.  Stock option awards vest 25% on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service and 25% of the shares vest at the end of the third year of service.  All options expire ten years from the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Year ended December 31, 2007

	Option awards
	Option grant	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise	Option expiration
Name	date	Exercisable	Unexercisable	price	date

John F. Kane	12/13/2005	75,000	25,000	$6.75	12/13/2015
	01/28/2004	25,000	—	$4.50	01/28/2014

Anne M. Donoho	12/05/2007	12,500	37,500	$2.30	12/05/2017

Russell A. Whitney	12/13/2005	93,750	31,250	$6.75	12/13/2015

Ronald S. Simon	12/13/2005	75,000	25,000	$6.75	12/13/2015
	01/28/2004	100,000	—	$4.50	01/28/2014
	02/27/2003	50,000	—	$3.70	02/27/2013
	05/01/2000	68,000	—	$2.00	05/01/2010
	08/31/1999	25,000	—	$1.88	08/31/2009

Alfred R. Novas (a)	02/10/2006	12,500	12,500	7.60	02/10/2016

(a)  Mr. Novas was terminated without cause on November 29, 2007, and his stock options were forfeited unexercised on 2/29/2008.

Employment and Separation Agreements:

John F. Kane

We entered into an employment agreement with John F. Kane, the Company’s Executive Vice President and Operations (subsequently our President and Chief Operating Officer) on June 30, 2003, to be effective as of January 1, 2003.  Under his agreement during fiscal 2007, Mr. Kane was entitled to receive an annual salary of $250,000.  The employment agreement is effective for five years through December 31, 2007, subject to automatic renewal thereafter unless terminated by either party.  Mr. Kane is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.

Mr. Kane resigned his position as President, Chief Operating Officer, and member of our Board of Directors on October 17, 2008.  In connection with his resignation, the Company and Mr. Kane entered into a Separation Agreement dated October 17, 2008 (the “Separation Agreement”).  Pursuant to Mr. Kane’s employment agreement dated June 30, 2003, Mr. Kane’s resignation shall be deemed a “Voluntary Termination.”

Pursuant to the Separation Agreement, the Company shall provide Mr. Kane a severance benefit in the amount equal to three months of his current base rate of pay.  In addition, he received the remaining unpaid balance of the $230,000 performance bonus the Board of Directors of the Company conditionally authorized on May 23, 2008 as described in the Company’s Current Report on Form 8-K dated May 23, 2008.  Mr. Kane is restricted from directly or indirectly competing with us until July 18, 2009.

Anne M. Donoho

On December 5, 2007, the Company promoted Ms. Donoho to the position as interim Chief Financial Officer of the Company and at that time, agreed to compensate her with an annual salary of $250,000.  In April 2008, the Company appointed Ms. Donoho to Chief Financial Officer and increased her salary to $260,000.  Ms. Donoho is eligible for an incentive bonus to be determined by the Compensation Committee of the Board of Directors, as well as health insurance and other benefits generally awarded to executive officers of the Company.  She was also awarded, in December 2007, options to purchase 50,000 shares of common stock at a price of $2.30 per share (the most recent

reported sale price of the common stock on December 4, 2007).   On December 16, 2008, the Company and Ms. Donoho entered into a written agreement that provides her with severance compensation if she is terminated prior to December 4, 2010 without cause or in connection with a change in control.

Russell A. Whitney

We, through Whitney Education Group, Inc., entered into an employment agreement (“RW Employment Agreement”) with Russell A. Whitney, the Company’s former Chief Executive Officer on June 30, 2003, to be effective as of January 1, 2003.  Under his agreement during fiscal 2006, Mr. Whitney was entitled to receive an annual salary of $600,000.  The employment agreement is effective for five years through December 31, 2007, subject to automatic renewal thereafter unless terminated by either party.  Mr. Whitney is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  In connection with his employment agreement, Mr. Whitney is also is subject to the Company’s standard non-disclosure and non-competition agreement which restricts Mr. Whitney from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Whitney’s employment with the Company is terminated, he is entitled to certain payments set forth in the table below “Potential Payments on Termination or Change of Control.”

Russell Whitney – Resignation

Effective December 31, 2007, Russell A. Whitney resigned as Chief Executive Officer of the Company.  Mr. Whitney continues to serve as a member of the Board of Directors of the Company, in a non-executive position.

The Company and Whitney Education Group, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with Mr. Whitney dated January 7, 2008 (the “Agreement”).  The Agreement confirmed that Mr. Whitney informed the Company of his resignation as Chief Executive Officer, and of the termination of the Employment Agreement, both effective as of December 31, 2007.  The Board of Directors accepted the resignation and determined that for purposes of the Employment Agreement the resignation would be treated as a “Termination Other Than For Cause” under Section 2.4 of the Employment Agreement.  The parties have agreed that Whitney Information Network, Inc. will pay severance compensation in the amount of $1,950,000 in twelve, equal monthly installments of $162,500 over a period of 12 months, the first such payment to be made January 1, 2008 and continuing on the first day of each calendar month thereafter, less applicable taxes and withholdings (“Severance Compensation”).  To secure its obligation to pay the Severance Compensation, the Company agreed to place a lien upon its Citation VII aircraft.  Mr. Whitney agreed to terminate this lien immediately upon the payment in full of the Severance Compensation.  If the aircraft is sold by the Company at any time prior to the payment in full of the Severance Compensation, Mr. Whitney agreed to terminate his lien and the Company agreed that the balance of the then unpaid Severance Compensation would be accelerated and paid to Mr. Whitney from the proceeds of the sale of the aircraft at that time.

In the Agreement, Mr. Whitney confirmed that he had been paid all salary and bonuses and any and all other pay and incentives due to him under the Employment Agreement or otherwise, except those payments otherwise payable under the Agreement; that Mr. Whitney has been provided with all leave (including leave under the Family and Medical Leave Act) to which he may have been entitled, if any; and that he has not suffered any workplace illness or injury other than any injury or illness of which he had already advised the Company about, if any.  Under the Agreement, Mr. Whitney affirmed, to the best of his knowledge as of the date of the Agreement, that he was not aware of any potential claims or causes of action against the Company.

Pursuant to the Agreement, the Company agreed that it will indemnify and hold Mr. Whitney harmless to the fullest extent permitted by applicable law under Section 7.10 of the Employment Agreement and under Article VI of the Bylaws of Whitney Information Network, Inc.  Without limiting the foregoing, Mr. Whitney shall be entitled to the advancement of his fees and expenses of legal counsel incurred in connection with any legal proceedings arising out of or relating to his services as an officer, director or employee of the Company.  Mr. Whitney’s acceptance of the Agreement constituted his undertaking to repay any sums advanced in the event so ordered by a court of competent jurisdiction.

Ronald S. Simon

We entered into an employment agreement with Ronald S. Simon, the Company’s former Co-President, Chief Operating Officer and Secretary on June 30, 2003, to be effective as of January 1, 2003.  Under his agreement during fiscal 2006, Mr. Simon was entitled to receive an annual salary of $300,000.  The employment agreement was effective for five years through December 31, 2007, subject to automatic renewal thereafter unless terminated by either party.  Mr. Simon is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  In connection with his employment agreement, Mr. Simon signed the Company’s standard non-disclosure and non-competition agreement which prevents Mr. Simon from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.

Mr. Simon resigned as Co-President and Chief Operating Officer on December 5, 2007, and became an employee of the Company in non-executive administrative role.  Mr. Simon’s employment with the Company was terminated on August 23, 2008.

Alfred R. Novas

We entered into an employment agreement with Alfred R. Novas, the Company’s former Co-President and Chief Financial Officer, on January 20, 2006, to be effective as of January 20, 2006.  Under his agreement during fiscal 2007, Mr. Novas was entitled to receive an annual salary of $275,000.  The employment agreement was effective for three years through January 19, 2009.  Mr. Novas was also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  In connection with his employment agreement, Mr. Novas also signed the Company’s standard non-disclosure and non-competition agreement which prevents Mr. Novas from directly or indirectly competing with us for a period of two years after the termination of his employment for any reason.  If Mr. Novas’ employment with the Company was terminated, he is entitled to certain payments set forth in “Potential Payments on Termination or Change of Control” in the table below.

Mr. Novas’ employment with the Company was terminated on November 29, 2007, and he received severance benefits December 7, 2007, of $93,750.

Potential payments upon termination of change in control

We had written employment agreements with John F. Kane, Ronald S. Simon, Russell Whitney and Alfred Novas during 2007.  The employment agreements provide for payments of certain benefits, as described in the tables below, upon the termination of the employee.  The employee’s rights upon termination of his or her employment depend upon the circumstance of the termination.  Central to an understanding of the rights of each employee under the employment agreements is an understanding of the definitions of termination for cause, termination other than for cause and voluntary termination.  For purposes of the employment agreements:

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

“Disability” means termination of the Employee by the Company because of illness or physical or mental incapacity (“Disability”) of the employee, and such Disability continues for a period of more than three consecutive months.  Any determination by the Board with respect to Employee’s Disability must be based on a determination of competent medical authority or authorities, a copy of which determination must be delivered to the Employee at the time it is delivered to the Board.  If the Employee disputes this finding, he Employee will have the right to select its own competent medical authority and any disputes will be resolved by binding arbitration.

These executives have also signed the Company’s standard confidentiality and non-competition agreement that applies for certain time periods following the employee’s termination of employment for any reason.  The non-competition time periods after termination of employment are as follows:  John F. Kane – 6 months, and Russell A. Whitney – 2 years.  The employment agreements specify payment to the employees upon each of the following situations:

•                                          death or disability of the employee;

•                                          termination by us for cause;

•                                          termination by us without cause; and

•                                          termination following a change of control for Mr. Whitney and Mr. Simon.

The table below illustrates the potential payouts to each Named Executive Officer employed by the Company in an officer capacity as of December 31, 2007, under each of the various separation situations.  The table assumes that the terminations took place on December 31, 2007.

	Termination with Cause	Death	Disability	Term without Cause	Termination after Change in Control

Russell A. Whitney (a)
Severance	—	—	$1,950,000	$1,950,000	$1,950,000

John F. Kane (b)
Severance	—	—	$125,000	$125,000	—

Anne M. Donoho	—	—	—	$260,000	$260,000
Severance

(a)          Resigned December 31, 2007.

(b)         Resigned October 17, 2008

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board.

Our employee directors do not receive any additional compensation for serving on the Board.  During fiscal 2007, our employee directors serving on the Board were Russell A. Whitney, Ronald Simon and John Kane (effective November 2007).

Initially, in 2007, each non-employee director received a $10,000 quarterly retainer.  Effective April 1, 2007, this retainer was raised to $25,000 per quarter on a temporary basis to compensate the Directors for the additional work involved with the Company while under the SEC investigation.  Expenses incurred by our non-employee directors in attending Board meetings are reimbursed.  During fiscal 2007, the Board of Directors granted 10,000 stock options to newly appointed Board Members.  In addition to the Board of Directors receiving a quarterly retainer, they are eligible to receive 10,000 options per year, no options were awarded in 2007 except to the new members As described more fully below, this table summarizes compensation paid to each non-employee director during 2007;

Name	Fees earned or paid in cash	Option awards (a)	Total

Frederick A. Cardin (f)	$85,000	$18,288	$103,288
Murray A. Indick (b)(f)	9,066	3,575	12,641
Stephen L. Cootey (c)	10,000	—	10,000
Anthony B. Petrelli (d)	10,000	—	10,000
Chester R. Schwartz (e)	20,000	—	20,000

(a)          This column shows the amount we have expensed during 2007 under SFAS No. 123R for outstanding stock option awards and includes compensation cost recognized in the Consolidated Financial Statements with respect to awards granted in 2007 and previous fiscal years.  The fair value of the awards has been determined based on the assumptions set forth in our 2007 Form 10-K (Note 10 - Stock Options) and do not correspond to the actual value that will be recognized by the director.

(b)         Mr. Indick joined the Board of Directors on November 21, 2007.

(c)          Mr. Cootey resigned from the Board of Directors on March 22, 2007.

(d)         Mr. Petrelli resigned from the Board of Directors on March 23, 2007.

(e)          Mr. Schwartz resigned from the Board of Directors on July 2, 2007.

(f)            The aggregate number of option awards and respective grant date fair value per share outstanding at December 31, 2007 for each non-employee director is reflected in the following chart:

Director	Grant date	Options	Grant date fair value per share
Frederick A. Cardin	August 08, 2003	5,000	$3.90
	May 06, 2005	15,000	$2.55
	December 13, 2005	5,000	$6.75
	March 15, 2007	10,000	$4.18
		35,000

Murray A. Indick	November 21, 2007	10,000	$2.25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial common stock ownership as of March 31, 2008, by (i) of each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors and Named Executive Officers (who was employed by the Company as of March 31, 2008) and directors and by (iii) all directors and Named Executive Officers (who were employed by the Company as of March 31, 2008) as a group.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.  The address for each named Executive Officer and director is care of Whitney Information Networks, Inc., 1612 East Cape Coral Parkway, Cape Coral, Florida 33904.  As of March 31, 2008, we had 11,738,587 shares issued and outstanding.  This table is based upon information supplied to us by our Named Executive Officers, directors and principal shareholders and/or contained in reports filed by these persons with the SEC.

Name of Owner	Number of shares (1)	Percent of class
Named Executive Officers and directors
Russell A. Whitney(2)	5,227,300	44.5%
John F. Kane(3)	325,833	2.8
Anne M. Donoho(4)	12,500	*
Frederick A. Cardin(5)	28,750	*
Murray A. Indick(6)	5,000	*
Steven C. Barre(7)	5,000	*
Wallace L. Timmeny(8)	5,000	*
Executive Officers and directors as a group (seven persons)(9)	5,609,383	47.8

Beneficial owners of more than 5% of the common stock
Prides Capital Fund I, LP(10)	1,731,100	14.7
Kingstown Capital Partners, LLC(11)	478,000	4.1
Hudson Street Capital Management, LLC(11)	94,250	0.8
Michael Blitzer(11)	492,800	4.2
Guy Shanon(11)	96,700	0.8
Springhouse Capital, LP(12)	1,115,000	9.5
Ingrid Whitney(13)	4,951,519	42.2%

*                    Less than 1%

(1)             In accordance with SEC rules, this column includes shares that may be acquired pursuant to stock options and common stock purchase warrants that are or will become exercisable within 60 days of March 31, 2008.

(2)             Includes (i) 4,991,850 shares held by International Securities 3, LLC (“IS3”) which is beneficially owned by Russell Whitney, (ii) 141,700 shares held by Day One, LLC (“Day One”), which is beneficially owned by Mr. Whitney; 93,750 shares underlying vested stock options held by Mr. Whitney.  Mr. Whitney has (i) sole voting power and dispositive power over the 141,700 shares held by Day One and the 93,750 shares underlying his vested stock options and (ii) has sole voting power over 4,991,850 shares held by IS3 and the power to dispose of 2,714,675 shares held by IS3 pursuant to the IS3 Management Delegation Agreement and the Settlement Agreement dated December 7, 2007 between Mr. Whitney and Ingrid Whitney, his former wife.  This information was obtained from Schedule 13D filed by Russell Whitney with the SEC on April 28, 2008 and from the Company’s accounting records with respect to outstanding vested stock options as of March 31, 2008.  Per the Settlement Agreement dated December 7, 2007, Russell Whitney’s exclusive power to vote all of the IS3 shares ends June 7, 2009.

(3)             Includes 100,000 shares underlying vested stock options.

(4)             Includes 12,500 shares underlying vested stock options.

(5)             Includes 28,750 shares underlying vested stock options.

(6)             Mr. Indick joined the Board as an Independent Director effective November 21, 2007.  Includes 5,000 shares underlying vested stock options as of March 31, 2008.  Mr. Indick, an employee of Prides Capital LLC, does not vote the shares owned by Prides Capital Fund I, LP and disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest in Prides Capital LLC.

(7)             Mr. Barre joined the Board as Independent Directors effective February 1, 2008.  Includes 5,000 shares each of underlying vested stock options as of March 31, 2008.

(8)             Mr. Timmeny joined the Board as Independent Directors effective February 1, 2008.  Includes 5,000 shares each of underlying vested stock options as of March 31, 2008.

(9)             Includes 710,450 shares underlying vested stock.

(10)       Information obtained from a Schedule 13D filed by Prides Capital Partners LLC with the SEC on September 15, 2006.  Murray A. Indick, Kevin A. Richardson, II, Henry J. Lawlor, Jr., Charles E. McCarthy and Christian Puscasiu may be deemed to share voting and dispositive power over these shares.  Prides Capital Fund I, LP is located at 200 High Street, Suite 700, Boston, MA 02110

(11)       Information obtained from a Schedule 13D filed jointly on February 7, 2008, by Kingstown Capital Partners LLC, Hudson Street Capital Management LLC, Michael Blitzer and Guy Shanon.  According to the Schedule 13D filing, Steven Wolosky, Esq. of Olshan Grundman Frome Rosenzweig & Wolosky LLP located at: Park Avenue Tower, 65 East 55th Street, New York, New York 10022 is authorized to receive notices and communications.  The collective percentage of shares owned as of the date of the filing was 9.9 percent.

(12)       Information obtained from a Schedule 13G filed by Springhouse Capital, LP (“Springhouse”) with the SEC on February 14, 2006.  Brian Gaines, the managing member of the general partner of Springhouse, is deemed to exercise voting and dispositive power over these shares.  Springhouse is located at 535 Madison Avenue, 30th Floor, New York, NY 10022.

(13)       Includes 4,951,250 shares held by IS3, which is beneficially owned by Ingrid Whitney and Russell Whitney, her former husband, and 269 shares held individually by Ingrid Whitney.  Ms. Whitney has sole dispositive power over 2,475,625 shares held by IS3 and shares dispositive power with Mr. Whitney over 2,475,625 shares held by IS3.  This information was obtained from a Schedule 13G filed by Ingrid Whitney with the SEC on March 13, 2008.  Ms. Whitney’s address is 1612 East Cape Coral Parkway, Suite A, Cape Coral, FL  33904.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions during fiscal 2006 and 2007 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

We lease approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals were $1,943, $13,193 and $7,238 in 2007, respectively.  We terminated the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace leases on September 17, 2007.  We notified Cape Promenade Trust on November 21, 2008 we are terminating the 1625 East Cape Coral Parkway lease effective December 31, 2008.  (Collectively, all the leases described herein shall be referred to as the “RW Leases”).

Gulfstream Development Group, LLC

For the years ended December 31, 2003 through 2007, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”) in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for students of our advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney.  Gulfstream constructs homes on lots owned by our students.  Under a Referral Services Agreement with Gulfstream, Gulfstream paid the Company a flat fee of $100,000 for all referrals that occurred before January 1, 2003, and agreed to pay the Company $1,000 for each student that the Company referred to Gulfstream who purchased and closed on a home built by Gulfstream after January 1, 2003.  During 2007, the amount of the Company’s referral fee was increased to $2,500, with $500 of that being paid to Company trainers who assisted in the referral.  Under this arrangement, the Company received $0.3 million and $0.1 million from Gulfstream in the years ended December 31, 2006 and 2007 respectively.

During the years ended December 31, 2006 and 2007, Mr. Whitney and Ingrid Whitney jointly held an indirect 25% beneficial ownership interest in Gulfstream and received 15% of distributions of net cash flow from Gulfstream.  Mr. and Mrs. Whitney hold their investment in Gulfstream through Rec One Inc., an entity owned jointly by them.  Pursuant to an agreement between Mr. and Mrs. Whitney, as of December 31, 2007, Mr. Whitney holds an indirect 12.5% beneficial ownership interest in Gulfstream and is entitled to 7.5% of distributions of net cash flow from Gulfstream.

During the years ended December 31,2004 through 2007, Gulfstream had an informal arrangement with Mr. Whitney pursuant to which Gulfstream paid Mr. Whitney a salary and paid Rec One transaction-based compensation for Mr. Whitney’s services, including marketing and construction contract administration in connection with home sales to the Company’s students and other persons, as well as for credit support provided to Gulfstream by Mr. Whitney.  The transaction-based compensation consisted of payments of $2,500 or $4,000 to Rec One by Gulfstream upon purchases of Gulfstream homes by our students.

During the years ended December 31, 2003, 2004 and 2005, the Company made payments to Gulfstream of approximately $0.1 million, $0.7 million and $0.2 million respectively, for construction services on our corporate headquarters building.  The construction services provided in 2003 were for leasehold improvements and in 2004 services were provided to repair the extensive damage to our corporate headquarters as a result of Hurricane Charley.

The following table sets forth the salary and transaction-based compensation that Mr. Whitney received from Gulfstream during the years ended December 31, 2003, 2004, 2005, 2006, and 2007, and is based upon information provided to Mr. Whitney by Gulfstream:

	2003	2004	2005	2006	2007	Total
Salary paid to R. Whitney by Gulfstream	$—	$120,000	$120,000	$120,000	$120,000	$480,000
Transaction-based compensation paid to Rec One by Gulfstream	563,220	41,154	522,315	1,251,105	369,763	2,747,557
Management Fees paid to Rec One by Gulfstream (1)	—	300,000	350,000	—	175,000	825,000
Distributions from Gulfstream to Rec One (2)(3)	—	—	1,752,976	1,543,662	1,928,086	5,224,724
Total	$563,220	$461,154	$2,745,291	$2,914,767	$2,592,849	$9,277,281

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

(Collectively, the transactions described herein shall be referred to as the “Gulfstream Transactions”).

Costa Rica

As of December 31, 2007, we had investments in several Costa Rican and Panamanian entities.  In addition, two former executives, our Chairman and Chief Executive Officer, Mr. Whitney, and our former Co-President and Chief Operating Officer, Mr. Simon, have individual ownership interests in some of these entities.  The entities in which both the Company and one or more former executives also has an ownership interest include: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A.  Mr. Whitney indirectly owns approximately 11.4% of Rancho Monterey, S.A., 8.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A.  Mr. Simon indirectly owns approximately 1.4% of Rancho Monterey, S.A.  These entities are managed by Monterey Management, S.A., a company which is 100% owned by Ms. Maria Jimenez, who is paid as an independent contractor by the Company.

Monterey Management, S.A., receives management fees from these and other entities.  The amounts earned for management fees for the years ended December 31, 2007 and 2006 were $500,000 and $800,000, respectively.  In addition to management fees, commissions on the sale of land in Rancho Monterey, S.A. and Monterey del Este, S.A. were paid to Monterey Management, S.A. and others including unrelated real estate agents and brokers for the year ended December 31, 2006.

In January 2008, some of our investments in properties located in Costa Rica, including Rancho Monterey S.A., Monterey del Este, S.A. and Beautiful Hill S.A (our conference center) were sold to an unrelated party for a sales price of $12.2 million, of which the Company received $2.5 million for its interests in these entities.  In addition, working capital advances to these entities and to Monterey Management, S.A. totaling $600,000 were repaid.  In connection with the sale, consulting fees totaling $802,000 were paid as follows:  Mr. Whitney ($401,000), Mr. Simon ($140,400), Mr. Densley, the former Vice President of Real Estate, ($160,600) and Ms. Jimenez, an independent contractor, ($100,000) in January of 2008.  Monterey Management S.A. made the following payments from its proceeds from the sale: $210,000 to Mr. Whitney and $95,000 to each Mr. Simon and Mr. Densley.

Mr. Whitney and Ingrid Whitney, Mr. Ronald Simon and his wife, former employees, associates and independent contractors and others own shares of Costa Rica Consulting, LLC (“CRC”).  CRC owned a 10% share of Rancho Monterey, S.A. as of December 31, 2007.  These shares were sold in 2008.

All of the transactions listed under the heading “Costa Rica” described herein, shall be collectively referred to as the “Costa Rican Transactions.”

Related Party Transactions Policy

The Board of Directors adopted a Related Party Transaction Policy for the review of related person transactions on March 23, 2007 which is available on our Web site at http://www.wincorporate.com/corpgov.htm.  Under these policies and procedures, the Audit Committee will review related person transactions in which we are or will be a participant to determine if they are in the best interests of our shareholders and the Company.  Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person had or will have a material interest and that exceed

$120,000 are subject to the Committee’s review.  Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction.  Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person. The related person may have a direct or indirect material interest in the transaction.

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

The Audit Committee will only approve a related person transaction if the Audit Committee determines that the terms of the related person transaction are beneficial and fair to the Company.  Approval of a related party transaction may be conditioned upon the Company and the related person taking any or all of the following additional actions, or any other actions that the Audit Committee deems appropriate, as set forth in more detail in the Company’s Related Party Transactions Policy.

It is the Company’s policy that the Committee shall approve any related party transaction before the commencement of the transaction.  However, if the transaction is not identified before commencement, it must still be presented to the Committee for its review and ratification.  The Audit Committee reviewed and approved the RW Leases.  A committee of independent directors of the Board of Directors is reviewing the Gulfstream Transactions, Costa Rican Transactions, Whitney Leadership acquisition and the Equity Corp. acquisition regarding compliance with the applicable governance and related party transaction requirements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted the audit of our Consolidated Financial Statements for the years ended December 31, 2007 and 2006.  It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the SEC.  As a result, our Audit Committee specifically approves, in advance, non-audit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence.  All services provided by EKS&H in 2007 were pre-approved in accordance with these procedures and the Audit Committee concluded that the services provided by EKS&H for activities unrelated to the audit in 2007 are compatible with EKS&H maintaining its independence.

The following table presents fees for professional audit services rendered by EKS&H, our independent auditor, for the audit of our Consolidated Financial Statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by EKS&H (in thousands).

	Years ended December 31,
	2007	2006
Audit fees	$783	$400

Audit-related fees (1)	26	25

Tax fees (3)	139	115

All other fees (2)	57	570

Total fees	$1,005	$1,110

(1)          Primarily includes the fees for the audit of our 401(k) plan.

(2)          In 2006, these fees relate primarily to the Form S-1 registration statements for the Company and EduTrades, Inc. filed, and withdrawn, respectively, with the SEC.

(3)          Primarily relates to tax compliance, tax advice and tax planning.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
3.01	Articles of Incorporation of the Registrant, as amended	Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

3.02	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

10.01	Securities Purchase Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.02	Stockholders Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.03	Registration Rights Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.04	Warrant Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.05	1998 Stock Option Plan	Incorporated by reference to Exhibit 99.3 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

10.06	Employment Agreement with Mr. Whitney	Incorporated by reference to Exhibits 10.07 through 10.11 in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 filed with the SEC on July 9, 2003.

10.07	Employment Agreement with Mr. Simon	Incorporated by reference to Exhibits 10.07 through 10.11 in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 filed with the SEC on July 9, 2003.

10.10	Employment Agreement with Mr. Kane	Incorporated by reference to Exhibits 10.07 through 10.11 in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 July 9, 2003.
10.11	Terms of Employment for Ms. Donoho	Incorporated by reference to Exhibit 10.11 in the Form 8-K filed with the SEC on December 22, 2008.

10.12	Employment Agreement with Mr. Novas	Incorporated by reference to Exhibit 10.12 in the Form 8-K filed with the SEC on January 25, 2006.

10.13	Operating Agreement dated July 18, 2006 for Rich Dad Education, LLC	Filed herewith. (Portions of Exhibit 10.13 have been omitted pursuant to a request for confidential treatment with the SEC.)

10.14	Licensing Agreement dated July 18, 2006 between Rich Dad Global, LLC and Rich Dad Education, LLC	Filed herewith. (Portions of Exhibit 10.14 have been omitted pursuant to a request for confidential treatment with the SEC.)

10.15	Licensing Agreement dated July 18, 2006 between Whitney Information Networks, Inc. and Rich Dad Education, LLC	Filed herewith. (Portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment with the SEC.)

10.16	Administrative Services Agreement dated July 18, 2006 between Rich Dad Education, LLC and Whitney Information Networks, Inc	Filed herewith. (Portions of Exhibit 10.16 have been omitted pursuant to a request for confidential treatment with the SEC.)

10.17	Amendment dated May 2, 2007 to the License Agreement between Whitney Information Network, Inc. and Rich Dad Education, LLC	Filed herewith.

10.18	Agreement dated January 7, 2008 among Whitney Information Network Inc., Whitney Education Group, Inc. and Russell A. Whitney	Incorporated by reference to Exhibit 10.1 in the Form 8-K dated January 7, 2008.

10.19	Referral Service Agreement dated June 30, 2003 between Whitney Education Group, Inc. and Gulfstream Development Group, LLC	Incorporated by reference in Exhibit 10.14 in the Company’s Form 10-K/A for the year ended December 31, 2006, filed with the SEC on January 15, 2009.

14.01	Code of Conduct	Filed herewith.

21.01	List of Subsidiaries	Filed herewith.

31.01	Section 302 Certification by the Chief Executive Officer	Filed herewith.

31.02	Section 302 Certification by the Chief Financial Officer	Filed herewith.

32.01	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.02	Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

Whitney Information Network, Inc.

	By:	/s/ Charles M. Peck
Charles M. Peck
Dated: January 15, 2009		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES M. PECK	Chief Executive Officer and Director	January 15, 2009
Charles M. Peck

/s/ ANNE M. DONOHO	Chief Financial Officer	January 15, 2009
Anne M. Donoho

/s/ STEVEN C. BARRE	Director	January 15, 2009
Steven C. Barre

/s/ FREDERICK A. CARDIN	Director	January 15, 2009
Frederick A. Cardin

/s/MURRAY A. INDICK	Director	January 15, 2009
Murray A. Indick

/s/ WALLACE L. TIMMENY	Director	January 15, 2009
Wallace L. Timmeny

/s/ RUSSELL A. WHITNEY	Director	January 15, 2009
Russell A. Whitney