Form 10-Q
period 2008-03-31
WHITNEY INFORMATION NETWORK INC
filed 2009-03-05
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

There were 11,738,587 shares of common stock outstanding as of February 11, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

( in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,730	$33,012
Restricted cash	8,797	8,449
Accounts receivable, net	806	439
Notes receivable, current portion	93	88
Deferred course expenses, current portion	23,554	19,251
Prepaid advertising and other prepaid expenses	3,704	3,896
Inventory	1,799	1,437
Assets held for sale	—	2,874
Total current assets	79,483	69,446

Notes receivable, net of current portion	10,048	10,073
Property and equipment, net	10,801	11,165
Investment and development costs in real estate	1,618	321
Intangible assets, net	416	432
Deferred course expenses, net of current portion	2	4
Other assets	333	243
Total assets	$102,701	$91,684
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,850	$8,305
Income taxes payable	972	777
Accrued course expenses	4,425	2,886
Other accrued expenses	9,080	7,190
Accrued salaries, wages and benefits	3,004	2,874
Accrued executive severance	1,300	1,950
Long-term debt, current portion	90	125
Deferred rental incentives, current portion	114	114
Deferred revenue, current portion	134,000	119,284
Total current liabilities	159,835	143,505

Long-term debt, net of current portion	2,938	2,952
Deferred rental incentives, net of current portion	423	451
Deferred revenue, net of current portion	10	16
Total liabilities	163,206	146,924

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding as of March 31, 2008, and December 31, 2007	2,591	2,591
Paid-in capital	2,008	1,842
Foreign currency translation adjustment	(1,580)	(1,659)
Accumulated deficit	(63,524)	(58,014)
Total stockholders’ deficit	(60,505)	(55,240)
Total liabilities and stockholders’ deficit	$102,701	$91,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2008	2007

Revenue	$42,604	$56,261

Operating costs and expenses:
Direct course expenses	22,129	25,429
Advertising and sales expenses	15,450	16,424
General and administrative expenses	9,745	10,016
Special items	233	3,286
Total operating costs and expenses	47,557	55,155
(Loss) income from operations	(4,953)	1,106

Other income (expense):
Other income, net	51	84
Interest income	368	440
Interest expense	(55)	(102)
Equity loss from related parties	(200)	(177)
Gain (loss) on sale of assets	1,080	(6)
Total other income	1,244	239

(Loss) Income before income taxes	(3,709)	1,345
Income tax provision	(225)	(61)
Net (loss) income	$(3,934)	$1,284
Net (loss) income per share:
Basic	$(0.34)	$0.11
Diluted	$(0.34)	$0.11
Weighted average common shares outstanding:
Basic	11,739	11,739
Diluted	11,739	11,895
Comprehensive (loss) income:
Net (loss) income	$(3,934)	$1,284
Foreign currency translation adjustments	79	(17)
Comprehensive (loss) income	$(3,855)	$1,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(3,934)	$1,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	407	336
Stock-based compensation costs	166	293
Deferred rental incentives	(28)	14
(Gain) loss on sale of assets	(1,080)	6
Equity loss from related parties	200	177
Changes in operating assets and liabilities:
Restricted cash	(348)	(1,868)
Accounts receivable, net	(367)	3,052
Prepaid advertising and other prepaid expenses	192	(258)
Inventory	(362)	83
Deferred course expenses	(4,301)	52
Other assets	(90)	(98)
Accounts payable	(1,455)	3,518
Accrued course expenses	1,539	546
Deferred revenue	14,710	(4,723)
Accrued salaries, wages and benefits	130	1,356
Accrued executive severance	(650)	—
Other accrued expenses	1,890	(1,484)
Income taxes payable	195	(61)
Net cash provided by operations	6,814	2,225

Cash flows from investing activities:
Purchase of property and equipment	(25)	(696)
Proceeds received on notes receivable	21	22
Proceeds from sale of assets	2,454	7
Investments in and advances to related parties, net	—	(75)
Net cash provided by (used in) investing activities	2,450	(742)

Cash flows from financing activities:
Distributions to joint venture partner	(1,576)	—
Principal payments on long-term debt	(49)	(118)
Net cash used in financing activities	(1,625)	(118)

Effect of foreign currency translation	79	(17)
Net increase in cash and cash equivalents	7,718	1,348
Cash and cash equivalents, at beginning of period	33,012	33,221
Cash and cash equivalents, at end of period	$40,730	$34,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Whitney Information Network, Inc. and its wholly-owned subsidiaries (collectively referred to herein as the “Company,” “we,” “us,” or “our”).  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2007 (“2007 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary to make a fair presentation of the Company’s financial position and operating results have been included.  The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

The results for the three months ended March 31, 2008, are not necessarily indicative of the results expected for the year ending December 31, 2008.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in the 2007 Form 10-K filed January 15, 2009. These accounting policies have not significantly changed.

Reclassifications

Certain reclassifications have been made in the 2007 Condensed Consolidated Financial Statements to conform to the 2008 presentation.

Recently Adopted Accounting Pronouncements

In January 2008, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value as used in other accounting pronouncements that require or permit fair value measurements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements.  SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level.  On February 6, 2008, the Financial Accounting Standards Board (“FASB”) deferred the effective date of SFAS No. 157 for all nonfinanical assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The effect of the adoption of SFAS No. 157 did not have a material effect on our fair value measurements.

Recently Issued Accounting Pronouncements

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

Note 3 — Special Items

Special items

Special items incurred during the three months ended March 31, 2008 and 2007, were approximately $0.2 million and $3.3 million, respectively.  These special items include the professional fees associated with the SEC and DOJ proceedings which began November 14, 2006, and December 11, 2006, respectively.

Note 4 — Notes Receivable

Notes receivable consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Note receivable from the sale of real estate. Principal and interest monthly at 6.25%, $6.2 million due at maturity, matures November 2015 and is collateralized by land and a building in Central Florida.	$7,065	$7,087
Note receivable from the sale of our 50% equity interest in land in the amount of $4.5 million with no interest. Issued in May 2007, matured December 2007 and is collateralized by 74 acres of land in Southwest Florida (“Tranquility Bay”).	3,076	3,074
Total of notes receivable	10,141	10,161
Less: current portion	(93)	(88)
Long-term notes receivable	$10,048	$10,073

See Note 12 — Commitments and Contingencies Litigation for further discussion of Tranquility Bay.

Note 5 —Assets Held for Sale

Assets held for sale at March 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 30, 2008	December 31, 2007
Investment in Rancho Monterey, S.A. and Monterey del Este, S.A.	$—	$905
Investment in Monterey del Mar, S.A.	—	1,233
Beautiful Hill, S.A.	—	736
	$—	$2,874

The investments in Rancho Monterey, S.A., Monterey del Este, S.A, and Beautiful Hill, S.A. were sold in January 2008 for approximately $2.5 million resulting in a net gain of approximately $1.1 million.  See Note 13 — Subsequent Events.  Our investment in Monterey del Mar, S.A. has not been sold and has been removed from assets held for sale during the quarter ended March 31, 2008.

Note 6 — Long-Term Debt

Long-term debt consists of (in thousands):

	March 31, 2008	December 31, 2007

Notes payable to individuals for the purchase of an equity interest in SCB Building, LLC. Principal and interest payments began in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,934	$2,942
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A. Principal and interest payments began in July 2003 at an interest rate of 5%. This note was paid in full in June 2008.	36	73
Other installment notes payable	58	62
Total long-term debt	3,028	3,077
Less: current portion	(90)	(125)
Long-term debt, net of current portion	$2,938	$2,952

Note 7— Certain Relationships and Related Transactions

The Company leases from Cape Promenade Trust (“Trust”) approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which the Company uses as a training facility, all located in Cape Coral, Florida.  The Trust is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney, and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals were $1,943, $13,913 and $7,238 in 2007 and 2008, respectively.  The 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace properties leases expired in March 2006, the Company is on a month-to-month basis with respect to these leases.  The Company extended the lease with respect to 1625 East Cape Coral Parkway through December 31, 2008.  See Note 12 — Subsequent Events for further discussion.

Gulfstream Development Group, LLC

At March 31, 2008 and December 31, 2007, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”), in which the Company was compensated for appointing Gulfstream as the exclusive offeror of homes for its students of our advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney.  The Company has no ownership interest in Gulfstream and had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream.  Gulfstream often constructs homes on lots owned by our students.  The Company originally received a referral fee of $1,000 for every Gulfstream home built for our students subsequent to the closing of each sale.  During 2007, the referral fee was increased to $2,500 with $500 of that being paid to the Company trainers who assisted in the referral.  The referral fees paid to the Company by Gulfstream amounted to zero and $22,000 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, Mr. Whitney held an indirect 12.5% interest in Gulfstream and received certain payments and distributions from this entity.  Mr. Whitney holds his investment in Gulfstream through Rec One, Inc., (“Rec One”), an entity that he and Ingrid Whitney jointly own.  Gulfstream also had an informal agreement with Mr. Whitney, in which Gulfstream paid him a referral fee of $4,000—$5,000 for each Gulfstream home built for our students.

Mr. Whitney received the following payments from Gulfstream during the quarter ended March 31, 2008; (i) salary of $30,000; (ii) transaction-based compensation of $563,464; and (iii) distributions to Rec One of $225,000.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions in regards to compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of March 31, 2008, the Company had an ownership interest of 62.9% of a hotel property located in Costa Rica.

In January 2008, the Company sold three of our investments in Costa Rican and Panamanian entities.  Those entities were: Rancho Monterey, S.A., Monterey del Este, S.A. and Beautiful Hill, S.A., in which the Company owned 30%, 8%, and 100%, respectively.  Proceeds from these entities net of commissions and other expenses were $0.9 million, $0.2 million and $1.4 million, respectively.  Commissions related to the sale were paid to Russell Whitney, our former Chief Executive Officer and Chairman of the Board in the amount of $0.4 million.  Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million, and $0.1 million, respectively.

A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions in regards to compliance with the applicable governance and related party transaction requirements.

Note 8 - Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  Management evaluates its ability to realize its deferred tax assets on an annual basis and adjusts its valuation allowance when it believes that it is more likely that the asset will not be realized.

During the period ended March 31, 2008 the Company recorded $100,000 of alternative minimum tax (“AMT”) income tax expense due to tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%.  The remaining 10% is subject to alternative minimum tax.  The Company also recorded $125,000 of state income tax expense related to jurisdictions where we do not have sufficient net operating losses to offset taxable income.

Note 9 — (Loss) income per Share

Basic (loss) income per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  The total of outstanding stock options and warrants as of March 31, 2008 was 1,033,400 and 890,719, respectively.  There were a total of 1,214,900 stock options and 890,719 warrants outstanding as of March 31, 2007.  A total of 155,727 potentially dilutive securities could be dilutive to future earnings for the three months ended March 31, 2007.  Additionally, the Company has combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	Three months ended March 31,
	2008	2007

Numerator for basic (loss) income per common share	$(3,934)	$1,284
Denominator for basic earnings per share - weighted average shares	11,739	11,739
Effect of dilutive securities - options and warrants	—	156
Denominator for diluted (loss) income per share - adjusted weighted average shares	11,739	11,895
Diluted (loss) income per common share	$(0.34)	$0.11

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

Our segment revenues and gross profit (deficit) are included in the following tables (in thousands):

	Three months ended March 31,
	2008	2007
Segment revenues:

Proprietary Brands
Real estate education	$17,929	$29,795
Financial markets education	7,096	23,726
Rich Dad Education	17,579	2,740
Consolidated	$42,604	$56,261

	Three months ended March 31,
	2008	2007
Segment gross profit (deficit):

Proprietary Brands
Real estate education	$8,836	$7,524
Financial markets education	(531)	8,540
Rich Dad Education	(3,280)	(1,656)
Consolidated	$5,025	$14,408

Note 11 - Stockholders’ Deficit

On March 28, 2008 the Company recorded $1.6 million in distributions to our joint venture partner, Rich Global, LLC.  The distribution was made in accordance with the Operating Agreement between Whitney Education Group and Rich Global, LLC.

Note 12 - Commitments and Contingencies

Software purchase commitment

In December 2005, the Company entered into a purchase commitment for new Customer Relationship Management software (“CRM”) for approximately $3.0 million which includes licensing, training and maintenance.  During the first quarter ended March 31, 2007, the Company recorded $1.1 million in expense; the Company has not incurred any additional expense for the CRM software during the quarter ended March 31, 2008.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating lease

The Company leases office space for administrative and training requirements.  These leases expire through January 2013.  See Note 7 — Certain Relationships and Related Transactions for related party leases.

The following table includes the rental expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007

Rental expense for operating leases	$290	$274

Future minimum rental payments under non-cancelable leases included above as of March 31, 2008 are as follows (in thousands):

Year 1	$1,050
Year 2	717
Year 3	604
Year 4	549
Year 5	367
Thereafter	—
$3,287

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

On December 11, 2006, the Company received a subpoena from the DOJ requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present.  The Company was notified that a grand jury investigation related to this matter had commenced.  Criminal indictments have been returned and civil charges have been filed against two former contractors.  On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf (“Woolf”) and David Gengler (“Gengler”), the two former contractors, with one count of conspiracy to commit mail fraud and wire fraud.  Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc., subsidiary at the time of their alleged criminal activities.  The defendants are no longer independent contractors for the Company or any of its subsidiaries.  The Company and its subsidiaries were not charged in the indictment, and none of the Company’s present or former directors or officers were charged in the indictment.  On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for the Company’s EduTrades, Inc., subsidiary.

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and Whitney Information Network, Inc. received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada.  A class action was requested for all persons who have made various real estate investments, at the alleged inducement, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Whitney Information Network, Inc. and/or Jean Lafrenière.  The complaint seeks repayment of $39,235 to the Petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company’s Common Stock from November 18, 2003, through and including December 15, 2006.  The plaintiff seeks unspecified compensatory damages, unspecified equitable relief, and attorney’s fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  This case has not been certified as a class action.  See Note 13 — Subsequent Events for further discussion.

On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a shareholder derivative complaint alleging that the named defendants breached certain fiduciary duties and violated certain securities laws.  The plaintiff seeks unspecified monetary damages, unspecified equitable relief, unspecified restitution and disgorgement of profits from individual defendants, and fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  See Note 13 — Subsequent Events for further discussion.

On March 22, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The case is Glenn Acciard, et. al. vs. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Twentieth Judicial Court in and for Lee County, Florida alleging that the Company, including two of our executive officers, and 18 other defendants not associated with the Company, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students.  The allegations in the complaint include claims of constructive and common law fraud and other violations.  The plaintiffs seek unspecified monetary damages, unspecified punitive damages, interest, a refund of the purchase price of the lots sold to the plaintiffs, costs, attorney’s fees and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On August 23, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  Plaintiffs Sirli Jehe and Kalev Kruuk brought suit against Russell Whitney, John Kane, Whitney Education Group, Inc. et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Unfair and Deceptive Trade Practices Act based on an alleged scheme to induce real estate investors to purchase real property at inflated prices.  Numerous motions to dismiss are currently pending.  The plaintiffs seek a refund of the price of the lots sold to them, monetary damages in excess of $100,000, unspecified punitive damages, costs, attorney’s fees, and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On September 21, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The lawsuit is Jeffrey Watson v. Whitney Education Group, Inc, and Russell Whitney in the Twentieth Judicial Circuit Court in and for Lee County, Florida and alleges that Whitney Education Group, Inc,  and Russell Whitney breached a student contract, violated the Florida Unfair and Deceptive Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud by failing to recommend fair and objective vendors in connection with the development and purchase of real estate in an investment program purchased by Plaintiff.  Motions to Dismiss Plaintiff’s complaint are currently pending.  The plaintiff seeks unspecified compensatory damages, unspecified punitive damages, a declaratory judgment determining the rights of the parties, attorney’s fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On November 7, 2007, two complaints were received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The case is Huron River Area Credit Union v. James M. Easterly.  In both lawsuits, James M. Easterly filed third party complaints against Russell Whitney, Whitney Information Network, Inc., John Kane, and other third party co-defendants alleging breach of fiduciary duty, constructive fraud, violation of Florida Land Sales Practices Act, violation of Florida’s Deceptive and Unfair Trade Practices Act, civil conspiracy to defraud, and Florida RICO conspiracy through an alleged scheme to entice persons to invest in real estate at inflated prices through real estate education courses offered by the Company.  In each third party complaint, Easterly alleges losses in excess of $100,000 as a result of the purchase of two separate properties from Gulfstream Development Group, LLC.  Multiple motions to dismiss are pending and await a decision by the court.  Easterly seeks unspecified damages, including a refund of the purchase price of lots sold to him, unspecified interest, taxes paid on the lots, costs, attorney’s fees, and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

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

On January 23, 2008, the Company filed a foreclosure lawsuit against Tranquility Bay of Southwest Florida LLC, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC—parties to the mortgage and/or security agreement.  Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), defaulted on its mortgage payment of $4.5 million to Whitney Information Network, Inc., that was due on or before December 31, 2007.  The lawsuit seeks a judgment of foreclosure on the mortgage instrument.  In the alternative, the lawsuit seeks a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the resulting real property.  Further in the alternative, we seek damages from Anthony Scott Dunlap related to a personal guarantee that Mr. Dunlap signed in relation to the mortgage.  The lawsuit is currently pending in the Circuit Court in Lee County, Florida, and is in the discovery phase.

The Company and one of its directors, Russell A. Whitney (“Whitney”) and WIN CR II Trust (“Trust’), a Company affiliate, are engaged in a series of legal actions with M. Barry Strudwick (“Strudwick”) and Susan Weiss (“Weiss”), and others relating to Monterey del Mar, S. A. (“MDMSA”), a Panamanian Company.

•                  In December 2006, the Company filed suit in the United States District Court for the Eastern District of New York against Weiss for defamation.  Weiss has filed a counterclaim seeking $2.5 million in compensatory damages and punitive damages in an amount exceeding $7.5 million.  We believe that Weiss’ claims lack merit and will vigorously defend this lawsuit.

•                  On January 26, 2007, the Company and WIN CR II Trust (the “Trust”), an affiliate of the Company, filed an action against Strudwick, Weiss, and others which is now pending in the United States District Court for the Middle District of Florida.  The Company seeks declaratory and monetary relief for conspiracy, conversion, tortious interference, malpractice, and other causes of action.

•                  On January 31, 2008, Strudwick and Weiss filed suit against Whitney, and the Company, among others, in Maryland state court for defamation, injurious falsehood, abuse of process, tortious interference with prospective business advantage, and invasion of privacy.  The case has been removed to the United States District Court for the District of Maryland.  The claims relate to acts and statements allegedly made by agents of the Company surrounding the alleged attempt by Strudwick to develop and sell real property in Costa Rica and Weiss’ attempt to seize control of MDMSA.  Plaintiffs seek compensatory damages of $18 million and punitive damages of $50 million.  The Company and Whitney have answered the complaint.  We believe that the plaintiffs’ claims lack merit and will vigorously defend this lawsuit.

The Company is involved from time to time in routine legal matters incidental to our business.  Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 13 - Subsequent Events

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

On July 9, 2008, the Company entered into an Assurance of Voluntary Compliance (the “North Dakota AVC”) with the Office of the Attorney General of the State of North Dakota.  The North Dakota AVC was entered into without an admission or judicial determination that the Company violated any laws, rules or regulations.  Pursuant to the North Dakota AVC, the Company agreed to comply with North Dakota’s Transient Merchant statute, including the posting of a $50,000 bond, when required to do so by North Dakota law.  The Company also agreed to offer refunds to North Dakota consumers who entered into contract during while the Company did not have a North Dakota Transient Merchant’s license.  Finally, the Company agreed to make a payment of $10,000 to the Office of the Attorney General of North Dakota.  No civil penalties were imposed on the Company under the AVC.

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

On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against the Company in the Circuit Court for the 20th Judicial District for Lee County, Florida for $1.4 million for funds allegedly owed to him due to the improper termination of his employment agreement.  The Company believes this lawsuit is without merit.

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act.  The subpoena seeks information about consumer-investors that attended Whitney Information Network, Inc.’s Millionaire University (“MU”) and invested in Florida homes built by Gulfstream Development Group LLC, Gulfstream Realty and Gulfstream Realty and Development, LLC since August 1, 2004.  Further the subpoena seeks documents and records comprising advertising, marketing, investments and sales materials presented to those MU students along with documents and records describing the Company’s earnings derived from Gulfstream Development Group, LLC and Gulfstream Realty and Development, LLC.  On January 15, 2009 the company produced documents responsive to the subpoena.

On November 17, 2008, the Middle District Court issued an order granting the Company’s motion to dismiss the Durham Class Action Lawsuit without prejudice.  On December 8, 2008, the Company was served a consolidated amended class action complaint filed by Arnold Friedman individually and on behalf of all others similarly situated in the Middle District

Court alleging violations of the federal securities laws.  Friedman seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the Middle District Court.  See Note 12 —Commitments and Contingencies.

On November 19, 2008 an order granting the defendants motion to dismiss without prejudice was ordered by the court, for the complaint served the Company on March 8, 2007 by Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a derivative complaint alleging that the named defendants violated certain fiduciary and securities laws.  See Note 12 — Commitments and Contingencies.

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

On January 20, 2009, the Company sold the corporate aircraft, a Cessna Citation VII to an unrelated third party for $3.8 million in cash less commissions of $0.1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (“Quarterly Report” or “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report are forward-looking.  We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009, and the risks discussed in other SEC filings.  These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this Report reflect the beliefs of our management on the date of this Quarterly Report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

Executive Overview

Our business

In the United States, the United Kingdom, and Canada, we offer post-secondary non-accredited preview, primary and advanced courses, and training in two primary fields of study:

•                  Real estate education

•                  Financial markets education

Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long-term value. Our brand portfolio includes:

•                  For real estate investment workshops and preview courses:

—Russ Whitney®’s Building Wealth™

—Teach Me™ Foreclosure and Real Estate Investing

—Rich Dad® Education (“RDE”)

—Private label brands:

•                  Real Estate Success System

•                  For financial markets investment workshops and preview courses:

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

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Online Live

•                  On Demand Recorded

•                  Conferences

•                  Teleconferences

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended March 31,
	2008	2007

Revenue	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	51.9	45.2
Advertising and sales expenses	36.3	29.2
General and administrative expenses	22.9	17.8
Special items (a)	.5	5.8
Total operating costs and expenses	111.6	98.0

(Loss) income from operations	(11.6)	2.0

Gross profit	11.8	25.6

Other income (expense):
Other income, net	0.1	0.1
Interest income	0.9	0.8
Interest expense	(0.1)	(0.2)
Equity loss from related parties	(0.5)	(0.3)
Gain on disposition of assets	2.5	—
Total other income	2.9	0.4

(Loss) income before income taxes	(8.7)	2.4
Income tax provision	(0.5)	(0.1)

Net (loss) income	(9.2)%	2.3%

(a)          Special items expense includes direct costs associated with the SEC and the DOJ investigations.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of special items (including the costs associated with the SEC and the DOJ investigations, class action and derivative lawsuits); interest income; interest expense; other income (expense), net income tax (provision) benefit; stock option compensation expense; depreciation and amortization expense; and equity income (loss) from related parties.  We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses.  Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

The vast majority of our costs to acquire students have been expended before a student attends any basic or advanced training.  Those costs include media, travel, facilities and instructor fees for the preview workshops and are expensed when incurred.

However, revenue recognition of tuition paid by students to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the student, (ii) the student has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue recognized through course breakage.  It is only after one of those four occurrences that revenue is considered earned.  Thus, reporting in accordance with GAAP creates significant timing differences with respect to revenue and expenses, both in our condensed consolidated statements of cash flows and condensed consolidated statements of operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

Adjusted EBITDA has material limitations and should not be considered as an alternative to net income (loss), cash flows provided by operations, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity.  Items excluded from Adjusted EBITDA are significant components in understanding our financial performance.  Because Adjusted EBITDA is not a financial measurement calculated in accordance with GAAP and is subject to varying calculations, Adjusted EBITDA as presented may not be comparable to other similar titled measures of performance used by other companies.

The table below is a reconciliation of the Company’s net (loss) income to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	Three months ended March 31,
	2008	2007

Net (loss) income	$(3,934)	$1,284
Special items	233	3,286
Interest income	(368)	(440)
Interest expense	55	102
Other expense, net	(51)	(84)
Income tax provision	225	61
Stock-based compensation	166	293
Depreciation and amortization expense	407	336
Equity loss from related parties	200	177
(Gain) loss on sale of assets	(1,080)	6
EBITDA	(4,147)	5,021

Net change in deferred revenue	14,710	(4,723)
Net change in deferred course costs	(4,301)	52
Adjusted EBITDA	6,262	$350
Adjusted EBITDA as a percentage of cash received from course and product sales	10.9%	0.7%

Cash Sales

The following table provides a reconciliation of the Company’s reported revenue to cash sales for its two business segments: its Proprietary Brands segment and Rich Dad Education segment.  Cash sales are a metric used by management in assessing the Company’s segments performance.  We define cash sales as revenue plus the change in deferred revenue.  Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in thousands):

	Three months ended March 31,
	2008	2007
Cash received from course and product sales:
Proprietary Brands
Real estate education	$10,504	$25,250
Financial markets education	4,678	16,716
Rich Dad Education	42,132	9,572
Total consolidated cash received from course and product sales	57,314	51,538

Change in deferred revenue (increase)/decrease:
Proprietary Brands
Real estate education	7,425	4,546
Financial markets education	2,418	7,009
Rich Dad Education	(24,553)	(6,832)
Total consolidated change in deferred revenue	(14,710)	4,723

Revenue:
Proprietary Brands
Real estate education	17,929	29,795
Financial markets education	7,096	23,726
Rich Dad Education	17,579	2,740
Total consolidated revenue for financial reporting purposes	$42,604	$56,261

Business segments

We operate in two business segments: Proprietary Brands and RDE.  The proportion of revenue from each segment is as follows:

	For the Three Months ended March 31,
As a percentage of total revenue	2008	2007

Proprietary Brands:
Real estate education	42.1%	52.9%
Financial markets education	16.6	42.2
	58.7%	95.1%
Rich Dad Education:	41.3	4.9
	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™.  We have added to our brand portfolio by offering our students additional real estate education offerings.  We launched Teach Me Foreclosure™ and Real Estate Investing in 2006.

Cash sales for the three months ended March 31, 2008 (“first quarter of 2008”) and 2007 (“first quarter of 2007”) were $10.5 million and $25.3 million, and revenues for these quarters were $17.9 million and $29.8 million, respectively.  The decrease of $14.8 million in cash sales in 2008 as compared to 2007 was primarily attributable to the decline in sales of Russ Whitney®’s Building Wealth ™ and of Teach Me Foreclosure™ and Real Estate Investing courses.  In addition, there was decreased interest among prospective students in our real estate course offerings in the first quarter of 2008 which may have been due to the downturn in the housing market.  These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one paid course, and a lower average amount of sales of advanced courses per student.  The decrease of $11.9 million in revenue in the first quarter of 2008 as compared to the first quarter of 2007 was primarily attributable to the shift in our business focus from the Proprietary Brands to the RDE Brand.  In addition, revenue recognized from course breakage was $5.2 million in the first quarter of 2008 as compared to $6.0 million in the first quarter of 2007, a decrease of $0.8 million or 13.3%.

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

Cash sales for the first quarters of 2008 and 2007 were $4.7 million and $16.7 million, respectively, and revenues for these quarters were $7.1 million and $23.7 million, respectively.  The decrease of $12.0 million in cash sales for the first quarter of 2008 as compared to the first quarter of 2007 was primarily attributable to the decline in sales of our Teach Me to Trade® brand.  The decrease of $16.6 million in revenue for the first quarter of 2008 as compared to 2007 was primarily attributable to the shift in our business focus from the Proprietary Brands to the RDE Brand.  In addition, revenue recognized from course breakage was $2.4 million in the first quarter of 2008, as compared to $5.1 million in the first quarter of 2007, a decrease of $2.7 million or 52.9%.

Rich Dad Education

In 2006, we launched Rich Dad Education, Inc. (“RDE”), in alliance with Rich Global, LLC, which is based on the investing principles and philosophy of Robert Kiyosaki, detailed in his best-selling book, Rich Dad Poor Dad.  Our RDE Brand provides investor education in the United States, the United Kingdom and Canada.

Cash sales for the quarters ended March 31, 2008 and 2007 were $42.1 million and $9.6 million, respectively, and revenues for these quarters were $17.6 million and $2.7 million, respectively.  The increase of $32.5 million or 338.5% in cash sales and $14.9 million or 551.9% in revenues for the first quarter of 2008 compared to the first quarter of 2007 was primarily attributable to the shift in the our business focus from the Proprietary Brands to the RDE Brand and the resulting increase in the number of RDE events.  The variance between cash sales and revenue recognized for the RDE Brand is a result of revenue being deferred and recognized upon course completion in accordance with our revenue recognition policy.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

Revenue for the quarter ended March 31, 2008, was $42.6 million a decrease of $13.7 million, or 24.3%, from $56.3 million for the quarter ended March 31, 2007.

The following table reconciles cash received from our courses to the revenue for financial reporting purposes (in thousands):

	Three months ended March 31,		% Change
	2008	2007	2008 vs. 2007
Cash received from course and product sales:
Basic training sessions	$6,783	$7,417	(8.5)%
Advanced courses	43,694	40,012	9.2
Product sales	4,699	3,442	36.5
Other	2,138	667	220.5
Total cash received from course and product sales	$57,314	$51,538	11.2
Net change in deferred revenue	(14,710)	4,723	(411.5)
Revenue for financial reporting purposes	$42,604	$56,261	(24.3)%

The decrease in revenue in the first quarter of 2008 as compared to the first quarter of 2007 is primarily due to the increase in sales of our RDE Brands for which revenue is deferred and recognized upon course completion in accordance with our revenue recognition policy.  No course breakage was recognized for RDE Brands in the first quarter of 2008 because we lack sufficient historical data to calculate and record course breakage for this brand.  Course breakage for our Proprietary Brands in the first quarter of 2008 was $7.6 million as compared to $11.1 million in the first quarter of 2007, a decrease of $3.5 million or 31.5%.

The following table illustrates the number of educational events for the comparative periods:

	Three months ended March 31,		% Change
	2008	2007	2008 vs. 2007
Number of courses
Free preview workshops	1,424	1,468	(3.0)%
Basic training sessions	302	251	20.3
Advanced live courses	151	161	(6.2)
Advanced electronic courses	35	34	2.9
	1,912	1,914	(0.1)%

Number of attending students
Basic training sessions	11,198	13,426	(16.6)%
Advanced live courses	2,774	2,279	21.7
Advanced electronic courses	1,009	619	63.0
	14,981	16,324	(8.2)%

Average students per paid course
Basic training sessions	37.1	53.5	(30.7)%
Advanced live courses	18.4	14.2	29.6%
Average	30.8	38.1	(19.2)%

Approximately 20.5% of the students attending the free preview workshops purchased one or more of our basic training sessions during the first quarter of 2008, a decline of 3.7 percentage points from 24.2% in the first quarter of 2007.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table sets for the as a percentage of the media source by which prospective students accessed our free preview workshops:

	Three months ended March 31,
	2008	2007

Television	27.0%	54.3%
Direct mail	11.1	14.3
Website	26.8	17.3
Newspaper	3.5	4.7
Online advertising	23.3	8.1
Radio and other	8.3	1.3
	100.0%	100.0%

Prospective students registering for our free preview workshops via our branded websites increased 9.5 percentage points for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007.  Online advertising increased by 15.2 percentage points for the first quarter of 2008 as compared with the first quarter of 2007 due to our internet advertising strategy for the RDE Brand which is a departure from the primarily television-based advertising strategy used for our Proprietary Brands.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

For the three months ended March 31, 2008, direct course expenses were $22.1 million, as compared with $25.4 million for the three months ended March 31, 2007, a decrease of $3.3 million or 13.0%.  The decrease in direct course expense is attributable to decreases in sales commissions, product costs and event expenses related to the decrease in sales of our Proprietary Brands.  These decreases were partially offset by an increase in administrative fees related to merchant processing charges for RDE Brand sales and other certain costs.  As a percentage of revenue, direct course expenses increased 6.8 percentage points from 45.1% for the quarter ended March 31, 2007, to 51.9% for the quarter ended March 31, 2008.  The increase as a percentage of revenue was primarily due to the increase in RDE Brand sales which are recorded as deferred revenue per our revenue recognition policy until attended.

The following table sets forth the changes in the significant components of direct course expenses (table in millions):

				% of Revenues
	Three months ended March 31,		%Change	Three months ended March 31,
	2008	2007	2008 vs. 2007	2008	2007

Product costs	$6.0	$7.5	(20.0)%	14.1%	13.3%
Course events	9.2	10.0	(8.0)	21.6	17.8
Commission, fees and payroll	5.2	7.1	(26.8)	12.2	12.6
Administrative fees and other	1.7	0.8	112.5	4.0	1.4
Total	$22.1	$25.4	(13.0)%	51.9%	45.1%

Advertising and sales expense

Advertising and sales expense as an expense category consists of two components:

•                  Purchased media to generate registrations to our free preview workshops, and

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

We obtain the majority of our students through free preview workshops.  These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom and Canada.  Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

The following table presents the expense categories that comprise advertising and sales expense for the quarters ended March  31, 2008 and 2007, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Three months ended March 31,
Expense category	2008		2007

Television expense	$5,465	35.4%	$9,756	59.4%
Direct mail expense	1,441	9.3	1,774	10.8
Newspaper expense	666	4.3	614	3.7
Internet expense	2,793	18.1	1,668	10.2
Radio and other expense	1,408	9.1	257	1.6
Media spending	11,773	76.2	14,069	85.7
Telemarketing/Outreach sales commissions	1,409	9.1	1,969	12.0
RDE licensing fees	2,268	14.7	386	2.3
Advertising and sales expense	$15,450	100.0%	$16,424	100.0%

Our media spending decreased by 16.3% for the quarter ended March 31, 2008, as compared to the same period in 2007.  We re-directed our media spending from television to internet advertising during the first quarter of 2008.

Media spending by category as a percentage of total media spending is presented in the following table:

	Three months ended March 31,
	2008	2007

Television	46.4%	69.3%
Direct mail	12.2	12.6
Newspaper	5.7	4.4
Internet	23.7	11.9
Radio and other	12.0	1.8
	100.0%	100.0%

For the quarter ended March 31, 2008, advertising and sales expenses were $15.4 million, a decrease of $1.0 million or 6.1%, as compared to $16.4 million for the same period of 2007.  As a percentage of revenue, advertising and sales expenses increased 7.0 percentage points from 29.2% for the quarter ended March 31, 2007, to 36.2% for the quarter ended March 31, 2008, due to the increase in the RDE Brand sales which are recorded as deferred revenue in accordance with our revenue recognition policy.  Deferred revenue is recognized upon course completion.  The RDE Brand has insufficient historical data exists to calculate and record course breakage.

Gross profit

Gross profit decreased to $5.0 million in the first quarter of 2008, as compared with $14.4 million in the first quarter of 2007, a decrease of $9.4 million or 65.3%.  This decrease is primarily attributable to $13.7 million less in revenue partially offset by a decrease in direct course expense of $3.3 million and advertising and sales expense of $1.0 million.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff.

General and administrative expenses were $9.7 million for the quarter ended March 31, 2008, a decrease of $0.3 million, or 3.0%, as compared to $10.0 million for the quarter ended March 31, 2007.  As a percentage of revenue, general and administrative expenses were 22.8% and 17.8% of revenue for the quarters ended March 31, 2008 and 2007, respectively, an increase of 5.0 percentage points.  This increase as a percentage of revenue is primarily due to the deferred recognition of RDE revenues.

The following table set forth the changes in significant components of general and administrative expenses (table in millions):

				% of Revenues
	Three months ended March 31,		%Change	Three months ended March 31,
	2008	2007	2008 vs. 2007	2008	2007
Office and facility costs	$1.4	$1.3	7.7%	3.3%	2.3%
Salaries, wages and benefits	6.2	6.0	1.6	14.5	10.8
Professional fees	1.0	0.7	42.9	2.4	1.3
Other	1.1	1.4	(15.4)	2.6	2.3
Customer relationship management software	—	0.6	(100.0)	—	1.1
Total	$9.7	$10.0	(3.0)%	22.8%	17.8%

The $0.3 million decrease in general and administrative expenses was due primarily to the reduction in costs related to our CRM software of $0.6 million and certain other costs of $0.3 million, partially offset by the increase of $0.2 million in salaries, relocation expenses and benefits due to the addition of new employees in our accounting and technology departments, $0.3 million in professional fees and $0.1 million in office and facility costs.

Special items

Special items incurred for the three months ended March 31, 2008 were $0.2 million, a decrease of $3.1 million, or 93.9% as compared with the three months ended March 31, 2007 of $3.3 million.  The decrease was primarily attributable to lower legal fees and other costs associated with the SEC and the DOJ investigations.

Stock-based compensation

During each of the three months ended March 31, 2008 and 2007, we recorded approximately $0.2 million and $0.3 million, respectively, of stock-based compensation.  We consider all of our stock-based compensation as a component of general and administrative expenses.

Other income (expense), net

Other income in each of the first quarter of 2008 and 2007 was $0.1 million and represents miscellaneous income.

Equity loss from related parties

Equity loss from related parties for the three months ended March 31, 2008 and 2007 was $0.2 million.  This loss is related to our investments in Costa Rican and Panamanian entities as of March 31, 2007 and March 31, 2008. Three of these investments were sold in January 2008.

Income tax provision

In the first quarter of 2008 we recorded approximately $225,000 for our income tax provision as compared with $61,000 for the first quarter of 2007.  The increase is due to Alternative Minimum Tax expense incurred as a result of limitations on the amount of net operating loss carryforward that can be used to offset taxable income.  In addition, we will pay state income tax in jurisdictions where we do not have sufficient net operating loss carryforwards to offset taxable income.

Net (loss) income

Net loss for the quarter ended March 31, 2008 was $3.9 million as compared to a net income of $1.3 million for the quarter ended March 31, 2008.

Known Trends

We experienced an accelerating decline in the Company’s Proprietary Brands during 2008, as discussed in our review of segment performance.  During 2007 and 2008, we discontinued several of our under-performing brands and evaluated our other course offerings in response to current economic trends.

In comparison, the RDE segment experienced a rapid acceleration in sales in 2007, with some leveling off in 2008.  As of March 31, 2008, 73.5% of our cash sales were generated by this brand.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  As of March 31, 2008, cash, cash equivalents and restricted cash increased by $8.0 million to $49.5 million from $41.5 million as of December 31, 2007.

Our joint venture agreement with Rich Global, LLC, requires us to segregate our cash balances between: (i) funds received from RDE students, and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands. However, the RDE Brand cash balances may be used for expenses associated with the RDE Brand and the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.  Our RDE Brand accounted for approximately 73.5% of our total cash sales for the first quarter of 2008.  See Business Segments.

Our $49.5 million of cash, cash equivalents and restricted cash balances include $36.9 million attributable to RDE and $12.6 million related to our Proprietary Brands business.  As of December 31, 2007, the cash, cash equivalents and restricted cash balances of $41.5 million included $26.8 million attributable to RDE and $14.7 million related to our Proprietary Brands.  The increase in the RDE cash balances in 2008 compared to 2007 reflects the continued growth in sales of RDE products and services.

Net cash provided by operations was $6.8 million in the first quarter of 2008, compared with $2.2 million for the same period in 2007, a change of $4.6 million.  The change in cash provided by operations was primarily due to changes in the operating assets and liabilities as a result of the new business generated from our RDE Brands as compared with the first quarter of 2007 and, to a lesser extent, the $1.1 million gain received from the disposition of assets held for sale.  Our primary source of cash from operating activities was the cash received from courses and products sold to our students.

Cash provided by investing activities was $2.5 million in the first quarter of 2008 as compared to cash used in investing activities of $0.7 million from the first quarter of 2007.  The increase in cash provided from investing activities was attributable to the proceeds received from the sale of some of our investments in Costa Rican and Panamanian entities for $2.5 million and the reduction in capital expenditures.

Cash used in financing activities was $1.6 million for the three months ended March 31, 2008, as compared with $0.1 million for the three months ended March 31, 2007.  The change is due to the $1.6 million distribution to Rich Dad Global, LLC and the $0.1 million decrease in principal payments made on our notes payable.

We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion.  We will continue to pursue business opportunities, strategic acquisitions and/or alliances.

The majority of our cash equivalents are invested in short-term, liquid, investment grade commercial paper with yields ranging from 2.5% to 4.5%.  Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $8.8 million at March 31, 2008 and $8.4 million at December 31, 2007.  As of December 31, 2007, we held a letter of credit to secure merchant accounts and certain state bonding requirements for $0.1 million, which was supported by a certificate of deposit which earned interest at 5.2%. We did not hold any letters of credit as of March 31, 2008.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are expending a significant amount of financial resources.  We estimate that through March 31, 2008, we incurred over $11.3 million in professional and external direct costs associated with these matters in total ($0.2 million in the three months ended March 31, 2008).  The costs of the investigations and legal proceedings may have a material adverse effect on us.  We do not know what the full costs of the investigations or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital.  However, the investigations by both the SEC and DOJ and the related shareholder and derivative lawsuits may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future.  We intend to continue to use working capital for operating purposes.  As of March 31, 2008, the portion of our consolidated deferred revenue balance of $134.0 million that is related to our worldwide RDE business is $82.7 million.

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

Non-core investments

In January 2008, we sold three of our investments in Costa Rica and Panamanian entities, including Rancho Monterey, S.A. Monterey del Este, S.A. and Beautiful Hill, S.A.  The net proceeds from the sale of these entities were $2.5 million and we realized a gain on the sale of $1.1 million.  Commissions related to the sale were paid to Russell Whitney, our former Chief Executive Officer and Chairman of the Board in the amount of $0.4 million.  Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million and $0.1 million, respectively.

Our remaining interests in the Costa Rican and Panamanian entities are presented in the following table:

			As of March 31, 2008
Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loans ($ 000’s)
MDM/MTO (a)	Hotel/land concession	Equity	62.9%	$1,032.8
Monterey Management, S.A.(b)	Management services	N/A	0.0%	321.1
Total				$1,353.9

N/A — Not applicable

(a)  The full entity names are Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”).

(b)  Monterey Management S.A., is owned 100% by Ms. Maria Jimenez, an independent contractor for the Company.  We previously advanced approximately $0.3 million in working capital funds to this entity for which we were repaid in May 2008.  We do not have any ownership in this entity.

In addition, we own a 50% interest in Monterey del Llano, S.A., which owns a one-third interest in Monterey Group, S.A., whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property.  Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results.  Therefore, we do not record an equity interest related to these entities.

Southwest Florida Investment

In 2004, we entered into a joint venture under which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC which owns 74 acres of land zoned for residential development in Southwest Florida.  From the time of the investment, this entity had no ongoing activity other than minimal costs of carrying the land.  We recorded our share of these costs under the equity method of accounting.

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

Our net book value for this investment is approximately $2.8 million.  We do not have any debt associated with this asset and we will not receive proceeds unless the buyer is able to secure the requisite financing.  Accordingly, we will not record any gain on this asset sale until cash proceeds are realized.  The note receivable on this property was due and payable on December 31, 2007.  On January 23, 2008 we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC,.  As a result we have reclassified the note receivable from a current asset to a non-current asset on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to our consolidated financial statements for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K.

Recent Accounting Pronouncements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2007 Annual Report on Form 10-K.

Because of these material weaknesses, we performed additional controls, procedures and analyses designed to ensure that our unaudited condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States.  We relied on increased monitoring and review to compensate for the material weaknesses in our internal controls.  Accordingly, management believes that the unaudited condensed consolidated financial statements included in this quarterly report fairly presents in all material respects our financial position, results of operations and cash flows for the period presented.

b)             Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As described more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K, in connection with the restatement of our audited financial statements for the years December 31, 2006, 2005 and 2004 and the material weaknesses described in our 2007 Annual Report, our Board of Directors, various Board committees and our new senior management team are developing and implementing new processes and procedures governing our internal over financial reporting.  We believe that these measures will remediate the material weaknesses we have identified as of March 31, 2008 and strengthen our internal control over financial reporting and disclosure controls and procedures.  Under the direction of our CEO and CFO, we will continue to review and revise as warranted the overall design and operation our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address the material weaknesses.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On December 11, 2006, the Company received a subpoena from the DOJ requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present.  The Company was notified that a grand jury investigation related to this matter had commenced.  Criminal indictments have been returned and civil charges have been filed against two former contractors.  On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf (“Woolf”) and David Gengler (“Gengler”), the two former contractors, with one count of conspiracy to commit mail fraud and wire fraud.  Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc., subsidiary at the time of their alleged criminal activities.  The defendants are no longer independent contractors for the Company or any of its subsidiaries.  The Company and its subsidiaries were not charged in the indictment, and none of the Company’s present or former directors or officers were charged in the indictment.  On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for the Company’s EduTrades, Inc., subsidiary.

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and Whitney Information Network, Inc. received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada.  A class action was requested for all persons who have made various real estate investments, at the alleged inducement, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Whitney Information Network, Inc. and/or Jean Lafrenière.  The complaint seeks repayment of $39,235to the Petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company’s Common Stock from November 18, 2003, through and including December 15, 2006.  The plaintiff seeks unspecified compensatory damages, unspecified equitable relief, and attorney’s fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  This case has not been certified as a class action.  See Note 13 — Subsequent Events for further discussion.

On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a shareholder derivative complaint alleging that the named defendants breached certain fiduciary duties and violated certain securities laws.  The plaintiff seeks unspecified monetary damages, unspecified equitable relief, unspecified restitution and disgorgement of profits from individual defendants, and fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  See Note 13 — Subsequent Events for further discussion.

On March 22, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The case is Glenn Acciard, et. al. vs. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Twentieth Judicial Court in and for Lee County, Florida alleging that the Company, including two of our executive officers, and 18 other defendants not associated with the Company, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students.  The allegations in the complaint include claims of constructive and common law fraud and other violations.  The plaintiffs seek unspecified monetary damages, unspecified punitive damages, interest, a refund of the purchase price of the lots sold to the plaintiffs, costs, attorney’s fees and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On August 23, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  Plaintiffs Sirli Jehe and Kalev Kruuk brought suit against Russell Whitney, John Kane, Whitney Education Group, Inc. et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Unfair and Deceptive Trade Practices Act based on an alleged scheme to induce real estate investors to purchase real property at inflated prices.  Numerous motions to dismiss are currently pending.  The plaintiffs seek a refund of the price of the lots sold to them, monetary damages in excess of $100,000, unspecified punitive damages, costs, attorney’s fees, and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On September 21, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The lawsuit is Jeffrey Watson v. Whitney Education Group, Inc, and Russell Whitney in the Twentieth Judicial Circuit Court in and for Lee County, Florida and alleges that Whitney Education Group, Inc,  and Russell Whitney breached a student contract, violated the Florida Unfair and Deceptive Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud by failing to recommend fair and objective vendors in connection with the development and purchase of real estate in an investment program purchased by Plaintiff.  Motions to Dismiss Plaintiff’s complaint are currently pending.  The plaintiff seeks unspecified compensatory damages, unspecified punitive damages, a declaratory judgment determining the rights of the parties, attorney’s fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

On November 7, 2007, two complaints were received by our wholly-owned subsidiary, Whitney Education Group, Inc.  The case is Huron River Area Credit Union v. James M. Easterly.  In both lawsuits, James M. Easterly filed third party complaints against Russell Whitney, Whitney Information Network, Inc., John Kane, and other third party co-defendants alleging breach of fiduciary duty, constructive fraud, violation of Florida Land Sales Practices Act, violation of Florida’s Deceptive and Unfair Trade Practices Act, civil conspiracy to defraud, and Florida RICO conspiracy through an alleged scheme to entice persons to invest in real estate at inflated prices through real estate education courses offered by the Company.  In each third party complaint, Easterly alleges losses in excess of $100,000 as a result of the purchase of two separate properties from Gulfstream Development Group, LLC.  Multiple motions to dismiss are pending and await a decision by the court.  Easterly seeks unspecified damages, including a refund of the purchase price of lots sold to him, unspecified interest, taxes paid on the lots, costs, attorney’s fees, and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

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

The Company and one of its directors, Russell A. Whitney (“Whitney”) and WIN CR II Trust (“Trust’), a Company affiliate, are engaged in a series of legal actions with M. Barry Strudwick (“Strudwick”) and Susan Weiss (“Weiss”), and others relating to Monterey del Mar, S. A. (“MDMSA”), a Panamanian Company.

•                  In December 2006, the Company filed suit in the United States District Court for the Eastern District of New York against Weiss for defamation.  Weiss has filed a counterclaim seeking $2.5 million in compensatory damages and punitive damages in an amount exceeding $7.5 million.  We believe that Weiss’ claims lack merit and will vigorously defend this lawsuit.

•                  On January 26, 2007, the Company and WIN CR II Trust (the “Trust”), an affiliate of the Company, filed an action against Strudwick, Weiss, and others which is now pending in the United States District Court for the Middle District of Florida.  The Company seeks declaratory and monetary relief for conspiracy, conversion, tortious interference, malpractice, and other causes of action.

•                  On January 31, 2008, Strudwick and Weiss filed suit against Whitney, and the Company, among others, in Maryland state court for defamation, injurious falsehood, abuse of process, tortious interference with prospective business advantage, and invasion of privacy.  The case has been removed to the United States District Court for the District of Maryland.  The claims relate to acts and statements allegedly made by agents of the Company surrounding the alleged attempt by Strudwick to develop and sell real property in Costa Rica and Weiss’ attempt to seize control of MDMSA.  Plaintiffs seek compensatory damages of $18 million and punitive damages of $50 million.  The Company and Whitney have answered the complaint.  We believe that the plaintiffs’ claims lack merit and will vigorously defend this lawsuit.

The Company is involved from time to time in routine legal matters incidental to our business.  Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2007 Annual Report on Form 10-K filed with the SEC on January 15, 2009, which could materially affect our business, financial condition or future results of operations.  The risks described in our 2007 Annual Report on Form 10-K are not the only risks that we may face.  Additional risks and uncertainties not currently known to the Company or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

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

WHITNEY INFORMATION NETWORK, INC.

Dated: March 5, 2009	By:	/s/ Charles M. Peck
Charles M. Peck
Chief Executive Officer

Dated: March 5, 2009	By:	/s/ Anne M. Donoho
Anne M. Donoho
Chief Financial Officer

Exhibit Index

No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.