Form 10-Q
period 2008-06-30
WHITNEY INFORMATION NETWORK INC
filed 2009-03-05
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 11,738,587 shares of common stock outstanding as of February 27, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,964	$33,012
Restricted cash	10,162	8,449
Accounts receivable, net	558	439
Notes receivable, current portion	273	88
Deferred course expenses, current portion	24,556	19,251
Prepaid advertising and other prepaid expenses	2,436	3,896
Inventory	1,927	1,437
Assets held for sale	5,965	2,874
Total current assets	79,841	69,446

Notes receivable, net of current portion	10,179	10,073
Property and equipment, net	4,484	11,165
Investment and development costs in real estate	833	321
Intangible assets, net	400	432
Deferred course expenses, net of current portion	1	4
Other assets	299	243
Total assets	$96,037	$91,684
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,371	$8,305
Income taxes payable	894	777
Accrued course expenses	3,289	2,886
Other accrued expenses	7,196	7,190
Accrued salaries, wages and benefits	1,736	2,874
Accrued executive severance	813	1,950
Long-term debt, current portion	60	125
Deferred rental incentives, current portion	114	114
Deferred revenue, current portion	134,546	119,284
Total current liabilities	155,019	143,505

Long-term debt, net of current portion	2,926	2,952
Deferred rental incentives, net of current portion	394	451
Deferred revenue, net of current portion	4	16
Total liabilities	158,343	146,924

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding, as of June 30, 2008 and December 31, 2007	2,591	2,591
Paid-in capital	2,174	1,842
Foreign currency translation adjustment	(1,656)	(1,659)
Accumulated deficit	(65,415)	(58,014)
Total stockholders’ deficit	(62,306)	(55,240)
Total liabilities and stockholders’ deficit	$96,037	$91,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	$42,605	46,937	$85,209	103,198

Operating costs and expenses:
Direct course expenses	23,497	28,510	45,626	53,939
Advertising and sales expenses	11,571	17,821	27,021	34,245
General and administrative expenses	9,624	9,276	19,369	19,292
Special items	(39)	3,503	194	6,789
Total operating costs and expenses	44,653	59,110	92,210	114,265
Loss from operations	(2,048)	(12,173)	(7,001)	(11,067)

Other income:
Other income, net	232	117	283	201
Interest income	401	445	769	885
Interest expense	(53)	(70)	(108)	(172)
Equity (loss) from related parties	(200)	(154)	(400)	(331)
Gain on sale of assets	—	43	1,080	37
Total other income	380	381	1,624	620

Loss before income taxes	(1,668)	(11,792)	(5,377)	(10,447)
Income tax (benefit) provision	(223)	12	(448)	(49)
Net loss	$(1,891)	$(11,780)	$(5,825)	$(10,496)

Net loss per share:
Basic	$(0.16)	$(1.00)	$(0.50)	$(0.89)
Diluted	$(0.16)	$(1.00)	$(0.50)	$(0.89)

Weighted average common shares outstanding:
Basic	11,739	11,739	11,739	11,739
Diluted	11,739	11,739	11,739	11,739
Comprehensive loss:
Net loss	$(1,891)	$(11,780)	$(5,825)	$(10,496)
Foreign currency translation adjustments	(76)	(296)	3	(313)
Comprehensive loss	$(1,967)	$(12,076)	$(5,822)	$(10,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,825)	$(10,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	811	797
Stock-based compensation costs	332	535
Deferred rental incentives	(57)	59
Gain on sale of assets	(1,080)	(37)
Equity loss from related parties	400	331
Changes in operating assets and liabilities:
Restricted cash	(1,713)	(4,411)
Accounts receivable, net	(454)	2,640
Prepaid advertising and other prepaid expenses	1,460	291
Inventory	(490)	(310)
Deferred course expenses	(5,302)	(1,376)
Other assets	(56)	(157)
Accounts payable	(1,934)	4,843
Accrued course expenses	403	1,074
Deferred revenue	15,250	363
Accrued salaries, wages and benefits	(1,138)	(33)
Accrued executive severance	(1,137)	—
Other accrued expenses	9	506
Income taxes payable	117	(51)
Net cash used in operations	(404)	(5,432)

Cash flows from investing activities:
Purchase of property and equipment	(62)	(1,170)
Proceeds received on notes receivable	43	36
Proceeds from sale of assets	2,454	5,039
Investments in and advances to related parties, net	586	(125)
Net cash provided by investing activities	3,021	3,780

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	7	56
Distributions to joint venture partner	(1,576)	—
Principal payments on long-term debt	(99)	(3,222)
Net cash used in financing activities	(1,668)	(3,166)

Effect of foreign currency translation	3	(313)
Net increase (decrease) in cash and cash equivalents	952	(5,131)
Cash and cash equivalents, at beginning of period	33,012	33,221
Cash and cash equivalents, at end of period	$33,964	$28,090

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2008	2007

Supplemental Cash Flow Information of non-cash activities:
Accounts receivable of $335 was converted to a note receivable	$335
Promissory note received from the sale of our 50% equity interest in Tranquility Bay of South West Florida, LLC, net of reserve of $1,438	$—	$3,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

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

The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

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

Recently Adopted Accounting Pronouncements

In January 2008, the Company adopted the Statement of Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value as used in other accounting pronouncements that require or permit fair value measurements, establishes a framework for measuring fair value in GAAP and expands disclosures related to the use of fair value measures in financial statements.  SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP and emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value base on an entity’s own fair value assumptions as the lowest level.  On February 6, 2008, the Financial Accounting Standards Board (“FASB”) deferred the effective date of SFAS No. 157 for all nonfinanical assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The effect of the adoption of SFAS No. 157 did not have a material effect on our fair value measurements.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively.  FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 3 — Special Items

Special items

Special items incurred during the three and six months ended June 30, 2008 were approximately $(39,000) and $194,000, respectively.  The $(39,000) credit recorded for the three months ended June 30, 2008 was the result of the receipt of proceeds related to an insurance claim for reimbursement of costs associated with the SEC and DOJ investigation.  For the three months and six months ended June 30, 2007, special items were approximately $3.5 million and $6.8 million, respectively.  These special items include the professional fees associated with the SEC and DOJ proceedings which began November 14, 2006, and December 11, 2006, respectively.

Note 4 — Notes Receivable

Notes receivable consists of the following (in thousands):

	June 30, 2008	December31, 2007
Note receivable from the sale of real estate. Principal and interest monthly at 6.25%, $6.2 million due at maturity, matures November 2015 and is collateralized by land and a building in Central Florida.	$7,044	$7,087
Note receivable from the sale of our 50% equity interest in land in the amount of $4.5 million with no interest. Issued in May 2007, matured December 2007 and is collateralized by 74 acres of land in Southwest Florida (“Tranquility Bay”).	3,083	3,074
Note receivable for the sale of Edutrader software. Issued in May 2008, matures September 2011 and is collateralized by receipts from the sale of the Edutrader software	325	—
Total of notes receivable	10,452	10,161
Less: current portion	(273)	(88)
Long-term notes receivable	$10,179	$10,073

See Note 12 — Commitments and Contingencies Litigation for further discussion of Tranquility Bay.

Note 5 —Assets Held for Sale

Assets held for sale at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Investment in Rancho Monterey, S.A. and Monterey del Este, S.A.	$—	$905
Investment in Monterey del Mar, S.A.	—	1,233
Beautiful Hill, S.A.	—	736
Corporate aircraft	5,965	—
	$5,965	$2,874

The investments in Rancho Monterey, S.A., Monterey del Este, S.A, and Beautiful Hill, S.A. were sold in January 2008 for approximately $2.5 million resulting in a net gain of approximately $1.1 million.  The corporate aircraft was sold January 20, 2009, the net proceeds from the sale were approximately $3.7 million resulting in net loss of approximately $2.3 million.  See Note 13 — Subsequent Events.  Our investment in Monterey del Mar, S.A. has not been sold and has been removed from assets held for sale during the six months ended June 30, 2008.

Note 6 — Long-Term Debt

Long-term debt consists of (in thousands):

	June 30, 2008	December 31, 2007

Notes payable to individuals for the purchase of an equity interest in the SCB Building, LLC. Principal and interest payments began in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,925	$2,942
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A. Principal and interest payments began in July 2003 at an interest rate of 5%. The note was paid in full in June 2008.	—	73
Other installment notes payable	61	62
Total long-term debt	2,986	3,077
Less: current portion	(60)	(125)
Long-term debt, net of current portion	$2,926	$2,952

Note 7 — Certain Relationships and Related Transactions

The Company leases from Cape Promenade Trust (“Trust”) approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which the Company uses as a training facility, all located in Cape Coral, Florida.  The Trust is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913 and $7,238 in 2008, respectively.  The 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace properties leases expired March 2006; the Company is on a month-to-month basis with respect to these leases.  The Company previously extended the lease with respect to 1625 East Cape Coral Parkway through December 31, 2008.  See Note 13 - Subsequent Events for further discussion.

Gulfstream Development Group, LLC

At June 30, 2008 and December 31, 2007, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”), in which the Company was compensated for appointing Gulfstream as the exclusive offeror of homes for its students at the Company’s advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney.  The Company has no ownership interest in Gulfstream and had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream.  Gulfstream often constructs homes on lots owned by our students.  The Company originally received a referral fee of $1,000 for every Gulfstream home built for our students subsequent to the closing of each sale.  During 2007, the referral fee was increased to $2,500 with $500 of that being paid to the Company trainers who assisted in the referral.  The referral fees paid to the Company by Gulfstream amounted to $0.1 million for each of the three and six months ended June 30, 2008 and 2007.

As of June 30, 2008, Mr. Whitney held an indirect 12.5% interest in Gulfstream and received certain payments and distributions from this entity.  Mr. Whitney holds his investment in Gulfstream through Rec One, Inc. (“Rec One”), an entity that he and Ingrid Whitney jointly own.  Gulfstream also had an informal agreement with Mr. Whitney, in which Gulfstream paid him a referral fee of $4,000—$5,000 for each Gulfstream home built for our students.

Mr. Whitney received the following payments from Gulfstream during the quarter ended June 30, 2008; (i) salary of $30,000: and (ii) transaction-based compensation of $334,636.

For the six months ended June 30, 2008, Mr. Whitney received the following payments from Gulfstream (i) salary of $60,000; (ii) transaction-based compensation of $898,100 and (iii) distributions to Rec One of $225,000.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions in regards to compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of June 30, 2008, the Company had an ownership interest of 62.9% of a hotel property located in Costa Rica.

In January 2008, the Company sold three of our investments in the Costa Rican and Panamanian entities.  Those entities were: Rancho Monterey, S.A., Monterey del Este, S.A. and Beautiful Hill, S.A. in which the Company owned 30%, 8% and 100%, respectively.  Proceeds from these entities, net of commissions and other expenses, were $0.9 million, $0.2 million and $1.4 million, respectively.  Payment of working capital advances of $0.8 million related to these entities and their management company, Monterey Management, S.A., were received in May 2008.  Commissions related to the sale were paid to Russell Whitney, our former Chief Executive Officer and Chairman of the Board in the amount of $0.4 million.  Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million and $0.1 million, respectively.

A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions in regards to compliance with the applicable governance and related party transaction requirements.

Note 8 — Income Taxes

The Company follows SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  According to SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

During the period ended June 30, 2008 the Company recorded $200,000 of alternative minimum tax (“AMT”) income tax expense due to tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%.  The remaining 10% is subject to alternative minimum tax.  The Company also recorded $248,000 of state income tax expense related to jurisdictions where we do not have sufficient net operating losses to offset taxable income.

Note 9 - Loss per Share

Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  There are a total of 1,032,650 stock options and 890,719 warrants outstanding as of June 30, 2008 to purchase common stock as compared with a total of 1,214,900 stock options and 890,719 warrants outstanding as of June 30, 2007.  Additionally, the Company has combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering which would be anti-dilutive and as such were excluded from the computation of diluted loss per share.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	Three months ended June 30,
	2008	2007

Numerator for basic loss per common share	$(1,891)	$(11,780)
Denominator for basic loss per share - weighted average shares	11,739	11,739
Effect of dilutive securities - options and warrants	—	—
Denominator for diluted loss per share - adjusted weighted average shares	11,739	11,739
Basic and diluted loss per common share	$(0.16)	$(1.00)

	Six months ended June 30,
	2008	2007

Numerator for basic loss per common share	$(5,825)	$(10,496)
Denominator for basic loss per share - weighted average shares	11,739	11,739
Effect of dilutive securities - options and warrants	—	—
Denominator for diluted loss per share - adjusted weighted average shares	11,739	11,739
Basic and diluted loss per common share	$(0.50)	$(0.89)

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

 Our segment revenues and gross profit are included in the following tables (in thousands):

	Three months ended June 30,		Six months ended June 30,
Segment revenues	2008	2007	2008	2007

Proprietary Brands
Real estate education	$12,868	$22,850	$30,797	$52,645
Financial markets education	6,458	18,077	13,554	41,803
Rich Dad Education
Real estate education	22,664	6,010	40,243	8,750
Financial markets education	615	—	615	—
Consolidated	$42,605	$46,937	$85,209	$103,198

	Three months ended June 30,		Six months ended June 30,
Segment gross profit (deficit)	2008	2007	2008	2007

Proprietary Brands
Real estate education	$5,518	$3,077	$14,354	$10,601
Financial markets education	3,006	4,147	2,475	12,687
Rich Dad Education
Real estate education	1,027	(6,618)	(1,847)	(8,274)
Financial markets education	(2,014)	—	(2,420)	—
Consolidated	$7,537	$606	$12,562	$15,014

Note 11 - Stockholders’ Deficit

On March 28, 2008, the Company recorded $1.6 million in distributions to our joint venture partner, Rich Global, LLC.  The distribution was made in accordance with the Operating Agreement between Whitney Education Group and Rich Global, LLC.

Note 12 - Commitments and Contingencies

Software purchase commitment

In December 2005, the Company entered into a purchase commitment for new Customer Relationship Management software (“CRM”) for approximately $3.0 million which includes licensing, training and maintenance.  During the three and six months ended June 30, 2007, the Company recorded $0.1 million and $0.5 million in expense, respectively.  The Company has not incurred any additional expense for the CRM software during the three and six months ended June 30, 2008.  Our annual commitments for the licensing and maintenance of other software are approximately $0.4 million.

Operating lease

The Company leases office space for administrative and training requirements.  These leases expire through January 2013.  See Note 7 — Certain Relationships and Related Transactions for related party leases.

The following table includes the rental expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Rental expense for operating leases	$278	$310	$568	$584

Future minimum rental payments under non-cancelable leases included above as of June 30, 2008 are as follows (in thousands):

Year 1	$980
Year 2	676
Year 3	573
Year 4	523
Year 5	256
Thereafter	—
$3,008

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

On August 23, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc.  Plaintiffs Sirli Jehe and Kalev Kruuk brought suit against Russell Whitney, John Kane, Whitney Education Group, Inc. et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Unfair and Deceptive Trade Practices Act based on an alleged scheme to induce real estate investors to purchase real property at inflated prices. .Numerous motions to dismiss are currently pending.  The plaintiffs seek a refund of the price of the lots sold to them, monetary damages in excess of $100,000, unspecified punitive damages, costs, attorney’s fees, and unspecified equitable relief.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.

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

On July 9, 2008, the Company entered into an Assurance of Voluntary Compliance (the “North Dakota AVC”) with the Office of the Attorney General of the State of North Dakota.  The North Dakota AVC was entered into without an admission or judicial determination that the Company violated any laws, rules or regulations.  Pursuant to the North Dakota AVC, the Company agreed to comply with North Dakota’s Transient Merchant statute, including the posting of a $50,000 bond, when required to do so by North Dakota law.  The Company also agreed to offer refunds to North Dakota consumers who entered into contracts while the Company did not have a North Dakota Transient Merchant’s license.  Finally, the Company agreed to make a payment of $10,000 to the Office of the Attorney General of North Dakota.  No civil penalties were imposed on the Company under the AVC.

On September 17, 2008, the Company appointed Charles M. Peck as Chief Executive Officer and a member of the Board of Directors.

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

On November 17, 2008, the Florida Middle District Court issued an order granting the Company’s motion to dismiss the Durham Class Action Lawsuit without prejudice.  On December 8, 2008, the Company was served a consolidated amended class action complaint filed by Arnold Friedman individually and on behalf of all others similarly situated in the Middle District Court alleging violations of the federal securities laws.  Friedman seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the Florida Middle District Court.  By an order dated November 17, 2008, the Court granted the defendants’ motion to dismiss without prejudice the initial complaint styled Durham v. Whitney Information Network, Inc. et al. filed by the plaintiffs on December 28, 2006.See Note 12 —Commitments and Contingencies.

On November 19, 2008, the Florida Middle District Court issued an order granting the Company’s motion to dismiss the Ghosio Derivative Complaint without prejudice.  On December 4, 2008, Robert Ghosio Jr. on behalf of nominal defendant Whitney Information Network, Inc. filed an amended derivative lawsuit in the Florida Middle District Court alleging the breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  Ghosio seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriated by the Florida Middle District Court.  See Note 12 — Commitments and Contingencies.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 (“Quarterly Report” or “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report are forward-looking.  We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009 and the risks discussed in other SEC filings.  These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this Report reflect the beliefs of our management on the date of this Quarterly Report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

Executive Overview

Our business

In the United States, the United Kingdom and Canada, we offer post-secondary non-accredited preview workshops, primary and advanced courses and training in two primary fields of study:

•              Real estate education

•              Financial markets education

Through our branded and private label curricula, our content is expansive and our significant investment in these brands provides for the opportunity to build long-term value.  Our brand portfolio includes:

•             For real estate investment workshops and preview courses:

•                       Russ Whitney®’s Building Wealth™

•                       Teach Me™ Foreclosure and Real Estate Investing

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

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Online Live

•                  On Demand Recorded

•                  Conferences

•                  Teleconferences

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	55.2	60.7	53.5	52.2
Advertising and sales expenses	27.2	38.0	31.7	33.2
General and administrative expenses	22.5	19.7	22.8	18.7
Special items (a)	(0.1)	7.5	0.2	6.6
Total operating costs and expenses	104.8	125.9	108.2	110.7

Loss from operations	(4.8)	(25.9)	(8.2)	(10.7)

Gross profit	17.6	1.3	14.8	14.6

Other income (expense):
Other income, net	0.5	0.3	0.3	0.2
Interest income	0.9	1.0	0.9	0.9
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Equity loss from related parties	(0.5)	(0.3)	(0.5)	(0.3)
Gain on disposition of assets	—	—	1.3	—
Total other income (expense)	0.8	0.8	1.9	0.6

Loss before income taxes	(4.0)	(25.1)	(6.3)	(10.1)

Income tax provision	(0.5)	—	(0.5)	(0.1)

Net loss	(4.5)%	(25.1)%	(6.8)%	(10.2)%

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

The table below is a reconciliation of the Company’s net loss to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net loss	$(1,891)	$(11,780)	$(5,825)	$(10,496)
Special items	(39)	3,503	194	6,789
Interest income	(401)	(445)	(769)	(885)
Interest expense	53	70	108	172
Other (income), net	(232)	(117)	(283)	(201)
Income tax provision (benefit)	223	(12)	448	49
Stock option expense	166	242	332	535
Depreciation and amortization expense	404	461	811	797
Equity loss from related parties	200	154	400	331
Gain on sale of assets	—	(43)	(1,080)	(37)
EBITDA	(1,517)	(7,967)	(5,664)	(2,946)

Net change in deferred revenue	540	5,086	15,250	363
Net change in deferred course costs	(1,001)	(1,428)	(5,302)	(1,376)
Adjusted EBITDA	$(1,978)	$(4,309)	$4,284	$(3,959)

Adjusted EBITDA as a percentage of cash received from course and product sales	(4.6)%	(8.3)%	4.3%	(3.8)%

Cash Sales

The following table provides a reconciliation of the Company’s reported revenue to cash sales for its two business segments:  Proprietary Brands and Rich Dad Education.  Cash sales are a metric used by management in assessing the Company’s segments performance.  We define cash sales as revenue plus the change in deferred revenue.  Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash received from course and product sales:
Proprietary Brands
Real estate education	$5,796	$19,983	$16,300	$45,232
Financial markets education	3,186	9,959	7,864	26,676
Rich Dad Education
Real estate education	30,718	22,081	72,722	31,653
Financial markets education	3,445	—	3,573	—
Total consolidated cash received from course and product sales	43,145	52,023	100,459	103,561

Change in deferred revenue:
(increase)/decrease
Proprietary Brands
Real estate education	7,072	2,867	14,497	7,413
Financial markets education	3,272	8,118	5,690	15,127
Rich Dad Education
Real estate education	(8,054)	(16,071)	(32,479)	(22,903)
Financial markets education	(2,830)	—	(2,958)	—
Total consolidated change in deferred revenue	(540)	(5,086)	(15,250)	(363)

Revenue:
Proprietary Brands
Real estate education	12,868	22,850	30,797	52,645
Financial markets education	6,458	18,077	13,554	41,803
Rich Dad Education
Real estate education	22,664	6,010	40,243	8,750
Financial markets education	615	—	615	—
Total consolidated revenue for financial reporting purposes	$42,605	$46,937	$85,209	$103,198

Business segments

We operate in two business segments: Proprietary Brands and Rich Dad Education Brands.  The proportion of revenue from each segment is as follows:

	Three months ended June 30,		Six months ended June 30,
As a percentage of total revenue	2008	2007	2008	2007

Proprietary Brands:
Real estate education	30.2%	48.7%	36.2%	51.0%
Financial markets education	15.2	38.5	15.9	40.5
Rich Dad Education
Real estate education	53.2	12.8	47.2	8.5
Financial markets education	1.4	—	0.7	—
Total	100.0%	100.0%	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™.  We have added to our brand portfolio by offering our students additional real estate education offerings.

Cash sales for the three months ended June 30, 2008 (“second quarter of 2008”) and 2007 (“second quarter of 2007”) were $5.8 million and $20.0 million, and revenues for these quarters were $12.9 million and $22.9 million, respectively.  The decrease of $14.2 million in cash sales and $10.0 million in revenue for the second quarter of 2008 as compared with the second quarter of 2007 was primarily attributable to the decline in sales of our Russ Whitney®’s Building Wealth ™ and the suspension of the Cash Flow Generator ® product partially offset by the launch of Teach Me Foreclosure™ and Real Estate Investing courses.  In addition, there was decreased interest among prospective students in our real state course offerings in the second quarter of 2008, which may have been due to the downturn in the housing market.  These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one course, and a lower average amount of sales of advanced courses per student.  We suspended the sales of our Cash Flow Generator ® product until we can determine and test the merits of a repositioned student offering.

Cash sales for the six months ended June 30, 2008 and 2007 were $16.3 million and $45.2 million, respectively, and revenues for these periods were $30.8 million and $52.6 million, respectively.  The decrease of $28.9 million in cash sales for the six months ended June 30, 2008 as compared with the same period of 2007 was primarily attributable to the factors described above for the three months ended June 30, 2008.  The decrease of $21.8 million in revenue was primarily attributable to the decrease in demand for our Proprietary Brand real estate courses.  The Company changed its marketing focus and product mix from the Proprietary Brands to the RDE Brands.

Financial markets education

EduTrades, the Proprietary Brands financial markets education division, began operations in July 2002, with the acquisition of the Teach Me to Trade® brand, and began sales in the fourth quarter of 2002.  We provide education to avocational investors in financial instruments, such as stocks and stock options.  Our training teaches trading fundamentals as well as advanced technical analysis to potential investors.

Cash sales for the three months ended June 30, 2008 were $3.2 million as compared with $10.0 million for the three months ended June 30, 2007 and revenues for these quarters were $6.5 million and $18.1 million, respectively.  The decrease of $6.8 million in cash sales and the decrease of $11.6 million in revenue in 2008 as compared with 2007 are primarily attributable to the decrease in sales of our Teach Me to Trade® course offering and the shift in product mix from Proprietary Brands to the RDE brand.

Cash sales for the six months ended June 30, 2008 and 2007 were $7.9 million and $26.7 million, respectively, and revenues for these periods were $13.6 million and $41.8 million, respectively.  The decrease of $18.8 million in cash sales and $28.2 million in revenue in 2008 as compared with 2007 was primarily attributable to the factors described above for the three months ended June 30, 2008.  During the six months ended June 30, 2008, the Company changed its marketing focus and product mix from the Proprietary Brands to the RDE Brands.

Rich Dad Education

In 2006, we launched Rich Dad Education, Inc. (“RDE”), in alliance with Rich Global, LLC which is based on the investing principles and philosophy of Robert Kiyosaki, detailed in his book, Rich Dad Poor Dad.  Our RDE Brand provides investor education in the United States, United Kingdom and Canada.

During the three and six months ended June 30, 2008, the RDE segment revenue represented approximately 54.6% and 48.0% of total revenue, respectively.

Real estate education

Cash sales for the quarter ended June 30, 2008 was $30.7 million as compared with $22.1 million for the quarter ended June 30, 2007 and revenues for these quarters were $22.7 million and $6.0 million, respectively.  Cash sales for the six months ended June 30, 2008 and 2007 were $72.7 million and $31.7 million, respectively, and revenues for the six month periods were $40.2 million and $8.8 million, respectively.  The increases in cash sales and revenue resulted from an increase in the number of real estate education events held in 2008 as compared with 2007 and the shift in our course offerings from the Proprietary Brands to the RDE Brands.

Financial markets education

Cash sales for the three months ended June 30, 2008 were $3.4 million and revenues for the second quarter of 2008 were $0.6 million.  There were no cash sales or revenues related to the financial markets education segment of our Rich Dad Brand in the three months ended June 30, 2007.  Cash sales for the six months ended June 30, 2008 were $3.6 million and revenues for this period were $0.6 million.  The RDE financial markets education offerings began in the second quarter of 2008.

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Revenue

Revenue for the three months ended June 30, 2008 was $42.6 million, a decrease of $4.3 million or 9.2%, from $46.9 million for the three months ended June 30, 2007.

The following table reconciles cash received from our products to revenue for financial reporting purposes (in thousands):

	Three months ended June 30,		%
	2008	2007	Change

Basic training sessions	$5,077	$7,789	(34.8)%
Advanced courses	33,015	37,691	(12.4)
Product sales	3,570	3,998	(10.7)
Other	1,483	2,545	(41.7)
Total cash received from course and product sales	$43,145	$52,023	(17.1)
Net change in deferred revenue	(540)	(5,086)	(89.4)
Revenue for financial reporting purposes	$42,605	$46,937	(9.2)%

The decrease in revenue in the second quarter of 2008 is primarily due to the decrease in sales of our basic training sessions and advanced courses from our Proprietary Brands, Real Estate and Financial Markets.  In 2008, we shifted the focus from our Proprietary Brands to our RDE Brands.  However; revenues from the RDE Brands were recorded as deferred revenue, net of attendance rather than revenue, in accordance with our revenue recognition policy.  In addition, the recognition of course breakage from our Proprietary Brands in the second quarter of 2008 was $5.6 million as compared with $9.2 million in the second quarter of 2007, a decrease of $3.6 million or 39.1%.  No course breakage was recognized for the RDE Brands because we lack sufficient historical data to calculate and record course breakage.

The following table illustrates the number of educational events for the comparative periods:

	Three months ended June 30,
	2008	2007	Change
Number of courses
Free preview workshops	1,461	1,567	(6.8)%
Basic training sessions	259	237	9.3
Advanced live courses	219	162	35.2
Advanced electronic courses	38	30	26.7
	1,977	1,996	(1.0)%
Number of attending students
Basic training sessions	7,274	11,174	(34.9)%
Advanced live courses	3,994	2,861	39.6
Advanced electronic courses	948	592	60.1
	12,216	14,627	(16.5)%

Average students per paid course
Basic training sessions	28.1	47.1	(40.4)%
Advanced live courses	18.2	17.7	2.8%
Average	23.6	35.2	(33.0)%

Approximately 21.7% of the students attending the free preview workshops purchased one or more of our basic training sessions during the second quarter of 2008, a decline from 25.8% in the second quarter of 2007.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business Segments above for further discussion of cash sales and revenue for financial reporting.

The following table sets forth the media source by which prospective students accessed our free preview workshops:

	Three months ended June 30,
	2008	2007

Television	22.1%	41.1%
Direct mail	11.2	14.8
Website	25.9	18.6
Newspaper	4.9	6.4
Online advertising	26.5	12.0
Radio and other	9.4	7.1
Total	100.0%	100.0%

Prospective students registering for our free preview workshops via our branded websites increased by 7.3% for the three months ended June 30, 2008 when compared with the three months ended June 30, 2007.  This category was a source of 25.9% of the prospective students in the second quarter of 2008 as compared with 18.6% for the three months ended June 30, 2007.

In prior years, our primary method for attracting prospective students to our Proprietary Brand offerings was through the use of television advertising.  As we have shifted our focus to the RDE Brands in the second quarter of 2008, we redirected our advertising efforts to online direct response-based campaigns.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

For the second quarter ended June 30, 2008, direct course expenses were $23.5 million, a decrease of $5.0 million or 17.5% as compared with $28.5 million for the second quarter ended June 30, 2007.  As a percentage of revenue, direct course expenses decreased by 5.5 percentage points from 60.7% for the second quarter ended June 30, 2007, to 55.2% for the second quarter ended June 30, 2008.  The decrease in direct course expense is primarily attributable to a decrease in product costs of $3.0 million, a decrease in course event costs of $1.4 million and a decrease in commissions, fees and payroll of $0.8 million due to a decrease in sales, partially offset by an increase of $0.2 million in administrative fees related to merchant processing charges.

The following table sets forth the changes in the significant components of direct course expenses (table in millions):

				% of Revenues
	Three months ended June 30,		Change	Three months ended June 30,
	2008	2007	2008 vs. 2007	2008	2007

Product costs	$6.2	$9.2	(32.6)%	14.6%	19.6%
Course events	9.0	10.4	(13.5)	21.1	22.1
Commission, fees and payroll	6.6	7.4	(10.8)	15.5	15.8
Administrative fees	1.7	1.5	13.3	4.0	3.2
Total	$23.5	$28.5	(17.5)%	55.2%	60.7%

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

The following table represents the expense categories that comprise advertising and sales expense for the second quarter ended June 30, 2008 and 2007, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Three months ended June 30,
Expense category	2008		2007

Television	$2,783	24.0%	$9,009	50.6%
Direct mail	968	8.4	2,106	11.8
Newspaper	624	5.4	1,083	6.1
Internet	820	7.1	2,158	12.1
Radio	2,994	25.9	236	1.3
Media spending	8,189	70.8	14,592	81.9
Telemarketing/outreach sales commissions	747	6.5	2,234	12.5
RDE licensing fees	2,635	22.7	995	5.6
Total Advertising and sales expenses	$11,571	100.0%	$17,821	100.0%

Our media spending decreased by 43.9% for the three months ended June 30, 2008, compared with the same period in 2007.  We redirected some of our media spending to radio advertising during the second quarter of 2008 in order to promote our Rich Dad Brands.

Media spending by category as a percentage of total media spending is presented in the following table:

	For the three months ended June 30,
	2008	2007

Television	34.0%	61.7%
Direct mail	11.8	14.4
Newspaper	7.6	7.4
Radio	36.6	1.6
Website and other	10.0	14.9
Media spending	100.0%	100.0%

Advertising and sales expenses were $11.6 million in the second quarter of 2008, a decrease of 34.8% or $6.2 million as compared with $17.8 million for the second quarter of 2007.  Our advertising and sales expense is approximately 27.2% of total revenues for the three months ended June 30, 2008, as compared with 38.0% of total revenues for the three months ended June 30, 2007.  This decrease as a percentage of revenue is due to the popularity of our RDE Brand, whose sales are deferred for revenue recognition purposes until the course is attended.  We do not have sufficient historical data to support revenue recognition through course breakage for our RDE Brands.

Gross profit

Gross profit increased to $7.5 million for the three months ended June 30, 2008, as compared with $0.6 million for the three months ended June 30, 2007, an increase of $6.9 million.  This increase is primarily attributable to the reductions in direct course expenses of $5.0 million and advertising and sales expenses of $6.2 million offset by the decrease in revenue of $4.3 million, for the second quarter of 2008 as compared with the second quarter of 2007.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as professional fees, audit and tax preparation expense and legal costs.

The following table sets forth the changes in the significant components of general and administrative expenses (table in millions):

				% of Revenues
	Three months ended June 30,		%Change	Three months ended June 30,
	2008	2007	2008 vs. 2007	2008	2007
Office and facility costs	$1.3	$1.4	(7.1)%	3.0%	3.0%
Salaries, wages and benefits	6.2	6.1	1.6	14.6	13.6
Professional fees	1.3	0.9	44.4	3.0	1.9
Other	0.8	0.4	100.0%	1.9	0.2
Customer relationship management software	—	0.5	(100.0)%	—	1.1
Total	$9.6	$9.3	3.2%	22.5%	19.8%

General and administrative expenses were $9.6 million for the quarter ended June 30, 2008, an increase of $0.3 million, or 3.2%, as compared with $9.3 million for the quarter ended June 30, 2007.  General and administrative expenses increased from 19.8% of revenue in the second quarter of 2007 to 22.5% of revenue in the second quarter of 2008.  The increase in general and administrative expenses was primarily due to the increase in professional fees for accounting services as a result of the restatement of our 2006 Form 10-K of $0.4 million and to lesser extent, an increase in insurance costs of $0.3 million and $0.1 million in other technology expense partially offset by the decrease in spending related to our customer relationship management software and implementation of $0.5 million.

Special items

In June 2008, we received insurance proceeds related to a claim for reimbursement of costs associated with the SEC and DOJ investigations.  This resulted in a net credit of $39,000 on reported for Special Items for the three months ended June 30, 2008.  For the three months ended June 30, 2007, $3.5 million in professional fees and other costs were incurred in relation to the SEC and DOJ investigations which began on November 14, 2006, and December 11, 2006, respectively.

Stock-based compensation

During the second quarter of each 2008 and 2007, we recorded approximately $0.2 million of stock-based compensation.  We consider all of our stock-based compensation as a component of general and administrative expenses.

Other income, net

Other income for the second quarter of 2008 was $0.2 million as compared with $0.1 million for the second quarter of 2007.  The increase in other income was primarily attributable to a refund of the German value added tax (VAT).

Interest income and expense

Interest income for each of the three months ended June 30, 2008 and 2007, was $0.4 million.  Interest expense for each of the three months ended June 30, 2008 and 2007, was $0.1 million.

Equity loss from related parties

Equity loss from related parties was $0.2 million for each of the three months ended June 30, 2008 and 2007.  The equity loss relates primarily to our investment in a hotel property located in Costa Rica.

Income tax (provision) benefit

In the second quarter of 2008, we recorded approximately $(223,000) in income tax provision as compared with $12,000 in state income tax benefit for the second quarter of 2007.  The increase is due to alternative minimum tax expense incurred as a result of limitations on the amount of net operating loss carryforward that can be used as an offset to taxable income.  In addition, we will pay state income tax in jurisdictions where we do not have sufficient net operating loss carryforwards to offset taxable income.

Six Months Ended 2008 compared with Six Months Ended 2007Revenue

Revenue for the six months ended June 30, 2008, was $85.2 million, a decrease of $18.0 million or 17.4%, as compared with $103.2 million for the six months ended June 30, 2007 (in thousands):

	Six months ended June 30,		%
	2008	2007	Change
Cash received from course and product sales:
Basic training sessions	$11,860	$15,206	(22.0)%
Advanced courses	76,709	77,703	(1.3)
Product sales	8,269	7,440	11.1
Other	3,621	3,212	12.7
Total cash received from course and product sales	100,459	103,561	(3.0)
Net change in deferred revenue	(15,250)	(363)	4,101.1
Revenue for financial reporting purposes	$85,209	$103,198	(17.4)%

The decrease in revenue for the second quarter of 2008 is primarily due to the decrease in sales of our basic training sessions and advanced courses of our Proprietary Brands.  In 2008, we shifted the focus of our course offerings to our RDE Brands from our Proprietary Brands.  However, cash sales from RDE Brands were recorded as deferred revenue in accordance with our revenue recognition policy, which requires us to defer revenue recognition until the course is attended or we have sufficient historical data to substantiate breakage.  In addition, revenue recognition due to course breakage from our Proprietary Brands was $13.3 million for the six months ended June 30, 2008, as compared with $20.3 million for the same period in 2007, a decrease of $7.0 million or 34.5%.

The following table illustrates the number of educational events for the comparative periods:

	Six months ended June 30,
	2008	2007	Change
Number of courses
Free preview workshops	2,885	3,035	(4.9)%
Basic training sessions	561	488	15.0
Advanced live courses	370	323	14.6
Advanced electronic courses	73	64	14.1
	3,889	3,910	(0.5)%
Number of attending students
Basic training sessions	18,472	24,600	(24.9)%
Advanced live courses	6,768	5,140	31.7
Advanced electronic courses	1,957	1,211	61.6
	27,197	30,951	(12.1)%
Average students per paid course
Basic training sessions	32.9	50.4	(34.7)%
Advanced live courses	18.3	15.9	15.1
Average	27.1	36.7	(26.2)%

Approximately 21.0% of the students attending the free preview workshops purchased one or more of our basic training sessions during the first half of 2008, a decline from 25.0% in the first half of 2007.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

The following table reflects the media source by which prospective students accessed our free preview workshops:

	Six months ended June 30,
	2008	2007

Television	25.1%	47.3%
Direct mail	11.1	14.5
Website	26.5	18.0
Newspaper	4.1	5.7
Online advertising	24.6	10.1
Radio and other	8.6	4.4
Total	100.0%	100.0%

Prospective students registering for our free preview workshops via our branded websites increased by 8.5% for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.  This category was a source of 26.5% of the prospective students in the six months ended June 30, 2008 as compared with 18.0% for the six months ended June 30, 2007.

We have been diversifying the media channels through which we attract prospective students as evidenced by a media mix decline of 22.2 percentage points in television for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.  We have increased our use of radio advertising and reduced our traditional use of television advertising.

In prior years, our primary method for attracting prospective students to our Proprietary Brand offerings was through the use of television advertising.  As we have shifted our focus to the RDE Brand, in 2008 we redirected our advertising efforts to the use of LiveMercials, which are online direct response-based campaigns.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

For the six months ended June 30, 2008, direct course expenses were $45.6 million, a decrease of $8.3 million or 15.4% as compared with $53.9 million for the six months ended June 30, 2007.  As a percentage of revenue, direct course expenses were 53.5% and 52.2% for the six months ended June 30, 2008 and June 30, 2007, respectively.  The decrease in direct course expenses are primarily attributable to a decrease in product costs of $4.5 million, commissions, fees and payroll of $2.7 million and, to lesser extent, course events of $2.2 million which resulted from the decrease in sales of our Proprietary Brands for the period partially offset by an increase in administrative fees of $1.1 million for merchant processing fees.

The following table sets forth the changes in the significant components of direct course expenses (table in millions):

				% of Revenues
	Six months ended June 30,		Change	Six months ended June 30,
	2008	2007	2008 vs. 2007	2008	2007

Product costs	$12.2	$16.7	(27.0)%	14.3%	16.2%
Course events	18.2	20.4	(10.8)	21.4	19.8
Commission, fees and payroll	11.8	14.5	(18.6)	13.8	14.1
Administrative fees	3.4	2.3	47.8)	4.0	2.1
Total	$45.6	$53.9	(15.4)%	53.5%	52.2%

Advertising and sales expenses

Advertising and sales expenses as an expense category consists of two components:

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

The following table represents the expense categories that comprise advertising and sales expense for the six months ended June 30, 2008 and 2007, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	For the six months ended June 30,
Expense category	2008		2007

Television	$8,248	30.5%	$18,765	54.8%
Direct mail	2,409	8.9	3,880	11.3
Newspaper	1,290	4.8	1,697	5.0
Internet	3,613	13.4	3,826	11.2
Radio and other	4,403	16.3	493	1.4
Media spending	19,963	73.9	28,661	83.7
Telemarketing/outreach sales commissions	2,155	8.0	4,203	12.3
RDE licensing fees	4,903	18.1	1,381	4.0
Advertising and sales expense	$27,021	100.0%	$34,245	100.0%

Our media spending decreased by 30.3% for the six months ended June 30, 2008, over the same period in 2007.  We redirected  our media spending to radio advertising and direct online advertising during the six months ended June 30, 2008 in order to promote our Rich Dad Brands.

Media spending by category as a percentage of total media spending is presented in the following table:

	Six months ended June 30,
	2008	2007

Television	41.3%	65.5%
Direct mail	12.1%	13.5%
Newspaper	6.5%	5.9%
Radio and other	22.0%	1.7%
Website	18.1%	13.4%
Media spending	100.0%	100.0%

Advertising and sales expenses for the six months ended June 30, 2008, were $27.0 million, a decrease of 21.1% or $7.2 million as compared with $34.2 million for the comparable period of 2007.  Advertising and sales expenses for the six months ended June 30, 2008 was 31.7% of  revenue as compared with 33.2% of revenue for the same period in 2007.  The slight decrease as a percentage of revenue is due to the popularity of our RDE Brands, whose sales are deferred for revenue recognition purposes until the course is attended although the advertising costs are expensed when incurred.  We do not have sufficient historical data to support revenue recognition through course breakage for our RDE Brands.

Gross profit

Gross profit decreased to $12.6 million for the six months ended June 30, 2008, as compared with $15.0 million for the six months ended June 30, 2007, a decrease of $2.4 million, or 16.0%.  This decrease is primarily attributable to the decrease in revenue of $18.0 million offset by the decreases in direct course expenses of $8.3 million and advertising and sales expenses of $7.2 million for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff as well as professional fees, audit and tax preparation expense and legal costs.

General and administrative expenses were $19.4 million for the six months ended June 30, 2008, an increase of $0.1 million, or 0.5%, compared with $19.3 million for the six months ended June 30, 2007.  General and administrative expenses increased from 18.7% of revenue in the six months ended 2007 to 22.8% of revenue in the six months ended 2008.  The increase in general and administrative expenses was due primarily to an increase of $0.7 million in professional fees incurred as a result of the restatement of our 2006 Form 10-K,  $0.1 million in office and facility costs, $0.1 million in certain other costs and $0.3 million in salaries, relocation expense and benefits offset by the decrease in the customer relationship management software of $1.1 million.

The following table sets forth the changes in significant components of general and administrative expenses (table in millions):

				% of Revenues
	Six months ended June 30,		%Change	Six months ended June 30,
	2008	2007	2008 vs. 2007	2008	2007
Office and facility costs	$2.7	$2.6	3.8%	3.2%	2.5%
Salaries, wages and benefits	12.5	12.2	2.5	14.7	11.8
Professional fees	2.3	1.6	43.8	2.7	1.6
Other	1.9	1.8	5.6	2.2	1.7
Customer relationship management software	—	1.1	(100.0)	—	1.1
Total	$19.4	$19.3	0.5%	22.8%	18.7%

Special items

Special items incurred in the six months ended June 30, 2008 were approximately $0.2 million which included professional fees and other costs associated with the SEC and the DOJ investigations.  For the six months ended June 30, 2007, $6.8 million in professional fees and other costs were incurred in relation to the SEC and DOJ investigations which began on November 14, 2006, and December 11, 2006, respectively.

Other income, net

Other income for the six months ended 2008 was $0.3 million compared with $0.2 million for the six months ended 2007.  The increase in other income was attributable to a refund of the German value added tax (VAT).

Interest income and expense

Interest income for the six months ended June 30, 2008 was $0.8 million compared with $0.9 million for the same period in 2007.  Interest expense for the six months ended June 30, 2008 was $0.1 million compared with $0.2 million for the same period in 2007.

Equity loss from related parties

Equity loss from related parties for the six months ended June 30, 2008 was $0.4 million compared with a loss from related parties of $0.3 million for the six months ended June 30, 2007.  The equity loss relates to our investments in Costa Rican and Panamanian entities as of June 30, 2007, and in a hotel property located in Costa Rica as of June 30, 2008.

Income tax provision

In the six months ended June 30, 2008, we recorded approximately $448,000 in an income tax provision compared with $49,000 for the same period of 2007.  The increase is due to alternative minimum tax expense incurred as a result of limitations on the amount of net operating loss carryforward that can be used to offset taxable income.  In addition, we will pay state income tax in jurisdictions where we do not have sufficient net operating loss carryforwards to offset taxable income.

Known Trends

We experienced an accelerating decline in the Company’s Proprietary Brands during 2008, as discussed in our review of segment performance.  During 2007 and 2008, we discontinued several of our under-performing brands and evaluated our other course offerings in response to current economic trends.

In comparison, the RDE segment experienced a rapid acceleration in sales in 2007, with some leveling off in the first six months of 2008 and decline in the last six months of 2008.  As of June 30, 2008, 76.0% of our cash sales were generated by this brand.

Based on expected lower cash sales in 2008 and 2009, the Company has taken action to decrease costs, including reductions in staff to appropriately size the Company for the economic environment.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  As of June 30, 2008, cash, cash equivalents and restricted cash increased by $2.6 million to $44.1 million from $41.5 million as of December 31, 2007.

Our joint venture agreement with Rich Global, LLC, requires us to segregate our cash balances between: (i) funds received from RDE students, and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands. However, the RDE Brand cash balances may be used for expenses associated with the RDE brand offerings and the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.  Our RDE Brand accounted for approximately 76.0% of our total cash sales for the six months ended June 30, 2008.  See Business Segments for further discussion.

Our $44.1 million of cash, cash equivalents and restricted cash balances includes $32.9 million attributable to RDE and $11.2 million related to our Proprietary Brands business.  As of December 31, 2007, the cash, cash equivalents and restricted cash balances of $41.5 million included $26.8 million attributable to RDE and $14.7 million related to our Proprietary Brands.  The increase in the RDE cash balances in 2008 as compared with 2007 reflects the continued growth in sales of the RDE products and services.

Net cash used in operations for the six months ended June 30, 2008 was $0.4 million, as compared with cash used in operations of $5.4 million for the six months ended June 30, 2007, a change of $5.0 million.  The change in cash provided by operations was primarily attributable to the changes in the operating assets and liabilities as a result of the continued business generated from our RDE Brands and to a lesser extent, $1.1 million gain from the disposition of assets.  Our primary source of cash from operating activities was the cash received from courses and products sold to our students.

Net cash provided by investing activities was $3.0 million for the six months ended June 30, 2008 as compared with $3.8 million provided by investing activities for the six months ended June 30, 2007, a change of $0.8 million.  The change in cash provided by investing activities during the six months ended June 30, 2008 was attributable to proceeds of $2.5 million received from the disposition of certain investments in Costa Rican and Panamanian entities and the repayment of working capital advances previously made to Monterey del Este, S. A, and Monterey Management, S. A, in the amount of $0.6 million.  For the six months ended June 30, 2007, we had proceeds of $5.0 million received from the sale of assets including our building in the UK and our original aircraft.  Other changes include the decrease in the purchase of property and equipment of $1.1 million in 2008 due to the reduction in spending related to our CRM system.

Net cash used in financing activities was $1.7 million for the six months ended June 30, 2008 compared with $3.2 million used in financing activities for the six months ended June 30, 2007, a decrease of $1.5 million.  The decrease in cash used in financing activities for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007 was primarily attributable to the reduction in debt related to the sale of the UK building and the original corporate aircraft in 2007.  The impact of the decrease in cash used in financing activities due to the sale of the assets in 2007 is offset by the $1.6 million cash distribution paid to Rich Global, LLC, in the first quarter of 2008.

We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion.  We will continue to pursue business opportunities, strategic acquisitions and/or alliances.

The majority of our cash equivalents are invested in short term, liquid, investment grade commercial paper with yields ranging from 1.8% to 3.1%.  Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $10.2 million at June 30, 2008 and $8.4 million at December 31, 2007.  As of December 31, 2007, we held a letter of credit to secure merchant accounts and certain state bonding requirements for $0.1 million, which was supported by a certificate of deposit which earns interest of 5.2%. We did not hold any letters of credit as of June 30, 2008.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are expending a significant amount of financial resources.  We estimated from the inception of the investigations through June 30, 2008, we incurred in excess of $11.3 million in professional and external direct costs associated with these matters ($0.2 million in the six months ended June 30, 2008).  The costs of the investigations and legal proceedings may have a material adverse effect on us.  We do not know what the full costs of the investigation or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital.  However, the investigations by both the SEC and DOJ and the related shareholder and derivative actions may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future.  We intend to continue to use working capital for operating purposes.  As of June 30, 2008, our consolidated deferred revenue balance was $134.6 million of which $93.6 million related to our worldwide RDE business.

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

Non-core investments

Our remaining ownership interest in Costa Rican and Panamanian entities are presented in the following table:

			As of June 30, 2008
Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loans ($ 000’s)
MDM/MTO (a)	Hotel/land concession	Equity	62.9%	$832.8

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

In January 2008, we sold three of our investments in Costa Rica and Panamanian entities, including Rancho Monterey, S. A. Monterey del Este, S. A. and Beautiful Hill, S. A.  The net proceeds on the sale of these entities was $2.5 million, and we realized a gain on sale of $1.1 million.  In May 2008, working capital advances of $0.6 million related to our Costa Rican and Panamanian entities and their management company were repaid.  Commissions related to the sale were paid to Russell Whitney, the former Chief Executive Officer and former Chairman of the Board in the amount of $0.4 million.  Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million and $0.1 million, respectively.

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

Our net book value for this investment is approximately $2.8 million.  We do not have any debt associated with this asset and we will not receive proceeds unless the buyer is able to secure the requisite financing.  Accordingly, we will not record any gain on this asset sale until cash proceeds are realized.  The note receivable on this property was due and payable on December 31, 2007.  On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap and Dunlap Enterprises, LLC.  As a result, we have reclassified the note receivable from a current asset to a non-current asset on our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to our consolidated financial statements for the year ended December 31, 2007, included in our 2007 Annual Report on Form 10-K filed with the SEC on January 15, 2009.

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