Form 10-Q
period 2008-09-30
WHITNEY INFORMATION NETWORK INC
filed 2009-03-05
CIK 1095276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,325	$33,012
Restricted cash	10,717	8,449
Accounts receivable, net	543	439
Notes receivable, current portion	209	88
Deferred course expenses, current portion	25,802	19,251
Prepaid advertising and other prepaid expenses	1,432	3,896
Inventory	1,721	1,437
Assets held for sale	3,748	2,874
Total current assets	76,497	69,446

Notes receivable, net of current portion	9,729	10,073
Property and equipment, net	4,498	11,165
Investment and development costs in real estate	653	321
Intangible assets, net	384	432
Deferred course expenses, net of current portion	1	4
Other assets	281	243
Total assets	$92,043	$91,684
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,818	$8,305
Income taxes payable	1,021	777
Accrued course expenses	3,139	2,886
Other accrued expenses	7,218	7,190
Accrued salaries, wages and benefits	2,195	2,874
Accrued executive severance	325	1,950
Long-term debt, current portion	64	125
Deferred rental incentives, current portion	112	114
Deferred revenue, current portion	137,190	119,284
Total current liabilities	157,082	143,505

Long-term debt, net of current portion	2,911	2,952
Deferred rental incentives, net of current portion	362	451
Deferred revenue, net of current portion	6	16
Total liabilities	160,361	146,924

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding, as of September 30, 2008 and December 31, 2007	2,591	2,591
Paid-in capital	2,340	1,842
Foreign currency translation adjustment	(731)	(1,659)
Accumulated deficit	(72,518)	(58,014)
Total stockholders’ deficit	(68,318)	(55,240)
Total liabilities and stockholders’ deficit	$92,043	$91,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$34,713	56,582	$119,922	$159,780

Operating costs and expenses:
Direct course expenses	18,896	27,085	64,522	81,024
Advertising and sales expenses	11,027	14,580	38,048	48,825
General and administrative expenses	8,755	9,805	28,124	29,097
Impairment of assets	2,717	—	2,717	—
Special items	208	2,202	402	8,991
Total operating costs and expenses	41,603	53,672	133,813	167,937
(Loss) income from operations	(6,890)	2,910	(13,891)	(8,157)

Other (expense) income:
Other (expense) income, net	(4)	(8)	279	193
Interest income	259	514	1,028	1,399
Interest expense	(55)	(52)	(163)	(224)
Equity loss from related parties	(200)	(92)	(600)	(423)
(Loss) gain on sale of assets	—	(2)	1,080	35
Total other (expense) income	—	360	1,624	980

(Loss) income before income taxes	(6,890)	3,270	(12,267)	(7,177)
Income tax provision	(213)	(48)	(661)	(97)
Net (loss) income	$(7,103)	$3,222	$(12,928)	$(7,274)

Net (loss) income per share:
Basic	$(0.61)	$0.27	$(1.10)	$(0.62)
Diluted	$(0.61)	$0.27	$(1.10)	$(0.62)

Weighted average common shares outstanding:
Basic	11,739	11,739	11,739	11,739
Diluted	11,739	11,871	11,739	11,739
Comprehensive loss:
Net (loss) income	$(7,103)	$3,222	$(12,928)	$(7,274)
Foreign currency translation adjustments	925	(295)	928	(608)
Comprehensive (loss) income	$(6,178)	$2,927	$(12,000)	$(7,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,928)	$(7,274)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,061	1,225
Impairment of assets	2,717	—
Stock-based compensation costs	498	717
Deferred rental incentives	(91)	103
Gain on sale of assets	(1,080)	(35)
Equity loss from related parties	600	423
Changes in operating assets and liabilities:
Restricted cash	(2,268)	(6,268)
Accounts receivable, net	(439)	2,828
Prepaid advertising and other prepaid expenses	2,464	1,033
Inventory	(284)	(291)
Deferred course expenses	(6,548)	(3,801)
Other assets	(38)	(107)
Accounts payable	(2,487)	2,736
Accrued course expenses	253	698
Deferred revenue	17,896	8,175
Accrued salaries, wages and benefits	(679)	1,655
Accrued executive severance	(1,625)	—
Other accrued expenses	29	1,402
Income taxes payable	244	(41)
Net cash (used in) provided by operations	(2,705)	3,178

Cash flows from investing activities:
Purchase of property and equipment	(308)	(1,628)
Proceeds received on notes receivable	58	62
Advances on notes receivables	—	(274)
Proceeds from sale of assets	3,019	5,037
Investments in and advances to related parties, net	—	(275)
Net cash provided by investing activities	2,769	2,922

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	7	70
Principal payments on long-term debt	(110)	(3,268)
Distributions to joint venture partner	(1,576)	—
Net cash used in financing activities	(1,679)	(3,198)

Effect of foreign currency translation	928	(608)
Net increase (decrease) in cash and cash equivalents	(687)	2,294
Cash and cash equivalents, at beginning of period	33,012	33,221
Cash and cash equivalents, at end of period	$32,325	$35,515

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2008	2007

Supplemental Cash Flow Information of non-cash activities:
Accounts receivable of $335 was converted to a note receivable	$335	$—
Promissory note received from the sale of our 50% in Tranquility Bay of South West Florida, LLC, net of reserve of $1,438	$—	$3,030

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009.

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

The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in the Form 10-K filed with SEC on January 15, 2009.  These accounting policies have not significantly changed.

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

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively.  FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 3 — Special Items

Special items

Special items incurred during the three and nine months ended September 30, 2008 were approximately $0.2 million and $0.4 million, respectively.  For the three months and nine months ended September 30, 2007, special items were approximately $2.2 million and $9.0 million, respectively.  These special items include the professional fees associated with the SEC and DOJ proceedings which began November 14, 2006, and December 11, 2006, respectively.

Note 4 — Notes Receivable

Notes receivable consists of the following (in thousands):

	September 30, 2008	December31, 2007
Note receivable from the sale of real estate. Principal and interest monthly at 6.25%, $6.2 million due at maturity, matures November 2015 and is collateralized by land and a building in Central Florida.	$7,029	$7,087
Note receivable from the sale of our 50% equity interest in land in the amount of $4.5 million with no interest. Issued in May 2007, matured December 2007 and is collateralized by 74 acres of land in Southwest Florida (“Tranquility Bay”).	2,583	3,074
Note receivable for the sale of software. Issued in May 2008, matures September 2011 and is collateralized by receipts from the sale of the Edutrader software.	326	—
Total of notes receivable	9,938	10,161
Less: current portion	(209)	(88)
Long-term notes receivable	$9,729	$10,073

See Note 6 — Impairment of Assets and Note 13 — Commitments and Contingencies Litigation for further discussion of Tranquility Bay.

Note 5 — Assets Held for Sale

Assets held for sale at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Investment in Rancho Monterey, S.A. and Monterey del Este, S.A.	$—	$905
Investment in Monterey del Mar, S.A.	—	1,233
Beautiful Hill, S.A.	—	736
Corporate aircraft	3,748	—
	$3,748	$2,874

The investments in Rancho Monterey, S.A., Monterey del Este, S.A, and Beautiful Hill, S.A. were sold in January 2008 for approximately $2.5 million resulting in a net gain of approximately $1.1 million.  See Note 14 — Subsequent Events.  Our investment in Monterey del Mar, S.A. has not been sold and has been removed from assets held for sale during the nine months ended September 30, 2008. The marketplace for corporate aircraft, which was classified as held for sale in the second quarter, declined in the third quarter and the Company recognized impairment on the asset of $2.2 million.

Note 6 — Impairment of Assets

The Company recorded an impairment of assets totaling $2.7 million in the third quarter of 2008 for the corporate aircraft and the note receivable related to Tranquility Bay.

 The following table includes the assets that the Company determined to be impaired as of September 30, 2008 (in thousands):

Corporate aircraft	$2,217
Note Receivable Tranquility Bay	500
Total	$2,717

We recognized an impairment of $2.2 million for the corporate aircraft to reflect the decline in the fair market value resulting from the general economic downturn.  The impairment of the note receivable from Tranquility Bay was a result of the downturn in the real estate market in Southwest Florida.  See Note 4 — Notes Receivable and Note 14 — Subsequent Events for further discussion.

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007

Notes payable to individuals for the purchase of an equity interest in the SCB Building, LLC. Principal and interest payments began in April 2006 at an interest rate of 6.25%. The note matures in April 2016.	$2,916	$2,942
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A. Principal and interest payments began in July 2003 at an interest rate of 5%. The note was paid in full in June 2008.	—	73
Other installment notes payable	59	62
Total long-term debt	2,975	3,077
Less: current portion	(64)	(125)
Long-term debt, net of current portion	$2,911	$2,952

Note 8 — Certain Relationships and Related Transactions

The Company leases from Cape Promenade Trust (“Trust”) approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which the Company uses as a training facility, all located in Cape Coral, Florida.  The Trust is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney.  The leases are for three years and began on March 1, 2003, March 1, 2003, and June 1, 2004, respectively.  The monthly rentals are $1,943, $13,913 and $7,238 in 2008, respectively.  The Company was on a month-to-month basis with respect to the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace properties.  On September 17, 2008, the leases for the training facility located at 1611 East Cape Coral Parkway and the training facility at 1630 Southeast 47th Terrace were terminated.  The Company previously extended the lease with respect to 1625 East Cape Coral Parkway through June 30, 2009.  See Note 14 - Subsequent Events for further discussion.

Gulfstream Development Group, LLC

At September 30, 2008 and December 31, 2007, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”), in which the Company was compensated for appointing Gulfstream as the exclusive offeror of homes for its students at the Company’s advanced real estate courses.  Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney.  The Company has no ownership interest in Gulfstream and had no involvement in the students’ decision to purchase lots or in their dealings with the realtor or Gulfstream.  Gulfstream constructed homes on lots owned by our students.  During 2007 and 2008, the referral fee was $2,500 with $500 of that being paid to the Company trainers who assisted in the referral.  The referral fees paid to the Company by Gulfstream were $0.1 million for each of the three and nine months ended September 30, 2008.  The referral fees paid to the Company by Gulfstream were zero million and $0.1 million for the three and nine months ended September 30, 2007.

As of September 30, 2008, Mr. Whitney held an indirect 12.5% interest in Gulfstream and received certain payments and distributions from this entity.  Mr. Whitney holds his investment in Gulfstream through Rec One Inc., (“Rec One”), an entity that he and Ingrid Whitney jointly own.  Gulfstream also had an informal agreement with Mr. Whitney, in which Gulfstream paid him a referral fee of $4,000—$5,000 for each Gulfstream home built for our students.

Mr. Whitney received the following payments from Gulfstream during the quarter ended September 30, 2008; (i) salary of $10,000 and (ii) distributions to Rec One of $39,643.

For the nine months ended September 30, 2008, Mr. Whitney received the following payments from Gulfstream (i) salary of $70,000; (ii) transaction-based compensation of $898,100 and (iii) distributions to Rec One of $264,643.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions in regards to compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of September 30, 2008, the Company had an ownership interest of 62.9% in a hotel property located in Costa Rica.

In January 2008, the Company sold three of our investments in Costa Rican and Panamanian entities.  Those entities were: Rancho Monterey, S.A., Monterey del Este, S.A. and Beautiful Hill, S.A. in which the Company owned 30%, 8% and 100%, respectively.  Proceeds from these entities net of commissions and other expenses were $0.9 million, $0.2 million and $1.4 million, respectively.  Repayment of working capital advances of $0.8 million related to these entities and their management company, Monterey Management, S.A., were received in May 2008. Commissions related to the sale were paid to Russell Whitney, the former Chief Executive Officer and former Chairman of the Board in the amount of $0.4 million.  Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million, and $0.1 million.

A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions in regards to compliance with the applicable governance and related party transaction requirements.

Note 9 — Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS No. 109”).  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

During the period ended September 30, 2008 the Company recorded $300,000 of alternative minimum tax (“AMT”) income tax expense due to tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%.  The remaining 10% is subject to alternative minimum tax.  The Company also recorded $361,000 of state income tax expense related to jurisdictions where we do not have sufficient net operating losses to offset taxable income.

 Note 10 - Loss per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of earnings per share — “basic” and “diluted.”  Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period.  The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

There are a total of 1,032,650 stock options and 890,719 warrants outstanding as of September 30, 2008 to purchase common stock as compared with a total of 1,158,400 stock options and 890,719 warrants outstanding as of September 30, 2007.  Additionally, the Company has combined 450,000 unit placement warrants issued to our placement agent in connection with our December 2005 offering which would be anti-dilutive and as such were excluded from the computation of diluted loss per share.

The following table sets forth the computation for basic and diluted earnings per share (in thousands, except for per share data):

	Three months ended September 30,
	2008	2007

Numerator for basic loss per common share	$(7,103)	$3,222
Denominator for basic loss per share - weighted average shares	11,739	11,739
Effect of dilutive securities - options and warrants	—	132
Denominator for diluted loss per share - adjusted weighted average shares	11,739	11,871
Loss per common share	$(0.61)	$0.27

	Nine months ended September 30,
	2008	2007

Numerator for basic loss per common share	$(12,928)	$(7,274)
Denominator for basic loss per share - weighted average shares	11,739	11,739
Effect of dilutive securities - options and warrants	—	—
Denominator for diluted loss per share - adjusted weighted average shares	11,739	11,739
Diluted loss per common share	$(1.10)	$(0.62)

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 11 - Segment Information

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

 Our segment revenues and gross profit are included in the following tables (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Segment revenues	2008	2007	2008	2007

Proprietary Brands
Real estate education	$9,910	$23,992	$40,707	$76,637
Financial markets education	5,895	16,831	19,449	58,634
Rich Dad Education
Real estate education	17,144	15,759	57,387	24,509
Financial markets education	1,764	—	2,379	—
Consolidated	$34,713	$56,582	$119,922	$159,780

	Three months ended September 30,		Nine months ended September 30,
Segment gross profit (deficit)	2008	2007	2008	2007

Proprietary Brands
Real estate education	$3,071	$9,103	$17,425	$19,704
Financial markets education	3,118	6,354	5,593	19,041
Rich Dad Education
Real estate education	1,071	(540)	(776)	(8,814)
Financial markets education	(2,470)	—	(4,890)	—
Consolidated	$4,790	$14,917	$17,352	$29,931

Note 12 - Stockholders’ Deficit

On March 28, 2008, the Company recorded $1.6 million in distributions to our joint venture partner, Rich Dad Global, LLC.  The distribution was made in accordance with the Operating Agreement between Whitney Education Group and Rich Global, LLC.

Note 13 - Commitments and Contingencies

Software commitment

In December 2005, the Company entered into a purchase commitment for new Customer Relationship Management software (“CRM”) for approximately $3.0 million which includes licensing, training and maintenance.  During the three and nine months ended September 30, 2007, the Company recorded $0.1 million and $1.0 million in expense, respectively.  The Company has not incurred any additional expense for the CRM software during the three and nine months ended September 30, 2008.  Our annual commitments for the licensing and maintenance of other software are approximately $0.5 million.

Operating lease

The Company leases office space for administrative and training requirements.  These leases expire from December 2008 to January 2013.  See Note 8 — Certain Relationships and Related Transactions for related party leases.

The following table includes the rental expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Rental expense for operating leases	$270	$342	$838	$926

Future minimum rental payments under non-cancelable leases included above as of September 30, 2008 are as follows (in thousands):

Year 1	$846
Year 2	661
Year 3	531
Year 4	490
Year 5	147
Thereafter	—
$2,675

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

On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company’s Common Stock from November 18, 2003, through and including December 15, 2006.  The plaintiff seeks unspecified compensatory damages, unspecified equitable relief, and attorney’s fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  This case has not been certified as a class action.  See Note 14 — Subsequent Events for further discussion.

On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a shareholder derivative complaint alleging that the named defendants breached certain fiduciary duties and violated certain securities laws.  The plaintiff seeks unspecified monetary damages, unspecified equitable relief, unspecified restitution and disgorgement of profits from individual defendants, and fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  See Note 14 — Subsequent Events for further discussion.

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

Note 14 - Subsequent Events

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

On November 17, 2008, the Middle District Court issued an order granting the Company’s motion to dismiss the Durham Class Action Lawsuit without prejudice.  On December 8, 2008, the Company was served a consolidated amended class action complaint filed by Arnold Friedman individually and on behalf of all others similarly situated in the Middle District Court alleging violations of the federal securities laws.  Friedman seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the Middle District Court.  By an order dated November 17, 2008, the Court granted the defendants’ motion to dismiss without prejudice the initial complaint styled Durham v. Whitney Information Network, Inc. et al. filed by the plaintiffs on December 28, 2006.See Note 13 — Commitments and Contingencies.

On November 19, 2008, the Middle District Court issued an order granting the Company’s motion to dismiss the Ghosio Derivative Complaint without prejudice.  On December 4, 2008, Robert Ghosio Jr. on behalf of nominal defendant Whitney Information Network, Inc. filed an amended derivative lawsuit in the Middle District Court alleging the breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment.  Ghosio seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriated by the Middle District Court. See Note 13 — Commitments and Contingencies.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking.  We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on January 15, 2009 and the risks discussed in other SEC filings.  These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this report reflect the beliefs of our management on the date of this Quarterly Report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

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

We offer our students several ways to access our educational content:

•                  Live instruction in classroom settings

•                  Onsite mentoring

•                  Telephonic coaching

•                  Electronic access

•                  Online Live

•                  On Demand Recorded

•                  Conferences

•                  Teleconferences

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	54.4	47.9	53.8	50.7
Advertising and sales expenses	31.8	25.8	31.7	30.6
General and administrative expenses	25.2	17.3	23.5	18.2
Impairment of assets	7.8	—	2.3	—
Special items (a)	0.6	3.9	0.3	5.6
Total operating costs and expenses	119.8	94.9	111.6	105.1

(Loss) income from operations	(19.8)	5.1	(11.6)	(5.1)

Gross profit	13.8	26.3	14.5	18.7

Other income (expense):
Other (expense) income, net	—	—	0.2	0.1
Interest income	0.8	0.9	0.9	0.9
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)
Equity loss from related parties	(0.6)	(0.1)	(0.5)	(0.3)
Gain on disposition of assets	—	—	0.9	—
Total other income (expense)	—	0.7	1.4	0.6

(Loss) income before income taxes	(19.8)	5.8	(10.2)	(4.5)

Income tax provision	(0.6)	(0.1)	(0.6)	(0.1)

Net loss	(20.4)%	5.7%	(10.8)%	(4.6)%

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

The table below is a reconciliation of the Company’s net loss to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net (loss) income	$(7,103)	$3,222	$(12,928)	$(7,274)
Impairment of assets	2,717	—	2,717	—
Special items	208	2,202	402	8,991
Interest income	(259)	(514)	(1,028)	(1,399)
Interest expense	55	52	163	224
Other expense (income), net	4	8	(279)	(193)
Income tax provision	213	48	661	97
Stock option expense	166	182	498	717
Depreciation and amortization expense	250	428	1,061	1,225
Equity loss from related parties	200	92	600	423
Loss (gain) on sale of assets	—	2	(1,080)	(35)
EBITDA	(3,549)	5,722	(9,213)	2,776

Net change in deferred revenue	2,646	7,812	17,896	8,175
Net change in deferred course costs	(1,246)	(2,425)	(6,548)	(3,801)
Adjusted EBITDA	$(2,149)	$11,109	$2,135	$7,150

Adjusted EBITDA as a percentage of cash received from course and product sales	(5.8)%	17.3%	1.5%	4.3%

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash received from course and product sales:
Proprietary Brands
Real estate education	$6,642	$19,547	$22,942	$64,779
Financial markets education	1,280	8,677	9,144	35,353
Rich Dad Education
Real estate education	24,847	36,170	97,569	67,823
Financial markets education	4,590	—	8,163	—
Total consolidated cash received from course and product sales	37,359	64,394	137,818	167,955

Change in deferred revenue:
(increase)/decrease
Proprietary Brands
Real estate education	3,268	4,445	17,765	11,858
Financial markets education	4,615	8,154	10,305	23,281
Rich Dad Education
Real estate education	(7,703)	(20,411)	(40,182)	(43,314)
Financial markets education	(2,826)	—	(5,784)	—
Total consolidated change in deferred revenue	(2,646)	(7,812)	(17,896)	(8,175)

Revenue:
Proprietary Brands
Real estate education	9,910	23,992	40,707	76,637
Financial markets education	5,895	16,831	19,449	58,634
Rich Dad Education
Real estate education	17,144	15,759	57,387	24,509
Financial markets education	1,764	—	2,379	—
Total consolidated revenue for financial reporting purposes	$34,713	$56,582	$119,922	$159,780

Business segments

We operate in two business segments: Proprietary Brands and RDE.  The proportion of revenue from each segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
As a percentage of total revenue	2008	2007	2008	2007

Proprietary Brands
Real estate education	28.5%	42.4%	33.9%	48.0%
Financial markets education	17.0	29.7	16.2	36.7
Rich Dad Education
Real estate education	49.4	27.9	47.9	15.3
Financial markets education	5.1	—	2.0	—
Total	100.0%	100.0%	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth. ™  We have added to our brand portfolio by offering our students additional real estate education offerings.

Cash sales for the three months ended September 30, 2008 (“third quarter of 2008”) and 2007 (“third quarter of 2007”) were $6.6 million and $19.5 million and revenues for these quarters were $9.9 million and $24.0 million, respectively.  The decrease of $12.9 million in cash sales and $14.1 million in revenue for the third quarter of 2008 as compared to the third quarter of 2007 was primarily attributable to the decline in sales of our Russ Whitney®’s Building Wealth ™ and the suspension of Cash Flow Generator®, partially offset by the launch of Teach Me Foreclosure™ & Real Estate Investing.  In addition, there was decreased interest among prospective students in our real state course offerings which may be due to the downturn in the housing market.  These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one paid course, and a lower average amount of sales of advanced courses per student.  We suspended the sales of our Cash Flow Generator ® product until we can determine and test a repositioned student offering.

Cash sales for the nine months ended September 30, 2008 and 2007 were $22.9 million and $64.8, million and revenues for these periods were $40.7 million and $76.6 million, respectively.  The decrease of $41.9 million in cash sales for the nine months ended September 30, 2008 as compared to the same period of 2007 was primarily attributable to the factors described above for the three months ended September 30, 2008.  The decrease of $35.9 million in revenue was primarily attributable to the decrease in demand for our Proprietary Brand real estate courses and, to a lesser extent, the decrease in course breakage related to the real estate education brand.  The Company has shifted its marketing focus and product mix from the Proprietary Brands to the RDE Brands.

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

Cash sales for the three months ended September 30, 2008 were $1.3 million as compared to $8.7 million for the three months ended September 30, 2007 and revenues for these quarters were $5.9 million and $16.8 million, respectively.  The decrease of $7.4 million in cash sales and the decrease of $10.9 million in revenue in 2008 as compared to 2007 are due to the suspension of the Teach Me to Trade® course offering during the third quarter of 2008.  In addition, revenue was negatively affected by the decrease in revenue recognized from course breakage of $3.7 million quarter-over-quarter.

Cash sales for the nine months ended September 30, 2008 and 2007 were $9.1 million and $35.3 million, respectively, and revenues for these periods were $19.5 million and $58.6 million, respectively.  The decrease of $26.2 million in cash sales and $39.1 million in revenue in 2008 as compared to 2007 was primarily attributable to the factors described above for the three months ended September 30, 2008.  In addition, revenue was negatively affected by the decrease in revenue recognized from course breakage of $9.5 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, the Company shifted its marketing focus and sales mix from the Proprietary Brands to the RDE Brands.

Rich Dad Education

In 2006, we launched RDE, in alliance with Rich Global, LLC, which is based on the investing principles and philosophy of Robert Kiyosaki, as detailed in his best-selling book, Rich Dad Poor Dad.  Our RDE Brand provides investor education in the United States, United Kingdom and Canada.

During the three and nine months ended September 30, 2008, RDE segment revenue was approximately 54.5% and 49.8% of total revenue, respectively, as compared to 27.9% and 15.3% for the three and nine months ended September 30, 2007, respectively.

Real estate education

Cash sales for the three months ended September 30, 2008 were $24.8 million as compared to $36.2 million for the three months ended September 30, 2007, a decrease $11.4 million or 31.5%.  Revenues for the third quarter of 2008 were $17.1 million as compared to $15.8 million in third quarter of 2007, an increase of $1.3 million or 8.2%.  The decrease is attributable to lower registration rates for our introductory events and advanced courses due to the economic downturn in the third quarter of 2008.

Cash sales for the nine months ended September 30, 2008 and 2007 were $97.6 million and $67.8 million, respectively, and revenues for the nine month periods were $57.4 million and $24.5 million, respectively.  The increase in cash sales and revenues were due to strong sales in the first six months of 2008.

Financial markets education

Cash sales and revenues for the third quarter of 2008 were $4.6 million and $1.8 million, respectively, and cash sales and revenues for the nine months ended September 30, 2008 were $8.2 million and $2.4 million, respectively.  There was no comparable activity in 2007 as the RDE Brand financial markets education courses began in the second quarter of 2008.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenue

Revenue for the third quarter of 2008 was $34.7 million, a decrease of $21.9 million or 38.7%, from $56.6 million for the three months ended September 30, 2007 (in thousands):

	Three months ended September 30,		%
	2008	2007	Change

Basic training sessions	$3,938	$7,479	(47.3)%
Advanced courses	29,301	47,720	(38.6)
Product sales	3,128	6,315	(50.5)
Other	992	2,880	(65.6)
Total cash received from course and product sales	$37,359	$64,394	(42.0)
Net change in deferred revenue	(2,646)	(7,812)	(66.1)
Revenue for financial reporting purposes	$34,713	$56,582	(38.7)%

The decrease in revenue in the third quarter of 2008 resulted from the decline in sales of our basic training sessions and advanced courses which were attributable to the decline in the Proprietary Brand real estate and financial markets segments and, to a lesser extent, the decrease in the recognition of course breakage in the third quarter of 2008.  Revenue recognized from course breakage in the third quarter of 2008 was $4.6 million, as compared to $10.9 million in the third quarter of 2007, a decrease of $6.3 million or 57.8%.

The following table sets forth the number of educational events for the comparative periods:

	Three months ended September 30,
	2008	2007	Change
Number of courses
Free introductory workshops	1,228	965	27.3%
Basic training sessions	230	265	(13.2)
Advanced live courses	179	192	(6.8)
Advanced electronic courses	35	33	6.1
	1,672	1,455	14.9%
Number of attending students
Basic training sessions	6,715	12,626	(46.8)%
Advanced live courses	2,828	3,506	(19.3)
Advanced electronic courses	924	699	32.2
	10,467	16,831	(37.8)%

Average students per paid course
Basic training sessions	29.2	47.6	(38.7)%
Advanced live courses	15.8	18.3	(13.7)%
Average	23.3	35.6	(34.6)%

Approximately 21.2% of the students attending the free introductory workshops purchased one or more of our basic training sessions during the third quarter of 2008, a decline of 2.1 percentage points from 23.3% in the third quarter of 2007.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

The following table sets forth the media source by which prospective students accessed our free introductory workshops:

	Three months ended September 30,
	2008	2007

Television	16.4%	33.3%
Direct mail	8.6	13.9
Website	27.1	18.9
Newspaper	4.0	6.2
Online advertising	33.7	14.6
Radio and other	10.2	13.1
Total	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites increased by 8.2 percentage points for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  This category was a source of 27.1% of the prospective students in the third quarter of 2008 as compared to 18.9% for the three months ended September 30, 2007.

In prior years, our primary method for attracting prospective students to our Proprietary Brand offerings was through the use of television advertising.  As we have continued to shift our focus to the RDE Brands during 2008, we redirected our advertising efforts to online direct response-based campaigns which were a source of 33.7% of our prospective students during the three months ended September 30, 2008 as compared with 14.6% for the three months ended September 30, 2007.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free introductory workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

For the third quarter ended September 30, 2008, direct course expenses were $18.9 million, a decrease of $8.2 million or 30.3% as compared to $27.1 million for the third quarter ended September 30, 2007.  As a percentage of revenue, direct course expenses increased by 6.5 percentage points from 47.9% for the third quarter ended September 30, 2007, to 54.4% for the third quarter ended September 30, 2008.  The decrease in direct course expense is primarily due to decreases in event costs of $4.2 million; commissions, fees and payroll of $2.3 million, product costs of $0.9 million and administrative fees of $0.8 million.

The following table sets forth the changes in the significant components of direct course expenses (table in millions):

				% of Revenues
	Three months ended September 30,		Change	Three months ended September 30,
	2008	2007	2008 vs. 2007	2008	2007

Product costs	$6.7	$7.6	(11.8)%	19.3%	13.4%
Course events	7.2	11.4	(36.8)	20.7	20.2
Commission, fees and payroll	4.2	6.5	(35.4)	12.1	11.5
Administrative fees	0.8	1.6	(50.0)	2.3	2.8
Total	$18.9	$27.1	(30.3)%	54.4%	47.9%

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

The following table represents the expense categories that comprise advertising and sales expense for the third quarter ended September 30, 2008 and 2007, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	Three months ended September 30,
Expense category	2008		2007

Television	$2,034	18.4%	$6,246	42.8%
Direct mail	1,103	10.0	1,235	8.5
Newspaper	836	7.6	927	6.4
Internet	2,482	22.5	1,162	8.0
Radio and other	1,782	16.2	691	4.7
Media spending	8,237	74.7	10,261	70.4
Telemarketing/outreach sales commissions	655	5.9	2,231	15.3
RDE licensing fees	2,135	19.4	2,088	14.3
Total advertising and sales expenses	$11,027	100.0%	$14,580	100.0%

Our media spending decreased by 19.7% for the three months ended September 30, 2008, compared to the same period in 2007.  We redirected some of our media spending to internet and radio advertising during the third quarter of 2008 in order to promote our Rich Dad Brand.

Media spending by category as a percentage of total media spending is presented in the following table:

	For the three months ended September 30,
	2008	2007

Television	24.7%	60.9%
Direct mail	13.4	12.0
Newspaper	10.2	9.0
Radio	21.6	6.7
Website and other	30.1	11.4
Media spending	100.0%	100.0%

Advertising and sales expense for the third quarter of 2008 was $11.0 million, a decrease of 24.7% or $3.6 million as compared to $14.6 million for the third quarter of 2007.  Our advertising and sales expense is approximately 31.7% of total revenues for the three months ended September 30, 2008, as compared to 25.8% of total revenues for the three months ended September 30, 2007.  This increase as a percentage of revenue is due to the popularity of our RDE Brand, whose sales are deferred for revenue recognition purposes until the course is attended although the expenses for advertising and sales are expensed as incurred.  We do not have sufficient historical data to support revenue recognition through course breakage for our RDE Brands.

Gross profit

Gross profit decreased to $4.8 million for the three months ended September 30, 2008, as compared to $14.9 million for the three months ended September 30, 2007, a decrease of $10.1 million, or 67.8%.  This decrease is primarily attributable to the reduction of revenue of $21.9 million partially offset by the decrease in direct course expenses of $8.2 million and advertising and sales expenses of $3.6 million, for the third quarter of 2008 as compared to the third quarter of 2007.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff as well as professional fees, audit and tax preparation expense and legal costs.

The following table sets forth the changes in the significant components of general and administrative expenses (table in millions):

				% of Revenues
	Three months ended September 30,		%Change	Three months ended September 30,
	2008	2007	2008 vs. 2007	2008	2007
Office and facility costs	$1.5	$1.2	25.0%	4.3%	2.1%
Salaries, wages and benefits	5.2	6.5	(20.0)	15.0	11.5
Professional fees	1.3	1.1	18.2	3.7	1.9
Other	0.8	0.9	(11.1)	2.3	1.6
Customer relationship management	—	0.1	(100.0)%	—	0.2
Total	$8.8	$9.8	(10.2)%	25.3%	17.3%

General and administrative expenses were $8.8 million for the quarter ended September 30, 2008, a decrease of $1.0 million, or 10.2%, as compared to $9.8 million for the quarter ended September 30, 2007.  General and administrative expenses increased from 17.3% of revenue in the third quarter of 2007 to 25.3% of revenue in the third quarter of 2008.  The decrease in general and administrative expenses was primarily due to the decrease in salaries, wages and benefits of $1.3 million due to the reduction in headcount and reduced bonus expense and $0.1 million decrease in CRM expenses partially offset by an increase in accounting fees of $0.2 million as a result of the restatement of our 2006 Form 10-K and an increase in insurance costs of $0.2 million.

Impairment of assets

During the third quarter of 2008, we evaluated our long-lived assets for impairment.  We determined that the value of the property related to our Tranquility Bay note receivable was impaired due to the decline in the real estate market in Southwest Florida. Accordingly, we recognized an impairment of $0.5 million on this asset. In addition, we evaluated the fair market value of our corporate aircraft based on the deteriorating economic environment and reduced demand for private aircraft.

Special items

Special items incurred for the three months ended September 30, 2008 were approximately $0.2 million which included expenses for professional fees and other costs associated with the SEC and the DOJ investigations.  For the three months ended September 30, 2007, $2.2 million in professional fees and other costs were incurred in relation to the SEC and DOJ investigations which began on November 14, 2006, and December 11, 2006, respectively.

Stock-based compensation

During the third quarter of each 2008 and 2007, we recorded approximately $0.2 million of stock-based compensation.  We consider all of our stock-based compensation as a component of general and administrative expenses.

Interest income and expense

Interest income for the three months ended September 30, 2008 was $0.3 million as compared to $0.5 million for the third quarter of 2007.  Interest expense for each of the three months ended September 30, 2008 and 2007, was $0.1 million.

Equity loss from related parties

Equity loss from related parties was $0.2 million for the three months ended September 30, 2008 and $0.1 million for the third quarter of 2007.  The equity loss relates to our investment in a hotel property located in Costa Rica.

Income tax provision

In the third quarter of 2008, we recorded approximately $213,000 in income tax provision as compared with $48,000 for the third quarter of 2007.  The increase is due to alternative minimum tax expense incurred as a result of limitations on the amount of net operating loss carryforward that can be used to offset taxable income. In addition, we will pay state income tax in jurisdictions where we do not have sufficient operating loss carryforwards to offset taxable income.

Net (loss) income

Net loss for the quarter ended September 30, 2008 was $7.1 million as compared to net income of $3.2 million for the quarter ended September 30, 2007.  The change in our net (loss) income is included in the discussion above of our operations.

Nine Months Ended 2008 compared to Nine Months Ended 2007

Revenue

Revenue for the nine months ended September 30, 2008, was $119.9 million, a decrease of $39.9 million or 25.0%, from $159.8 million for the nine months ended September 30, 2007 (in thousands):

	Nine months ended September 30,		%
	2008	2007	Change
Cash received from course and product sales:
Basic training sessions	$15,798	$22,685	(30.4)%
Advanced courses	106,010	125,423	(15.5)
Product sales	11,397	13,755	(17.1)
Other	4,613	6,092	(24.3)
Total cash received from course and product sales	137,818	167,955	(17.9)
Net change in deferred revenue	(17,896)	(8,175)	118.9
Revenue for financial reporting purposes	$119,922	$159,780	(25.0)%

The decrease in revenue for the nine months ended September 30, 2008, resulted from the decline in sales of our basic training sessions and advanced courses which were attributable to the decline in the Proprietary Brand real estate and financial markets segments and to lesser extent, some decline in the RDE Brands.  In addition, revenue recognition resulting from course breakage was $17.8 million for the nine months ended September 30, 2008, as compared to $31.1 million for the same period in 2007, a decrease of $13.3 million or 42.8%.

The following table sets forth the number of educational events for the comparative periods:

	Nine months ended September 30,
	2008	2007	Change
Number of courses
Free introductory workshops	4,113	4,000	2.8%
Basic training sessions	791	753	5.0
Advanced live courses	549	515	6.6
Advanced electronic courses	108	97	11.3
	5,561	5,365	3.7%
Number of attending students
Basic training sessions	25,187	37,226	(32.3)%
Advanced live courses	9,596	8,646	11.0
Advanced electronic courses	2,881	1,910	50.8
	37,664	47,782	(21.2)%
Average students per paid course
Basic training sessions	31.8	49.4	(35.6)%
Advanced live courses	17.5	16.8	4.2
Average	26.0	36.2	(28.2)%

Approximately 21.2% of the students attending the free introductory workshops purchased one or more of our basic training sessions during the nine months ended September 30 2008, a decline from 24.3% in the nine months ended September 30, 2007.  For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and reported revenue.

The following table sets forth the media source by which prospective students accessed our free introductory workshops:

	Nine months ended September 30,
	2008	2007

Television	22.8%	43.3%
Direct mail	10.5	14.4
Website	26.7	18.2
Newspaper	4.0	5.8
Online advertising	27.0	11.4
Radio and other	9.0	6.9
Total	100.0%	100.0%

Prospective students registering for our free introductory workshops via our branded websites increased by 8.5 percentage points for the nine months ended September 30, 2008 when compared with the nine months ended September 30, 2007.  This category was a source of 26.7% of the prospective students in the nine months ended September 30, 2008 as compared to 18.2% for the nine months ended September 30, 2007.

We have been diversifying the media channels with which we attract prospective students as evidenced by the decline of 20.5 percentage points for television for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  We have increased our use of radio advertising from 6.9% for the nine months ended September 30, 2007 to 9.0% for same period of 2008.

In prior years, our primary method for attracting prospective students to our Proprietary Brand offerings was through the use of television advertising.  As we have shifted our focus to the RDE Brand, in 2008 we redirected our advertising efforts to online direct response-based campaigns, which increased 15.6 percentage points year-over-year for the period ended September 30, 2008.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free introductory workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

For the nine months ended September 30, 2008, direct course expenses were $64.5 million, a decrease of $16.5 million or 20.4% as compared to $81.0 million for the nine months ended September 30, 2007.  As a percentage of revenue, direct course expenses increased by 3.1 percentage points from 50.7% for the nine months ended September 30, 2007, to 53.8% for the nine months ended September 30, 2008.  The decrease in direct course expense is primarily attributable to a decrease in course events of $6.5 million, product costs of $5.4 million, commissions, fees and payroll of $5.0 million, which resulted from the decrease in sales of our Proprietary Brands for the period, partially offset by an increase of $0.4 million in certain fees.

The following table sets forth the changes in the significant components of direct course expenses (table in millions):

				% of Revenues
	Nine months ended September 30,		Change	Nine months ended September 30,
	2008	2007	2008 vs. 2007	2008	2007

Product costs	$18.9	$24.3	(22.2)%	15.8%	15.2%
Course events	25.3	31.8	(20.4)	21.1	19.9
Commission, fees and payroll	16.0	21.0	(23.8)	13.3	13.2
Administrative and other fees	4.3	3.9	10.3)	3.6	2.4
Total	$64.5	$81.0	(20.4)%	53.8%	50.7%

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

The following table sets forth the expense categories that are included in advertising and sales expense for the nine months ended September 30, 2008 and 2007, and the expense categories as a percentage of total advertising and sales expense (in thousands):

	For the nine months ended September 30,
Expense category	2008		2007

Television	$10,282	27.0%	$25,011	51.2%
Direct mail	3,512	9.2	5,115	10.5
Newspaper	2,125	5.6	2,624	5.4
Internet	6,095	16.0	4,988	10.2
Radio and other	6,185	16.3	1,184	2.4
Media spending	28,199	74.1	38,922	79.7
Telemarketing/outreach sales commissions	2,811	7.4	6,434	13.2
RDE licensing fees	7,038	18.5	3,469	7.1
Advertising and sales expense	$38,048	100.0%	$48,825	100.0%

Our media spending decreased by 27.6% for the nine months ended September 30, 2008, over the same period in 2007.  We redirected some of our media spending to radio advertising during the nine months ended September 30, 2008 to promote our RDE Brand more effectively.

Media spending by category as a percentage of total media spending is presented in the following table:

	Nine months ended September 30,
	2008	2007

Television	36.5%	64.3%
Direct mail	12.5	13.1
Newspaper	7.5	6.8
Radio	21.6	3.0
Website and other	21.9	12.8
Media spending	100.0%	100.0%

Advertising and sales expenses for the nine months ended September 30, 2008, were $38.0 million, a decrease of 22.1% or $10.8 million as compared to $48.8 million for the comparable period of 2007.  Advertising and sales expenses for the nine months ended September 30, 2008 was 31.7% of revenue compared to 30.6% of revenue for the same period in 2007.  This increase as a percentage of revenue is due to the popularity of our RDE Brand, whose sales are deferred for revenue recognition purposes until the course is attended although the corresponding advertising and sales costs are expensed as incurred.  We do not have sufficient historical data to calculate course breakage for revenue recognition purposes for the RDE Brands.

Gross profit

Gross profit decreased to $17.4 million for the nine months ended September 30, 2008, as compared to $29.9 million for the nine months ended September 30, 2007, a decrease of $12.5 million, or 41.8%.  This decrease is primarily attributable to the decrease in revenue of $39.9 million offset by the decrease in direct course expenses of $16.5 million, advertising and sales expenses of $10.8 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff.

General and administrative expenses were $28.1 million for the nine months ended September 30, 2008 a decrease of $1.0 million, or 3.4%, compared to $29.1 million for the nine months ended September 30, 2007.  General and administrative expenses increased from 18.2% of revenue in the nine months ended 2007 to 23.5% of revenue in the nine months ended 2008.  The decrease in general and administrative expenses was due primarily to a reduction of $1.2 million in costs related to the customer relationship management installation which was completed in August of 2007, $0.9 million in salaries, relocation expense and benefits due to the reduction in headcount during 2008, partially offset by the increase of $0.9 million in professional fees incurred as a result of the restatement of our 2006 Form 10-K and an increase of $0.3 million in office and facility costs and a net decrease of $0.1 million in certain other costs.

The following table set forth the changes in significant components of general and administrative expenses (table in millions):

				% of Revenues
	Nine months ended September 30,		% Change	For the nine months ended September 30,
	2008	2007	2008 vs. 2007	2008	2007
Office and facility costs	$4.2	$3.9	7.7%	3.5	2.4
Salaries, wages and benefits	17.7	18.6	(4.8)	14.8	11.6
Professional fees	3.6	2.7	33.3	3.0	1.7
Other	2.6	2.7	(3.7)	2.1	1.7
Customer relationship management software	—	1.2	(100)	—	0.8
Total	$28.1	$29.1	(3.4)%	23.4%	18.2%

Special items

Special items incurred in the nine months ended September 30, 2008 were approximately $0.4 million which included professional fees and other costs associated with the SEC and the DOJ investigations.  For the nine months ended September 30, 2007, $9.0 million in professional fees and other costs were incurred in relation to the SEC and DOJ investigations which began on November 14, 2006, and December 11, 2006, respectively.

Other income, net

Other income for the nine months ended 2008 was $0.3 million compared to $0.2 million for the nine months ended 2007.  The increase in other income was primarily attributable to receipt of the Value Added Tax refund in Germany.

Interest income and expense

Interest income for the nine months ended September 30, 2008 was $1.0 million as compared to $1.4 million for the same period in 2007.  The $0.4 million decrease in interest income was a result of lower invested balances in our investment account and the decrease in interest rates during 2008.  Interest expense for each of the nine months ended September 30, 2008 and 2007 was $ $0.2 million.

Equity loss from related parties

Equity loss from related parties for the nine months ended September 30, 2008 was $0.6 million compared to a loss from related parties of $0.4 million for the nine months ended September 30, 2007.  The equity income and loss relates to our investments in Costa Rican and Panamanian entities as of September 30, 2007, and in a hotel property located in Costa Rica as of September 30, 2008.

Gain on the disposition of assets

Gain on the disposition of assets was $1.1 million for the nine months ended September 30, 2008.  The gain was the result of the sale of the Costa Rica assets held for sale at December 31, 2007.

Income tax provision

In the nine months ended September 30, 2008, we recorded approximately $0.7 million in income tax provision compared to $0.1 million for the same period of 2007.  The increase is due to alternative minimum tax expense incurred as a result of limitations on the amount of net operating loss carryforward that can be used to offset taxable income. In addition, we will pay state income tax in jurisdictions where we do not have sufficient operating loss carryforwards to offset taxable income.

Net loss

Net loss for the nine months ended September 30, 2008 was $12.9 million compared to $7.3 million for the nine months ended September 30, 2007.  The increase in our net loss is included in the discussion above of our operations.

Known Trends

We experienced an accelerating decline in the Company’s Proprietary Brands during 2008, as discussed in our review of segment performance.  In the third quarter of 2008, we discontinued our Russ Whitney®’s Building Wealth™ and our Teach Me to Trade® brands in the United States and reduced the number of events held for other Proprietary Brands in response to current economic trends.

Our RDE segment which had experienced a rapid acceleration in sales in 2007 and the first quarter of 2008, leveled off in the second quarter of 2008 and declined in the last six months of the year.  As we shifted our business away from our Proprietary Brands, our concentration of sales in the RDE brand grew to 76.9% as of September 30, 2008.

Based on expected lower cash sales in 2008 and 2009, the Company has taken action to decrease costs, including reductions in staff to appropriately size the Company for the economic environment.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  As of September 30, 2008, cash, cash equivalents and restricted cash increased by $1.5 million to $43.0 million from $41.5 million as of December 31, 2007.

Our joint venture agreement with Rich Global, LLC, requires us to segregate our cash balances between: (i) funds received from RDE students, and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands.  However, the RDE Brand cash balances may be used for expenses associated with the RDE Brand offerings and the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts.  Our RDE Brand accounted for approximately 76.9% of our total cash sales for the nine months ended September 30, 2008.

Our $43.0 million of cash, cash equivalents and restricted cash balances includes $30.9 million attributable to RDE and $12.1 million related to our Proprietary Brands business.  As of December 31, 2007, the cash, cash equivalents and restricted cash balances of $41.5 million included $26.8 million attributable to RDE and $14.7 million related to our Proprietary Brands.  The increase in the RDE cash balances in 2008 as compared with 2007 reflects the continued growth in sales of the RDE Brands.

Net cash provided by operations in the first nine months of 2007 was $3.2 million, as compared with cash used in operations of $2.7 million for the nine months ended September 30, 2008, a use of $5.9 million.  The change in cash (used in) provided by operations was primarily attributable to the changes in the operating assets and liabilities as a result of the new business generated from our RDE Brands and, to a lesser extent, $1.1 million gain from the disposition of assets held for sale.  The primary source of cash from operating activities was the cash received from courses and products sold to our students.

Net cash provided by investing activities was $2.8 million for the nine months ended September 30, 2008 compared with $2.9 million provided by investing activities for the nine months ended September 30, 2007, a change of $0.1 million.  The change in cash provided by investing activities was attributable to the proceeds of $2.5 million received from the disposition of assets and the repayment of working capital advances of $0.6 million previously made to Monterey del Este, S.A., and Monterey Management, S.A. during the nine months ended September 30, 2008 compared to $5.0 million received for the same period in 2007, a decrease of $2.0 million and the decrease in the purchases of property and equipment of $1.3 million.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2008 compared with $3.2 million used in financing activities for the nine months ended September 30, 2007, a change of $1.5 million.  The change in cash used in financing activities was attributable to principal payments on long-term debt of $0.1 million for the nine months ended September 30, 2008 compared to $3.3 million for the same period in 2007, a decrease in the use of cash of $3.2 million, which was partially offset by $1.6 million in cash distributions paid to Rich Global, LLC.

We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion.  We will continue to pursue business opportunities, strategic acquisitions and/or alliances.

The majority of our cash equivalents are invested in short term, liquid, investment grade commercial paper with yields ranging from 1.9% to 3.1%.  Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $10.7 million at September 30, 2008 and $8.4 million at December 31, 2007.  As of December 31, 2007, we held a letter of credit to secure merchant accounts and certain state bonding requirements for $1.1 million.  The letter of credit at December 31, 2007 was supported by a certificate of deposit earning interest at a rate of 5.2%. We did not hold any letters of credit as of September 30, 2008.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are expending a significant amount of financial resources.  We estimate from inception of the investigations through September 30, 2008, we have incurred in total over $11.5 million in professional and external direct costs associated with these matters ($0.4 million in the nine months ended September 30, 2008).  The costs of the investigations and legal proceedings may have a material adverse effect on us.  We do not know what the full costs of the investigation or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital.  However, the current investigations by both the SEC and DOJ and the related shareholder and derivative actions may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future.  We intend to continue to use working capital for operating purposes.  As of September 30, 2008, our current deferred revenue balance was $137.2 million of which $104.2 million related to our worldwide RDE business.

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

Non-core investments

Our remaining ownership interests in Costa Rican and Panamanian entities are presented in the following table:

			As of September 30, 2008
Entity	Description	Accounting Method Used	Company Ownership	Company Investment/Loans
				($ 000’s)
MDM/MTO (a)	Hotel/land concession	Equity	62.9%	$652.8

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

In January 2008, we sold three of our investments in Costa Rica and Panamanian entities, Rancho Monterey, Monterey del Este and Beautiful Hill.  The net proceeds on the sale of these entities was $2.5 million, we realized a gain on sale of $1.1 million.  Commissions related to the sale were paid to Russell Whitney, the former Chief Executive Officer and former Chairman of the Board in the amount of $0.4 million.  Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million and $0.1 million, respectively.  In May 2008, we were repaid by Monterey Management, S.A. for a working capital advance of approximately $0.3 million.

Southwest Florida Investment

In 2004, we entered into a joint venture in which we hold a 50% interest in Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”) which owns 74 acres of land zoned for residential development in Southwest Florida.  The investment entity had no ongoing activity other than minimal costs of carrying the land.  We recorded our share of these costs under the equity method of accounting.

In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC, a Florida limited liability company, for the price of $4.2 million.  As a part of this agreement, we loaned the buyer an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision.  We secured the total receivable of $4.5 million with the buyer’s ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land.

Our net book value for this investment is approximately $2.8 million.  We do not have any debt associated with this asset and we will not receive proceeds unless the buyer is able to secure the requisite financing.  Accordingly, we will not record any gain on the sale of this asset until cash proceeds are received.  The note receivable on this property was due and payable on December 31, 2007.  On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap and Dunlap Enterprises, LLC, parties to the mortgage and/or security agreement.  Accordingly, we have reclassified the note receivable from a current asset to a non-current asset on our condensed consolidated balance sheet.  Additionally, in the third quarter of 2008, we recorded an impairment of $0.5 million for this note receivable based upon the fair value of the land underlying the outstanding note receivable.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to consolidated financial statements for the year ended December 31, 2007, included on the Form 10-K filed with the SEC on January 15, 2009.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively.  FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Please refer to the Company’s 2007 Annual Report on Form 10-K filed with the SEC on January 15, 2009.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified in our 2007 Annual Report on Form 10-K filed with the SEC on January 15, 2009.

Because of these material weaknesses, we performed additional controls, procedures and analyses designed to ensure that our unaudited condensed consolidated financial statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States.  We relied on increased monitoring and review to compensate for the material weakness in our internal controls.  Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report fairly presents, in all material respects, our financial position, results of operations and cash flows for the periods presented.

b)             Changes in Internal Control over Financial Reporting

We are in the process of instituting additional controls to remediate the material weaknesses as described in our 2007 Annual Report on Form 10-K.  During the nine months ended September 30, 2008, we hired additional accounting personnel and added a review and approval process to our account reconciliations prepared as part of the monthly closing process.  However, we were not able to test this procedure and we were unable to remediate the material weaknesses by the end of the third quarter of 2008.

Although the above mentioned steps are beginning to correct the noted weaknesses, we cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future.  We may not be successful in this regard with our current level of staffing and our current accounting system.  Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail in meeting our reporting obligations, result in misstatements of our condensed consolidated financial statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court in the Middle District of Florida accusing the Company of securities violations.  The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company’s Common Stock from November 18, 2003, through and including December 15, 2006.  The plaintiff seeks unspecified compensatory damages, unspecified equitable relief, and attorney’s fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  This case has not been certified as a class action.  See Note 14 — Subsequent Events for further discussion.

On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court in the Middle District of Florida.  This action is a shareholder derivative complaint alleging that the named defendants breached certain fiduciary duties and violated certain securities laws.  The plaintiff seeks unspecified monetary damages, unspecified equitable relief, unspecified restitution and disgorgement of profits from individual defendants, and fees and costs.  We believe that the lawsuit is without merit and will vigorously defend against the claims made.  See Note 14 — Subsequent Events for further discussion.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A.  Risk Factors in our 2007 Annual Report on Form 10-K filed with the SEC on January 15, 2009, which could materially affect our business, financial condition or future results.  The risks described in our 2007 Annual Report on Form 10-K are not the only risks that we may face.  Additional risks and uncertainties not currently known to the Company, or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1	Amended Bylaw provisions: Article IV-Sections 5 and 5.1.	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on March 4, 2009
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith
32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith

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