Form 10-K
period 2008-12-31
WHITNEY INFORMATION NETWORK INC
filed 2009-03-31
CIK 1095276

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number: 0-27403

WHITNEY INFORMATION NETWORK, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1475486 (I.R.S. Employer Identification Number)

1612 East Cape Coral Parkway, Cape Coral, Florida 33904
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (239) 542-0643

Securities registered under Section 12 (b) of the Act: None

Securities registered under Section 12 (g) of the Act:

Title of Each Class	Name of Exchange on which registered
Common Stock, no par value	None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $7.5 million based on the closing sale price of the registrant's common stock as traded on the NASD Over the Counter Electronic Bulletin Board on such date of $1.59 per share.

        As of March 16, 2009, there were 11,738,587 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

        In this annual report on Form 10-K, "Whitney" and the terms "Company," "we," "us," and "our" refer to Whitney Information Network, Inc.

Cautionary Statement Regarding Forward-Looking Statements

        This Annual Report on Form 10-K ("Annual Report") contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "projects," "continue" or similar statements. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in certain sections of this document, including the risks, uncertainties and assumptions described in Item 1A. Risk Factors and elsewhere in this report. You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this document, in the materials referred to in this document, in the materials incorporated by reference into this document, or in our press releases. No forward-looking statement is a guarantee of future performance, and you should not place undue reliance on any forward-looking statement. Actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, we assume no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ITEM 1.    BUSINESS

Overview

        For nearly 20 years, we have provided educational training seminars, conferences and services across multiple delivery channels to help customers become financially literate through specialized instruction and mentoring. We offer a range of programs and resources across the topics of real estate and financial instruments, investing, personal finance, entrepreneurism and self development.

        Our training is provided in the United States, United Kingdom and Canada in live workshop settings as well as via the Internet. We also teach an international land development course held in Costa Rica. Other forms of training content are presented through a diversified education platform of workshops, field training, teleconferences, webinars, coaching, mentoring, independent study, customized home study, subscription services and multi-media presentations.

        In August 1998, WIN Systems International, Inc. was acquired in a reverse merger by Gimmel Enterprises, Inc. and the name was changed to WIN Systems International, Inc. In May 1999, we changed our name to Whitney Information Network, Inc. and took the Company public by registering our common stock with the Securities and Exchange Commission ("SEC").

        In 1992, we began our course offerings in real estate investing and related classes to students in the United States. In 1998, we established operations in Canada and, in 2001, we established our brand in the United Kingdom. We began our financial instruments education division in July 2002 with the acquisition of Teach Me to Trade®, and commenced sales in the fourth quarter of 2002. In 2004, we formed Wealth Intelligence Academy, Inc. and, in 2005, we established EduTrades, Inc.

        We market some courses and training programs under our proprietary brands ("Proprietary Brands"), which include Wealth Intelligence Academy®, Millionaire U® Training and Teach Me To Trade®.

        In July 2006, we created Rich Dad Education, LLC ("RDE"), a limited liability company, with Rich Global, LLC ("Rich Global"). This entity provides basic training courses under the Rich Dad's® Education Brand, which focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series, which is published in 46 languages and available in 97 countries, has sold over 26 million copies world-wide.

        In 2006, we began offering our Rich Dad's® Education basic training to students in the United States. In 2007, we expanded our RDE real estate training to include students in Canada and the United Kingdom. In 2008, we introduced the RDE financial instruments training to students in the United States and the United Kingdom. In 2009, we expanded our RDE financial instruments training to include students in Canada. We currently have two Rich Dad's® Education course series, which are Rich Dad's Learn to be Rich series focused on real estate education and Rich Dad's Stock Success series focused on financial instruments education.

        For the fiscal year ended December 31, 2008, Rich Dad's® Education represented approximately 59.7% and our Proprietary Brands represented 40.3% of our revenue of $171.7 million. Our international business, which includes both Rich Dad's® Education and Proprietary Brands, was 10.5% of our total revenue. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

        In March 2009, we announced a strategic alliance with personal finance experts Ken and Daria Dolan to provide training and services designed to help the average person learn ways to secure their financial future. The new venture, dubbed "The Dolans' Money Revolution," will combine the Dolans' knowledge of personal finance with Whitney's ability to create and distribute financial literacy training through multiple distribution channels. In March 2009, we also announced a strategic alliance with media celebrity and motivational speaker, Montel Williams, to provide training and services through multiple distribution channels designed to help people enhance their well being—financially, physically, emotionally and spiritually. The inaugural large-stage event will be held in May 2009.

Our Strategy

        Our objective is to be a leading provider of educational services, products and training that provide students with the skills, knowledge and tools to achieve their personal and financial goals. In addition to our current course offerings, we will continue to assess the viability of alternative education segments as potential sources of business growth. These segments include women, youth and the Hispanic market.

        To position our Company in preparation for growth into new segments, we will concentrate on:

  •
  Increased lifetime customer value. We intend to continually enhance the student experience and increase the lifetime value of a customer in order to retain customers, attract new customers and generate additional revenue. We intend to accomplish this, in part, by creating student communities through online channels, thus allowing us to better control customer contacts or "touchpoints." This will allow us to provide valuable ancillary services and create additional revenue flows through implementation of customer relationship management ("CRM") and data mining results.

  •
  Enhanced core offerings and e-enablements. Our overall brand strategy will be redefined and redirected to maximize marketing effectiveness and to improve customer understanding. We intend to develop a system of ongoing student involvement to enhance the student life cycle from beginner, intermediate to advanced levels of competence, resulting in an enhancement to the student experience. Further, we intend to develop new interactive and online distributed course content for all brands.

  •
  Expanded strategic partnerships. We intend to identify additional potential partnerships and alliances that can result in increased revenue. We will research underserved market segments and emerging trends in the education market to gain insights into opportunities to leverage and expand our current business model. We will evaluate complementary business possibilities, including the business-to-business market.

  •
  Enhanced instructional design. In 2008, we embarked on a total overhaul of our product mix to ensure high value instructional methodology, richness and timeliness of content. To that end, the "ADDIE" methodology is being incorporated into all existing and new programs; whereby our attention to quality learning outcomes is a core belief and differential advantage. The acronym "ADDIE" refers to the process of Analyze, Design, Develop, Implement, and Evaluate. The "ADDIE" methodology incorporates complete project analysis with the design of solid learning objectives, and measures the outcomes through an extensive evaluation process. This movement into more sound instructionally designed courses is intended to set the industry bar higher and be the key differentiator from our top competitors. The instructional design process will increase our focus on teaching behaviors and techniques. As a result, customers attending our programs will leave with practical application of materials rather than strictly being taught information. The attendees will have more confidence to apply the knowledge they receive and ultimately increase their opportunities for success.

  •
  Consistent quality assurance. We believe that to be a viable provider of educational training we need to ensure that our course offerings meet our strict quality assurance guidelines. To that end, we will continue to monitor and enforce standards for marketing, sales presentations and educational delivery throughout our organization.

  •
  Expanded international presence. We believe there are numerous international markets where we could introduce our brands and products in a cost-effective and profitable manner. We currently provide courses in Canada and the United Kingdom where we believe there is opportunity for continued expansion of our domestic offerings. Additionally, it is our intention to explore the potential for market expansion in Europe, Asia-Pacific and Latin America. We believe that, with the right resources and technological support, we can increase our student base across the globe.

  •
  Improved technology and innovation capabilities. Achieving the necessary steps to scale our continued growth has been budgeted and planned including significant improvements to our technology, innovation structure and external delivery platforms. We intend to develop enhanced technology platforms capable of streaming video, rich media, interactive e-learning, distributed e-learning and web advertising. We also intend to improve the technology platforms currently used in our financial instruments and real estate courses. Finally, we intend to further enhance our internal financial systems and fully utilize our CRM capabilities.

Intellectual Property

        We regard our educational materials and products, trademarks, service marks, trade names, copyrights and patents as proprietary. As such, we primarily rely on federal statutory and common law protections to uphold our interests in these materials. We market various courses and training programs under our Proprietary Brands, which include Wealth Intelligence Academy® and Millionaire U® Training.

While several of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements as well as other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Licensing Agreements with Rich Global, LLC

        Effective July 18, 2006, we entered into a limited liability company agreement with Rich Global, LLC to promote the financial philosophy, consistent with ours, espoused by Robert Kiyosaki in his book, Rich Dad Poor Dad. We established a limited liability company named RDE, 51% of which is owned by us, and the remaining 49% by Rich Global. Pursuant to a license agreement dated July 6, 2006 ("Rich Dad License"), Rich Global, LLC granted RDE a license to use the Rich Dad trademarks, trade names and other business information in seminars that it conducts in the United States, Canada and the United Kingdom. The Rich Dad License does not have a specified expiration date and is subject to termination if RDE, among other things, breaches a material term or condition or fails to hold a required minimum number of seminars during various times specified in the license agreement. On March 27, 2009, RDE received a notice of default alleging certain events of default under the Rich Dad License Agreement and related agreements and has a 30 day period to cure the alleged defaults. RDE believes that the allegations in the notice of default are without merit and intends to resolve these issues with Rich Global through a conciliation committee (as specified in the Rich Dad License Agreement) or other appropriate channels, if necessary. See Item 1A. Risk Factors and Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information about the Rich Dad License dispute.

Marketing

        We acquire our students through direct marketing activities, including television infomercials, radio advertising, direct mail, newspaper advertising, email marketing, search engine optimization and marketing, internet-based banner ads and contextual and behavioral targeting digital delivery. Potential students are invited to attend free preview two-hour workshops in their local areas, during which we offer follow-up three day basic training classes. Students enroll and attend the basic training courses and receive the reference materials that are designed to accompany the training, which is usually held over the weekend within two or three weeks of the initial free preview workshop. In 2008, approximately 20.8% of the attendees at the preview workshops enrolled in the basic training courses.

        At the basic training courses, students are taught the fundamentals of course topics and are encouraged to enroll in advanced, detailed classes covering specific topics within the education segment. Our basic and advanced trainings are described below in "Educational Training Programs."

        In 2009, we will continue to investigate a range of other marketing and sales models that are not solely reliant on attracting potential customers to our sequence of seminars. Our business model is currently developing more subscription or recurring revenue services and technology-based offerings as a percentage of our business. Potential models we plan to explore include directing prospects to a web site for information, rich media demos and offers of interest with telemarketing follow-up on additional course and product packages. Additionally, we may consider single, large-scale seminar events with telemarketing course offering follow-up.

Educational Training Programs

        Each month, we offer over 250 classes and training programs throughout our geographic markets. For the year ended December 31, 2008, basic training accounted for 10.3% of worldwide revenue, with the remaining 89.7% of revenue coming from advanced training courses, coaching, mentoring and our other educational services and programs.

Basic Training Courses

        In 2008, we offered basic training courses under the following marketing programs and brands:

        Russ Whitney®'s Building Wealth offers a curriculum focused on the general business of real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Students are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis on creative financing strategies.

        Teach Me™ Foreclosure & Real Estate Investing offers a real estate curriculum focused on pre-foreclosures and foreclosures. The course teaches students how to locate and purchase homes in foreclosure. Students also learn strategies for improving the return on their investments in foreclosed properties including wholesaling, rehabilitation and creative financing.

        Rich Dad's® Education was created by RDE, our 51% owned limited liability company formed in conjunction with Rich Global. The courses are based on the real estate and financial instruments teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad. We currently have two Rich Dad's® Education course series, which are Rich Dad's Learn to be Rich series focused on real estate education and Rich Dad's Stock Success series focused on financial instruments education. The real estate course series concentrates on principles while allowing students to apply what they have learned playing the board game, CASHFLOW®.

        Teach Me To Trade® offers a curriculum focused on financial instruments market trading strategies, using software and specific teaching techniques designed by us. Students are taught to understand the stock market, foreign exchange, options, futures, investment strategies, risks and how to improve returns in both bull and bear markets.

Advanced Training Courses

        Students who attend our basic training courses may choose to continue with advanced training courses. The advanced training courses of study under the Wealth Intelligence Academy® ("WIA") Brand include:

Real Estate Advanced Courses	Financial Instruments Advanced Courses

—Millionaire U® RE Training
—Asset Protection & Tax Relief
—Rich U™ Training
—Wholesale Buying
—Discount Notes & Mortgages
—Profits in Probate
—Manufactured Mobile Homes & RV Parks
—Foreclosure Training
—Rehabbing for Profit
—Short Sales and Mortgages
—Tax Liens & Deeds
—Lease Option
—Commercial Real Estate Investing
—Property Management & Cash Flow
—Land Investment & Development—Domestic
—Land Development—International
—Creative Real Estate Financing
—Real Estate Sales and Negotiating Techniques
—Master Trader™ Training
—Advanced Covered Calls
—The Trading Room™
—The Trading P.I.T.™
—Advanced Technical Analysis
—The Advanced P.I.T.™
—H.I.T.S.™
—Asset Protection & Tax Relief
—FACT (Futures and Commodity Trading)
—Focus FX
—Stock Success Team

        WIA maintains contact with the student from the time the student purchases his or her first advanced training course until the program is complete. A complete description of these advanced training courses is available on the WIA website at http://www.wiacademy.com.

        In addition, students can purchase a license to use software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows students to interactively determine real time investment options and make better informed decisions about those potential investments.

        Our WIA classes are available for students to attend live at various regional locations in the United States, Canada, the United Kingdom and Costa Rica (Land Development—International course only). Many of our classes are offered in a virtual live classroom environment over the Internet. Other forms of WIA educational delivery include on-demand streaming Internet-based classes and packaged CDs and DVDs. Telephonic coaching programs, teleconference sessions and advanced student support such as onsite mentoring are offered as well.

        Through our outreach-based telemarketing programs, both current and potential students of WIA are contacted and enrolled in other classes. They also are offered classes in other forms, including telephone-based subscription coaching programs, teleconference sessions, selected third-party offerings and advanced student support options. During the fiscal year ended December 31, 2008, our outreach program accounted for 11.7% of our revenue from course and product sales.

Geographic Diversification

        For the year ended December 31, 2008, 89.5% of our revenue was generated domestically and 10.5% from the Canadian and United Kingdom operations. For the year ended December 31, 2007, 93.4% of our revenue was generated in the U.S. and 6.6% internationally.

Competition

        We compete, in a broad sense, with a number of companies, including but not limited to: Investools Inc., Better Trades, Online Trading Academy, Trump University, Franklin Covey, Inc., Nouveau Riche and Dynetech Corporation, that also offer training on specific business subjects including real estate and financial instruments market investing. However, we do not believe we compete directly with companies that offer undergraduate and advanced degrees or continuing education programs.

        Generally, competitive factors within the proprietary educational market include the range and depth of course offerings, the quality of trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process. We believe that the range and depth of our course offerings, the quality of our trainers and reference materials are comparable or superior to those of our competitors. Typically, our advanced instructors have been active investors in their chosen field, have been trained by us and, to a large degree, are previous students of our programs. Advanced instructors are chosen based on their knowledge and experience with the coursework covered, and are further qualified by meeting standards of knowledge developed internally.

        We have developed a broad line of educational resource materials for real estate and financial instruments products which support our course offerings. Charges for our educational courses are consistent with those of our competitors.

Employees

        On December 31, 2008, we had approximately 340 employees of whom 314, or 92.4% were located in the Unites States and 26, or 7.6%, were located in Europe and Canada, plus approximately 218 independent contractors who are trainers, instructors, coaches and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are paid commissions based upon the tuition dollar value of courses purchased by students at our free preview workshops and basic training sessions, or are paid fixed fees for teaching and mentoring advanced courses. Independent contractors are required to execute agreements with us which set forth their commission structures and contain customary confidentiality and non-competition provisions. The independent contractors also agree to comply with our Code of Business Conduct.

Available Information

        We regularly file reports with the Securities and Exchange Commission ("SEC"). These reports include, but are not limited to, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other forms as required. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room located at 100 F Street NE, Washington, DC 20459. The public may obtain information from the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains the annual, quarterly, and current reports, proxy and information statements and other information that public companies (including us) file electronically with the SEC. Our electronic filings are available to the public at the SEC's website, www.sec.gov.

        The Company makes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished with the SEC available to the public through our website at www.wincorporate.com. Information on our website is not part of this filing on this Annual Report on Form 10-K and is not incorporated by reference.

ITEM 1A.    RISK FACTORS

        Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Annual Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Company, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

We received a notice of default on March 27, 2009 from Rich Global relating to alleged events of default by us under our Rich Dad Licensing Agreement and related agreements and if these agreements are terminated it will have a material adverse effect on our financial results.

        On March 27, 2009, our 51% owned subsidiary, RDE, received a notice of default alleging certain events of default under the Rich Dad Licensing Agreement and related agreements and provided us with a 30 day cure period. Among other items, the notice of default alleges that we have not made all required royalty payments under the Rich Dad Licensing Agreement, have miscalculated the administrative fees under the Administrative Services Agreement and incorrectly recognized deferred expenses in connection with the delivery of DVDs and that certain amounts have been improperly withheld or withdrawn from RDE. For additional information, see Note 17 of the Notes to

Consolidated Financial Statements contained in Item 8 of this Form 10-K. If the Rich Dad Agreements are terminated and it is determined that Rich Global is entitled to the amounts alleged in its notice of default letter, it will have a material adverse effect on our financial results and liquidity position. Revenue from the RDE segment represented approximately 59.7% of total revenue in 2008 and the loss of revenue from the RDE Brand would adversely impact our future operating results.

We have a high concentration of sales from our Rich Dad's® Education Brand and termination of this relationship would have an adverse impact on our financial results.

        Our Rich Dad's® Education real estate and financial instruments course offerings accounted for approximately 80.1% of our total cash sales and 59.7% of revenue in 2008. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures. If sales from the Rich Dad's® Education Brand were to decrease for any reason or if our relationship with Rich Global, LLC was terminated due to our default under our licensing agreement with Rich Global, LLC, or for any other reason, it would have an adverse effect on our business, results of operations and financial condition. Our agreement with Rich Global, LLC does not have a specified expiration date and there can be no assurances on how long this business relationship will continue. We received a notice of default on March 27, 2009 from Rich Global relating to alleged events of default by us under our Rich Dad Licensing Agreement and related agreements and if these agreements are terminated it will have a material adverse effect on our financial results.

Our uses of cash are restricted by the licensing agreement with Rich Global, LLC.

        Our operating agreements with Rich Global, LLC require us to segregate our cash balances between (i) funds received from RDE students and (ii) funds received from the sale of our Proprietary Brands. The Company is restricted from using cash generated from the Rich Dad's® Education Brand to pay for expenses incurred by our other brands, except for the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by Rich Dad's® Education students and distributions paid when cash balances exceed the cost to fulfill outstanding student contracts. These restrictions on uses of cash associated with the Rich Dad's® Education products impact our liquidity and create additional administrative obligations for the Company.

Any decrease in the popularity of the Rich Dad's® Education Brand would have an adverse impact on our financial condition.

        If the Rich Dad's® Education Brand were to experience a decrease in popularity, it would have a significant impact on our business, results of operations and financial condition. In the current economic environment, many individuals are not interested in purchasing real estate investment courses or products. The decreased interest in real estate investing could impact the Rich Dad's® Education Brand. Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad's® Education Brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad's® Education Brand and consequently impact our sales of Rich Dad's® Education products.

If we are unable to successfully conclude the litigation, governmental investigations and inquiries pending against us, our business, financial condition, results of operations and growth prospects could be adversely affected.

        We, certain of our subsidiaries, and some of our current and former directors and executive officers have been named as defendants in lawsuits alleging violations of the federal securities laws. In addition, certain government agencies have instituted inquiries regarding us, including the Department of Justice ("DOJ") and the SEC. We are also subject to various other lawsuits, investigations and claims covering a range of matters, including, but not limited to, claims involving shareholders. Please see Item 3 of this Annual Report and Note 16—Commitments and Contingencies in the Notes to our audited consolidated financial statements for the year ended December 31, 2008 ("Consolidated Financial Statements") contained in Part II, Item 8 of this Annual Report for a detailed discussion of these matters.

        We cannot predict the ultimate outcome of these matters, and we expect to incur significant legal costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have further material adverse effects on our financial condition or results of operations.

        While we continue to cooperate with the government investigations, we cannot predict the duration or outcome of the investigations, and the investigations may expand, and other regulatory agencies may become involved. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The government investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former officers or employees, the imposition of fines and penalties, suspensions and/or other remedies and sanctions.

If we do not successfully introduce new programs, products and services, our growth rate and revenue may be reduced.

        Our growth strategy for our business is dependent on our ability to sell existing training programs, products and services to new students, to open new markets and to develop and introduce new educational programs, products and services. If we are unable to expand our markets and products, our growth rate and revenue may be reduced. Market conditions and the level of customer interest may be different for our current products than for new products and marketing costs and methods may differ in new markets, and there can be no assurance that we will be able to compete favorably with, and obtain market acceptance for, any such new programs, products or services. Our growth strategy also is dependent upon the development of new products and services and the enhancement of existing products and services. Delays in product development schedules may adversely affect our future revenue. The financial services and real estate industries have continually evolving industry standards and practices. Our failure to keep abreast of such changes could result in our technology and systems and our product offerings becoming obsolete. The development of new products involves significant risks. We may not be able to adapt our new products or services to new standards in the marketplace. In addition, changes in technologies could force us to incur substantial expenditures to appropriately modify our infrastructure and our products and services.

We face significant competition in our markets.

        Our success will depend upon our ability to attract customers by providing high-quality courses and educational materials. The market for training courses for specific business issues, such as real estate or stock market investing, is intensely competitive. If we are unable to successfully compete, our business, operating results and financial condition will be materially harmed. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to course development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

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

        Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries. Many federal, state and international governmental agencies assert authority to regulate providers of investment education programs. Failure to comply with these regulations could result in legal action instituted by the jurisdictions, including cease and desist and injunction actions. In the event we are subject to such legal action, our reputation could be harmed and the demand for our course offerings could be significantly reduced. See Item 3. of this Annual Report and Note 16—Commitments and Contingencies in the Notes to Consolidated Financial Statements, for a detailed discussion of these regulatory proceedings.

Failure to comply with federal and state laws regulating the marketing and sale of proprietary educational courses could significantly reduce the demand for our course offerings.

        Our products and services are marketed via a number of channels, including television, print, postal mail, radio, online banners, paid and organic search, and other email marketing campaigns, which are regulated by numerous federal and state laws and regulations, including, but not limited to, anti-fraud laws, consumer protection laws, privacy laws, telemarketing laws, home solicitation laws and spam laws. We believe that our marketing activities will increasingly be subject to such regulation, which may (1) limit our ability to solicit new students or offer additional products or services to existing students and (2) result in noncompliance, which may subject us to fines or various forms of civil or criminal prosecution. Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business.

We could have liability or our reputation could be damaged if we do not protect student data or if our information systems are breached.

        We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our students. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential student or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of individually identifiable information. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential student or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose students.

If there is a material change in relationships with our students or in the demand by potential students for our services, it could have a significant impact on our business.

        Our success is dependent on our ability to successfully attract students to programs that they feel will enhance their skill sets and develop their earning power. Their level of satisfaction with our course offerings affects our reputation as they tell others about their experience. Our business could suffer if we fail to deliver quality programs at acceptable price points.

The turbulent conditions in the financial and credit markets may affect the availability and cost of capital and may prevent us from obtaining capital to fund growth opportunities.

        From time to time, our Board of Directors may evaluate opportunities to expand by acquisition of similar businesses and this growth opportunity may not be available to us if capital resources continue to be difficult to obtain. Similarly, we may need working capital to fund future educational service offerings that have high potential revenue growth, and adequate funding may not be available to us at affordable rates or at all.

Our results of operations are materially affected by economic conditions including significant price increases, inflation, recession or adverse events related to various industries. Additionally, other changes experienced by our students including the willingness to trade or invest in securities or real estate could influence discretionary spending contributing to uncertainty in our future results of operations.

        Uncertain economic conditions may affect our students' discretionary income and ability to purchase our training courses and products. Such economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting. These conditions include but are not limited to:

  •
  Demand for training and our related products;

  •
  Conditions in the securities and investment markets;

  •
  Conditions in the real estate market;

  •
  Availability of mortgage financing and other forms of credit and consumer credit;

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

        The market price of our common stock was $0.58 per share at the close of business on March 10, 2009, and exceeded our December 31, 2008 book value, which was a stockholders' deficit of $52.7 million, or $4.49 book value per share deficit. The lower book value per share compared to our market price per share increases the risk that our market price per share may decline in the future.

Our former Chairman and Chief Executive Officer, Mr. Whitney, beneficially owns 5,227,300 shares of our common stock which constitutes approximately 44.5% of our outstanding common stock, which means he has the ability to significantly influence any matter requiring stockholder approval or prevent a change of control in our Company.

        Mr. Whitney, our former Chairman and Chief Executive Officer, beneficially owns 5,227,300 shares which represents approximately 44.5% of our outstanding common stock as of March 10, 2009 as reported on Form SC 13D filed with the SEC on April 28, 2008. As such, Mr. Whitney can significantly influence any matter requiring the vote of our stockholders, including the election of directors. Mr. Whitney could, with a relatively small number of other stockholders, vote to approve a transaction that may not be in the best interests of other stockholders or reject a transaction that may be in the best interests of other stockholders. Moreover, Mr. Whitney's stock ownership may deter a third party from making a general tender offer for our common stock. The Addendum to the Agreement to Settle Property Rights and Other Marital Affairs of Russell Whitney and Ingrid Whitney, dated December 7, 2007 (the "Settlement Agreement") contains certain covenants relating to the 4,991,850 shares of common stock held by International Securities 3, LLC, an entity affiliated with Mr. Whitney (the "IS3 Shares"). Specifically, during the period beginning December 7, 2007 and ending on June 2, 2009 (the "Lock-up Period"), Mr. Whitney has exclusive power to vote all of the IS3 shares. During the Lock-up Period, Mr. Whitney has agreed he will be in a fiduciary relationship with Ingrid Whitney and will not vote the shares in a manner that will materially harm Ingrid Whitney. During the Lock-up Period, Ingrid Whitney has agreed not to sell, transfer or assign any of the shares of common stock that make up her portion of the IS3 Shares. During the Lock-up Period, Mr. Whitney holds an exclusive right to purchase the shares of common stock that comprise Ingrid Whitney's portion of IS3 shares. The purchase price per share will be equal to the current market price at the time Mr. Whitney exercises his right to purchase such shares.

Our Board of Directors, without stockholder approval, may issue preferred stock which could reduce the voting power or rights of our other stockholders and make it more difficult for a third party to acquire a majority of our outstanding voting stock.

        Our Board of Directors, without stockholder approval, may issue up to 10.0 million shares of preferred stock. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions, which could reduce the voting power or other rights of the holders of common stock. Issuance of preferred stock could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of our outstanding voting stock.

Our introduction of new senior executives, or the loss of any of our key executive personnel, or high performing instructors, could disrupt our operations and reduce our profitability.

        Our future success depends to a significant extent on the successful integration of our new senior executive management, including our CEO, in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on our business. Although we have employment agreements and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees. We currently do not maintain key man insurance on any member of our senior executive management team.

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

        In connection with our restatements and our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Item 9(A)T. Controls and Procedures.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth our office locations (in thousands, except square footage).

Purpose	Location	Own/lease	Approximate square footage	Lease expiration	Annual rent
Executive offices	Cape Coral, FL	Own	40,734	—	—
EduTrades and telemarketing headquarters	Murray, UT	Lease	25,428	August 2010	$314
European headquarters	London, England	Lease	2,727	April 2012	88
Canadian headquarters	Ontario, Canada	Lease	1,200	April 2010	18
Canadian headquarters	Ontario, Canada	Lease	5,100	February 2014	24	(a)
Training center	Salt Lake City, UT	Lease	6,783	September 2010	127
Training center	London, England	Lease	1,990	December 2009	232
Shipping facility	Cape Coral, Florida	Lease	3,000	December 2010	34	(b)

Total			86,962		$837

(a)
This lease became effective in March 2009 and, therefore, we will only record ten months of rent expense during 2009.

(b)
This lease became effective in January 2009.

        We own the land and building of our executive offices in Cape Coral, Florida. Our executive office building is approximately 40,734 square feet and is situated on approximately 4.5 acres.

        We lease approximately 25,428 square feet of office space in Murray, Utah for our EduTrades and telemarketing headquarters. The lease expires in August 2010 and rent is payable at rates increasing from $25,428 to $26,977 per month over the remainder of the lease.

        We lease approximately 2,727 square feet of office space in London, England for our European headquarters. The lease expires in April of 2012 and our monthly rental rate is $7,307.

        As of December 31, 2008, our Canadian subsidiary leased approximately 1,200 square feet of office space in Ontario, Canada. The lease expires in April 2010 and rent is payable at rates increasing from $1,444 to $1,563 per month over the remaining term of the lease. In March 2009, we entered into an additional lease for approximately 5,100 square feet of office space in Ontario, Canada. The lease expires in February 2014 and rent is payable monthly at rates increasing from $2,413 to $2,760 over the term of the lease.

        We lease approximately 6,783 square feet of office space in Salt Lake City, Utah. The lease expires in September 2010 and rent is payable at rates increasing from $10,502 to $10,813 per month over the remaining term of the lease. The facilities are being used as a training center.

        We lease approximately 1,990 square feet of office space in London, England which is being used as a training center. The lease expires in December 2009 and the rent is $19,382 per month.

        We entered into a lease with an unrelated third party for 3,000 square feet in Cape Coral, Florida, effective January 1, 2009 which is used for product shipping and inventory storage. This lease expires in December 2010 and the rent ranges from $2,813 to $2,890 per month.

ITEM 3.    LEGAL PROCEEDINGS

        See Note 16—Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for information about legal proceedings in which we are involved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock was quoted on the NASD Over-the-Counter Bulletin Board under the trading symbol "RUSS" from August 1998 through June 25, 2007 and has been quoted on the Pink Sheets under the symbol RUSS.PK since June 25, 2007 through the present date. The following table shows the high and low sales prices of our common stock for each quarter in 2008 and 2007. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	High	Low
Year ended December 31, 2008
Fourth Quarter	$1.35	$0.55
Third Quarter	$1.50	$0.70
Second Quarter	$2.00	$0.90
First Quarter	$2.90	$1.57
Year ended December 31, 2007
Fourth Quarter	$3.40	$1.01
Third Quarter	$4.30	$3.25
Second Quarter	$4.50	$3.00
First Quarter	$5.55	$3.40

        As of March 10, 2009, the closing price of our common stock as reported on the NASD Over-the Counter Bulletin Board was $0.58. According to the records of our transfer agent, there were 133 shareholders of record of our common stock as of February 28, 2009. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

        The Company has not paid out any cash dividends for the past two years and does not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2008, the equity compensation plans under which we may issue shares of stock to our directors, officers and employees under the 1998 Stock Option Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	668,650	$4.93	—

1998 Stock Option Plan

        Our 1998 Stock Option Plan ("1998 Plan") provided for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. The 1998 Plan expired on

August 30, 2008, but any options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested.

        As of December 31, 2008, we had 668,650 options issued and outstanding under the 1998 Plan. Only our employees and directors were eligible to receive awards under the 1998 Plan. The purpose of the 1998 Plan was to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders. The 1998 Plan was administered by the Compensation Committee of the Board of Directors. The exercise price of a stock option grant under the 1998 Plan was not less than the average market price of our stock on the date of the grant and no options had a term of more than ten years. Options granted under the 1998 Plan typically vest as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service, although the Compensation Committee may approve a different vesting period. All options expire ten years from the date of grant.

Restricted Shares

        In 2008, the Compensation Committee granted 600,000 restricted performance shares to our new Chief Executive Officer, Charles M. Peck, subject to the Board of Directors and shareholder approval of the 2008 Long-Term Incentive Plan. As the Plan has not been approved by shareholders, no compensation expense was recognized in 2008 for these restricted shares.

ITEM 6.    SELECTED FINANCIAL DATA

        Not required.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements involving risks, uncertainties and assumptions including such statements as plans, objectives, expectations and intentions that could cause our results to differ materially from expectations. See our cautionary language preceding Item 1. Business, and Item 1A. Risk Factors, for factors that could cause future results to differ materially.

Executive Overview

        Our objective is to be a leading provider of educational services, products and training that equips students with the skills, knowledge and tools to achieve their personal and financial goals. In addition to our current course offerings, we continue to assess the viability of alternative education segments as potential sources of business growth. These segments include women, youth and the Hispanic market.

        Our Company provides educational training seminars, conferences and services across multiple delivery channels that help students become financially literate through specialized instruction and mentoring. Whitney Information Network, Inc. provides students with comprehensive instruction and mentoring in the topics of real estate and financial instruments investing, personal finance, entrepreneurism and self development in the United States, United Kingdom, and Canada. We also teach an international land development course held in Costa Rica. Our educational training is offered in non-accredited free preview workshops, as well as basic and advanced courses.

        In July 2006, we created Rich Dad Education, LLC ("RDE"), a limited liability company, with Rich Global, LLC ("Rich Global"). This entity provides basic training courses under the Rich Dad's® Education Brand, which focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series, which is published in 46 languages, available in 97 countries and has sold over 26 million copies world-wide.

        In 2006, we began offering our Rich Dad's® Education basic training to students in the United States. In 2007, we expanded our RDE real estate training to include students in Canada and the United Kingdom. In 2008, we introduced the RDE financial instruments training to students in the United States and the United Kingdom. In 2009, we expanded our RDE financial instruments training to include students in Canada. We currently have two Rich Dad's® Education course series, which are Rich Dad's Learn to be Rich series focused on real estate education and Rich Dad's Stock Success series focused on financial instruments education.

        For the fiscal year ended December 31, 2008, Rich Dad's® Education represented approximately 59.7% and our Proprietary Brands represented 40.3% of our revenue of $171.7 million. Our international business, which includes both Rich Dad's® Education and Proprietary Brands, was 10.5% of our total revenue. Our strategy includes development of new brands and expansion to additional international markets.

        On March 25, 2009, we announced a strategic alliance with personal finance experts, Ken and Daria Dolan, to provide training and services designed to help the average person learn ways to secure their financial future. The new venture, dubbed "The Dolans' Money Revolution," will combine the Dolans' knowledge of personal finance with Whitney's ability to create and distribute financial literacy training products through multiple distribution channels. On March 27, 2009, we also announced a strategic alliance with media celebrity and motivational speaker Montel Williams to provide training and services through multiple distribution channels designed to help people enhance their well-being—financially, physically, emotionally and spiritually. The inaugural large-stage event will be held in May 2009.

Advanced Training Courses

        Students who attend our basic training courses may choose to continue with advanced training courses. The advanced training courses of study under the Wealth Intelligence Academy® ("WIA") Brand include:

Real Estate Advanced Courses	Financial Instruments Advanced Courses

—Millionaire U® RE Training
—Asset Protection & Tax Relief
—Rich U™ Training
—Wholesale Buying
—Discount Notes & Mortgages
—Profits in Probate
—Manufactured Mobile Homes & RV Parks
—Foreclosure Training
—Rehabbing for Profit
—Short Sales and Mortgages
—Tax Liens & Deeds
—Lease Option
—Commercial Real Estate Investing
—Property Management & Cash Flow
—Land Investment & Development—Domestic
—Land Development—International
—Creative Real Estate Financing
—Real Estate Sales and Negotiating Techniques
—Master Trader™ Training
—Advanced Covered Calls
—The Trading Room™
—The Trading P.I.T.™
—Advanced Technical Analysis
—The Advanced P.I.T.™
—H.I.T.S.™
—Asset Protection & Tax Relief
—FACT (Futures and Commodity Trading)
—Focus FX
—Stock Success Team

        We offer our students several ways to access our educational content:

  •
  Live instruction in classroom settings

  •
  Onsite mentoring

  •
  Telephonic coaching

  •
  Electronic access

  •
  Online Live

  •
  On Demand Recorded

  •
  Conferences

  •
  Teleconference

        Students can purchase a license to use software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows students to interactively determine real time investment options and make better informed decisions about potential investments.

Results of Operations

        Our operating results are expressed as a percentage of revenue for the year ended December 31, 2008 ("2008") and the year ended December 31, 2007 ("2007") in the table below:

	2008	2007
Revenue	100.0%	100.0%

Operating costs and expenses:
Direct course expenses	47.4	49.9
Advertising and sales expenses	29.7	29.5
General and administrative expenses	20.3	18.5
Impairment of assets	1.8	—
Special items(a)	0.9	6.0

Total operating costs and expenses	100.1	103.9

Loss from operations	(0.1)	(3.9)

Other income:
Other income, net	0.1	0.1
Interest income	0.8	1.1
Interest expense	(0.1)	(0.2)
Equity loss from related parties	(0.1)	(0.2)
Gain on disposition of assets	0.5	—

Total other income	1.2	0.8

Income (loss) before income taxes	1.1	(3.1)
Income tax provision	(0.8)	(0.1)

Net income (loss)	0.3%	(3.2)%

    (a)
    Special items expense includes direct costs associated with the SEC and DOJ investigations and executive severance.

Non-GAAP Financial Measures

Adjusted EBITDA

        As used in our operating data, EBITDA is defined by us as net income (loss) excluding the impact of special items (including the costs associated with the SEC and the DOJ investigations, class action and derivative lawsuits); interest income; interest expense; other income, net; income tax provision; stock option compensation expense; depreciation and amortization expense; and equity loss from related parties. We define "Adjusted EBITDA" as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States ("GAAP").

        We use Adjusted EBITDA as a key measure in evaluating our operations and decision-making. We feel it is a useful measure in determining our performance since it takes into account the change in deferred revenue and deferred course expenses in combination with our operating expenses. We reference Adjusted EBITDA frequently, since it provides supplemental information that facilitates internal comparisons to historical operating performance of prior periods and external comparisons to competitors' historical operating performance in our industry. We plan and forecast our business using Adjusted EBITDA, with comparisons of actual to planned and forecasted Adjusted EBITDA and we provide incentives to management based on Adjusted EBITDA goals. In addition, we provide Adjusted

EBITDA because we believe investors and security analysts find it to be a useful measure for evaluating our performance.

        Many costs to acquire students have been expended before a student attends any basic or advanced training. Those costs include media, travel, facilities and instructor fees for the introductory workshops and are expensed when incurred. Licensing fees paid to Rich Global, LLC and telemarketing and speaker commissions are deferred and recognized when the related revenue is recognized.

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

        Adjusted EBITDA has material limitations and should not be considered as an alternative to net income (loss), cash flows provided by operations or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Items excluded from Adjusted EBITDA are significant components in understanding our financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is subject to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance used by other companies.

        The table below is a reconciliation of the Company's net income (loss) to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	For the year ended December 31,
	2008	2007
Net income (loss)	$582	$(6,638)
Impairment of assets	3,056	—
Special items	1,559	12,410
Other income, net	(179)	(191)
Interest income	(1,300)	(2,193)
Interest expense	217	283
Income tax provision	1,305	225
Stock-based compensation expense	665	753
Depreciation and amortization	1,382	1,620
Equity losses from related parties	163	489
Gain on sale of assets	(994)	(35)

EBITDA	6,456	6,723
Net change in deferred revenue	(4,125)	4,466
Net change in deferred course costs	(2,828)	(4,525)

Adjusted EBITDA	$(497)	$6,664

Adjusted EBITDA as a percentage of cash received from course and product sales	(0.3)%	3.1%

Cash Sales

        The following table provides a reconciliation of the Company's cash sales by segment to reported revenue. Cash sales performance is a metric used by management in assessing the Company's segments' performance. Deferred revenue represents the difference between our cash sales and the impact of applying our revenue recognition policies to those cash sales. See the "Critical Accounting Policies and Estimates" section for a detailed discussion of our revenue recognition policies. Cash sales are not a financial performance measurement in accordance with GAAP, therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in thousands):

	For the year ended December 31,
	2008	2007
Cash received from course and product sales:
Proprietary Brands
Real estate education	$23,618	$72,426
Financial instruments education	9,799	41,447
Rich Dad's® Education
Real estate education	121,416	98,227
Financial instruments education	12,777	—

Total consolidated cash received from course and product sales	167,610	212,100

Change in deferred revenue
(Increase)/decrease to deferred revenue:
Proprietary Brands
Real estate education	22,506	23,360
Financial instruments education	13,332	29,222
Rich Dad's® Education
Real estate education	(23,871)	(57,048)
Financial instruments education	(7,842)	—

Total consolidated change in deferred revenue	4,125	(4,466)

Revenue:
Proprietary Brands
Real estate education	46,124	95,786
Financial instruments education	23,131	70,669
Rich Dad's® Education
Real estate education	97,545	41,179
Financial instruments education	4,935	—

Total consolidated revenue for financial reporting purposes	$171,735	$207,634

Business Segments

        We operate in two business segments: Proprietary Brands and Rich Dad's® Education. The proportion of revenue of each segment is as follows:

	Year ended December 31,
As a percentage of total revenue	2008	2007
Proprietary Brands:
Real estate education	26.8%	46.1%
Financial instruments education	13.5	34.1

Subtotal	40.3	80.2

Rich Dad's® Education:
Real estate education	56.8	19.8
Financial instruments education	2.9	—

Subtotal	59.7	19.8

Total consolidated revenue for financial reporting purposes	100.0%	100.0%

Proprietary Brands

Real estate education

        We began providing basic and advanced real estate investment training in 1992 with our historic flagship brand Russ Whitney®'s Building Wealth™. We have added to our brand portfolio by offering our students additional real estate education offerings. We launched our Teach Me Foreclosure™ and Real Estate Investing courses in 2006.

        Cash sales in 2008 and 2007 were $23.6 million and $72.4 million, respectively, and revenue for these years was $46.1 million and $95.8 million, respectively. The decrease of $48.8 million in cash sales and $49.7 million in revenue in 2008 as compared with 2007 was primarily attributable to the decline in sales of our Russ Whitney®'s Building Wealth™ courses and the suspension of our Cash Flow Generator® courses, partially offset by the launch of Teach Me Foreclosure™ and Real Estate Investing courses. In addition, there was decreased interest among prospective students in our real estate course offerings which may have been due to the downturn in the housing market. These factors resulted in a higher cost to acquire students, a lower percentage of students who purchased at least one paid course, and a lower average amount of sales of advanced courses per student.

        Gross profit (calculated as revenue less direct course expenses less advertising and sales costs as presented in Note 15—Business Segment Information in the Notes to Consolidated Financial Statements) in the Proprietary Brands real estate education segment was $21.1 million in 2008, compared with a gross profit of $30.0 million in 2007, a decrease of $8.9 million or 29.7%, primarily due to the increase in cost of student acquisition and suspension of our Russ Whitney®'s Building Wealth™ Brand in the U.S. in 2008 and the Cash Flow Generator® product in 2007.

Financial instruments education

        EduTrades, the Proprietary Brands financial instruments education segment, began operations in July 2002, with the acquisition of Teach Me to Trade®, and began sales in the fourth quarter of 2002. We provide education to avocational investors in financial instruments, such as stocks and stock options. Our training teaches trading fundamentals as well as advanced technical analysis to potential investors.

        Cash sales in 2008 and 2007 were $9.8 million and $41.4 million, respectively, and revenue for these years was $23.1 million and $70.7 million, respectively. The decrease of $31.6 million in cash sales and $47.6 million in revenue in 2008 as compared with 2007 is primarily due to the suspension of the Teach Me to Trade® course offering during the third quarter of 2008 due to overall decreased demand. In addition, revenue was negatively affected by the $13.3 million decrease in revenue recognized from course breakage in 2008 as compared with 2007.

        Gross profit in the Proprietary Brands financial instruments education segment was $7.2 million in 2008, compared with $23.7 million in 2007, a decrease of $16.5 million or 69.6%. The Proprietary Brands financial instruments education segment was affected by the revenue recognized from course breakage of $5.8 million in 2008, compared with $19.1 million in 2007, a decrease of $13.3 million or 69.6%.

Rich Dad's® Education

        In 2006, we created Rich Dad Education, LLC, in alliance with Rich Global, LLC, and launched the Rich Dad's® Education Brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our RDE Brand provides investor education in the United States, United Kingdom and Canada.

        During the year ended December 31, 2008, the RDE segment represented approximately 80.1% of total cash sales and 59.7% of total revenue, as compared with 46.3% of total cash sales and 19.8% of total revenue in 2007.

Real estate education

        Cash sales in 2008 and 2007 were $121.4 million and $98.2 million respectively, or a growth of 23.6%, and revenue for these years was $97.5 million and $41.2 million, or a growth of 136.7%, respectively. The relatively large increase in revenue as compared with cash sales reflects the 2008 implementation of alternative education delivery methods in accordance with student contractual terms. In an effort to improve our quality of service to our students, we sent course materials on DVD to students who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our students and recognize the related revenue.

        The gross profit in the RDE real estate segment was $18.2 million in 2008, compared with a gross deficit of $10.9 million in 2007 as this is a new brand for our Company and we do not have the historical data sufficient to allow recognition of breakage revenue for this brand. As presented in the Cash Sales table, a net increase of $23.9 million in sales revenue for our RDE segment was deferred in 2008 compared with a net increase of $57.0 million in 2007. Although the cash sales of RDE real estate courses are increasing, a substantial portion of the sales are deferred for revenue recognition purposes in the statement of operations.

Financial instruments education

        Cash sales and revenue in 2008 were $12.8 million and $4.9 million, respectively. There was no comparable activity in 2007 as the RDE Brand financial instruments education courses began in the second quarter of 2008.

        The gross deficit in the RDE financial instruments segment was $7.3 million in 2008, reflecting the impact of our revenue recognition policy. Although the cash sales of RDE financial instruments courses are increasing, a substantial portion of the sales are deferred for revenue recognition purposes in the statement of operations. There was no comparable activity in 2007 as the RDE Brand financial instruments education courses began in the second quarter of 2008.

Year Ended December 31, 2008, compared to Year Ended December 31, 2007

Revenue

        Revenue in 2008 was $171.7 million, a decrease of $35.9 million or 17.3%, compared with revenue of $207.6 million in 2007.

        A reconciliation of cash sales to revenue is as follows (in thousands):

	Year ended December 31,
			% Change
	2008	2007
Cash received from course and product sales:
Basic training sessions	$19,282	$28,260	(31.8)%
Advanced courses	131,206	158,865	(17.4)
Product sales	14,074	17,394	(19.1)
Other	3,048	7,581	(59.8)

Total cash received from course and product sales	167,610	212,100	(21.0)
Net change in deferred revenue	4,125	(4,466)

Revenue for financial reporting purposes	$171,735	$207,634	(17.3)%

        Total revenue decreased by 17.3% in 2008 compared with 2007 primarily because overall cash sales declined and course breakage decreased by $23.5 million or 54.7%, from $43.0 million in 2007 to $19.5 million in 2008. The decrease in breakage revenue year-over-year is primarily as result of the increase in sales of our RDE Brands. Courses associated with RDE Brands must establish a historical trend of attendance in order for us to estimate breakage which means that the revenue from unattended courses for these brands will remain deferred for approximately three years.

        The following table illustrates the number of educational events, the number of students and the average number of students per paid course for the comparative periods:

	Year ended December 31,
			% Change
	2008	2007
Number of courses
Free introductory workshops	4,448	5,076	(12.4)%
Basic training sessions	847	979	(13.5)
Advanced live courses	726	675	7.6
Advanced electronic courses	137	125	9.6

Total	6,158	6,855	(10.2)

Number of attending students
Basic training sessions	49,451	53,040	(6.8)
Advanced live courses	12,183	11,452	6.4
Advanced electronic courses	3,633	2,597	39.9

Total	65,267	67,089	(2.7)

Average students per paid course
Basic training sessions	58.4	54.2	7.8
Advanced live courses	16.8	17.0	(1.2)
Average	39.2	39.0	(0.5)%

        Approximately 20.8% of prospective students attending the 2008 preview workshops purchased one or more of our courses compared with 24.0% in 2007, a decrease of 3.2 percentage points. For basic training sessions and advanced courses, the student pays the tuition at the time of registering for the course or program. See "Business Segments" above for further discussion of cash sales and reported revenue.

        The following table provides the percentage of each media source used by prospective students to register for our free preview workshops:

	Year ended December 31,
	2008	2007
Television	20.1%	39.7%
Direct mail	9.9	13.9
Newspaper	3.8	6.0
Website	26.8	18.6
Online advertising	29.3	13.0
Radio and Other	10.1	8.8

Total	100.0%	100.0%

        Prospective students registering for our free preview workshops via our branded websites increased by 8.2 percentage points, or 44.1%, in 2008 compared with 2007. The branded website category was a source of 26.8% of prospective students in 2008 compared with 18.6% in 2007. Additionally, in 2008, 29.3% of our prospective students were obtained from online advertising compared with 13.0% in 2007, an increase of 16.3 percentage points, or 125.4% year-over-year. We introduced online advertising in 2006. Further, we experienced an increase of 14.8% from our radio and other advertising in 2008 compared with 2007.

        In prior years, our primary method for attracting prospective students to our Proprietary Brand offerings was through the use of television advertising. As we continued to shift our focus to the RDE Brands during 2008, we redirected our advertising efforts to online direct response-based campaigns.

Deferred revenue

        Deferred revenue in 2008 was $116.7 million, which represents a decrease of $4.1 million, compared with $120.8 million in 2007. Revenue recognized from course breakage decreased by $23.5 million or 54.7%, from $43.0 million in 2007 to $19.5 million in 2008. The change in breakage revenue is partially offset by cash sales of our Rich Dad's® Education Brands which increase deferred revenue balances because these courses must establish a historical trend of attendance in order for us to estimate breakage, which means that the revenue from unattended courses for these brands will remain deferred for approximately three years. For these reasons, as reflected in the table below, our deferred revenue as a percentage of total revenue increased 9.8 percentage points to 68.0% in 2008 compared with 58.2% in 2007.

	Year ended December 31,
(in thousands)	2008	2007
Deferred revenue	$116,712	$120,837
Revenue for financial reporting purposes	$171,735	$207,634
Deferred revenue as a percentage of revenue	68.0%	58.2%

        We have expanded the options for course delivery in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVDs and via the Internet and expanded the number of location options for students in the United

States. Additionally, we have implemented an outreach notification program, contacting our students by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

        Direct course expenses relate to our basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

        Direct course expenses were $81.5 million in 2008, a decrease of $22.0 million or 21.3%, compared with $103.5 million in 2007. As a percentage of revenue, direct course expenses decreased 2.5 percentage points from 49.9% in 2007 to 47.4% in 2008. The $22.0 million decrease was primarily due to reductions of $5.6 million in product costs, $9.4 million in course events and $7.1 million in commissions, fees and payroll as a result of the decrease in sales of our Proprietary Brands.

        The components of direct course expenses are as follows (in millions):

	Year Ended December 31,			% of Revenue Year Ended December 31,
			% Change 2008 vs. 2007
	2008	2007		2008	2007
Product costs	$24.2	$29.8	(18.8)%	14.1	14.4
Course events	30.2	39.6	(23.7)	17.6	19.1
Commission, fees and payroll	21.8	28.9	(24.6)	12.7	13.9
Administrative fees and other	5.3	5.2	1.9	3.0	2.5

Total	$81.5	$103.5	(21.3)%	47.4	49.9

Advertising and sales expenses

        Advertising and sales expenses as an expense category consists of two components:

  •
  Purchased media to generate registrations to our free preview workshops, and

  •
  Costs associated with supporting student recruitment.

        Our cost structure is particularly sensitive to increases in advertising costs and its subsequent efficiency, production costs and travel related expenses. However, a significant portion of our cost structure includes variable costs, such as instructor, field representative and outreach-related costs which are primarily a function of sales.

        We obtain the majority of our students through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom and Canada. Prior to the actual workshop, we expend a significant amount of money in the form of advertising through various media channels.

        The following table represents the expense categories that comprise advertising and sales expenses in 2008 and 2007, respectively, and the expense categories as a percentage of total advertising and sales expenses (in thousands):

	Year Ended December 31,
Expense category	2008		2007
Television	$11,015	21.6%	$28,845	47.0%
Direct mail	4,395	8.6	5,946	9.7
Newspaper	2,572	5.0	3,558	5.8
Internet	9,963	19.5	6,970	11.4
Radio and other	8,099	15.9	2,138	3.5

Media spending	36,044	70.6	47,457	77.4

Outreach sales commissions	3,683	7.2	8,260	13.5
RDE licensing fees	11,356	22.2	5,597	9.1

Advertising and sales expenses	$51,083	100.0%	$61,314	100.0%

        Our media spending decreased by 24.0% in 2008 compared to the same period in 2007. We redirected our media spending from television to Internet and radio advertising during 2008.

        Media spending as a percentage of total media spending is presented in the following table:

	Year Ended December 31,
	2008	2007
Television	30.6%	60.8%
Direct mail	12.2	12.5
Newspaper and magazine	7.1	7.5
Internet	27.6	14.7
Radio and other	22.5	4.5

Total	100.0%	100.0%

        In 2008, direct sales commissions decreased by $4.6 million or 55.4%, from $8.3 million in the prior year to $3.7 million in 2008 as a result of a decrease in telemarketing outbound sales. Cash received from advanced course and product sales decreased by 17.6% in 2008 over the prior year.

        Advertising and sales expenses for 2008 amounted to $51.1 million, a decrease of 16.6% or $10.2 million, compared with $61.3 million in 2007. Advertising and sales expenses in 2008 were 29.7% of revenue compared with 29.5% of revenue for the comparable period in 2007.

Gross profit

        Gross profit was $39.2 million in 2008 compared with $42.8 million in 2007, a decrease of $3.6 million or 8.4%. This reduction is primarily attributable to the decrease in revenue of $35.9 million or 17.3%, offset by decreases of $22.0 million in direct course expenses and $10.2 million in advertising and sales expenses in 2008 compared with 2007.

General and administrative expenses

        General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense, and travel for the corporate staff.

        General and administrative expenses were $34.8 million in 2008, a decrease of $3.6 million or 9.4%, compared with $38.4 million in 2007. As a percentage of revenue, general and administrative expenses increased from 18.5% of revenue in 2007 to 20.3% of revenue in 2008. The $3.6 million decrease in general and administrative expenses was primarily attributable to the following:

  •
  Decrease in salaries, wages and benefits of $1.4 million due to the reduction in headcount

  •
  Decrease of $0.7 million in bonus expense in 2008 reflecting the financial results of the Company

  •
  Decrease of $1.3 million in costs related to the customer relationship management installation which was completed in 2007

  •
  Decrease of $0.3 million in non-seminar travel costs

  •
  Increase of $0.3 million due to the increase in the premiums for directors and officers liability insurance

        The following table sets forth the changes in significant components of general and administrative expenses for the time periods set forth below (in millions):

	Year Ended December 31,			% of Revenue Year Ended December 31,
			% Change 2008 vs. 2007
	2008	2007		2008	2007
Office and facility costs	$5.2	$4.9	6.1%	3.0	2.4
Salaries, wages and benefits	21.5	23.6	(8.9)	12.5	11.4
Professional fees	4.2	4.2	—	2.5	2.0
Other	3.9	4.4	(11.4)	2.3	2.1
Customer relationship management software	—	1.3	(100.0)	—	0.6

Total	$34.8	$38.4	(9.4)%	20.3	18.5

        Stock option expense included in the salaries, wages and benefits component of general and administrative expenses were $0.7 million and $0.8 million in 2008 and 2007, respectively.

Impairment of assets

        We recorded an impairment of assets totaling $3.1 million in 2008 for the corporate aircraft, software, trademark and a note receivable related to Tranquility Bay. The table below sets forth the items impaired in 2008 (in thousands):

Corporate aircraft	$2,217
Note receivable Tranquility Bay	500
Teach Me U™ software	166
Teach Me To Trade® trademark	173

Total	$3,056

        We recognized an impairment of $2.2 million for the corporate aircraft to reflect its decline in fair market value resulting from the general economic downturn and the reduction in the market for such assets. The impairment of the note receivable from Tranquility Bay was a result of the downturn in the real estate market in Southwest Florida. See Note 7—Notes Receivable and Note 17—Subsequent Events in the Notes to Consolidated Financial Statements for further discussion. The Teach Me To Trade® trademark and Teach Me U™ software were impaired with the discontinuation of this brand in the U.S.

While we continue to sell this brand in the U.K., projected sales did not support the carrying value of the assets and they were fully impaired in 2008.

Special items

        Special items incurred in 2008 decreased $10.8 million or 87.1%, to $1.6 million, from $12.4 million in 2007. As a percentage of revenue, special items decreased 5.1 percentage points from 6.0% in 2007 to 0.9% in 2008.

        The following table sets forth the items included in special items (in thousands):

	Year ended December 31,
	2008	2007
Professional fees associated with the SEC and DOJ investigations and the resulting internal investigation	$1,559	$10,460
Executive severance	—	1,950

Total	$1,559	$12,410

Loss from operations

        We had a loss from operations of $0.2 million in 2008, compared with $8.1 million in 2007. The $7.9 million decrease in the loss from operations was primarily due to the decrease in special items costs associated with the SEC/DOJ investigation and executive severance which totaled $12.4 million in 2007 to $1.6 million in 2008, or a change of $10.8 million.

Other income

        Other income in each of 2008 and 2007 was $0.2 million.

Interest income

        Interest income in 2008 decreased by $0.9 million to $1.3 million compared with $2.2 million in 2007. The decrease in interest income is due to a reduction in the balances of our short-term investments accounts due to the increase in our required restricted cash balances as well as a reduction in interest rates earned due to general economic conditions.

Interest expense

        Interest expense in 2008 decreased by approximately $0.1 million or 33.3% to $0.2 million compared with $0.3 million in 2007. In 2007, we retired debt associated with the sale of our building in the United Kingdom and our previous aircraft.

Equity loss from related parties

        Equity loss from related parties was $0.2 million in 2008, compared to a loss of $0.5 million in 2007. The equity loss relates to our investments in a hotel property and beach concession located in Costa Rica.

Gain on disposition of assets

        Gain on the disposition of assets was $1.0 million in 2008, and resulted from the sale of certain Costa Rica assets held for sale at December 31, 2007.

Income tax provision

        In 2008 and consistent with 2007, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration. The income tax provision in 2008 and 2007 was $1.3 million and $0.2 million, respectively. The provisions primarily reflect increased alternative minimum tax expense resulting from limitations of net operating loss carryforwards. In addition, we paid state income taxes in jurisdictions where we do not have sufficient operating loss carryforwards to offset taxable income.

        We estimate that we will be liable for approximately $1.3 million in state and federal taxes for the year ended December 31, 2008.

Known Trends

        We experienced an accelerating decline in the Company's Proprietary Brands during 2008, as discussed in our review of segment performance. During the second and third quarters of 2008, we discontinued our Russ Whitney®'s Building Wealth™ and our Teach Me to Trade® Brands in the United States and reduced the number of events held for other Proprietary Brands in response to current economic trends. Our trend in sales of our Proprietary Brands has stabilized as a smaller percentage of our revenue.

        Our RDE segment, which had experienced a rapid acceleration in sales in 2007 and the first quarter of 2008, leveled off in the second quarter of 2008 and declined in the last six months of the year. As we shifted our business away from our Proprietary Brands, our concentration of sales in the RDE Brand grew to 80.1% of total cash sales in 2008, compared to 46.3% of total cash sales in 2007.

        Based on lower cash sales in 2008 and expected lower cash sales in 2009, we have taken actions to decrease costs, including reductions in staff, facilities consolidation, IT vendor renegotiations, and agency fee reductions to align the size of the Company with projected revenue until new brands ramp up in the second half of 2009.

        Most importantly, the Company took measures to diversify our brands by entering into several key strategic alliances. On March 25, 2009, we announced a strategic alliance with personal finance experts Ken and Daria Dolan to provide training and services designed to help the average person learn ways to secure their financial future. The new venture, dubbed "The Dolans' Money Revolution," will combine the Dolans' knowledge of personal finance with Whitney's ability to create and distribute financial literacy training products through multiple distribution channels. On March 27, 2009, we also announced a strategic alliance with media celebrity and motivational speaker, Montel Williams, to provide training and services through multiple distribution channels designed to help people enhance their well-being—financially, physically, emotionally and spiritually. The inaugural large-stage event will be held in May 2009.

Liquidity and Capital Resources

Cash flows from operating activities

        Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand. As of December 31, 2008, cash, cash equivalents and restricted cash were $37.1 million, a decrease of $4.4 million from $41.5 million as of December 31, 2007.

        Our agreement with Rich Global requires us to segregate our cash balances between: (i) funds received from RDE students, and (ii) funds received from the sale of our Proprietary Brands. The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands. However, the RDE Brand cash balances may be used for expenses associated with the RDE Brand offerings and the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts. Our RDE Brand accounted for approximately 80.1% of our total cash sales for the year ended December 31, 2008.

        Our $37.1 million of cash, cash equivalents and restricted cash balances includes $27.9 million attributable to RDE and $9.2 million related to our Proprietary Brands business. As of December 31, 2007, the cash, cash equivalents and restricted cash balances of $41.5 million included $26.8 million attributable to RDE and $14.7 million related to our Proprietary Brands. The $1.1 million increase in the RDE cash balances in 2008 compared with 2007 reflects the continued growth in sales of the RDE Brands. The $5.5 million decrease in Proprietary Brands cash was primarily due to the decline in sales of our Proprietary Brands as our real estate and financial instruments businesses were affected by general economic conditions and the decline and suspension of our Russ Whitney®'s Building Wealth™ and Teach Me to Trade® Brands in the U.S.

        Net cash used by operations in 2008 was $13.2 million compared with cash provided by operations of $1.2 million in 2007, an increase in the use of cash from operations of $14.4 million. The increase was primarily attributable to the increase in restricted cash balances required by our credit card processors of $5.0 million as well as the changes in the operating assets and liabilities as a result of the new business generated from our RDE Brands. The primary source of cash from operating activities was the cash received from courses and products sold to our students.

Cash flows from investing activities

        Our primary sources and uses of cash for investing activities are related to asset sales and purchases of property and equipment. Net cash provided by investing activities was $2.6 million in 2008 compared with $2.3 million provided by investing activities in 2007, a change of $0.3 million. The change in cash provided by investing activities was primarily attributable to the proceeds of $2.5 million received from the disposition of assets and the repayment of working capital advances of $0.6 million previously made to Monterey del Este, S.A., and Monterey Management, S.A. In 2007, $5.0 million was received in proceeds for the sale of the original corporate aircraft and a building we owned in the United Kingdom. This increase in cash was partially offset by purchases related to our customer relationship management software system.

Cash flows from financing activities

        Net cash used in financing activities was $1.7 million in 2008 compared with $3.2 million used in financing activities in 2007, a change of $1.5 million. In 2008, our cash used in financing activities related primarily to the distribution paid to our RDE partner of $1.6 million. In 2007, cash used in financing activities related primarily to the settlement of long-term debt related to the aircraft and U.K. building.

Sources of liquidity

        We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion. We will continue to pursue business opportunities, strategic acquisitions and/or alliances.

        The majority of our cash equivalents are invested in short-term, liquid, investment grade commercial paper with yields ranging from 1.1% to 3.1%. Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $13.5 million at December 31, 2008 and $8.4 million at December 31, 2007. As of December 31, 2007, we were required to provide a letter of credit to secure merchant accounts and certain state bonding requirements for $0.1 million. The letter of credit at December 31, 2007 was supported by a certificate of deposit earning interest at a rate of 5.2%. We did not hold any letters of credit as of December 31, 2008.

        In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are expending a significant amount of financial resources. We estimate from inception of the investigations through December 31, 2008, we have incurred in total over $12.6 million in professional and external direct costs associated with these matters ($1.6 million in the year ended December 31, 2008). The costs of the investigations and legal proceedings may have a material adverse effect on us. We do not know what the full costs of the investigation or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

        Historically, we have been able to fund our operations primarily through existing working capital. However, the current investigations by both the SEC and DOJ and the related shareholder and derivative actions may severely limit our ability to obtain external sources of capital, if necessary.

        As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future. We intend to continue to use working capital for operating purposes. As of December 31, 2008, our current deferred revenue balance was $116.6 million of which $90.4 million is related to our worldwide RDE business.

        We have experienced a decline in cash sales from both Proprietary Brands and RDE Brands during 2008. The Company has taken measures to reduce costs and diversify our course offerings in an effort to mitigate this decline in cash sales and the proportionate contribution from RDE. In March 2009, we announced a strategic alliance with personal finance experts Ken and Daria Dolan to provide training and services designed to help students learn ways to secure their financial future. Further, we also announced a strategic alliance with media celebrity and motivational speaker, Montel Williams, to provide training and services designed to help students enhance their well being—financially, physically, emotionally and spiritually. We expect that these new alliances will begin to contribute to the Company's consolidated cash sales during May 2009. No assurances can be made about the timing and extent of any contribution to sales or net income from these new brands.

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

        The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures of approximately $0.9 million through December 31, 2009 with respect to the contractual obligations set forth in the debt and other commitments table below.

(in thousands):

	Notes payable	Real estate mortgages	Other installment notes	Total debt	Operating lease commitments	Total commitments
2009	$68	$13	$6	$87	$837	$924
2010	59	16	3	78	473	551
2011	44	7	—	51	119	170
2012	46	—	—	46	54	100
2013	50	—	—	50	33	83
Thereafter	2,688	—	—	2,688	5	2,693

Total	$2,955	$36	$9	$3,000	$1,521	$4,521

Non-core investments

Costa Rica

        In January 2008, we sold three of our investments in Costa Rica and Panamanian entities, Rancho Monterey, Monterey del Este and Beautiful Hill. The net proceeds on the sale of these entities were $2.5 million and we realized a gain on sale of $1.1 million. Commissions related to the sale were paid to Russell Whitney, the former Chief Executive Officer and former Chairman of the Board in the amount of $0.4 million. Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million and $0.1 million, respectively. In May 2008, we were repaid by Monterey Management, S.A. for a working capital advance of approximately $0.3 million.

        As of December 31, 2008, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. ("MDM") and Mar y Tierra del Oeste, S.A. ("MTO"). We have a 62.9% ownership interest in the entities totaling $1.2 million. The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting. In 2008 and 2007, using the equity method of accounting, we recorded our share of losses related to our interests in these entities of approximately $0.2 million and $0.5 million, respectively.

        In addition, we own a 50% interest in Monterey del Llano, S.A. which owns a one-third interest in Monterey Group, S.A. whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities.

Southwest Florida Investment

        In 2004, we entered into a joint venture in which we acquired a 50% interest in Tranquility Bay of Southwest Florida, LLC ("Tranquility Bay") which owns 74 acres of land zoned for residential development in Southwest Florida. The investment entity had no ongoing activity other than minimal costs of carrying the land. We recorded our share of these costs using the equity method of accounting.

        In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC, a Florida limited liability company, for the price of $4.2 million. As a part of this agreement, we loaned the buyer an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision. We secured the total receivable of $4.5 million with the buyer's ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land. The note receivable on this property was due and payable on December 31, 2007. On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC and Anthony Scott Dunlap and Dunlap Enterprises, LLC, parties to the mortgage, security agreement and/or guarantee agreement. Accordingly, we have reclassified the note receivable from a current asset to a non-current asset on our consolidated balance sheet. Additionally, we recorded an impairment of $0.5 million for this note receivable based upon the estimated fair value of the land underlying the outstanding note receivable as of September 30, 2008. On March 9, 2009, an appraisal was completed on the Tranquility Bay property. The appraised value of the total Tranquility Bay property was $9.8 million with our 50% ownership interest totaling $4.9 million. The book value of our interest in Tranquility Bay is $2.6 million and based on this appraisal no further impairment will be recorded on this note receivable in 2008.

Critical Accounting Policies and Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In addition to the estimates presented below, there are other items within our consolidated financial statements that require estimation, but are not deemed critical as defined below. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

        Management believes that the following policies and estimates are critical because they involve significant judgments, assumptions and estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.

Revenue Recognition Policy

        We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB No. 104"), and Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF No. 00-21"). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

        Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with EITF No. 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the fair value of undelivered items, and (iii) delivery of any undelivered item is probable. The fair value of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated pro-rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practice for the Company's existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

        Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon sale and recognized when the seminar is attended or delivered on-line or by DVD
Online courses	Deferred upon sale and recognized when the course is attended
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

        In the normal course of business, we recognize revenue based on the student's attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials.

        When the likelihood of attendance by the student is remote, course breakage is calculated based on the historical percentage of (i) students who never attended a course, (ii) those students who never attended a course subsequent to expiration, and (iii) the highest number of days in which 95% of students who attended our courses did so subsequent to expiration.

        We determine our course breakage rate based upon estimates developed from historical student attendance patterns. Typically, we use a three year period to estimate the student's attendance patterns. Based on the historical information, we are able to determine the likelihood of an expired course remaining unattended. We have determined that the Company does not have a legal obligation to report the value of expired courses to the relevant taxing jurisdictions.

        To the extent new businesses do not have adequate historical data subsequent to course expiration, we recognize revenue based upon course attendance. Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration will we apply course breakage based on the methodology described above.

        Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized into revenue over the period that the services are performed.

Long-Lived Assets and Intangibles

        Periodically, we review our long-lived assets for impairment. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets' carrying value. We evaluate the remaining life and recoverability of long-lived assets, including patents and trademarks, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At such time, we estimate the future cash flows expected from the use of the assets and their eventual dispositions and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value. Because of our changing business conditions including current and projected level of income, business trends, prospects and market conditions, our estimates of cash flows to be generated from our operations could change materially, resulting in the need to record additional impairment charges. As a result of our analysis for the years ended December 31, 2008 and 2007, an impairment expense was recorded during 2008 of $3.1 million related to our corporate aircraft ($2.2 million), the Tranquility Bay note receivable ($0.5 million), our Teach Me to Trade® trademark ($0.2 million) and Teach Me U software ($0.2 million). No impairment expense was recorded in 2007.

Stock-Based Compensation

Stock Options:

        Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment ("SFAS No. 123(R)"), using the modified prospective approach. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123. Stock-based compensation expense for all stock-based compensation awards granted after January 2006 is based on the grant-date fair value estimate in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of both 25% upon grant and 25% per year over the next three years or immediately as approved by the Board of Directors.

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

Restricted Shares:

        In 2008, the Compensation Committee granted 600,000 restricted performance shares to our new Chief Executive Officer, Charles M. Peck, subject to the Board of Directors and shareholder approval of the 2008 Long-Term Incentive Plan. As the Plan has not been approved by shareholders, no compensation expense was recognized in 2008 for these restricted shares.

Income Taxes

        We account for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets. At December 31, 2008 and 2007, a valuation allowance reduced our net tax deferred assets to zero.

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

        The critical accounting policies discussed above are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

Recently Issued Accounting Standards

        For a discussion of recently issued accounting pronouncements, see Note 2—Significant Accounting Policies and Related Information, "Recently issued accounting standards," in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

        We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which it has: (i) a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit; (ii) liquidity or market risk support to such entity for such assets; (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or (iv) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the Company where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with the Company.

Impact of Inflation

        Inflation did not materially affect our business during the last several years.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not required.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	Years ended December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$23,594	$33,012
Restricted cash	13,492	8,449
Accounts receivable, net	172	439
Notes receivable, current portion	204	88
Deferred course expenses, current portion	22,070	19,251
Prepaid advertising and other prepaid expenses	2,076	3,896
Inventory	953	1,437
Assets held for sale	3,748	2,874

Total current assets	66,309	69,446

Notes receivable, net of current portion	9,677	10,073
Property and equipment, net	4,046	11,165
Investment and development costs in real estate	1,227	321
Intangible assets, net	195	432
Deferred course expenses, net of current portion	13	4
Other assets	141	243

Total assets	$81,608	$91,684

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,516	$6,768
Income taxes payable	799	777
Accrued course expenses	1,440	2,886
Other accrued expenses	6,611	7,190
Accrued salaries, wages and benefits	851	2,874
Accrued executive severance	—	1,950
Long-term debt, current portion	87	125
Deferred rental incentives, current portion	201	114
Deferred revenue, current portion	116,642	120,821

Total current liabilities	131,147	143,505

Long-term debt, net of current portion	2,913	2,952
Deferred rental incentives, net of current portion	152	451
Deferred revenue, net of current portion	70	16

Total liabilities	134,282	146,924

Commitments and contingencies
Stockholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding, as of December 31, 2008 and 2007	2,591	2,591
Paid-in capital	2,507	1,842
Cumulative foreign currency translation adjustment	1,236	(1,659)
Accumulated deficit	(59,008)	(58,014)

Total stockholders' deficit	(52,674)	(55,240)

Total liabilities and stockholders' deficit	$81,608	$91,684

The accompanying notes are an integral part of these consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years ended December 31,
	2008	2007
Revenue	$171,735	$207,634

Operating costs and expenses:
Direct course expenses	81,459	103,533
Advertising and sales expenses	51,083	61,314
General and administrative expenses	34,784	38,437
Impairment of assets	3,056	—
Special items	1,559	12,410

Total operating costs and expenses	171,941	215,694

Loss from operations	(206)	(8,060)

Other income:
Other income	179	191
Interest income	1,300	2,193
Interest expense	(217)	(283)
Equity loss from related parties	(163)	(489)
Gain on sale of assets	994	35

Total other income	2,093	1,647

Income (loss) before income taxes	1,887	(6,413)
Income tax provision	(1,305)	(225)

Net income (loss)	$582	$(6,638)

Net income (loss) per share:
Basic	$0.05	$(0.57)

Diluted	$0.05	$(0.57)

Weighted average common shares outstanding:
Basic	11,739	11,739

Diluted	11,739	11,739

Comprehensive income (loss):
Net income (loss)	$582	$(6,638)
Cumulative foreign currency translation adjustments	2,895	(499)

Comprehensive income (loss)	$3,477	$(7,137)

The accompanying notes are an integral part of these consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$582	$(6,638)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,382	1,620
Impairment of assets	3,056	—
Deferred rental incentives	(212)	100
Stock-based compensation costs	665	753
Gain on sale of assets	(994)	(35)
Equity loss	163	489
Changes in operating assets and liabilities:
Restricted cash	(5,043)	(924)
Accounts receivable, net	(68)	2,934
Prepaid advertising and other prepaid expenses	1,820	(1,377)
Inventory	484	(376)
Deferred course expenses	(2,828)	(4,525)
Other assets	102	(177)
Accounts payable	(2,252)	795
Accrued course expenses	(1,446)	1,636
Deferred revenue	(4,125)	4,466
Other accrued expenses	(579)	1,370
Accrued salaries, benefits and wages	(2,023)	(1,091)
Accrued executive severance	(1,950)	1,950
Income taxes payable	22	232

Net cash (used in) provided by operations	(13,244)	1,202

Cash flows from investing activities:
Purchase of property and equipment	(364)	(1,825)
Proceeds from notes receivable	115	84
Proceeds from the sale of assets	3,032	5,038
Investments in and advances to related parties, net	(137)	(961)

Net cash provided by investing activities	2,646	2,336

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7	70
Principal payments on long-term debt	(146)	(3,318)
Distributions to RDE partner	(1,576)	—

Net cash used in financing activities	(1,715)	(3,248)

Effect of foreign currency translation	2,895	(499)

Net decrease in cash and cash equivalents	(9,418)	(209)
Cash and cash equivalents at beginning of year	33,012	33,221

Cash and cash equivalents at end of year	$23,594	$33,012

Supplemental cash flow information:
Cash paid for:
Interest	$218	$286

Income taxes	$1,013	$196

Supplemental disclosure of non-cash activity:
Promissory note received from sale of our 50% interest in Tranquility Bay of South West Florida LLC, net of reserves of $1,438	$—	3,030

Promissory note provided to landlord in exchange for leasehold improvements	$61	$—

Accounts receivable converted to notes receivable	$335	$—

The accompanying notes are an integral part of these consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Deficit

(in thousands)

				Cumulative foreign currency translation adjustment
	Common Stock
			Additional paid-in capital		Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2006 (restated)	11,739	$2,591	$1,089	$(1,160)	$(51,376)	$(48,856)

Stock option compensation expense	—	—	753	—	—	753
Foreign currency translation adjustment	—	—	—	(499)	—	(499)
Net loss	—	—	—	—	(6,638)	(6,638)

Balance at December 31, 2007	11,739	2,591	1,842	(1,659)	(58,014)	(55,240)

Distribution paid to Rich Global, LLC	—	—	—	—	(1,576)	(1,576)
Stock option compensation expense	—	—	665	—	—	665
Foreign currency translation adjustment	—	—	—	2,895	—	2,895
Net income	—	—	—	—	582	582

Balance at December 31, 2008	11,739	$2,591	$2,507	$1,236	$(59,008)	$(52,674)

The accompanying notes are an integral part of these consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Description of Business

        Whitney Information Network, Inc. and its consolidated subsidiaries (collectively referred to as the "Company" "we," "us," or "our") offers a wide variety of experiential-based, investor education classes in two primary fields—real estate investor education and financial products, as well as classes in ancillary fields like asset protection, basic business strategies and cash management, among other courses taught in the United States, the United Kingdom and Canada.

        In August 1998, WIN Systems International, Inc. was acquired in a reverse merger by Gimmel Enterprises, Inc. and the name was changed to WIN Systems International, Inc. In May 1999, we changed our name to Whitney Information Network, Inc. and took the Company public by registering our common stock with the Securities and Exchange Commission ("SEC").

Note 2—Significant Accounting Policies and Related Information

Principles of consolidation

        The Consolidated Financial Statements include the accounts and balances of Whitney Information Network, Inc. and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of estimates

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Financial instruments

        Financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, deferred course expense, accrued expenses, deferred educational revenue, and notes payable. Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments ("SFAS No.107"), requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management estimates the aggregate fair value of the other financial instruments recognized on the balance sheet date (including receivables, payables and accrued liabilities) approximate their fair value. We hold financial instruments that are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

Cash and cash equivalents

        We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. Our agreement with Rich Global, LLC requires us to segregate our cash balances between (i) funds

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

received from RDE students and (ii) funds received from the sale of our Proprietary Brands. The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands. However, the RDE Brand cash balances may be used for expenses associated with the RDE Brand offerings and the payment of license and management fees owed to us in accordance with our agreement with Rich Global, LLC, as reimbursement for the fulfillment of advanced courses purchased by RDE students and partner distributions paid when cash balances exceed the cost to fulfill outstanding student contracts. Our RDE Brands accounted for approximately 80.1% of our total cash sales for year ended December 31, 2008.

        The amounts included in the Consolidated Financial Statements are stated at cost which approximates fair value at the balance sheet date. The Company maintains deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal. The total amount of cash and cash equivalents at December 31, 2008 and 2007 was $23.6 million and $33.0 million, respectively.

Restricted cash

        The Company uses merchant account vendors to process credit card transactions. Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments. Additionally, the Company may be required to maintain letters of credit in certain of the states in which it operates. At December 31, 2007, we had $50,000 in a letter of credit required by the state of North Dakota. We did not hold any letters of credit at December 31, 2008. We consider restricted cash as a current asset in the Consolidated Balance Sheet as merchant account vendors typically hold such reserve funds up to one year. The total amount of restricted cash at December 31, 2008 and 2007 was $13.5 million and $8.4 million, respectively.

Accounts receivable

        Accounts receivable are typically receivables from our credit card processors, net of expenses incurred, from customer transactions conducted through these businesses.

Inventory

        Inventory consists primarily of books, videos and training materials held for sale to students enrolled in our educational programs. Inventory is stated at the lower of cost using the first-in, first-out method or market.

Property and equipment, net, and intangible assets

        Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as presented in the following table:

Buildings	40 years
Furniture fixtures and equipment	7 years
Other assets	5 years
Purchased software	3 years

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

        Leasehold improvements are amortized over the shorter of the estimated useful asset life or the remaining term of the applicable lease.

        Depreciation expense was approximately $1.3 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively. See Note 8—Property and Equipment and Intangible Assets for further discussion.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS No. 144"), we evaluate the carrying amount of our long-lived assets such as property and equipment, and definite-lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets. Further, we evaluate assets for impairment annually at year end.

        Intangible assets include customer lists and trademarks and are recorded at cost. Customer lists and trademarks are being amortized over their estimated useful lives of three and 15 years, respectively.

Advertising and sales expenses

        We expense advertising and sales costs as incurred. Advertising costs, training room rentals and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Deferred course expenses

        We defer licensing fees paid to Rich Global, LLC and commissions and fees paid to our speakers and telemarketers until such time as the revenue is earned. Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event. The deferred course expenses are tracked as a percentage of deferred revenue and based on whether the related sale was originated by telemarketers or in basic training courses. The deferred course expenses are expensed as the corresponding deferred revenue is recognized.

        We capitalize the commissions and fees paid to our speakers consistent with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17, Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts and the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition.

Income taxes

        The provision for income taxes is calculated using the asset and liability approach of accounting for income tax. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on all available information, we have recorded a full valuation against our deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109, Accounting for Income Taxes ("SFAS No. 109") and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Based on our analyses in 2008 and 2007, no material contingent liabilities were identified or recorded.

Foreign currency translation

        We account for foreign currency translation in accordance with SFAS No. 52, Foreign Currency Translation. The functional currencies of the Company's foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries' financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in shareholders' equity and the cumulative balances totaled $1.2 million and ($1.7) million as of December 31, 2008 and 2007, respectively. Current period foreign translation adjustments totaled $2.9 million and ($0.5) million for the years ended December 31, 2008 and 2007, respectively. Foreign currency transaction gains (losses) totaled approximately $260,000 and ($19,000) million during 2008 and 2007, respectively, and were reported on our Consolidated Statement of Operations as a component of other income (expense).

Net income (loss) per share

        Net income (loss) per share is computed by applying the provisions of SFAS No. 128, Earnings Per Share. All dilutive potential common shares in 2008 and 2007 were included in the diluted earnings per share calculation. All dilutive potential common shares in 2008 and 2007 had an anti-dilutive effect on diluted per share amounts and therefore were excluded in determining net income (loss) per share. At December 31, 2008, we had 668,650 stock options and 890,719 warrants outstanding. There were no potentially dilutive shares in 2008. At December 31, 2007, we had 1,218,400 stock options and 890,719 warrants outstanding. See Note 10—Stock-Based Compensation Plans.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

Revenue recognition

        We recognize revenue in accordance with Staff Accounting Bulletin, No. 104, Revenue Recognition ("SAB No. 104"), and Emerging Issues Tasks Force No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF No. 00-21"). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

        Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with EITF No. 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the fair value of undelivered items and (iii) delivery of any undelivered item is probable. The fair value of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated on a pro-rata basis to each element based on the relative fair value of each element when fair value support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practice for the Company's existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

        Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon sale and recognized when the seminar is attended or delivered on-line or by DVD
Online courses	Deferred upon sale and recognized when the course is attended
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

        In the normal course of business, we recognize revenue based on the students' attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials on-line or by delivery of course materials by DVD.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

        When the likelihood of attendance by the student is remote, course breakage is calculated on the historical percentage of (i) students who never attended a course (ii) those students who never attended a course subsequent to expiration and (iii) the highest number of days in which 95% of students who attended our courses did so subsequent to expiration.

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

        Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized into revenue as courses are attended in-person or on-line, coaching and mentor sessions are provided or material is delivered by DVD.

Stock-based compensation

Stock Options

        We follow SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. Compensation costs are recorded over the requisite service period which is generally the vesting period. We estimated forfeiture rates for 2008 and 2007 based on historical experience. See Note 10—Stock-Based Compensation Plans.

Restricted Shares

        In 2008, the Compensation Committee granted 600,000 restricted performance shares to our new Chief Executive Officer, Charles M. Peck, subject to the Board of Directors and shareholder approval of the 2008 Long-Term Incentive Plan. As the Plan has not been approved by shareholders, no compensation expense was recognized in 2008 for these restricted shares.

Comprehensive income (loss)

        Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive income (loss) is comprised of net income or loss and other comprehensive income and loss items. Our comprehensive income and losses generally consist of changes in the cumulative foreign currency translation adjustment.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

Recently issued accounting standards

        In November 2008, the FASB ratified the final consensuses reached in EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF No. 08-6"). EITF No. 08-6 resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of SFAS 141R or SFAS 160. The effective date of EITF 08-6 coincides with the effective dates of effective dates of SFAS 141R and SFAS 160; both pronouncements are to be applied on a prospective basis in fiscal years beginning on or after December 15, 2008. We do not believe that EITF 08-6 will have a material impact on our financial statements.

        In June 2008, the Emerging Issues Tax Force ("EITF") issued EITF 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock." This EITF, which will become effective in the first quarter of 2009, will require that a company which has an instrument that is determined to be a derivative under this guidance to take an initial charge as an adjustment to opening retained earnings and thereafter reflect any adjustment in the market price through the income statement. We do not believe that EITF 07-5 will have a material impact on our financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS No. 162 is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. 142-3"). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively. FSP No. 142-3 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provision of SFAS No. 157 to goodwill and intangible assets. The Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on our consolidated results of operations, financial position or cash flow.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No 160"). SFAS No. 160 establishes accounting and reporting standards for a parent company's noncontrolling, or minority, interests in its

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

subsidiaries. SFAS No.160 also provides accounting and reporting standards for changes in a parent's ownership interest of a noncontrolling interest as well as deconsolidation procedures. This statement aligns the reporting of noncontrolling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141, Business Combinations—Revised ("SFAS No. 141R"). SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 141R in the first quarter of fiscal year 2009. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 3—Impairment of Assets

        We performed impairment testing of our property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company tests for impairment annually or when events or changes in circumstances indicates that an assets carrying amount may not be recoverable.

        We recorded an impairment of assets and intangible assets of $3.1 million for the corporate aircraft, a note receivable related to a land investment known as Tranquility Bay, a trademark and internally developed software as a result of our testing. The aircraft and note receivable are included in the corporate asset segment. The software and trademark are included in the Proprietary Brands, financial instruments education segment. No impairment of assets or intangible assets was recorded during the year ended December 31, 2007.

        During the third quarter of 2008, the Board of Directors approved the sale of our corporate aircraft. We recorded an impairment loss of $2.2 million to reduce the book value of the aircraft to its estimated net realizable value as of December 31, 2008. During the first quarter of 2009, we sold the aircraft, for net proceeds of approximately $3.8 million.

        The following table sets forth the assets that the Company determined to be impaired as of December 31, 2008 (in thousands):

Corporate aircraft	$2,217
Note receivable Tranquility Bay	500
Teach Me U™ software	166
Teach Me To Trade® trademark	173

Total	$3,056

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4—Special Items

        The following table sets forth the special item by expense type for the years ended 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
Professional fees associated with the SEC and DOJ investigations and the resulting internal investigation and financial restatement	$1,559	$10,460
Executive severance	—	1,950

Total	$1,559	$12,410

Note 5—Deferred Revenue and Deferred Course Expenses

        Deferred revenue is recorded upon the sale of seminars, on-line courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized as revenue over the period that the services are performed. Under the Company's revenue recognition policy, as described in Note 2—Significant Accounting Policies and Related Information, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service. As our courses are generally attended over a period of time, there may be a significant time lag between receipt of the student's payment and their attendance. In addition, as contracts for services are generally non-refundable, we apply a course breakage calculation based on historical attendance patterns. New business lines will not have historical data for three years.

        The components of deferred revenue on our Consolidated Balance Sheets are as follows:

(In thousands)	Year ended December 31,
Deferred revenue—current portion	2008	2007
Proprietary Brands	$26,284	$62,142
Rich Dad's® Education	90,358	58,679

Total deferred revenue—current portion	116,642	120,821

Deferred revenue—long-term portion
Proprietary Brands	35	16
Rich Dad's® Education	35	—

Total deferred revenue—long-term portion	70	16

Total deferred revenue	$116,712	$120,837

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5—Deferred Revenue and Deferred Course Expenses (Continued)

        Under the Company's deferred course expenses policy, as described in Note 2—Significant Accounting Policies and Related Information, we capitalize and defer commissions and direct fees paid to our speakers until such time as the revenue is earned. Our speakers, who are independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 45 days after the educational event. The deferred course expenses are tracked as a percentage of deferred revenue and based on whether the related sale was originated by telemarketers or in basic training courses. The deferred course expenses are expensed as the corresponding deferred revenue is recognized.

        The components of deferred course expenses on our Consolidated Balance Sheets are as follows:

(In thousands)	Year ended December 31,
Deferred course expenses—current portion	2008	2007
Proprietary Brands	$3,192	$7,350
Rich Dad's® Education	18,878	11,901

Total deferred course expenses—current portion	22,070	19,251

Deferred course expenses—long-term portion
Proprietary Brands	7	4
Rich Dad's® Education	6	—

Total deferred course expenses—long-term portion	13	4

Total deferred course expenses	$22,083	$19,255

Note 6—Certain Relationships and Related Transactions

        During 2008, we leased approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney. The monthly rentals were $1,943, $13,913 and $7,238 in 2007 and 2008, respectively. We terminated the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace leases on September 17, 2008. We also terminated the 1625 East Cape Coral Parkway lease effective December 31, 2008. The Company has no related party leases as of December 31, 2008.

Gulfstream Development Group, LLC

        For the years ended December 31, 2007 through 2008, the Company had an agreement with Gulfstream Development Group, LLC ("Gulfstream") in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for students of our advanced real estate courses. Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney. Gulfstream constructs homes on lots owned by our students. Under a Referral Services Agreement with Gulfstream, Gulfstream agreed to pay the Company $2,500, with $500 of that being paid to Company trainers who assisted in the referral for each student that the Company referred to Gulfstream. Under this arrangement, the Company received $0.1 million from Gulfstream for each of the years ended December 31, 2007 and 2008, respectively.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6—Certain Relationships and Related Transactions (Continued)

        During the years ended December 31, 2007 and 2008, Mr. Whitney and Ingrid Whitney jointly held an indirect 25% beneficial ownership interest in Gulfstream and received 15% of distributions of net cash flow from Gulfstream. Mr. and Mrs. Whitney hold their investment in Gulfstream through Rec One Inc., an entity owned jointly by them. Pursuant to an agreement between Mr. and Mrs. Whitney, as of December 31, 2007, Mr. Whitney holds an indirect 12.5% beneficial ownership interest in Gulfstream and is entitled to 7.5% of distributions of net cash flow from Gulfstream.

        During the years ended December 31, 2007 and 2008, Gulfstream had an informal arrangement with Mr. Whitney pursuant to which Gulfstream paid Mr. Whitney a salary and paid Rec One transaction-based compensation for Mr. Whitney's services, including marketing and construction contract administration in connection with home sales to the Company's students and other persons, as well as for credit support provided to Gulfstream by Mr. Whitney. The transaction-based compensation consisted of payments of $2,500 or $4,000 to Rec One by Gulfstream upon purchases of Gulfstream homes by our students.

        The following table sets forth the salary and transaction-based compensation that Mr. Whitney received from Gulfstream during the years ended December 31, 2007 and 2008, and is based upon information provided to Mr. Whitney by Gulfstream:

	2007	2008	Total
Salary paid to R. Whitney by Gulfstream	$120,000	$70,000	$190,000
Transaction-based compensation paid to Rec One by Gulfstream	369,763	898,100	1,267,863
Management Fees paid to Rec One by Gulfstream(1)	175,000	—	175,000
Distributions from Gulfstream to Rec One(2)(3)	1,928,086	264,643	2,192,729

Total	$2,592,849	$1,232,743	$3,825,592

    (1)
    Total management fees shown above reflect amounts paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.

    (2)
    Total distributions include portions paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.

    (3)
    Rec One was required to fund 25% of capital calls from Gulfstream. The amounts shown above do not reflect these capital calls which, including the portions for both Mr. Whitney and Ms. Whitney, were $547,745 in 2008.

        A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

Costa Rica

        As of December 31, 2007 and 2008, we had investments in several Costa Rican and Panamanian entities. In addition, two former executives, our Chairman and Chief Executive Officer, Mr. Whitney, and our former Co-President and Chief Operating Officer, Mr. Simon, had individual ownership

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6—Certain Relationships and Related Transactions (Continued)

interests in some of these entities. The entities in which both the Company and one or more former executives also had an ownership interest included: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A. Mr. Whitney indirectly owned approximately 11.4% of Rancho Monterey, S.A., 8.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A. Mr. Simon indirectly owned approximately 1.4% of Rancho Monterey, S.A. These entities were previously managed by Monterey Management, S.A., a company which is 100% owned by Ms. Maria Jimenez, who was paid as an independent contractor by the Company.

        In January 2008, some of our investments in properties located in Costa Rica, including Rancho Monterey S.A., Monterey del Este, S.A. and Beautiful Hill S.A (our conference center) were sold to an unrelated party for a sales price of $12.2 million, of which the Company received $2.5 million for its interests in these entities. In addition, working capital advances to these entities and to Monterey Management, S.A. totaling $600,000 were repaid. In connection with the sale, consulting fees totaling $802,000 were paid as follows: Mr. Whitney ($401,000), Mr. Simon ($140,400), Mr. Densley, the former Vice President of Real Estate, ($160,600) and Ms. Jimenez, an independent contractor, ($100,000) in January of 2008. Monterey Management S.A. made the following additional payments from its proceeds from the sale: $210,000 to Mr. Whitney and $95,000 to each Mr. Simon and Mr. Densley.

        A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Note 7—Notes Receivable

        Notes receivable consists of the following (in thousands):

	Years ended December 31,
	2008	2007
Note receivable from the sale of real estate. Principal and interest monthly at 6.25%, $6.2 million due at maturity, matures November 2015 and is collateralized by land and a building in Central Florida	$6,999	$7,087
Note receivable from the sale of our 50% equity interest in land in the amount of $4.5 million with no interest. Issued in May 2007, matured December 2007 and is collateralized by 74 acres of land in Southwest Florida ("Tranquility Bay")(a)	2,583	3,074
Note receivable for the development of software. Issued in May 2008, matures September 2011 and is collateralized by receipts from the sale of the EduTrade software	299	—

Total of notes receivable	9,881	10,161
Less: current portion	(204)	(88)

Long-term notes receivable	$9,677	$10,073

(a)
See Note 3—Impairment of Assets and Note 16—Commitments and Contingencies—Litigation for further discussion related to Tranquility Bay.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8—Property and Equipment and Intangible Assets

        Property and equipment consists of the following (in thousands):

	Year ended December 31,
	2008	2007
Land	$782	$782
Buildings	1,426	2,268
Aircraft	3,748	6,680
Software	2,604	2,532
Equipment	1,763	1,765
Furniture and fixtures	1,004	1,043
Leasehold improvements	2,051	2,109

Property and equipment	13,378	17,179
Less: accumulated depreciation	(5,584)	(5,278)

Property and equipment, net of accumulated depreciation	7,794	11,901
Less: Assets held for sale	(3,748)	(736)

Property and equipment, net	$4,046	$11,165

	Year ended December 31,
	2008	2007
Depreciation expense	$1,318	$1,556

        Assets held for sale at December 31, 2008 and 2007 consisted of the following (in thousands):

	Year ended December 31,
	2008	2007
Corporate aircraft(a)	$3,748	$—
Investment in Rancho Monterey, S.A. and Monterey del Este, S.A.	—	905
Investment in Monterey del Mar, S.A.	—	1,233
Beautiful Hill, S.A.	—	736

Assets held for sale	$3,748	$2,874

    (a)
    See Note 3—Impairment of Assets regarding the impairment charge of $2.2 million in the third quarter of 2008 related to the corporate aircraft.

        The corporate aircraft, a Cessna Citation VII, which was held for sale as of December 31, 2008, was sold on January 20, 2009, to an unrelated third party for $3.8 million in cash, less commissions of $0.1 million. We recorded an impairment of $2.2 million for the aircraft in the third quarter of 2008 to reflect the decline in fair market value resulting from the economic downturn.

        The investments in Rancho Monterey, S.A., Monterey del Este, S.A., and Beautiful Hill, S.A. were sold in January 2008 for approximately $2.5 million resulting in a net gain of approximately

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8—Property and Equipment and Intangible Assets (Continued)

$1.1 million. Our investment in Monterey del Mar, S.A. has not been sold and was removed from assets held for sale during 2008.

        Intangible assets consist of the following (in thousands):

	Year ended December 31,
	2008	2007
Customer lists	$1,154	$1,154
Trademarks(a)	—	300

Intangible assets	1,154	1,454
Less: accumulated amortization	(959)	(1,022)

Intangible assets, net of accumulated amortization	$195	$432

	Years ended December 31,
	2008	2007
Amortization expense	$64	$64

    (a)
    See Note 3—Impairment of Assets regarding the impairment charge of $0.2 million in the fourth quarter of 2008 related to the Teach Me To Trade® trademark.

        Future amortization expense of intangibles is as follows (in thousands):

Years ending December 31
2009	$44
2010	44
2011	44
2012	44
2013	19
Thereafter	—

Total	$195

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9—Long-Term Debt

        Long-term debt consists of (in thousands):

	Year ended December 31,
	2008	2007
Notes payable to individuals for the purchase of an equity interest in the SCB Building, LLC. Principal and interest payments began in April 2006 at an interest rate of 6.25%. The note matures in April 2016	$2,907	$2,942
Note payable to an individual for the purchase of an equity interest in Rancho Monterey, S.A. Principal and interest payments began in July 2003 at an interest rate of 5%. The note was paid in full in June 2008	—	73
Other installment notes payable	93	62

Long-term debt	3,000	3,077
Less: current portion	(87)	(125)

Total long-term debt, net of current portion	$2,913	$2,952

Note 10—Stock-Based Compensation Plans

Stock Options

        Our 1998 Stock Option Plan provided for the granting of stock options to key employees and members of the Board of Directors. The 1998 Stock Option Plan expired August 31, 2008. Vesting under the 1998 Plan is as follows: 25% of the options vest on the grant date, an additional 25% vests on the completion of the first year of service, another 25% vests on the completion of the second year of service, and 100% of the shares vest at the end of the third year of service. All options expire ten years from the date of grant. The Company has not yet adopted another stock-based compensation plan as of December 31, 2008.

        Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS No. 123R supersedes SFAS No. 123 and APB No. 25. We adopted SFAS No. 123R using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005, are valued at fair value in accordance with the provisions of SFAS No. 123R and recognized on the same basis as the vesting period. We estimated forfeiture rates for 2008 and 2007 based on historical experience.

        The estimated fair value of the option grants was calculated using a Black Scholes Merton option pricing model ("Black Scholes model"). The following summarizes the assumptions used in the Black Scholes model:

Risk free interest rate	4.58% - 3.62%
Expected volatility	68.3% - 75.3%
Dividend yield	0.0%
Expected term in years	5.25 - 5.75

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10—Stock-Based Compensation Plans (Continued)

        The Black Scholes model incorporates assumptions to value stock-based awards. The risk free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Expected volatility is based on the historical volatility of our stock.

        Our estimation of expected term is based on the guidelines in Staff Accounting Bulletin No. 107, ("SAB No.107"), which allows companies whose stock options meet specific criteria to be considered "plain-vanilla" options, thereby allowing the simplified method of estimating expected term to be applied. Our stock option awards meet the criteria to use the simplified method of calculating expected term. For our Company, this calculation was performed using the average of the mid-points for each vesting tranche. This methodology is not materially different from our historical data on exercise timing.

        The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Years ended December 31,
(in thousands)	2008	2007
Stock-based compensation expense:
Pretax compensation expense	$665	$753
Income tax benefit	—	—

Stock option expense, net of the related tax effect	$665	$753

        Our compensation expense is included in the general and administrative financial statement caption on our Consolidated Statement of Operations.

        The following table presents the activity for options outstanding (in thousands, except per share data):

Total Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	1,218	$4.70
Granted	20	2.50
Forfeited	(569)	4.35
Exercised	—	—

Outstanding as of December 31, 2008	669	$4.93	3.3	$—

Exercisable as of December 31, 2008	634	$5.07	4.4	$—

        The weighted average grant-date fair value of options granted during fiscal 2008 and fiscal 2007 were $2.50 and $3.31, respectively. No stock option grants were awarded to employees in 2008. Two awards of 10,000 stock options each were granted to newly appointed members of our Board of Directors. There were no exercises of options during 2008 and 2007. The outstanding and exercisable options have no intrinsic value based on the closing market price of $0.65 for a share of the Company's common stock on the last business day of the year ended December 31, 2008.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10—Stock-Based Compensation Plans (Continued)

        A summary of the status of our nonvested shares as December 31, 2008, and the changes during the year ended 2008 are presented in the table below (in thousands, except per share data):

Nonvested Stock Options	Number of options	Weighted average grant date exercise price
Outstanding as of December 31, 2007	312
Granted	10
Vested	(188)
Canceled	(99)	$4.85

Outstanding as of December 31, 2008	35	$2.36

        As of December 31, 2008, there was approximately $28,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under our stock option plan. That cost is expected to be recognized over a weighted average vesting period of approximately 1.4 years.

Restricted Shares:

        In 2008, the Compensation Committee granted 600,000 restricted performance shares to our new Chief Executive Officer, Charles M. Peck, subject to the Board of Directors and shareholder approval of the 2008 Long-Term Incentive Plan. As the Plan has not been approved by shareholders, no compensation expense was recognized in 2008 for these restricted shares.

Note 11—Employee Benefit Plan

        We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion. On October 10, 2008, we suspended the Company's matching contribution. Our contributions, charged to earnings for the years ended December 31, 2008 and 2007 were $0.3 million and $0.7 million, respectively.

Note 12—Income Taxes

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

        As of December 31, 2008, we are estimating that our taxable income will not exceed the amount necessary to utilize our deferred tax assets. Therefore, we will maintain a full valuation allowance on our net deferred tax assets. We have approximately $11.0 million of net operating loss carryforwards which will expire in 2024. We also have an alternative minimum tax credit of $0.7 million that will carryforward.

        We estimate that we will be liable for approximately $1.3 million in state and federal taxes for the year ended December 31, 2008.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

        Our sources of income (loss) and income tax provision are as follows (in thousands):

	Year ended December 31,
	2008	2007
Income (loss) before taxes:
U.S.	$6,923	$(1,891)
Non-U.S.	(5,036)	(4,522)

Total income (loss) before income taxes	$1,887	$(6,413)

Provision for taxes:
Current:
Federal	$509	$61
State	796	130
Non-U.S.	—	34

Total current	1,305	225

Deferred:
Federal	3,288	30
State	80	(74)
Non-U.S.	(1,317)	(1,453)

Total Deferred	2,051	(1,497)

Change in valuation allowance	(2,051)	1,497

Total income tax provision	$1,305	$225

Effective income tax rate	69.2%	3.5%

        The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Year ended December 31,
(in percentages)	2008	2007
Statutory federal income tax rate	35.0%	(35.0)%
Valuation allowance	(97.9)	24.8
Foreign equity income/loss	9.2	—
Incentive stock options/stock subscription	11.7	6.4
Personal use of aircraft	6.0	2.0
State income net of federal benefit	27.4	0.7
Non-U.S. income taxed at different rates	9.5	2.8
Tax rate adjustment	65.7	—
Penalties	5.6	—
Other	(3.0)	1.8

Effective income tax rate	69.2%	3.5%

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2008	2007
Deferred tax assets:
Net operating losses, federal	$3,841	$10,488
Net operating losses, state	1,444	2,862
Net operating losses, non-U.S.	4,796	3,479
Accrued compensation, bonuses, severance	96	1,250
Allowance for bad debt	393	451
Intangible amortization	392	375
Deferred revenue	13,114	7,394
Tax credits	671	291
Other	216	250
Valuation allowance	(17,026)	(19,077)

Total deferred tax assets	$7,937	$7,763

Deferred tax liabilities:
Deferred course expenses	$(7,697)	$(7,210)
Gain on sale	(240)	(251)
Depreciation	—	(302)

Total deferred tax liabilities	$(7,937)	$(7,763)

Net deferred taxes	$—	$—

        Deferred tax expense related to the foreign currency translation adjustment of $0.2 million has been fully offset by a corresponding increase in the valuation allowance. These amounts, which net to zero, are reported in other comprehensive income.

        Our federal tax returns for all years after 2004 and our state tax returns after 2003 are subject to future examination by tax authorities for all of our tax jurisdictions. We recognize interest and penalties related to income tax matters in other income and general and administrative expenses, respectively.

        On March 17, 2009 we were notified by the Internal Revenue Service ("IRS") that our Company's federal tax returns for the years ended December 31, 2005, December 31, 2006 and December 31, 2007 are under examination.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13—Net Income (loss) per Share

        Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. As of December 31, 2008 and 2007, there were no dilutive stock options or warrants; however, there are a total of 668,650 stock options and 890,719 warrants to purchase common stock outstanding as of December 31, 2008. In addition, a combined 450,000 unit warrants issued to our placement agent in connection with our December 2005 offering are also outstanding. The following table sets forth the computation for basic and diluted loss per share (in thousands, except for per share data):

	Year ended December 31,
	2008	2007
Numerator for diluted income per common share	$582	$(6,638)

Denominator for basic loss per share—weighted average shares	11,739	11,739
Effect of dilutive securities—options and warrants	—	—

Denominator for diluted loss per share—adjusted weighted average shares	11,739	11,739

Diluted loss per common share	$0.05	$(0.57)

Note 14—Offering

        In December 2005, common stock and warrants were issued as a $13.5 million private placement in which 3,000,000 units of our securities were issued to a group of 17 non-affiliated accredited investors. As a unit is comprised of one share of stock plus a warrant for one-half share, 3,000,000 shares of common stock and common stock purchase warrants representing 1,500,000 shares of common stock were sold. We sold 1,750,000 shares of common stock and issued warrants for 875,000 shares. Our former Chairman and Chief Executive Officer sold 1,250,000 shares and warrants for 625,000 shares. In both cases, each warrant allows one share to be purchased for $4.50. A unit warrant was issued to our placement agent exercisable to purchase 300,000 shares of common stock at $4.50 per share and 150,000 shares of common stock at $6.00 per share. Including the units to our placement agent, we registered a total of 3,000,000 shares of common stock, plus 1,950,000 units underlying common stock purchase warrants.

        In 2006, we issued 41,667 warrants at an exercise price of $4.60. There were no warrants exercised during 2007 or 2008, as the time period for maintaining the effectiveness of the registration statement expired during 2007 and the Company did not file a supplement or amendment to the registration statement.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14—Offering (Continued)

        The following table summarizes the activity for the warrants outstanding (in thousands, except exercise price data);

	Number of warrants	Weighted average exercise price
Outstanding as of December 31, 2005	1,337	$6.12
Granted	41	4.60
Forfeited	—	—
Exercised	(488)	6.00

Outstanding as of December 31, 2006	890	$6.07

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding as of December 31, 2007	890	$6.07

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding as of December 31, 2008	890	$6.07

Note 15—Business Segment Information

        We operate in two business segments: Proprietary Brands and RDE. Our revenue is generated through the sale of real estate and financial instruments education courses, programs and products and categorized into segments depending upon through which channel the student was acquired. Operating results for the segments reported below are evaluated regularly by Executive Management.

(In thousands)	Year ended December 31,
Segment revenue	2008	2007
Proprietary Brands:
Real estate education	$46,124	$95,786
Financial instruments education	23,131	70,669

Sub-total	69,255	166,455
Rich Dad's® Education:
Real estate education	97,545	41,179
Financial instruments education	4,935	—

Sub-total	102,480	41,179

Total consolidated revenue	$171,735	$207,634

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Business Segment Information (Continued)

(In thousands)	Year ended December 31,
Segment gross profit (deficit) contribution	2008	2007
Proprietary Brands:
Real estate education	$21,088	$30,019
Financial instruments education	7,154	23,654

Sub-total	28,242	53,673
Rich Dad's® Education:
Real estate education	18,211	(10,886)
Financial instruments education	(7,260)	—

Sub-total	10,951	(10,886)

Total consolidated gross profit	$39,193	$42,787

(In thousands)	Year ended December 31,
Depreciation and amortization expenses	2008	2007
Proprietary Brands:
Real estate education	$571	$713
Financial instruments education	296	330

Sub-total	867	1,043
Rich Dad's® Education	—	—
Corporate	515	577

Total consolidated depreciation and amortization expenses	$1,382	$1,620

(In thousands)	Year ended December 31,
Segment identifiable assets	2008	2007
Proprietary Brands:
Real estate education	$4,806	$10,240
Financial instruments education	2,644	5,229

Sub-total	7,450	15,469
Rich Dad's® Education:
Real estate education	46,095	39,806
Financial instruments education	2,259	—

Sub-total	48,354	39,806

Corporate	25,804	36,409

Total consolidated identifiable assets	$81,608	$91,684

        For the year ended December 31, 2008, 89.5% of our revenue was generated domestically and 10.5% from the Canadian and United Kingdom operations. For the year ended December 31, 2007, 93.4% of our revenue was generated in the U.S. and 6.6% internationally.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Business Segment Information (Continued)

        For the years ended December 31, 2008 and 2007, our long-lived assets in the U.S. were $5.5 million and $11.9 million, respectively. For the years ended December 31, 2008 and 2007, our long-lived assets in the United Kingdom and Canada were $0.1 million and $0.3 million, respectively.

Note 16—Commitments and Contingencies

Software commitment

        In December 2005, we entered into a commitment for a new Customer Relationship Management ("CRM") system for approximately $3.0 million which includes licensing, training and maintenance. During the year ended December 31, 2007, we recorded $1.1 million in expense. We did not incur any additional expense related to the CRM system in 2008. Our annual commitments for the licensing and maintenance of other software are approximately $0.5 million.

Operating leases

        We lease office space for administrative and training requirements. These leases expire from December 2008 to January 2014 (in thousands). During the fourth quarter of 2008, our Murray, Utah, lease was renegotiated at a lower rate and shorter term, reducing our rent expense and future lease commitments. See Note 6—Certain Relationships and Related Transactions for further discussion of related party leases during 2008. As of December 31, 2008, the Company did not have any related party leases.

	Years ended December 31,
	2008	2007
Rental expense for operating leases	$991	$1,213

        Future minimum rental payments under the non-cancelable leases included above are as follows (in thousands):

Years ended December 31,
2009	$837
2010	473
2011	119
2012	54
2013	33
Thereafter	5

Total future minimum rental payments under non-cancelable leases	$1,521

Litigation

        On November 14, 2006, the Company was notified by the SEC that the Commission is conducting a formal, nonpublic investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market education programs,

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16—Commitments and Contingencies (Continued)

and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation.

        On December 11, 2006, the Company received a subpoena from the DOJ requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present. The Company was notified that a grand jury investigation related to this matter had commenced. On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf ("Woolf") and David Gengler ("Gengler"), the two former contractors, with one count of conspiracy to commit mail fraud and wire fraud. Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company's EduTrades, Inc., subsidiary at the time of their alleged criminal activities. The defendants are no longer independent contractors for the Company or any of its subsidiaries. The Company and its subsidiaries were not charged in the indictment, and none of the Company's present or former directors or officers were charged in the indictment. On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell "Teach Me to Trade" packages for the Company's EduTrades, Inc., subsidiary.

        On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and Whitney Information Network, Inc. received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada. A class action was requested for all persons who have made various real estate investments, at the alleged inducement, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Whitney Information Network, Inc. and/or Jean Lafrenière. The complaint seeks repayment of $39,235 to the Petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief. We will vigorously defend against the claims made in this lawsuit.

        On January 30, 2007, the Company was served a complaint by Rodney Durham on behalf of himself and all others similarly situated v. Whitney Information Network, Inc., Russell A. Whitney and Nicholas S. Maturo, filed on December 28, 2006 in the United States District Court for the Middle District of Florida ("Middle District Court"). The complaint seeks damages for violations of federal securities laws on behalf of all investors who acquired the Company's common stock from November 18, 2003, through and including December 15, 2006. The plaintiff seeks unspecified compensatory damages, unspecified equitable relief, and attorney's fees and costs. This case has not been certified as a class action. On November 17, 2008, the court issued an order granting the Company's motion to dismiss the Durham class action lawsuit without prejudice. On December 8, 2008, the Company was served a consolidated amended class action complaint filed by Arnold Friedman individually and on behalf of all others similarly situated alleging violations of the federal securities laws. Friedman seeks damages, injunctive relief, attorney costs and fees and other relief deemed appropriate by the Middle District Court. On January 30, 2009 the Company filed a motion to dismiss the consolidated amended class action complaint. We await a ruling by the court as to the motion to dismiss. We will vigorously defend against the claims made in this lawsuit.

        On March 8, 2007, the Company was served a complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc.,

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16—Commitments and Contingencies (Continued)

filed in the U.S. District Court for the Middle District of Florida. This action is a shareholder derivative complaint alleging that the named defendants breached certain fiduciary duties and violated certain securities laws. The plaintiff seeks unspecified monetary damages, unspecified equitable relief, unspecified restitution and disgorgement of profits from individual defendants, and fees and costs. On November 19, 2008, the Middle District Court issued an order granting the Company's motion to dismiss the Ghosio derivative complaint without prejudice. On December 4, 2008, Robert Ghosio, Jr., on behalf of nominal defendant Whitney Information Network, Inc., filed an amended derivative lawsuit in the Middle District Court alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Ghosio seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the court. The parties agreed to a temporary stay of the proceedings, including the deadline for the Company's answer, pending the expiration of the stay of discovery currently in place in the related Durham class action lawsuit. The parties' agreement was reflected in the plaintiff's filing of an unopposed motion to stay proceedings. On December 22, 2008, the court issued an order granting the motion to stay proceedings. We will vigorously defend against the claims made in this lawsuit.

        On March 22, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc. The case is Glenn Acciard, et. al. v. Russell Whitney, individually, John Kane, individually and Whitney Education Group, Inc. et. al., Case No. 07-CA-002190 in the Circuit Court of the Twentieth Judicial Court in and for Lee County, Florida ("Lee County Court") alleging that the Company, including two of our executive officers, and 18 other defendants not associated with the Company, breached certain of their fiduciary duties to the named plaintiffs, all of whom were our alleged students. The allegations in the complaint include claims of constructive and common law fraud and other violations. The plaintiffs seek unspecified monetary damages, unspecified punitive damages, interest, a refund of the purchase price of the lots sold to the plaintiffs, costs, attorney's fees and unspecified equitable relief. On July 31, 2007, the case was removed to the U.S. District Court for the Middle District of Florida. The Company joined in the removal. On March 28, 2008, the plaintiffs filed an amended complaint. The amended complaint added Whitney Information Network, Inc., and Wealth Intelligence Academy, Inc., as defendants. On January 20, 2009, the Company along with John Kane and the Company's subsidiaries Whitney Education Group, Inc., and Wealth Intelligence Academy, Inc., filed an answer and affirmative defenses to the Acciard lawsuit. We will vigorously defend against the claims made in this lawsuit.

        On August 23, 2007, a complaint was received by our subsidiary, Whitney Education Group, Inc. Plaintiffs Sirli Jehe and Kalev Kruuk brought suit against Russell Whitney, John Kane, Whitney Education Group, Inc. et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Unfair and Deceptive Trade Practices Act based on an alleged scheme to induce real estate investors to purchase real property at inflated prices. Numerous motions to dismiss are currently pending. The plaintiffs seek a refund of the price of the lots sold to them, monetary damages in excess of $100,000, unspecified punitive damages, costs, attorney's fees, and unspecified equitable relief. We will vigorously defend against the claims made in this lawsuit.

        On September 21, 2007, a complaint was received by our wholly-owned subsidiary, Whitney Education Group, Inc. The lawsuit is Jeffrey Watson v. Whitney Education Group, Inc., and Russell Whitney in the Circuit Court in and for Lee County, Florida and alleges that Whitney Education Group, Inc., and Russell Whitney breached a student contract, violated the Florida Unfair and

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16—Commitments and Contingencies (Continued)

Deceptive Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud by failing to recommend fair and objective vendors in connection with the development and purchase of real estate in an investment program purchased by Plaintiff. Motions to Dismiss Plaintiff's complaint are currently pending. The plaintiff seeks unspecified compensatory damages, unspecified punitive damages, a declaratory judgment determining the rights of the parties, attorney's fees and costs. We will vigorously defend against the claims made in this lawsuit.

        On November 7, 2007, two complaints were received by our wholly-owned subsidiary, Whitney Education Group, Inc. The case is Huron River Area Credit Union v. James M. Easterly in the Circuit Court in and for Lee County, Florida. In both lawsuits, James M. Easterly filed third party complaints against Russell Whitney, Whitney Information Network, Inc., John Kane, and other third party co-defendants alleging breach of fiduciary duty, constructive fraud, violation of Florida Land Sales Practices Act, violation of Florida's Deceptive and Unfair Trade Practices Act, civil conspiracy to defraud, and Florida RICO conspiracy through an alleged scheme to entice persons to invest in real estate at inflated prices through real estate education courses offered by the Company. In each third party complaint, Easterly alleges losses in excess of $100,000 as a result of the purchase of two properties from Gulfstream Development Group, LLC. Multiple motions to dismiss are pending and await a decision by the court. Easterly seeks unspecified damages, including a refund of the purchase price of lots sold to him, unspecified interest, taxes paid on the lots, costs, attorney's fees, and unspecified equitable relief. We will vigorously defend against the claims made in this lawsuit.

        On January 9, 2008, the Company entered into an Assurance of Voluntary Compliance ("AVC") with the Office of the Attorney General of the State of Florida to close a previously disclosed investigation. The AVC was entered into without an admission or judicial determination that the Company violated any laws, rules or regulations. The Company agreed in the AVC to make refunds in the additional amount of approximately $450,000 to certain consumers, and also set aside, in an escrow account, $125,000 for refunds for potential claims arising from sales prior to the execution of the AVC. The Company also agreed to make a payment to the Attorney General in the amount of $150,000 in satisfaction of the Attorney General's investigative and attorney's fees. The Company also made a contribution in the amount of $150,000 to the "Seniors vs. Crime, Inc." project for educational, investigative and crime prevention programs for the benefit of senior citizens and the community as a whole, in connection with the delivery of the AVC.

        On January 23, 2008, the Company filed a foreclosure lawsuit against Tranquility Bay of Southwest Florida, LLC, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC—parties to the mortgage and/or security agreement. Tranquility Bay of Southwest Florida, LLC ("Tranquility Bay"), defaulted on its mortgage payment of $4.5 million to Whitney Information Network, Inc. that was due on or before December 31, 2007. The lawsuit was filed in the Circuit Court in and for Lee County, Florida. The lawsuit seeks a judgment of foreclosure on the mortgage instrument. In the alternative, we seek a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the resulting real property. Additionally, we seek damages from Anthony Scott Dunlap due to a personal guarantee that Mr. Dunlap made in relation to the mortgage and promissory note. A jury trial is scheduled in the case for May 5, 2009 through May 7, 2009.

        The Company and one of its former directors, Russell A. Whitney ("Whitney") and WIN CR II Trust ("Trust'), a Company affiliate, are engaged in a series of legal actions with M. Barry Strudwick

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16—Commitments and Contingencies (Continued)

("Strudwick") and Susan Weiss ("Weiss"), and others relating to Monterey del Mar, S. A. ("MDMSA"), a Panamanian Company.

        In December 2006, the Company filed suit in the United States District Court for the Eastern District of New York against Weiss for defamation. Weiss has filed a counterclaim seeking $2.5 million in compensatory damages and punitive damages in an amount exceeding $7.5 million. We will vigorously defend against the claims made in this lawsuit.

        On January 26, 2007, the Company and WIN CR II Trust (the "Trust"), an affiliate of the Company, filed an action against Strudwick, Weiss, and others which is now pending in the United States District Court for the Middle District of Florida. The Company seeks declaratory and monetary relief for conspiracy, conversion, tortious interference, malpractice, and other causes of action.

        On January 31, 2008, Strudwick and Weiss filed suit against Whitney, and the Company, among others, in Maryland state court for defamation, injurious falsehood, abuse of process, tortious interference with prospective business advantage, and invasion of privacy. The case has been removed to the United States District Court for the District of Maryland. The claims relate to alleged acts and statements surrounding the alleged attempt by Strudwick to develop and sell real property in Costa Rica and Weiss' attempt to seize control of MDMSA. Plaintiffs seek compensatory damages of $18 million and punitive damages of $50 million. The Company and Whitney have each answered the complaint. On October 27, 2008, M. Barry Strudwick and Susan Weiss filed a First Amendment Complaint, adding an additional defendant, the Company's former counsel, Rothstein Rosenfeldt Adler, P.A., and Scott Rothstein. On January 5, 2009, the lawsuit was removed to the U.S. District Court for the District of Maryland. The Company joined in the removal to federal court. The Company awaits a ruling on its motion to abstain the case due to the overlap of facts and issues with the Weiss action currently pending in the U.S. District Court for the Middle District of Florida. We will vigorously defend against the claims made in this lawsuit.

        On March 31, 2008, the Company received a letter from the Office of the Attorney General of Alaska requesting information and documents regarding the Company's promotional and course materials and seminar activities in Alaska. The Company has provided information and documentation in response to this request.

        On July 8, 2008, the Company received a letter from the South Dakota Department of Revenue and Regulation requesting certain information and documents with respect to the issue of whether or not the Company was selling business opportunities as defined by South Dakota statute. The Company has provided information and documentation in response to this request.

        On July 9, 2008, the Company entered into an Assurance of Voluntary Compliance (the "North Dakota AVC") with the Office of the Attorney General of the State of North Dakota. The North Dakota AVC was entered into without an admission or judicial determination that the Company violated any laws, rules or regulations. Pursuant to the North Dakota AVC, the Company agreed to comply with North Dakota's Transient Merchant statute, including the posting of a $50,000 bond, when required to do so by North Dakota law. The Company also agreed to offer refunds to North Dakota consumers who entered into contracts while the Company did not have a North Dakota Transient Merchant's license. Finally, the Company agreed to make a payment of $10,000 to the Office of the Attorney General of North Dakota. No civil penalties were imposed on the Company under the AVC.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16—Commitments and Contingencies (Continued)

        During October 2008, Mr. Whitney, our former Chairman and Chief Executive Officer, asserted a claim against the Company for $1.1 million in funds allegedly owed to him principally for a 2007 annual bonus, speaking fees and other reimbursements. We believe that the claim is without merit and will vigorously defend against the claims made.

        On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against the Company in Lee County Court for $1.4 million for funds allegedly owed to him due to the improper termination of his employment agreement. The lawsuit is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

        On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act. The subpoena seeks information about consumer-investors that attended Whitney Information Network, Inc.'s Millionaire University ("MU") and invested in Florida homes built by Gulfstream Development Group, LLC, Gulfstream Realty and Gulfstream Realty and Development, LLC, since August 1, 2004. Further, the subpoena seeks information that identifies those MU students along with documents and records describing the Company's earnings derived from Gulfstream Development Group, LLC and Gulfstream Realty and Development, LLC. On January 15, 2009, the Company produced documents responsive to the subpoena.

        The Company is involved from time to time in routine legal matters incidental to our business. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 17—Subsequent Events

        In January of 2009, we learned of a certain verified complaint filed by Learning Annex Holdings, LLC and Learning Annex, LLC in the Supreme Court of the State of New York, County of New York. We have not been served yet with the summons or the verified complaint. The verified complaint alleges, amongst others, misappropriation of business opportunity, breach of fiduciary duty, breach of covenant to negotiate in good faith, constructive trust, breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, equitable estoppel, unjust enrichment, quantum meruit, and fraud. The Company believes the allegations in this complaint are without merit and intends on vigorously defending itself if litigation is commenced.

        On January 5, 2009, the First Amended Complaint filed by M. Barry Strudwick and Susan Weiss was removed to the U.S. District Court for the District of Maryland. The Company joined in the removal to federal court. The Company awaits a ruling on its motion to abstain the case due to the overlap of facts and issues with the Weiss action currently pending in the U.S. District Court for the Middle District of Florida. We will vigorously defend against the claims made in this lawsuit.

        On January 15, 2009, an order setting the trial date was issued in the Company's foreclosure lawsuit against Tranquility Bay of Southwest Florida, LLC and others. A jury trial is scheduled in the case for May 5, 2009 through May 7, 2009.

        On January 15, 2009, the Company produced documents responsive to the investigative subpoena issued by the Office of Attorney General of the State of Florida.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17—Subsequent Events (Continued)

        On January 20, 2009, the Company sold the corporate aircraft, a Cessna Citation VII to an unrelated third party for $3.8 million in cash less commissions of $0.1 million.

        On January 20, 2009, the Company, along with John Kane and the Company's subsidiaries, Whitney Education Group, Inc. and Wealth Intelligence Academy, Inc., filed an answer and affirmative defenses to the complaint by Glenn Acciard. The case is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

        On January 30, 2009, the Company filed a motion to dismiss the consolidated amended class action complaint by Arnold Friedman individually and on behalf of all others similarly situated. We await a ruling by the court as to our motion to dismiss. We will vigorously defend against the claims made in this lawsuit.

        On March 17, 2009 we were notified by the Internal Revenue Service ("IRS") that our Company's federal tax returns for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 are under examination.

        On March 25, 2009, we issued a press release to announce a strategic alliance with personal finance experts, Ken and Daria Dolan, to provide training and services designed to help the average person secure their financial future.

        On March 27, 2009, we issued a press release to announce a strategic alliance with media celebrity and motivational speaker Montel Williams to provide training designed to help people enhance their well-being—financially, physically, emotionally and spiritually.

        On March 27, 2009, RDE received a notice of default from Rich Global, LLC under the License Agreement between Rich Global and RDE dated July 18, 2006 ("RD License Agreement"), alleging, among other items, that RDE has failed to make certain payments required under the RD License Agreement and related agreements, and demanding that RDE and the Company cure the alleged events of default within 30 days. The nominal aggregate amount of the items claimed in the notice appears to be $8.0 - $10.0 million. The Company believes that each item of a material nature is either without merit or has already been appropriately resolved or provided for. The Company expects the claims to be resolved pursuant to the dispute resolution procedures of the RD License Agreement, and believes that the resolution of the claims will not have a material adverse impact on its results of operations or financial condition.

        On March 30, 2009, Russell A. Whitney resigned his position as a director of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Whitney Information Network, Inc. and Subsidiaries
Cape Coral, Florida

        We have audited the accompanying Consolidated Balance Sheets of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders' Deficit and Cash Flows for each of the years in the two year period ended December 31, 2008. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Whitney Information Network, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC Ehrhardt Keefe Steiner & Hottman PC
March 31, 2009 Denver, Colorado

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A (T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our CEO and CFO determined that as of December 31, 2008, our internal controls over financial reporting, albeit improved, were not effective.

        As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, material weaknesses and significant deficiencies in our internal controls over financial reporting were identified in prior years. Those material weaknesses and significant deficiencies related to a lack of knowledgeable personnel in accounting and financial reporting areas, a lack of formalized processes and procedures over key areas in the accounting, tax and reporting functions, and inadequate supervision and review over the financial reporting function.

        During the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of internal controls over financial reporting. Although we were able to hire additional knowledgeable accounting personnel and implement procedures designed to correct the material weaknesses noted above, management continues to evaluate and test the new procedures and therefore we do not believe that the Company's internal control over financial reporting was effective at December 31, 2008. Material weaknesses identified at December 31, 2008 consisted of:

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

  •
  Inadequate testing, flawed use of the CRM system application resulting in:

  •
  Errors in our revenue recognition process resulting in improper determination and assignment of fair value of elements in bundled arrangements, calculation of discounts and application of pricing changes.

  •
  Time-consuming manual processes related to the reconciliation of the CRM system to our Solomon accounting system.

  •
  Untimely communication of changes in the business practices between operations and accounting personnel responsible for financial reporting.

  •
  Inadequate review of the income tax provision calculation and FIN48 analysis.

        Currently, we are actively recruiting for several new positions that have been approved by the Chief Executive Officer in the areas of financial reporting, accounting, tax and financial systems. We will continue to upgrade our personnel and our financial reporting systems to improve our internal controls. In addition, we will continue to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on an ongoing basis, taking corrective action as appropriate.

        Although the above-mentioned steps are beginning to correct the noted deficiencies, we cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. We may be hampered in this regard by our current quality of staffing or our current technology supporting our accounting system. Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, result in misstatements in our Consolidated Financial Statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

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

        This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table and text set forth the names of the executive officers and directors of our Company as of December 31, 2008. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors.

Executive Officers as of December 31, 2008:

Name	Age	Position
Charles M. Peck	63	Chief Executive Officer and Director
Anne M. Donoho	51	Chief Financial Officer

Board of Directors as of December 31, 2008:

Name	Age	Position
Charles M. Peck	63	Chief Executive Officer and Director
Wallace L. Timmeny	71	Director
Steven C. Barre	49	Director
Frederick A. Cardin	62	Director
Murray A. Indick	49	Director
Russell A. Whitney	53	Director

Executive Officers and Directors as of December 31, 2008:

        Charles M. Peck, Chief Executive Officer and Director.    Mr. Peck was appointed to serve as Chief Executive Officer and Director on September 17, 2008. Mr. Peck was President and Chief Operating Officer of Innovation Ventures, Inc., a strategy formulation consulting company from January 2008 to September 2008. Mr. Peck served as Senior Vice President, Product Marketing and Development of SchoolNet, Inc., an instructional management system enterprise software and services company, from 2006 to 2007. From 2003 through 2005, Mr. Peck served as President of Allenbrook, a mission critical, enterprise software company serving the insurance market. Mr. Peck also served as Chief Executive Officer of theglobe.com, a publicly traded internet technology company from 2000 through 2002. From 1995 through 2000, Mr. Peck was Senior Vice President of the American Institute of Certified Public Accountants. He has served on the boards of Make-A-Wish and several technology companies.

        Anne M. Donoho, Chief Financial Officer.    Ms. Donoho was appointed to serve as the Company's Chief Financial Officer on April 9, 2008 after serving as the Company's interim Chief Financial Officer since December 4, 2007. Ms. Donoho joined the Company in November 2006 as Vice President, Finance. Prior to joining the Company, she served as an independent financial consultant for 10 years for publicly-held retail and financial services companies. Prior to that, she held various corporate controller, accounting, and financial reporting positions with Broadway Department Stores (1995 - 1996), The Walt Disney Company (1990 - 1994), Restaurant Enterprises Group, Inc. (1986 - 1990), and Denny's Inc. (1983 - 1986). Ms. Donoho is a Certified Public Accountant licensed in California and holds an M.B.A. from the University of Southern California.

        Steven C. Barre, Director.    Mr. Barre was appointed to serve as a director on our Board on February 1, 2008. On June 20, 2008, Mr. Barre was appointed Lead Director. Mr. Barre was the Senior Vice President, General Counsel and Secretary of Jacuzzi Brands, Inc. (a New York Stock Exchange company with annual revenues in excess of $1 billion) from September 2001 until February 2007, when the company was sold to Apollo Management LLC, a private equity firm. Mr. Barre served in various roles as in-house counsel from 1995 to 2001 for Jacuzzi Brands, Inc. (known as U.S. Industries, Inc. from 1995 to 2003) and from 1988 to 1995 for its former parent company, the U.S. arm of Hanson PLC, a Fortune 100 industrial management company. Prior to joining Hanson, Mr. Barre was a corporate attorney with the law firm of Weil, Gotshal & Manges. Mr. Barre graduated from Cornell University in 1981 and Colombia Law School in 1984.

        Frederick A. Cardin, Director.    Dr. Cardin has served as a director since 2003. Since 1996, he has been managing director of Harvard Growth Strategies, a consulting firm which advises clients on business strategies, financing and marketing. From 1974 to 1981, he was a member, and subsequently a partner and a director, of the Cambridge Research Institute, a strategic planning consulting firm in Cambridge, Massachusetts. From 1970 to 1971, he held a faculty appointment in international finance at the Harvard Business School. Dr. Cardin earned his Masters of Business Administration with distinction and his Doctorate in Finance from the Harvard Graduate School of Business Administration. He earned a Bachelor's degree in economics summa cum laude from Tufts University.

        Murray A. Indick, Director.    Mr. Indick has served as a director since November 21, 2007. Mr. Indick co-founded Prides Capital Partners, LLC ("Prides Capital"), an investment firm specializing in strategic block, active ownership investing in the small- and micro-cap arena, in March 2004. Mr. Indick is a managing member of the sole general partner of Prides Capital Fund I, LP, which, as of March 2009, owned approximately 14.7% of the Company's outstanding common stock. Prior to joining Prides Capital, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Mr. Indick earned a B.A. from the University of Pennsylvania and a law degree from the Georgetown University Law Center. Mr. Indick also has served as a director of QC Holdings, Inc., a pay-day loan company, and Ameritrans Capital Corporation, a lender to and investor in small businesses, both public portfolio companies of Prides Capital.

        Wallace L. Timmeny, Director.    Mr. Timmeny was appointed to serve as a director on our Board on February 1, 2008. Mr. Timmeny was a securities attorney in private practice from 1979 to 2007. He was a partner in the Washington, D.C. office of Dechert LLP, until his retirement from the law firm in 2007. Mr. Timmeny is a past chairman of the Executive Council of the Securities Law Committee of the Federal Bar Association. From 1965 to 1979, Mr. Timmeny was an attorney with the SEC and ultimately the Deputy Director of its Division of Enforcement. Mr. Timmeny has served as an adjunct professor at American University School of Law, George Mason University School of Law and Georgetown University School of Law. Mr. Timmeny serves on the board of directors for Friedman, Billings, Ramsey Group, Inc. (FBR) and Waste Services, Inc. (WSII).

        Russell A. Whitney, Director.    Mr. Whitney founded our Company and served as the Chief Executive Officer from 1987 through December 31, 2007. He is also an active real estate investor for his own account and has written and published several books on wealth building topics. Mr. Whitney resigned from his position as our Chief Executive Officer effective as of December 31, 2007. He continued as Chairman of the Board of Directors until the Board of Directors eliminated that position on June 20, 2008. He resigned as a director on the Board of Directors on March 30, 2009.

Family Relationships

        There are no family relationships between any of our directors or executive officers.

Audit Committee

        The Audit Committee, with the appointment of two new directors on February 1, 2008, now consists of three independent directors. The current members of the Audit Committee are Mr. Cardin, who serves as Chairman, and Mssrs. Timmeny and Barre. The Audit Committee, which held 28 meetings during 2008, acts on behalf of the Board to oversee all material aspects of the Company's reporting, control and audit functions. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to stockholders and on Company processes for compliance with significant applicable legal, ethical and regulatory requirements. The Chairman of the Audit Committee is Mr. Cardin. The Board of Directors has determined that each of the directors is "independent" as defined by NASDAQ Rule 4200 and that Mr. Cardin further qualifies as an "audit committee financial expert" as such term is defined in the applicable rules of the Exchange Act. The Audit Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www. wincorporate.com on the "Investor Relations" page under "Corporate Governance."

Compensation Committee

        As of December 31, 2008, the Compensation Committee consists of Mr. Indick who serves as Chairman, and Messrs. Barre and Timmeny. The Compensation Committee, which held 8 meetings during 2008, oversees the Company's executive compensation plans and programs and reviews and recommends changes to these plans and programs, monitors the performance of the Chief Executive Officer and other senior executives officers in light of corporate goals set by the Committee, reviews and approves the compensation of the Chief Executive Officer and other senior executive officers and reviews management succession planning. The Board of Directors has determined that each of the directors is "independent" as defined by NASDAQ Rule 4200. The Compensation Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www.wincorporate.com on the "Investor Relations" page under "Corporate Governance."

Nominating and Corporate Governance Committee

        As of December 31, 2008, the Nominating and Corporate Governance Committee consists of Mr. Timmeny who serves as Chairman, and Messrs. Cardin and Indick. The Nominating and Corporate Governance Committee, which held 5 meetings during 2008, develops and recommends to the Board a set of corporate governance principles applicable to the Company, identifies qualified individuals to become members of the Board, selects, or recommends that the Board select, the director nominees for the next Annual Meeting of stockholders, receives comments from all directors and reports annually to the Board with assessment of the Board's performance and prepares and supervises the Board's annual review of director independence.

        The Board of Directors has determined that each of the directors is "independent" as defined by NASDAQ Rule 4200. The Nominating and Corporate Governance Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www.wincorporate.com on the "Investor Relations" page under "Corporate Governance."

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

        In addition to the Code of Conduct, our directors, executive officers, and senior financial officers of our Company are also subject to the Code of Business Conduct and Ethics and are expected to adhere to the principles and procedures set forth. Both the Code of Conduct and the Code of Business

Conduct and Ethics are available on the Company's corporate website, at http://www.wincorporate.com on the "Investor Relations" page under "Corporate Governance."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish the Company with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that during the year ended December 31, 2008, its officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a). On May 22, 2008, Russell Whitney filed amendments to (a) his first Form 3 filing made on November 15, 1999 to correct the number of securities beneficially owned by him and the date of the event requiring the original Form 3 filing, (b) seven Form 4 filings filed between December 13, 2005 and December 29, 2006 to correct a calculation error under-reporting by 5,000 shares the amount of the Company's common stock beneficially owned by him and (c) a Form 5 filing made on January 3, 2007 to correct the same calculation error relating to the under-reporting by 5,000 shares the amount of the Company's common stock beneficially owned by him.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officers, principal financial officer and certain other executive officers during 2008. These individuals are listed in the "Summary Compensation Table" below and are referred to as the "Named Executive Officers."

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

        Our Compensation Committee intends to meet with our Chief Executive Officer at least annually to review the performance of the other Named Executive Officers, receive the recommendations of the Chief Executive Officer on the Named Executive Officers compensation and approve their annual compensation packages. This meeting is intended to include a review by the Chief Executive Officer of the performance of each Named Executive Officer who reports directly to our Chief Executive Officer.

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

        Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) an annual incentive program; and (3) grants of stock options or restricted stock.

        In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance of individual executives and the entire senior management team. Base salaries, perquisites, personal benefits, severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives. Our long-term equity incentives are primarily intended to align executive officers' long-term interests with stockholders' long-term interests. Annual bonuses and equity grants are the elements of our executive compensation program designed to reward performance and thus the creation of stockholder value.

        We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that achieves our compensation objectives. In determining our current executive compensation program and the amounts of compensation for each component of our program, the Compensation Committee evaluates the current executive compensation data for companies in our industry and in our peer group . The Compensation Committee believes that our current executive compensation program is appropriate based on the challenges faced by our Company and the evaluation of the compensation paid by companies in our industry and in our peer group.

        Our Named Executive Officers in fiscal 2008 were Charles M. Peck, our Chief Executive Officer, and Anne M. Donoho, our Chief Financial Officer. John Kane served as our President and Chief Operating Officer during 2008 until his resignation from the Company on October 17, 2008. We sometimes refer to these individuals as the "Named Executive Officers."

Overview of Executive Compensation Program

        The following discussion and analysis describes the Company's compensation objectives and policies as applied to the Named Executive Officers appearing in the Summary Compensation Table. This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Named Executive Officer during 2008.

Setting Executive Compensation

        In furtherance of the philosophy and objectives described above, in setting compensation for our Named Executive Officers, our Compensation Committee considered data which was obtained from the consulting firm of Pearl Meyer, in addition to other factors, to assess competitive pay levels and establish compensation targets for base salary, annual incentives and long-term incentives. The data from this consulting firm's surveys reflect compensation practices of education industry companies with annual revenue and free cash flow, which is similar in size to the Company, for executives with responsibilities cutting across the entire enterprise ("survey data"). Mercer Human Resources Consulting provided a comprehensive review for the Compensation Committee using data from its own survey database for a select group of companies in the education industry. The Compensation Committee believes that targeting compensation in this manner appropriately reflects the labor market for Company executives.

Base Salary

        We provide Named Executive Officers and other employees with base salary to compensate them for services rendered during the fiscal year. Our Compensation Committee reviews each Named Executive Officer's salary and performance annually. Market data from the survey group is used to determine base salary ranges for Named Executive Officers based on the position and responsibility. A Named Executive Officer's actual salary relative to this competitive salary range varies based on the level of his or her responsibility, experience, individual performance and internal equity considerations. Specific salary increases take into account these factors and the current market for management talent. Salary increases are reviewed by the Compensation Committee each year.

        The compensation for our Chief Executive Officer is set forth and separately discussed below.

Annual Incentive Compensation

        We implemented an Executive Incentive Plan (the "Bonus Plan") for our executive officers and other participating employees in 2008. The Bonus Plan, administered by the Compensation Committee, provides that the Compensation Committee will determine the total amount of performance incentive bonuses to be paid to participants under the Bonus Plan. Bonuses are based upon specific measures of our financial performance and achievement of each participant's agreed upon annual goals.

        Specifically, the 2008 Bonus Plan provided for target bonuses as a percent of each participant's yearly salary in the following categories:

    President—100%
    Senior Named Executive Officers—75%
    Vice Presidents—30% to 50%, as specified
    Lower level executives may participate in the plan as designated

        Payouts under the plan are subject to the approval of the Compensation Committee following the finalization of the Company's financial results for 2008 and are based on the following three metrics, each of which relate to 33.33% of the participant's target bonus: (i) Overall Adjusted EBITDA, (ii) increase in Adjusted EBITDA and (iii) achievement of the participant's individual goals.

        Overall Adjusted EBITDA at the level specified in the Company's 2008 Annual Operating Plan, ("AOP") defined as the Preliminary AOP presented to the Compensation Committee on March 19, 2008, with such changes as may be approved by the Board of Directors and ratified by the Compensation Committee in respect of the Plan.

  •
  Increase in Adjusted EBITDA for the Company's wholly-owned businesses by the level specified in the AOP.

  •
  Achievement of the participant's individual goals, as specified in conjunction with the participant's salary review.

        Payouts were calculated as follows in respect of each metric:

  •
  Entry level—performance at 90% of the metric must be met for 75% of target bonus (equating to acceptable performance in the case of individual goals)

  •
  Target level—performance at 100% of the metric must be met for 100% of target bonus (equating to superior performance in the case of individual goals)

  •
  Maximum level—performance at or above 120% of the metric must be met for 150% of target bonus (equating to outstanding performance in the case of individual goals)

        Payouts were interpolated for performance between the entry, target and maximum levels and were subject to final approval of the Compensation Committee. The Compensation Committee, in its sole and absolute discretion, may determine the amount of each participant's actual incentive bonus earned under the Bonus Plan.

        For participants in the Bonus Plan, the Board of Directors of the Company determined that no bonuses would be paid in 2008.

        Mr. Peck joined the Company on September 17, 2008 and was paid an incentive bonus equal to 100% of his base salary which was a condition on him still being employed by the Company as of December 31, 2008.

        The chart below provides the 2008 annual salary and bonus for each Named Executive Officers as of December 31, 2008:

Name and Title of Executive	Base salary at December 31, 2008	2008 annual incentive award
Charles M. Peck, Chief Executive Officer(1)	$380,000	$101,821
Anne M. Donoho, Chief Financial Officer	$260,000	—

    (1)
    Mr. Peck was appointed as the Company's Chief Executive Officer on September 17, 2008.

Long-term incentive compensation

        The principal purpose of our long-term incentive compensation is to motivate our executives to help us achieve our long-range performance goals that will enhance our value and, as a result, enhance the price of our stock and our shareholders' returns on their investments.

        We have provided long-term incentive compensation primarily through our 1998 Stock Option Plan which expired on August 31, 2008. Until its expiration, the Compensation Committee awarded stock option grants under the Plan on a discretionary basis. The exercise price was set at the closing price of our common stock on the date of grant. These stock options have ten year contractual terms and vest 25% upon grant and the remaining 75% vest ratably over the next three years. In 2008, the Compensation Committee granted two stock option awards to two new members of the Board of Directors. No stock options were granted to executives.

        On September 17, 2008, Mr. Peck was granted 600,000 restricted performance shares of the Company's common stock, subject to Board of Directors and shareholder approval of the Whitney Information Network, Inc. 2008 Long-Term Incentive Plan. The grant consists of six tranches of 100,000 shares each, which vest in four years if the following stock prices are obtained $2, $4, $6, $8, $10 and $12 per share (subject to early vesting in certain specified instances.) As these performance shares are subject to Board of Directors and shareholder approval of the Whitney Information Network, Inc. 2008 Long-Term Incentive Plan, no compensation expense has been recognized related to these shares.

        The Compensation Committee intends to recommend to the Board of Directors and shareholders a Long-Term Incentive Plan for other Named Executive Officers and employees. The terms of such plan have not been finalized.

Deferred compensation plans

        The Company does not have a deferred compensation plan.

Retirement benefits

        The Company has historically provided matching contributions to a 401(k) Plan. On October 10, 2008, the Company suspended its matching contribution until further notice.

Medical, dental, life insurance and disability coverage

        We provide benefits such as medical, dental, life insurance and disability coverage to each Named Executive Officer in benefit plans which are also provided to all eligible U.S. based salaried employees. Eligible employees, including the Named Executive Officers, can purchase additional life, dependent life and accidental death and dismemberment coverage as part of their employee benefits package. The value of these benefits is not included in the Summary Compensation Table since they are made available on a companywide basis to all U.S. based salaried employees.

Perquisites

        The value of the perquisites are included in the Summary Compensation Table in the column headed "All Other Compensation."

Use of corporate aircraft

        In previous years, the corporate aircraft was available to executive officers for personal use. Beginning on March 16, 2007, executive officers were required to reimburse the Company for personal use of the corporate aircraft at the incremental variable cost associated with each trip which is calculated as a portion of the aircraft fuel, hanger cost, flight crew, travel fees, landing fees and catering costs. Fixed costs which do not change, based on usage, such as pilot salaries and the costs of maintenance not related to trips are excluded. Mr. Whitney, our former Chief Executive Officer, was the only officer to use the aircraft for personal travel. As of December 31, 2008, Mr. Whitney had an outstanding balance of $45,000 for the use of the corporate aircraft.

        The aircraft was sold in January 2009.

Other perquisites

        For the Named Executive Officer members below the Chief Executive Officer, we do not provide any material perquisites.

Compensation of our Chief Executive Officer

        Our Compensation Committee engaged Pearl Meyer & Partners, LLC, compensation consultants, to develop the compensation package for our new Chief Executive Officer, Charles M. Peck, who was appointed on September 17, 2008. This compensation package was designed to reward the CEO for achievement of corporate objectives and provide incentives for outstanding performance while remaining fair to the Company's stockholders.

        Mr. Peck's compensation includes an annual base salary of $380,000 and an incentive bonus with a target of 100% of his annual base salary based on the achievement of the Company and individual performance goals to be established by the Compensation Committee. Mr. Peck was also granted 600,000 restricted performance shares of the Company's Common Stock, subject to Board of Directors and shareholder approval of the 2008 Long-Term Incentive Plan. The grant consists of six tranches of 100,000 shares each, which vest in four years if respective price criteria of $2, $4, $6, $8, $10 and $12 per share are satisfied (subject to early vesting in certain specified instances.)

Family Members Receiving Compensation from the Company

        Ingrid Whitney, Thea Whitney and Russell W. Whitney are the former wife, daughter and son, respectively, of Russell A. Whitney, our former Chairman and Chief Executive Officer. No family members are currently an employee of or an independent contractor to the Company. Ingrid and Thea Whitney were employees of the Company since its inception whose total compensation in 2008, calculated in a manner consistent with the Total column of the Summary Compensation Table, was approximately $95,769 and $168,913 respectively. Russell W. Whitney worked as an independent contractor and as an instructor for free preview workshops of our Company and he received total compensation of $125,440 in 2008. We believe the pay of these individuals to be generally consistent with that of our other employees at similar levels and independent contractors whose pay is primarily sales commission-based.

        Ingrid Whitney resigned her position on November 29, 2007 and entered into a Severance Agreement with the Company on December 7, 2007. She received severance equal to her base salary which was paid over the twelve month period ended November 29, 2008.

        Compensation for the above listed family members for the years 2007 and 2008 is detailed in the following chart:

	Income Type	2007	2008
Ingrid Whitney(a)	W-2	$98,951	$95,769
Thea Whitney(b)	W-2	$135,138	$168,913
Russell W. Whitney(c)	1099	$167,135	$125,440

    (a)
    On November 29, 2007, Ingrid Whitney resigned from the Company.

    (b)
    On January 9, 2009, Thea Whitney resigned from the Company and severance pay, if any, has not been finalized.

    (c)
    On November 24, 2008, Russell W. Whitney resigned from the Company and did not receive severance pay. On March 30, 2009, Mr. Whitney resigned from the Board of Directors.

Deductibility of Executive Compensation

        Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code under Section 162(m) that limits the tax deduction for compensation in excess of $1.0 million paid to certain executive officers. However, performance-based compensation can be excluded from the limit so long as it meets certain requirements. To qualify as "performance-based" under Section 162(m), compensation payments must be determined pursuant to a plan, by a committee of at least two "outside" directors (as defined in the regulations promulgated under the Code) and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by stockholders and the outside directors or the Compensation Committee, as applicable, must certify that the performance goals were achieved before payments can be awarded. The Compensation Committee believes that the stock option grants previously awarded by the Company qualify as performance-based compensation and satisfy the requirements for exemption under the Internal Revenue Code Section 162(m).

        For 2008, the annual salary paid to our Named Executive Officers did not exceed $1.0 million. Stock options granted under the terms of long-term incentives are exempt as performance-based compensation for purposes of calculating the $1.0 million limit. To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

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

EXECUTIVE COMPENSATION

        The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executives during 2008.

Summary Compensation
For the year ended December 31, 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Restricted Performance Awards(b)	Option Awards ($)(c)	All Other Compensation ($)(d)	Total
Charles M. Peck(e)	2008	$101,821	$101,821	—	—	10,192	$213,834
Chief Executive Officer, Director
John F. Kane(f)	2008	$289,423	—	—	108,000	120,461	517,884
President and Chief Operating	2007	$298,176	$230,000	—	109,511	4,203	641,890
Officer; Director
Anne M. Donoho	2008	$260,000	—	—	18,250	1,200	279,450
Chief Financial Officer	2007	$175,000	$200,000	—	18,250	12,000	405,250

(a)
No bonus awards were granted to participants in the 2008 Bonus Plan considering the financial performance of the Company. Mr. Peck was paid a 2008 bonus in accordance with his employment agreement of September 17, 2008.

(b)
Mr. Peck was granted 600,000 restricted performance shares on September 17, 2008. This grant is subject to Board of Directors and shareholder approval of the Whitney Information Network, Inc. 2008 Long-Term Incentive Plan and therefore, no compensation expense has been recognized related to these shares in 2008.

(c)
Stock option awards represent option grants for which we recorded a 2008 and 2007 compensation expense. Under the required SFAS No. 123R methodology, the compensation expense reflected in the table above is for grants made in 2008 and prior years which continue to be expensed.

(d)
See table "All Other Compensation" for details of the amounts paid.

(e)
Mr. Peck was appointed to the position of Chief Executive Officer on September 17, 2008.

(f)
Mr. Kane resigned his position as President, Chief Operating Officer, and Director on October 17, 2008. Pursuant to the Separation Agreement, the Company paid Mr. Kane a severance benefit of an amount equal to three months of his base rate of pay. In addition, upon termination, Mr. Kane was compensated for his accrued unused vacation time.

All Other Compensation
Year ended December 31, 2008

Name and Principal Position	Year	Executive relocation	Company contributions to 401(k) Plan	Severance payments / accruals	Other benefits	Total
Charles M. Peck(a)	2008	$5,192	$—	$—	$5,000	$10,192
Chief Executive Officer
John F. Kane(b)	2008	—	4,456	87,500	28,505	120,461
President and Chief Operating Officer	2007	—	4,203	—	—	4,203
Anne M. Donoho	2008	—	1,200	—	—	1,200
Chief Financial Officer	2007	12,000	—	—	—	12,000

(a)
Mr. Peck was appointed to the position of Chief Executive Officer on September 17, 2008. Other benefits paid to Mr. Peck include a $5,000 sign-on bonus.

(b)
Mr. Kane resigned from the Company on October 17, 2008. Pursuant to the Separation Agreement, the Company paid Mr. Kane a severance benefit of an amount equal to three months of his base rate of pay. In addition, upon termination, Mr. Kane was compensated for his accrued unused vacation time which is reflected in "Other benefits" in the chart above.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Year ended December 31, 2008

Name	Option grant date	Number of securities underlying unexercised options Exercisable	Option awards Number of securities underlying unexercised options Unexercisable	Option exercise price	Option expiration date
John F. Kane(a)	12/13/2005	100,000	—	$6.75	12/13/2015
	01/28/2004	25,000	—	$4.50	01/28/2014
Anne M. Donoho	12/05/2007	25,000	25,000	$2.30	12/05/2017
Charles M. Peck(b)	—	—	—	$—	—

(a)
Mr. Kane resigned on October 17, 2008 and his options were forfeited on January 15, 2009.

(b)
Mr. Peck was granted 600,000 restricted performance shares on September 17, 2008. The grant is subject to approval of the Whitney Information Network, Inc. 2008 Long Term Incentive Plan by the Company's Board of Directors and shareholders. Therefore, we have not listed the grant of these shares as stock awards that are issued and outstanding as of December 31, 2008.

Employment and Separation Agreements for Named Officers:

Charles M. Peck

        Mr. Peck was appointed as the Company's Chief Executive Officer and a member of the Board of Directors effective September 17, 2008. The Company entered into a four year employment agreement under which Mr. Peck will receive an annual base salary of not less than $380,000 (prorated for the 2008 calendar year) and a one-time "sign-on" bonus of $5,000. For the 2008 calendar year, Mr. Peck received an incentive bonus equal to 100% of the base salary paid to him during the year. Beginning January 1, 2009, Mr. Peck will be eligible to receive an incentive bonus with a target of 100% of his annual base salary based on the achievement of the Company and individual performance goals to be established by the Compensation Committee. Mr. Peck was also granted 600,000 restricted performance shares of the Company's common stock, subject to Board of Directors and shareholder approval of the Whitney Information Network, Inc. 2008 Long-Term Incentive Plan. The grant consists of six tranches of 100,000 shares each, which vest in four years if respective price criteria of $2, $4, $6, $8, $10 and $12 per share are satisfied (subject to early vesting in certain specified instances.)

        If the Company terminates Mr. Peck's employment without cause or he terminates with good reason, subject to Mr. Peck's execution of the Company's standard waiver and release, the Company shall pay Mr. Peck any bonus owed pursuant to his employment agreement and an amount equal to twelve months of his base salary in effect as of the termination date. In connection with his employment agreement, Mr. Peck is also is subject to the Company's standard non-disclosure and non-competition agreement which restricts Mr. Peck from directly or indirectly competing with us for a period of one year after the termination of his employment for any reason.

John F. Kane

        Mr. Kane resigned his position as President, Chief Operating Officer, and member of our Board of Directors on October 17, 2008. In connection with his resignation, the Company and Mr. Kane entered into a Separation Agreement dated October 17, 2008 (the "Separation Agreement"). Pursuant to Mr. Kane's employment agreement dated June 30, 2003, Mr. Kane's resignation was deemed a "Voluntary Termination."

        Pursuant to the Separation Agreement, the Company provided Mr. Kane a severance benefit in an amount equal to three months of his current base rate of pay. In addition, he received the remaining unpaid balance of the $230,000 performance bonus that the Board of Directors of the Company conditionally authorized on May 23, 2008 as described in the Company's Current Report on Form 8-K dated May 23, 2008. Mr. Kane is restricted from directly or indirectly competing with us until July 18, 2009.

Anne M. Donoho

        On December 5, 2007, the Company promoted Ms. Donoho to the position of interim Chief Financial Officer and at that time, agreed to compensate her with an annual salary of $250,000. In April 2008, the Company appointed Ms. Donoho to Chief Financial Officer and increased her salary to $260,000. Ms. Donoho is eligible for an incentive bonus to be determined by the Compensation Committee of the Board of Directors, as well as health insurance and other benefits generally awarded to executive officers of the Company. She was also awarded, in December 2007, options to purchase 50,000 shares of common stock at a price of $2.30 per share (the most recent reported sale price of the common stock on December 4, 2007). On December 16, 2008, the Company and Ms. Donoho entered into a written agreement that provides her with severance compensation if she is terminated prior to December 4, 2010 without cause or in connection with a change in control.

Separation Agreement for former Named Executive Officer

Russell A. Whitney

        Effective December 31, 2007, Russell A. Whitney resigned as Chief Executive Officer of the Company. On March 30, 2009, Mr. Whitney resigned from the Board of Directors of the Company.

        The Company and Whitney Education Group, Inc., a wholly-owned subsidiary of the Company, entered into an agreement with Mr. Whitney dated January 7, 2008 (the "Agreement"). The Agreement confirmed that Mr. Whitney informed the Company of his resignation as Chief Executive Officer, and of the termination of the Employment Agreement, both effective as of December 31, 2007. The Board of Directors accepted the resignation and determined that for purposes of the Employment Agreement the resignation would be treated as a "Termination Other Than For Cause" under Section 2.4 of the Employment Agreement. The parties agreed that Whitney Information Network, Inc. would pay severance compensation in the amount of $1,950,000 in twelve equal monthly installments of $162,500, less applicable taxes and withholdings ("Severance Compensation"). The severance compensation was paid in full in 2008.

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

        Pursuant to the Agreement, the Company agreed that it will indemnify and hold Mr. Whitney harmless to the fullest extent permitted by applicable law under Section 7.10 of the Employment Agreement and under Article VI of the Bylaws of Whitney Information Network, Inc. Without limiting the foregoing, Mr. Whitney shall be entitled to the advancement of his fees and expenses of legal counsel incurred in connection with any legal proceedings arising out of or relating to his services as an officer, director or employee of the Company. Mr. Whitney's acceptance of the Agreement constituted his undertaking to repay any sums advanced in the event so ordered by a court of competent jurisdiction.

Potential payments upon termination or change in control

        As described above, we had written employment agreements with Charles M. Peck and John F. Kane during 2008 and a written severance agreement with Anne M. Donoho. The agreements, as previously filed, provide for payments of certain benefits, as described in the tables below, upon the termination of the employee. The employee's rights upon termination of his or her employment depend upon the circumstance of the termination.

        These executives have also signed the Company's standard confidentiality and non-competition agreement that applies for certain time periods following the employee's termination of employment for any reason. The non-competition time periods after termination of employment are as follows: Charles M. Peck—1 year, John F. Kane—6 months and Anne M. Donoho—2 years. The agreements specify payment to the employees upon each of the following situations:

  •
  death or disability of the employee;

  •
  termination by us for cause;

  •
  termination by us without cause; and

  •
  termination following a change of control

        The table below illustrates the potential payouts to each Named Executive Officer employed by the Company in an officer capacity as of December 31, 2008, under each of the various separation situations. Mr. Kane terminated his employment with the Company on October 17, 2008 and is not included in this table. The table assumes that the terminations took place on December 31, 2008.

	Termination with Cause	Death	Disability	Term without Cause	Termination after Change in Control
Charles M. Peck	—	—	—	$380,000	$380,000
Anne M. Donoho	—	—	—	$260,000	$260,000

DIRECTOR COMPENSATION

        We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board.

        Our employee directors do not receive any additional compensation for serving on the Board. During fiscal 2008, our employee directors serving on the Board were Charles M. Peck (who joined the Board on September 17, 2008) and John F. Kane (through October 17, 2008).

        In 2008, each non-employee director received a $10,000 quarterly retainer. In addition, our non-employee directors receive $1,000 for each in-person meeting and $500 for each telephonic meeting of the Board or any standing committee of the Board. Our Lead Director, Steven C. Barre, receives an additional $6,000 per quarter, our Chairman of the Audit Committee, Frederick A. Cardin, receives an additional $ 2,500 per quarter and our Chairman of the Compensation Committee, Murray A. Indick, receives an additional $1,250 per quarter. The independent directors determined that Russell A. Whitney qualified as a non-employee director during 2008, even though he was receiving substantial severance benefits and consulting fees followed by Board fees during the year. Expenses incurred by our non-employee directors in attending Board meetings are reimbursed.

        In addition to receiving a quarterly retainer, directors have been generally eligible to receive sign-on and annual options. In 2008, option awards were granted to two directors who joined the Board during the year, Mssrs. Barre and Timmeny. Compensation paid to each non-employee director during 2008 is as follows:

Name	Fees earned or paid in cash	Option awards (a)	Other Compensation (b)	Total
Steven C. Barre(c)	$83,583	$8,100	$—	$91,683
Frederick A. Cardin	84,667	19,250	—	103,917
Murray A. Indick	66,000	7,150	—	73,150
Wallace L. Timmeny(c)	71,167	8,100	—	79,267
Russell A. Whitney(d)	30,667	135,000	200,000	365,667

(a)
This column shows the amount we have expensed during 2008 under SFAS No. 123R for outstanding stock option awards and includes compensation cost recognized in the Consolidated Financial Statements with respect to awards granted in 2008 and previous fiscal years. The fair value of the awards has been determined based on the assumptions set forth in our 2008 Form 10-K (Note 10—Stock-Based Compensation Plans) and do not correspond to the actual value that will be recognized by the director.

(b)
Other compensation for Mr. Whitney includes $200,000 of consulting fees paid in 2008.

(c)
Mr. Barre and Mr. Timmeny were appointed to the Board of Directors on February 1, 2008.

(d)
Mr. Whitney resigned as a director on the Board of Directors on March 30, 2009.

        The aggregate number of option awards and respective grant date option exercise price per share outstanding at December 31, 2008 for each non-employee director is reflected in the following chart:

Director	Grant date	Options	Grant date option exercise price per share
Steven C. Barre	February 1, 2008	10,000	$2.50
Frederick A. Cardin	August 8, 2003	5,000	$3.90
	May 6, 2005	15,000	$2.55
	December 13, 2005	5,000	$6.75
	March 15, 2007	10,000	$4.18

		35,000

Murray A. Indick	November 21, 2007	10,000	$2.25
Wallace L. Timmeny	February 1, 2008	10,000	$2.50
Russell A. Whitney	December 13, 2005	125,000	$6.75

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial common stock ownership as of March 10, 2009, by (i) of each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors and Named Executive Officers (who were employed by the Company as of March 10, 2009) and directors and by (iii) all directors and Named Executive Officers (who were employed by the Company as of March 10, 2009) as a group.

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

        Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. The address for each named Executive Officer and director is care of Whitney Information Network, Inc., 1612 East Cape Coral Parkway, Cape Coral, Florida 33904. As of March 10, 2009, we had 11,738,587 shares issued and outstanding. This table is based upon information supplied to us by our Named Executive Officers, directors and principal shareholders and/or contained in reports filed by these persons with the SEC.

Name of Owner	Number of shares(1)	Percent of class
Named Executive Officers and directors
Russell A. Whitney(2)	5,227,300	44.5%
Anne M. Donoho(3)	25,000	*
Frederick A. Cardin(4)	35,000	*
Murray A. Indick(5)	10,000	*
Steven C. Barre(6)	10,000	*
Wallace L. Timmeny(7)	10,000	*
Charles M. Peck	—	*

Executive Officers and directors as a group (seven persons)(8)	5,317,300	45.3

Beneficial owners of more than 5% of the common stock
Prides Capital Fund I, LP(9)	1,731,100	14.7
Kingstown Capital Partners, LLC(10)	883,500	7.5
Kingstown Partners LP(10)	883,500	7.5
Michael Blitzer(10)	1,128,300	9.6
Guy Shanon(10)	1,115,950	9.5
Springhouse Capital, LP(11)	867,800	7.4
Ingrid Whitney(12)	4,951,519	42.2%

    *
    Less than 1%

    (1)
    In accordance with SEC rules, this column includes shares that may be acquired pursuant to stock options and common stock purchase warrants that are or will become exercisable within 60 days of March 31, 2009.

    (2)
    Includes (i) 4,991,850 shares held by International Securities 3, LLC ("IS3") which is beneficially owned by Russell A. Whitney, (ii) 141,700 shares held by Day One, LLC ("Day One"), which is beneficially owned by Mr. Whitney; 125,000 shares underlying vested stock options held by Mr. Whitney. Mr. Whitney has (i) sole voting power and dispositive power over the 141,700 shares held by Day One and the 125,000 shares underlying his vested stock options and (ii) has sole voting power over 4,991,850 shares held by IS3 and the power to dispose of 2,714,675 shares held by IS3 pursuant to the IS3 Management Delegation Agreement and the Settlement Agreement dated December 7, 2007 between Mr. Whitney and Ingrid Whitney, his former wife. This information was obtained from Schedule 13D filed by Russell Whitney with the SEC on April 28, 2008 and from the Company's accounting records with respect to outstanding vested stock options as of March 31, 2009. Per the Settlement Agreement dated December 7, 2007, Russell A. Whitney's exclusive power to vote all of the IS3 shares ends June 7, 2009. Russell A. Whitney resigned as a director on the Board of Directors on March 30, 2009.

    (3)
    Includes 25,000 shares underlying vested stock options.

    (4)
    Includes 35,000 shares underlying vested stock options.

    (5)
    Mr. Indick joined the Board as an Independent Director effective November 21, 2007. Includes 10,000 shares underlying vested stock options as of March 10, 2009. Mr. Indick, an employee of Prides Capital LLC, does not vote the shares owned by Prides Capital

      Fund I, LP and disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest in Prides Capital LLC.

    (6)
    Mr. Barre joined the Board as Independent Directors effective February 1, 2008. Includes 10,000 shares underlying vested stock options as of March 10, 2009.

    (7)
    Mr. Timmeny joined the Board as Independent Directors effective February 1, 2008. Includes 10,000 shares underlying vested stock options as of March 10, 2009.

    (8)
    Includes 215,000 shares underlying vested stock options.

    (9)
    Information obtained from a Schedule 13D filed by Prides Capital Partners LLC with the SEC on November 15, 2007. Murray A. Indick, Kevin A. Richardson, II, Henry J. Lawlor, Jr., Charles E. McCarthy and Christian Puscasiu may be deemed to share voting and dispositive power over these shares. Prides Capital Fund I, LP is located at 200 High Street, Suite 700, Boston, MA 02110

    (10)
    Information obtained from a Schedule 13D filed jointly on December 30, 2008, by Kingstown Capital Partners LLC, Kingstown Partners LP, Michael Blitzer and Guy Shanon. According to the Schedule 13D filing, Steven Wolosky, Esq. of Olshan Grundman Frome Rosenzweig & Wolosky LLP located at: Park Avenue Tower, 65 East 55th Street, New York, New York 10022 is authorized to receive notices and communications. The collective percentage of shares owned as of the date of the filing was 34.1 percent.

    (11)
    Information obtained from a Schedule 13G filed by Springhouse Capital, LP ("Springhouse") with the SEC on February 11, 2009. Brian Gaines, the managing member of the general partner of Springhouse, is deemed to exercise voting and dispositive power over these shares. Springhouse is located at 535 Madison Avenue, 30th Floor, New York, NY 10022.

    (12)
    Includes 4,951,250 shares held by IS3, which is beneficially owned by Ingrid Whitney and Russell A. Whitney, her former husband, and 269 shares held individually by Ingrid Whitney. Ms. Whitney has sole dispositive power over 2,475,625 shares held by IS3 and shares dispositive power with Mr. Whitney over 2,475,625 shares held by IS3. This information was obtained from a Schedule 13G filed by Ingrid Whitney with the SEC on March 13, 2008. Ms. Whitney's address is 1217 East Cape Coral Parkway, #135, Cape Coral, Florida 33904.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The following is a summary of transactions during fiscal 2008 and 2007 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

        During 2008 we leased approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney. The monthly rentals were $1,943, $13,913 and $7,238 in 2007 and 2008, respectively. We terminated the 1611 East Cape Coral Parkway and 1630 Southeast 47th Terrace leases on September 17, 2008. We also terminated the 1625 East Cape Coral Parkway lease effective December 31, 2008. The Company has no related party leases as of December 31, 2008.

Gulfstream Development Group, LLC

        For the years ended December 31, 2007 through 2008, the Company had an agreement with Gulfstream Development Group, LLC ("Gulfstream") in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for students of our advanced real estate courses. Students were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Whitney. Gulfstream constructs homes on lots owned by our students. Under a Referral Services Agreement with Gulfstream, Gulfstream agreed to pay the Company $2,500, with $500 of that being paid to Company trainers who assisted in the referral for each student that the Company referred to Gulfstream. Under this arrangement, the Company received $0.1 million from Gulfstream for each of the years ended December 31, 2007 and 2008 respectively.

        During the years ended December 31, 2007, Mr. Whitney and Ingrid Whitney jointly held an indirect 25% beneficial ownership interest in Gulfstream and received 15% of distributions of net cash flow from Gulfstream. Mr. and Mrs. Whitney hold their investment in Gulfstream through Rec One Inc., an entity owned jointly by them. Pursuant to an agreement between Mr. and Mrs. Whitney, as of December 31, 2007, Mr. Whitney holds an indirect 12.5% beneficial ownership interest in Gulfstream and is entitled to 7.5% of distributions of net cash flow from Gulfstream.

        During the years ended December 31, 2007 and 2008, Gulfstream had an informal arrangement with Mr. Whitney pursuant to which Gulfstream paid Mr. Whitney a salary and paid Rec One transaction-based compensation for Mr. Whitney's services, including marketing and construction contract administration in connection with home sales to the Company's students and other persons, as well as for credit support provided to Gulfstream by Mr. Whitney. The transaction-based compensation consisted of payments of $2,500 or $4,000 to Rec One by Gulfstream upon purchases of Gulfstream homes by our students.

        The following table sets forth the salary and transaction-based compensation that Mr. Whitney received from Gulfstream during the years ended December 31, 2007 and 2008, and is based upon information provided to Mr. Whitney by Gulfstream:

	2007	2008	Total
Salary paid to R. Whitney by Gulfstream	$120,000	$70,000	$190,000
Transaction-based compensation paid to Rec One by Gulfstream	369,763	898,100	1,267,863
Management Fees paid to Rec One by Gulfstream(1)	175,000	—	175,000
Distributions from Gulfstream to Rec One(2)(3)	1,928,086	264,643	2,192,729

Total	$2,592,849	$1,232,743	$3,825,592

(1)
Total management fees shown above reflect amounts paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.

(2)
Total distributions include portions paid to Rec One and shared by Mr. Whitney and Ms. Whitney on a 50/50 basis.

(3)
Rec One was required to fund 25% of capital calls from Gulfstream. The amounts shown above do not reflect these capital calls which, including the portions for both Mr. Whitney and Ms. Whitney, were $547,745.

        A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

Costa Rica

        As of December 31, 2007 and 2008, we had investments in several Costa Rican and Panamanian entities. In addition, two former executives, our Chairman and Chief Executive Officer, Mr. Whitney, and our former Co-President and Chief Operating Officer, Mr. Simon, had individual ownership interests in some of these entities. The entities in which both the Company and one or more former executives also had an ownership interest included: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A. Mr. Whitney indirectly owned approximately 11.4% of Rancho Monterey, S.A., 8.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A. Mr. Simon indirectly owned approximately 1.4% of Rancho Monterey, S.A. These entities were previously managed by Monterey Management, S.A., a company which is 100% owned by Ms. Maria Jimenez, who was paid as an independent contractor by the Company.

        In January 2008, some of our investments in properties located in Costa Rica, including Rancho Monterey S.A., Monterey del Este, S.A. and Beautiful Hill S.A (our conference center) were sold to an unrelated party for a sales price of $12.2 million, of which the Company received $2.5 million for its interests in these entities. In addition, working capital advances to these entities and to Monterey Management, S.A. totaling $600,000 were repaid. In connection with the sale, consulting fees totaling $802,000 were paid as follows: Mr. Whitney ($401,000), Mr. Simon ($140,400), Mr. Densley, the former Vice President of Real Estate, ($160,600) and Ms. Jimenez, an independent contractor, ($100,000) in January of 2008. Monterey Management S.A. made the following additional payments from its proceeds from the sale: $210,000 to Mr. Whitney and $95,000 to each Mr. Simon and Mr. Densley.

        A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Related Party Transactions Policy

        The Board of Directors adopted a Related Party Transaction Policy for the review of related person transactions on March 23, 2007 which is available on our website at http://www.wincorporate.com/corpgov.htm. Under these policies and procedures, the Audit Committee will review related person transactions in which we are or will be a participant to determine if they are in the best interests of our shareholders and the Company. Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person had or will have a material interest and that exceed $120,000 are subject to the Committee's review. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction. Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person. The related person may have a direct or indirect material interest in the transaction.

        Related persons are directors, director nominees, executive officers, holders of 5% or more of our voting stock, and their immediate family members. "Immediate family member" is defined as any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household of any executive officer, director, nominee for director, or holder of more than 5% of any class of the Company's voting securities. The related party transactions policy requires all Named Executive Officers, other executives, directors, and affiliated holders of more than 5% of any class of Company stock, to complete and sign a related person transaction disclosure questionnaire on a quarterly basis. This questionnaire must disclose any related person transactions that have occurred the previous quarter or that are planned to occur during the upcoming year. An "indirect" interest of a related person in a transaction includes a related person serving as an officer or employee of, or being a significant investor or equity holder in, an entity that is a party to a transaction with the Company.

        Exemptions from this policy include: (i) payment of compensation by the Company to its officers or directors for service to the Company in their stated capacity; (ii) transactions available to all employees or all shareholders of the Company on the same terms; and (iii) transactions, which when aggregated for any related person, involve equal to or less than $120,000 in a fiscal year.

        Transaction details required for disclosure include: (i) name of the related person and the basis on which the person is a related person; (ii) the related person's interest in the transaction with the Company, including the related person's position(s) or relationship(s) with, or ownership in, a firm, corporation, or other entity that is a party to, or has an interest in, the transaction; (iii) the approximate dollar value of the amount involved in the transaction; (iv) in the case of indebtedness, disclosure of the amount involved in the transaction shall include the largest aggregate amount of principal outstanding during the period for which disclosure is provided, the current amount outstanding, and the amount of interest paid or payable; and (v) any other information that is material to investors.

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

        The Audit Committee will only approve a related party transaction if the Audit Committee determines that the terms of the related person transaction are beneficial and fair to the Company. Approval of a related party transaction may be conditioned upon the Company and the related person taking any or all of the following additional actions, or any other actions that the Audit Committee deems appropriate, as set forth in more detail in the Company's Related Party Transactions Policy.

        It is the Company's policy that the Committee shall approve any related party transaction before the commencement of the transaction. However, if the transaction is not identified before commencement, it must still be presented to the Committee for its review and ratification. The Audit Committee reviewed and approved the RW Leases. A committee of independent directors of the Board of Directors is reviewing matters including the Gulfstream Transactions, Costa Rican Transactions, Whitney Leadership acquisition, the Equity Corp. acquisition and fees and expenses paid to Russell A. Whitney regarding compliance with the applicable governance and related party transaction requirements.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado ("EKS&H"), conducted the audit of our Consolidated Financial Statements for the years ended December 31, 2008 and 2007. It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the SEC. As a result, our Audit Committee specifically approves, in advance, non-audit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence. All services provided by EKS&H in 2008 were pre-approved in accordance with these procedures and the Audit Committee concluded that the services provided by EKS&H for activities unrelated to the audit in 2008 are compatible with EKS&H maintaining its independence.

        The following table presents fees for professional audit services rendered by EKS&H, our independent auditor, for the audit of our Consolidated Financial Statements for the years ended December 31, 2008 and 2007, and fees billed for other services rendered by EKS&H (in thousands).

	Years ended December 31,
	2008	2007
Audit fees	$511	$783
Audit-related fees(1)	25	26
Tax fees(2)	247	139
All other fees(3)	336	57

Total fees	$1,119	$1,005

    (1)
    Primarily includes the fees for the audit of our 401(k) plan.

    (2)
    Primarily relates to tax compliance, tax advice and tax planning.

    (3)
    Primarily includes audit fees related to our restatement of 2002-2006 included in our 2006 Form 10-K/A filed January 15, 2009.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
3.01	Articles of Incorporation of the Registrant, as amended	Incorporated by reference to Exhibit 3.1 in the Registrant's Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
3.02	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Registrant's Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
3.03	Amended Bylaw provision—Article VI—Section 10	Incorporated by reference to Exhibit 3.1 in the Company's Form 8-K filed with the SEC on December 3, 2008.
10.01	Employment and Restricted Performance Share Agreements dated September 17,2008 between the Company and Charles M. Peck	Incorporated by reference to Exhibits 10.1 and 10.2 in the Form 8-K filed with the SEC on September 22, 2008.
10.02	Severance Agreement dated December 16, 2007 between the Company and Ms. Donoho	Incorporated by reference to Exhibit 10.11 in the Form 8-K filed with the SEC on December 22, 2008.
10.03	1998 Stock Option Plan	Incorporated by reference to Exhibit 99.3 in the Registrant's Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
10.04	Separation Agreement dated October 17, 2008 between the Company and Mr. Kane	Incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on October 20, 2008.

Exhibit No.	Title	Method of filing
10.05	Agreement dated January 7, 2008 among Whitney Information Network, Inc., Whitney Education Group, Inc. and Russell A. Whitney	Incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on January 7, 2008.
10.06	Operating Agreement dated July 18, 2006 for Rich Dad Education, LLC
Incorporated by reference to Exhibit 10.13 in the Form 10-K filed with the SEC in January 15, 2009. (Portions of Exhibit 10.13 have been omitted pursuant to a request for confidential treatment with the SEC).
10.07	Licensing Agreement dated July 18, 2006 between Rich Dad Global, LLC and Rich Dad Education, LLC
Incorporated by reference to Exhibit 10.14 in the Form 10-K filed with the SEC on January 15, 2009. (Portions of Exhibit 10.14 have been omitted pursuant to a request for confidential treatment with the SEC).
10.08	Licensing Agreement dated July 18, 2006 between Whitney Information Network, Inc. and Rich Dad Education, LLC
Incorporated by reference to Exhibit 10.15 in the Form 10-K filed with the SEC on January 15, 2009. (Portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment with the SEC).
10.09	Administrative Services Agreement dated July 18, 2006 between Rich Dad Education, LLC and Whitney Information Network, Inc.
Incorporated by reference to Exhibit 10.16 in the Form 10-K filed with the SEC on January 15, 2009. (Portions of Exhibit 10.16 have been omitted pursuant to a request for confidential treatment with the SEC).
10.10	Amendment dated May 2, 2007 to the License Agreement between Whitney Information Network, Inc. and Rich Dad Education, LLC	Incorporated by reference to Exhibit 10.17 in the Form 10-K filed with the SEC on January 15, 2009.
10.11	Referral Service Agreement dated June 30, 2003 between Whitney Education Group, Inc., and Gulfstream Development Group, LLC	Incorporated by reference to Exhibit 10.14 in the Form 10-K/A for the year ended December 31, 2006, filed with the SEC in January 15, 2009.
10.12	Stockholders Agreement dated as of December 12, 2005 among the Company, Prides Capital Fund I, L.P., acting through Prides Capital Partners, LLC, EduTrades, Inc. and Russell A. Whitney	Incorporated by reference to Exhibit 10.02, 10.03 and 10.04 of the Registrant's Registration Statement on Form S-1 filed with the SEC on January 11, 2006.
10.13	Warrant Agreement—Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant's Registration Statement on Form S-1 filed with the SEC on January 11, 2006.
14.01	Code of Conduct	Incorporated by reference to Exhibit 14.01 in the Form 10-K filed with the SEC in January 15, 2009.
21.01	List of Subsidiaries	Filed herewith.

Exhibit No.	Title	Method of filing
31.01	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.02	Section 302 Certification by the Chief Financial Officer	Filed herewith.
32.01	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.02	Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.
	By:	/s/ CHARLES M. PECK Charles M. Peck
Dated: March 31, 2009		Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES M. PECK Charles M. Peck	Chief Executive Officer and Director	March 31, 2009
/s/ ANNE M. DONOHO Anne M. Donoho	Chief Financial Officer	March 31, 2009
/s/ STEVEN C. BARRE Steven C. Barre	Director	March 31, 2009
/s/ FREDERICK A. CARDIN Frederick A. Cardin	Director	March 31, 2009
/s/ MURRAY A. INDICK Murray A. Indick	Director	March 31, 2009
/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 31, 2009