Form 10-Q
period 2009-03-31
WHITNEY INFORMATION NETWORK INC
filed 2009-05-13
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 11,738,587 shares of common stock outstanding as of May 7, 2009.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,759	$23,594
Restricted cash	14,847	13,492
Deferred course expenses, current portion	23,602	22,070
Other current assets	1,597	2,452
Inventories	872	953
Assets held for sale	—	3,748
Total current assets	68,677	66,309

Notes receivable, net of current portion	9,667	9,677
Property, equipment and intangible assets, net	3,966	4,241
Other assets	1,445	1,381
Total assets	$83,755	$81,608

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,405	$4,516
Income taxes payable	654	799
Deferred revenue, current portion	122,643	116,642
Accrued course expenses	1,282	1,440
Accrued salaries, wages and benefits	601	851
Other accrued expenses	6,496	6,611
Other current liabilities	287	288
Total current liabilities	136,368	131,147

Long-term debt, net of current portion	2,890	2,913
Other long-term liabilities	153	222
Total liabilities	139,411	134,282

Commitments and contingencies
Whitney Information Network, Inc.’s stockholders’ deficit:
Preferred stock	—	—
Common stock	2,591	2,591
Paid-in capital	2,527	2,507
Cumulative foreign currency translation adjustment	1,421	1,236
Accumulated deficit	(58,133)	(59,008)
Total Whitney Information Network, Inc.’s stockholders’ deficit	(51,594)	(52,674)
Noncontrolling interest	(4,062)	—
Total stockholders’ deficit	(55,656)	(52,674)
Total liabilities and stockholders’ deficit	$83,755	$81,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2009	2008

Revenue	$32,462	$42,604

Direct course expenses	17,145	22,129
Advertising and sales expenses	11,376	16,153
General and administrative expenses	7,208	9,275

Loss from operations	(3,267)	(4,953)

Other income, net	97	1,244

Loss before income taxes	(3,170)	(3,709)

Provision for income taxes	(93)	(225)

Net loss	(3,263)	(3,934)

Net loss attributable to the noncontrolling interest	(4,138)	—

Net income (loss) attributable to Whitney Information Network, Inc.	$875	$(3,934)

Basic and diluted net income (loss) per share attributable to Whitney Information Network, Inc. common stockholders	$0.07	$(0.34)

Basic and diluted weighted average shares outstanding	11,739	11,739

Comprehensive loss:
Net loss	$(3,263)	$(3,934)
Foreign currency translation adjustments	261	79
Comprehensive loss	(3,002)	(3,855)
Comprehensive loss attributable to noncontrolling interest	(4,062)	—
Comprehensive income (loss) attributable to Whitney Information Network, Inc.	$1,060	$(3,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,263)	$(3,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	274	407
Stock-based compensation expense	20	166
Gain on sale of assets	—	(1,080)
Equity loss from related parties	45	200
Changes in operating assets and liabilities:
Restricted cash	(1,355)	(348)
Deferred course expenses	(1,528)	(4,301)
Other current assets	855	(175)
Inventories	81	(362)
Other assets	(22)	(90)
Accounts payable	(111)	(1,049)
Income taxes payable	(145)	195
Deferred revenue	5,983	14,304
Accrued course expenses	(158)	1,539
Accrued salaries, wages and benefits	(250)	130
Other accrued expenses	(114)	1,890
Other liabilities	(51)	(678)
Net cash provided by operations	261	6,814

Cash flows from investing activities:
Purchase of property and equipment	—	(25)
Proceeds from notes receivable	52	21
Investments and advances to related parties	(133)	—
Proceeds from the sale of assets	3,748	2,454
Net cash provided by investing activities	3,667	2,450

Cash flows from financing activities:
Distribution to noncontrolling interest	—	(1,576)
Principal payments on long-term debt	(24)	(49)
Net cash used in financing activities	(24)	(1,625)

Effect of foreign currency translation	261	79

Net increase in cash and cash equivalents	4,165	7,718
Cash and cash equivalents, at beginning of period	23,594	33,012
Cash and cash equivalents, at end of period	$27,759	$40,730

Supplemental non-cash disclosures:
none

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) include the accounts of Whitney Information Network, Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the “Company,” “we,” “us,” or “our”).  All intercompany balances and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2008 (“2008 Annual Report”) as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.

In the opinion of management, all adjustments, consisting of normal recurring accruals, which are considered necessary to make a fair presentation of the Company’s financial position and operating results have been included.  The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.

The results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.

Effective at the beginning of the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amended a provision of ARB 51 that required losses applicable to the minority interest in a subsidiary that exceeded the minority interest in the equity capital of the subsidiary to be charged against the majority interest since there was no obligation of the minority interest to make good on such losses. Under the amended provision of SFAS No. 160, the noncontrolling interest should continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.  As the Company’s noncontrolling interest has historically been in a net deficit position, its noncontrolling interest was negative and was not previously disclosed. The noncontrolling interest reflected in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) represents the 49% membership interest held by Rich Global, LLC (“Rich Global”) in Rich Dad Education, LLC (“RDE”).The adoption of SFAS No. 160 has changed, on a prospective basis, how the Company is presenting its operating results and statement of financial position. See Note 11- Noncontrolling Interest and Pro Forma Information for additional disclosures.

Certain reclassifications have been made in the 2008 Condensed Consolidated Financial Statements to conform to the 2009 presentation.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2, Significant Accounting Policies and Related Information, to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the 2008 Annual Report.  These accounting policies have not changed significantly.

Recently Adopted Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified the final consensus reached in Emerging Issues Tax Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF No. 08-6”).  EITF No. 08-6 resolves several accounting issues that arise in applying the equity method of accounting.  Most of these issues arise or become more prevalent upon the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141R or SFAS No.160.  The effective date of EITF No. 08-6 coincides with the effective dates of SFAS No. 141R and SFAS No. 160; both pronouncements are to be applied on a prospective basis in fiscal years beginning on or after December 15, 2008.  We adopted EITF No. 08-6 on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the final consensus reached in EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). This EITF, which became effective in the first quarter of 2009, requires that a company which has an instrument that is determined to be a derivative under this guidance to take an initial charge as an adjustment to opening retained earnings and thereafter reflect any adjustment in the market price through the income statement. The adoption of EITF No. 07-5 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively.  FSP No. 142-3 was adopted on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008.   SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. On January 1, 2009, we adopted SFAS No. 157-2 for nonfinancial assets and liabilities and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for a parent company’s noncontrolling, or minority, interests in its subsidiaries.  SFAS No. 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a noncontrolling interest as well as deconsolidation procedures.  This statement aligns the reporting of noncontrolling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We adopted this statement on January 1, 2009 and have reflected its required disclosures herein.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations - Revised (“SFAS No. 141R”).  SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company adopted SFAS No. 141R on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company will adopt these provisions in the second quarter ending June 30, 2009. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company will adopt these provisions in the second quarter ending June 30, 2009. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company will adopt these provisions in the second quarter ending June 30, 2009. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

Note 3 — Assets Held for Sale

Assets held for sale at December 31, 2008 included the corporate aircraft which was sold on January 20, 2009 to an unrelated third party for $3.7 million, net of $0.1 million of commissions. There were no assets held for sale as of March 31, 2009.

Note 4 — Notes Receivable

Notes receivable consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida.	$6,974	$6,999
Note receivable from the sale of our 50% equity interest in land. Issued in May 2007 with original face amount of $4.5 million with no interest. Matured December 2007 and is collateralized by 74 acres of land in Southwest Florida (“Tranquility Bay”).(a)	2,627	2,583
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader software revenue. Payable in 36 equal monthly installments through September 2011.	271	299
Total of notes receivable	9,872	9,881
Less: current portion (included in Other current assets)	(205)	(204)
Notes receivable, net of current portion	$9,667	$9,677

(a) The balances are net of a $1.4 million estimated reserve and a $0.5 million impairment charge. See Note 13 — Contingencies - Litigation for further discussion of Tranquility Bay.

Note 5 —Deferred Revenue and Deferred Course Expenses

Deferred revenue is recorded upon the sale of seminars, online courses, coaching sessions, software and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized as revenue over the period that the services are performed. Under the Company’s revenue recognition policy, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service. As our courses are generally attended over a period of time, there may be a significant time lag between receipt of the customer’s payment and their attendance. In addition, as contracts for services are generally non-refundable, we apply a course breakage calculation based on historical attendance patterns. New business lines will not have historical data for three years.

The components of deferred revenue on our Condensed Consolidated Balance Sheets are as follows (in thousands):

Deferred revenue	March 31, 2009	December 31, 2008
Proprietary Brands	$20,204	$26,284
Rich Dad® Education	102,439	90,358
Total deferred revenue—current portion	122,643	116,642

Total deferred revenue—long-term portion (included in Other long-term liabilities)	52	70
Total deferred revenue	$122,695	$116,712

Under the Company’s deferred course expenses policy, we capitalize and defer commissions and direct fees paid to our speakers until such time as the revenue is earned. Our speakers, who are independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 30 to 45 days after the educational event. The deferred course expenses are tracked as a percentage of deferred revenue and based on whether the related sale was originated by telemarketers or in basic training courses. The deferred course expenses are expensed as the corresponding deferred revenue is recognized.

The components of deferred course expenses on our Condensed Consolidated Balance Sheets are as follows (in thousands):

Deferred course expenses	March 31, 2009	December 31, 2008
Proprietary Brands	$2,394	$3,192
Rich Dad® Education	21,208	18,878
Total deferred course expenses—current portion	23,602	22,070

Total deferred course expenses—long-term portion (included in Other assets)	9	13
Total deferred course expenses	$23,611	$22,083

Note 6 — Certain Relationships and Related Transactions

Gulfstream Development Group, LLC

At March 31, 2008, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”) in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses.  Customers were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer. Gulfstream constructed homes on lots owned by our customers.  Under a Referral Services Agreement with Gulfstream, Gulfstream agreed to pay the Company $2,500, with $500 of that being paid to Company trainers who assisted in the referral for each customer that the Company referred to Gulfstream.  No fees were paid to the Company under this arrangement during the first quarter ended March 31, 2008. Our relationship with Gulfstream Development Group, LLC was terminated in 2008.

Mr. Whitney received the following payments from Gulfstream during the quarter ended March 31, 2008; (i) salary of $30,000; (ii) transaction-based compensation of $563,464; and (iii) distributions of $225,000.  No information is available for the comparable period in 2009, as Mr. Whitney resigned from the Board of Directors on March 30, 2009.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of December 31, 2008 and March 31, 2009, we had investments in several Costa Rican and Panamanian entities. In addition, our former Chairman and Chief Executive Officer, Mr. Whitney, and our former Co-President and Chief Operating Officer, Mr. Simon, had individual ownership interests in some of these entities. The entities in which both the Company and one or more former executives also had an ownership interest included: Rancho Monterey, S.A., Monterey del Este, S.A., Monterey del Llano, S.A. and Monterey Group, S.A. Mr. Whitney indirectly owned approximately 11.4% of Rancho Monterey, S.A., 8.0% of Monterey del Este, S.A., 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A. Mr. Simon indirectly owned approximately 1.4% of Rancho Monterey, S.A. These entities were previously managed by Monterey Management, S.A., a company which is 100% owned by Ms. Maria Jimenez, who was paid as an independent contractor by the Company.

In January 2008, some of our investments in properties located in Costa Rica, including Rancho Monterey S.A., Monterey del Este, S.A. and Beautiful Hill, S.A (our conference center) were sold to an unrelated party for a sales price of $12.2 million, of which the Company received $2.5 million for its interests in these entities. In addition, working capital advances to these entities and to Monterey Management, S.A. totaling $600,000 were repaid. In connection with the sale, consulting fees totaling $802,000 were paid as follows: Mr. Whitney ($401,000), Mr. Simon ($140,400), Mr. Densley, the former Vice President of Real Estate, ($160,600) and Ms. Jimenez, an independent contractor, ($100,000) in January of 2008. Monterey Management, S.A. made the following additional payments from its proceeds from the sale: $210,000 to Mr. Whitney and $95,000 to each Mr. Simon and Mr. Densley.

A committee of independent members of the Board of Directors is reviewing the Costa Rican transactions regarding compliance with the applicable governance and related party transaction requirements.

Note 7 — Income Taxes

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

During the period ended March 31, 2009, the Company recorded a net income tax expense of $0.1 million primarily representing the federal alternative minimum tax and state income taxes related to the current period.  During the period ended March 31, 2008, the Company recorded alternative minimum tax expense due to tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we did not have sufficient net operating losses to offset taxable income.

On March 17, 2009 we were notified by the Internal Revenue Service (“IRS”) that our Company’s federal tax returns for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 are under examination. The results of this examination, and any other issues discussed with the IRS in the course of the examination, may result in changes to the Company’s future tax liability.

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008

Notes payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate. $2.6 million due at maturity (April 2016) and is unsecured. (1)	$2,898	$2,907
Other installment notes payable for equipment financing at weighted average interest rates of 9.7%. and 9.6% at March 31, 2009 and December 31, 2008, respectively	78	93
Total long-term debt	2,976	3,000
Less: current portion (included in Other current liabilities)	(86)	(87)
Long-term debt, net of current portion	$2,890	$2,913

(1)  Should the associated real property be sold and the related note receivable be satisfied in full, we intend to satisfy these notes payable in full.

Note 9 — Net Income per Share

Basic net income per share is calculated using the weighted average number of common shares outstanding.  Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants.  As of March 31, 2009 and March 31, 2008, in accordance with the treasury stock method, there were no dilutive effects of the outstanding stock options or warrants. There were 476,400 stock options and 890,719 warrants to purchase common stock outstanding as of March 31, 2009 and 1,033,400 stock options and 890,719 warrants to purchase common stock as of March 31, 2008.

Note 10 — Stock Options and Restricted Shares

The Company’s 1998 Stock Option Plan expired in August 2008. As discussed in Note 9 — Net Income per Share, 476,400 stock options remain outstanding at March 31, 2009. The expense associated with the vested portion of these options is $20,000 for the full year 2009, and has been recorded in the quarter ended March 31, 2009.

In September 2008, the Compensation Committee granted 600,000 restricted performance shares to our Chief Executive Officer, Charles M. Peck, subject to the Board of Directors and shareholder approval of the 2008 Long-Term Incentive Plan. As of March 31, 2009, this Plan has not been approved by shareholders, thus no compensation expense was recognized in the first quarter of 2009 for these restricted shares.

Note 11 — Noncontrolling Interest and Pro Forma Information

The following reflects the equity activity, including our noncontrolling interest, for the quarter ended March 31, 2009 (in thousands):

	Whitney Information Network, Inc.
	Common stock amount	Additional paid-in capital	Cumulative foreign currency translation adjustment	Accumulated deficit	Noncontrolling interest	Total stockholders’ deficit
Balance at December 31, 2008	$2,591	$2,507	$1,236	$(59,008)	$—	$(52,674)
Stock option compensation expense	—	20	—	—	—	20
Foreign currency translation adjustment	—	—	185	—	76	261
Net income (loss)	—	—	—	875	(4,138)	(3,263)
Balance at March 31, 2009	$2,591	$2,527	$1,421	$(58,133)	$(4,062)	$(55,656)

The following table reconciles the reported net income attributable to Whitney Information Network, Inc. (“WIN”) to the pro forma consolidated net loss and net loss per share that would have been attributable to WIN had the Company not adopted the provisions of SFAS No. 160 on January 1, 2009:

	Three months ended March 31,
(in thousands, except per share amount)	2009	2008
Net income (loss) attributable to WIN, as reported	$875	$(3,934)

Net loss attributable to noncontrolling interest	(4,138)	—
Net income (loss) attributable to WIN, pro forma	$(3,263)	$(3,934)

Basic and diluted net income (loss) per share attributable to WIN’s common stockholders, as reported	$0.07	$(0.34)
Basic and diluted net loss per share attributable to WIN’s common stockholders, pro forma	$(0.28)	$(0.34)

On March 28, 2008 the Company recorded a $1.6 million distribution to the RDE noncontrolling interest, Rich Global. The distribution was made in accordance with the Operating Agreement between Whitney Education Group and Rich Global.

Note 12 — Segment Information

The Company operates primarily in two business segments, Proprietary Brands and Rich Dad® Education.  Our revenue is generated through the sale of real estate and financial instruments education courses, programs and products and is categorized into segments depending on the channel under which the customer was acquired.  Operating results for the reportable segments are evaluated regularly by executive management.

Our segment revenue and gross profit are as follows (in thousands):

	Three months ended March 31,
Segment revenue:	2009	2008

Proprietary Brands:
Real estate education	$4,736	$17,929
Financial instruments education	3,101	7,096
Sub-total	7,837	25,025
Rich Dad® Education:
Real estate education	21,737	17,579
Financial instruments education	2,888	—
Sub-total	24,625	17,579
Total consolidated revenue	$32,462	$42,604

	Three months ended March 31,
Segment gross profit (1):	2009	2008

Proprietary Brands:
Real estate education	$3,568	$9,975
Financial instruments education	1,349	2,585
Sub-total	4,917	12,560
Rich Dad® Education:
Real estate education	9,685	8,027
Financial instruments education	715	(112)
Sub-total	10,400	7,915
Total consolidated gross profit	$15,317	$20,475

(1)     Segment gross profit is calculated as revenue less direct course expenses and is impacted by intersegment fulfillment charges.

For the quarter ended March 31, 2009, 87.5% of our revenue was generated domestically and 12.5% was generated internationally. For the quarter ended March 31, 2008, 88.3% of our revenue was generated domestically and 11.7% was generated internationally.

Note 13 — Contingencies

Litigation

On November 14, 2006, the Company was notified by the Securities and Exchange Commission (“SEC”) that it is conducting a formal, nonpublic investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market education programs, and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation.

On December 11, 2006, the Company received a subpoena from the Department of Justice (“DOJ”) requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present. The Company was notified that a grand jury investigation related to this matter had commenced.   The Company and its subsidiaries have not been charged in any indictment, and none of the Company’s present or former directors or officers has been charged in any indictment.

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf and David Gengler, two former independent contractors, with one count of conspiracy to commit mail fraud and wire fraud. Woolf and Gengler are alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc. subsidiary at the time of their alleged criminal activities.  The defendants are no longer independent contractors for the Company or any of its subsidiaries. On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for EduTrades, Inc. On April 13, 2009, a trial was commenced. On May 7, 2009, the jury returned a guilty verdict as to both Woolf and Gengler.

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and the Company received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada on behalf of all persons who are alleged to have made various real estate investments at the alleged inducement of, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or the Company and/or Jean Lafrenière. The complaint seeks repayment of $39,235 to the petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief. We will vigorously defend against the claims made in this lawsuit.

On December 28, 2006, Rodney Durham, an alleged shareholder of the Company, filed a punitive class action suit against the Company and Russell A. Whitney and Nicholas S. Maturo in the United States District Court for the Middle District of Florida (the “Florida Court”) seeking unspecified compensatory damages, unspecified equitable relief, and attorney’s fees and costs for alleged violations of federal securities laws.  On July 10, 2007, an amended complaint was filed (the “First Amended Complaint”) by new court-appointed lead plaintiff, Arnold Friedman.  On December 8, 2008, Friedman, on behalf of all investors who acquired the Company’s common stock from August 11, 2005 through and including December 15, 2006, filed a second amended complaint (the “Second Amended Complaint”) against the Company, Russell A. Whitney, Nicholas S. Maturo, Ronald S. Simon, Alfred R. Novas, John F. Kane, Rance Masheck (all former officers and/or directors of the Company), and Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent outside auditor.  Friedman seeks damages, injunctive relief, attorney costs and fees and other relief deemed appropriate by the Florida Court.  On January 30, 2009, the Company, along with defendants Whitney, Simon, Novas, Kane, and Maturo moved to dismiss the Second Amended Complaint, arguing that plaintiffs have not and cannot state claims against them as a matter of law and that the claims against them should be dismissed with prejudice.  This case has not been certified as a class action.  We await a ruling by the Florida Court as to our motion to dismiss. We will vigorously defend against the claims made in this lawsuit.

On March 8, 2007, the Company was served a shareholder derivative complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the Florida Court.  The complaint alleges that the named defendants breached certain fiduciary duties and violated certain securities laws. On December 4, 2008, Robert Ghosio, Jr., on behalf of nominal defendant Whitney Information Network, Inc., filed an amended derivative lawsuit in the Florida Court alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Ghosio seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the court. The case is currently stayed pending the expiration of the stay of discovery currently in place in the related Durham/Friedman class action lawsuit. We will vigorously defend against the claims made in this lawsuit.

The Company, certain of its subsidiaries, and certain of its former officers and directors (“Company Defendants”) are involved in litigation arising out of the Company’s past business activities with Gulfstream Development Group, LLC (“Gulfstream”).  The plaintiffs in each of these cases seek to hold the Company Defendants liable for losses the plaintiffs are alleged to have suffered as a result of the plaintiffs business dealings with Gulfstream as described in Note 6 hereof.

On March 22, 2007, our wholly-owned subsidiary, Whitney Education Group, Inc. (“WEG”) received a complaint styled Glenn Acciard, et. al. v. Russell Whitney, individually, John Kane, individually and WEG, et. al., filed in the Circuit Court of the Twentieth Judicial Court in and for Lee County, Florida (“Lee County Court”) alleging that the WEG, two of our former executive officers, and 18 other defendants not associated with the Company breached certain of their alleged fiduciary duties to the named plaintiffs, all of whom are alleged to be our customers. The allegations in the complaint include claims of constructive and common law fraud and other violations. The plaintiffs seek unspecified monetary damages, unspecified punitive damages, interest, a refund of the purchase price of the lots sold to the plaintiffs, costs, attorney’s fees and unspecified equitable relief. On July 31, 2007, the case was removed to the Florida Court.   On March 28, 2008, the Company and Wealth Intelligence Academy, Inc. (“WIA”) were added as defendants. On January 20, 2009, the Company, Mr. Kane, WEG, and WIA filed an answer and affirmative defenses to the Acciard lawsuit.   The case is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

On August 23, 2007, WEG received a complaint styled Sirli Jehe and Kalev Kruuk v. Russell Whitney, John Kane, WEG, et. al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Deceptive and Unfair Trade Practices Act.  The plaintiffs seek a refund of the price of the lots sold to them by a third party defendant, monetary damages in excess of $100,000, unspecified punitive damages, costs, attorney’s fees, and unspecified equitable relief.  Numerous motions to dismiss are currently pending.  We will vigorously defend against the claims made in this lawsuit.

On September 21, 2007, WEG received a complaint styled Jeffrey Watson v. Whitney Education Group, Inc. and Russell Whitney filed in the Lee County Court that alleges that WEG and Mr. Whitney breached a customer contract, violated the Florida Deceptive and Unfair Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud. Motions to dismiss plaintiff’s complaint are currently pending.  The plaintiff seeks unspecified compensatory damages, unspecified punitive damages, and a declaratory judgment determining the rights of the parties, attorney’s fees and costs. We will vigorously defend against the claims made in this lawsuit.

On November 7, 2007, WEG received two complaints filed by James M. Easterly both styled Huron River Area Credit Union v. James M. Easterly and both filed in Lee County Court.  In both lawsuits, James M. Easterly filed third party complaints against Russell Whitney, Whitney Information Network, Inc., John Kane, and other third party co-defendants alleging breach of fiduciary duty, constructive fraud, violation of Florida Land Sales Practices Act, violation of Florida Deceptive and Unfair Trade Practices Act, civil conspiracy to defraud, and Florida RICO conspiracy.  In each third party complaint, Easterly seeks damages in excess of $100,000 and unspecified equitable relief.  Multiple motions to dismiss are pending.   We will vigorously defend against the claims made in this lawsuit.

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about consumer-investors who attended the Company’s Millionaire University (“MU”) course and invested in Florida homes built by Gulfstream, Gulfstream Realty (“GR”) and Gulfstream Realty and Development, LLC (“GRD”) since August 1, 2004 as well as and the Company’s earnings received from Gulfstream, GR and GRD.  The Company has produced documents responsive to the subpoena.

On January 23, 2008, we filed a foreclosure lawsuit in the Lee County, Florida Court against Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to a mortgage and/or security agreement, and/or guaranty.  Tranquility Bay defaulted on its note payment of $4.5 million to the Company that was due on or before December 31, 2007.  In our lawsuit, we are seeking a judgment of foreclosure on the mortgage instrument, or in the alternative, a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the real property.  Additionally, we seek damages from Anthony Scott Dunlap pursuant to a personal guarantee that Mr. Dunlap gave in relation to the mortgage and promissory note.   On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay.  Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay.

The Company and Russell A. Whitney and WIN CR II Trust (“Trust”), a Company affiliate, are engaged in a series of legal actions with M. Barry Strudwick and Susan Weiss and others relating to Monterey del Mar, S. A. (“MDMSA”), a Panamanian company, which owns a hotel in Costa Rica (the “Hotel”). The Company owns a 62.9% interest in MDMSA.

In December 2006, the Company filed suit in the United States District Court for the Eastern District of New York against Susan Weiss for defamation. Ms. Weiss has filed a counterclaim seeking $2.5 million in compensatory damages and punitive damages in an amount exceeding $7.5 million.  A mediation conference is scheduled to be held before the magistrate judge on May 27, 2009. We will vigorously defend against the claims made by Weiss in this lawsuit.

On January 26, 2007, the Company and the Trust filed an action against Mr. Strudwick, Ms. Weiss, and others that is now pending in the Florida Court. The Company seeks declaratory and monetary relief for conspiracy, conversion, tortious interference, malpractice, and other causes of action arising out of the Company’s and the Trust’s claims that Weiss and Strudwick wrongfully conspired to seize control of MDMSA.

On January 31, 2008, Mr. Strudwick and Ms. Weiss filed suit against the Company and Russell Whitney, among others, in Maryland Circuit Court for Baltimore County alleging defamation, injurious falsehood, abuse of process, tortious interference with prospective business advantage, and invasion of privacy relating to alleged acts and statements surrounding the alleged attempt by Mr. Strudwick to develop and sell real property in Costa Rica and Ms. Weiss’ attempt to seize control of MDMSA. Plaintiffs seek compensatory damages of $18 million and punitive damages of $50 million. On October 27, 2008, Mr. Strudwick and Ms. Weiss filed a First Amended Complaint, adding an additional defendant, the Company’s former counsel, Scott Rothstein and his law firm, Rothstein Rosenfeldt Adler, P.A.   The case has been removed to the U.S. District Court for Maryland. Mr. Strudwick and Ms. Weiss have agreed to participate with the Company in a mediation conference with the magistrate judge in the New York action scheduled to occur on May 27, 2009. We will vigorously defend against the claims made in this lawsuit.

On April, 28, 2009, we received notice that a Panamanian court ruled against Ms. Weiss in her efforts to evict the Company’s management company from the Hotel, indicating, among other things, that Weiss did not prove fully her ownership of the Hotel, and that this type of conflict should be addressed in a different type of procedure.

On March 31, 2008, the Company received a letter from the Office of the Attorney General of Alaska requesting information and documents regarding the Company’s promotional and course materials and seminar activities in Alaska. The Company has provided information and documentation in response to this request.

On July 8, 2008, the Company received a letter from the South Dakota Department of Revenue and Regulation requesting certain information and documents with respect to the issue of whether or not the Rich Dad Education, LLC was selling business opportunities as defined by South Dakota statute. The Company has provided information and documentation in response to this request.

During October 2008, Mr. Whitney, our former Chairman and Chief Executive Officer, asserted a claim against the Company for $1.1 million in funds allegedly owed to him principally for a 2007 annual bonus, speaking fees and other reimbursements. We believe that the claim is without merit and will vigorously defend against the claims made.

On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against the Company in the Lee County Court for $1.4 million for funds allegedly owed to him due to the improper termination of his employment agreement. The lawsuit is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

On April 13, 2009, the Company and two of its subsidiaries, WEG and WIA, were served with a complaint filed by Learning Annex Holdings, LLC and Learning Annex, LLC (collectively “Learning Annex”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, misappropriation of business opportunity, breach of fiduciary duty, breach of covenant to negotiate in good faith, constructive trust, breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, equitable estoppel, unjust enrichment, quantum meruit, and fraud arising out of an alleged agreement to form a business relationship. On April 20, 2009, RDE was served with the complaint.  The Company intends to vigorously defend itself against the claims made in the lawsuit.

On March 27, 2009, RDE received a notice of default from Rich Global, LLC under the License Agreement between Rich Global and RDE dated July 18, 2006 (“RD License Agreement”), alleging, among other items, that RDE has failed to make certain payments required under the RD License Agreement and related agreements, and demanding that RDE and the Company cure the alleged events of default within 30 days. The nominal aggregate amount of the items claimed in the notice appears to be not more than $10.0 million. The Company believes that each item of a material nature is either without merit or has already been appropriately resolved or provided for. The Company expects the claims to be resolved pursuant to the dispute resolution procedures of the RD License Agreement, and believes that the resolution of the claims will not have a material adverse impact on its results of operations or financial condition.

On May 9, 2009, the Company received a subpoena duces tecum from the Attorney General of the State of Kansas, Consumer Protection Division.  The subpoena generally seeks information and documents relating to the business activities of Rich Dad Education, LLC in Kansas.

The Company is involved from time to time in routine legal matters incidental to our business, including requests from state regulatory agencies.  Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Whitney” and the terms “Company”, “we”, “us”, and “our” refer to Whitney Information Network, Inc. and its wholly-owned and majority-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All

statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report are forward-looking.  We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, and the risks discussed in other SEC filings.  These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this Quarterly Report reflect the beliefs of our management on the date of this Quarterly Report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

Executive Overview

Our Business

Our Company is a leading provider of educational training seminars, conferences and services across multiple delivery channels that help customers become financially literate through specialized instruction and mentoring. Whitney provides customers with comprehensive instruction and mentoring in the topics of real estate and financial instruments investing, personal finance, entrepreneurism and self development in the United States, United Kingdom, Canada and Australia. We also teach an international land development course held in Costa Rica. Our educational training is offered in non-accredited free preview workshops, as well as basic and advanced courses.

In July 2006, we created Rich Dad Education, LLC (“RDE”) with Rich Global, LLC (“Rich Global”). This entity provides basic training courses under the Rich Dad® Education Brand, which focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series is published in 46 languages, is available in 97 countries and has sold over 26 million copies worldwide.

In 2006, we began offering our Rich Dad® Education basic training to customers in the United States. In 2007, we expanded our RDE real estate training to include customers in Canada and the United Kingdom. In 2008, we introduced the RDE financial instruments training to customers in the United States and the United Kingdom. In 2009, we expanded our RDE financial instruments training to include customers in Canada. We currently have two Rich Dad® Education course series, which are Rich Dad Learn to be Rich series focused on real estate education and Rich Dad Stock Success series focused on financial instruments education.

For the quarter ended March 31, 2009, Rich Dad® Education represented approximately 75.7% and our Proprietary Brands represented 24.3% of our revenue. Our international business, which includes both Rich Dad® Education and Proprietary Brands, was 12.5% of our total revenue. Our strategy includes development of new brands and expansion to additional international markets.

In realizing our strategy of developing new brands, the Company entered into two key licensing agreements. On March 25, 2009, we announced a strategic alliance with personal finance experts, Ken and Daria Dolan, to provide training and services designed to help people learn ways to secure their financial future. The new venture, dubbed “The Dolans’ Money Revolution,” combines the Dolans’ knowledge of personal finance with the Company’s ability to create and distribute financial literacy training products through multiple distribution channels. On March 27, 2009, we also announced a business alliance with media celebrity and motivational speaker, Montel Williams, which provides training and services through multiple distribution channels designed to help people enhance their well-being—financially, physically, emotionally and spiritually. The inaugural large-stage event with Montel Williams was held on May 12, 2009.

On April 22, 2009, we expanded our business operations to the Asia-Pacific. Our Asia-Pacific headquarters in Sydney, Australia serves the Australian, New Zealand and Indonesian markets. We will provide Building Wealth™ and Women in Wealth ™ training beginning in June 2009.

Educational Training Programs

Each month, we offer over 300 classes and training programs throughout our geographic markets. For the quarter ended March 31, 2009, basic training accounted for 10.8% of worldwide revenue and advanced training courses accounted for 70.7% of our worldwide revenue. The remaining 18.5% of revenue came from coaching, mentoring and our other educational services and programs.

Basic Training Courses

In 2009, we offered basic training courses under the following marketing programs and brands:

Rich Dad® Education was created by RDE, our 51%-owned limited liability company formed in conjunction with Rich Global. The courses are based on the real estate and financial instruments teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad. We currently have two Rich Dad® Education course series, which are Rich Dad Learn to be Rich series focused on real estate education and Rich Dad Stock Success series focused on financial instruments education. The real estate course series concentrates on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW ®.  These courses are offered in the United States, the United Kingdom and Canada.

Building Wealth ™ offers a curriculum focused on the general business of real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Customers are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis on creative financing strategies.  These courses are offered in the United Kingdom and are scheduled to be offered in Australia beginning in June 2009.

Making Money from Property with Martin Roberts offers a real estate curriculum focused on property auctions. The seminar reflects the real estate expertise of Martin Roberts, a well-known UK presenter and property journalist who develops properties in the United Kingdom, Europe and Canada. Customers are taught about buying at auction, rental and capital growth strategies, negotiating transactions and buying properties overseas. These courses are offered in the United Kingdom.

Teach Me To Trade® offers a curriculum focused on financial instruments market trading strategies, using software and specific teaching techniques designed by us. Customers are taught to understand the stock market, foreign exchange, options, futures, investment strategies, risks and how to improve returns in both bull and bear markets. These courses are offered in the United Kingdom.

Women in Wealth ™ teaches women how to take control of their financial circumstances, gain enough money and independence to achieve their goals and gain information on the latest cutting-edge wealth-building strategies and techniques. These courses are offered in the United Kingdom and are scheduled to be offered in Australia beginning in June 2009.

The Dolans’ Money Revolution ™ Brand reflects the personal finance expertise of Ken and Daria Dolan.  Free preview workshops have been offered which will be followed by basic training courses focusing on debt/credit management, investment basics and retirement planning. These courses are being offered in the United States.

Advanced Training Courses

Customers who attend our basic training courses may choose to continue with advanced training courses. The advanced training courses of study under the Wealth Intelligence Academy ® (“WIA”) Brand include:

Real Estate Advanced Courses

•Millionaire U® RE Training
•Asset Protection & Tax Relief
•Rich U™ Training
•Wholesale Buying
•Discount Notes & Mortgages
•Profits in Probate
•Manufactured Mobile Homes & RV Parks
•Foreclosure Training
•Rehabbing for Profit
•Short Sales and Mortgages
•Tax Liens & Deeds
•Lease Option
•Commercial Real Estate Investing
•Property Management & Cash Flow
•Land Investment & Development—Domestic
•Land Development—International
•Creative Real Estate Financing
•Real Estate Sales and Negotiating Techniques

Financial Instruments Advanced Courses

•Master Trader™ Training
•Advanced Covered Calls
•The Trading Room™
•The Trading P.I.T.™
•Advanced Technical Analysis
•The Advanced P.I.T.™
•H.I.T.S.™
•Asset Protection & Tax Relief
•FACT (Futures and Commodity Trading)
•Focus FX
•Stock Success Team

We offer our customers several ways to access our educational content:

• Live instruction in classroom settings

• Onsite mentoring

• Telephonic coaching

• Electronic access

• Online Live

• On Demand Recorded

• Conferences

• Teleconferences

Customers can purchase a license to use software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine real time investment options and make better informed decisions about potential investments.

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended March 31,
	2009	2008

Revenue	100.0%	100.0%

Direct course expenses	52.8	51.9
Advertising and sales expenses	35.0	37.9
General and administrative expenses	22.3	21.8

Loss from operations	(10.1)	(11.6)

Other income, net	0.3	2.9

Loss before income taxes	(9.8)	(8.7)

Provision for income taxes	(0.3)	(0.5)

Net loss	(10.1)	(9.2)

Net loss attributable to noncontrolling interest	(12.8)	—

Net income (loss) attributable to Whitney Information Network, Inc.	2.7%	(9.2)%

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

Many costs to acquire customers have been expended before a customer attends any basic or advanced training.  Those costs include media, travel, facilities and instructor fees for the preview workshops and are expensed when incurred.  Licensing fees paid to Rich Global and telemarketing and speaker commissions are deferred and recognized when the related revenue is recognized. Revenue recognition of tuition paid by customers to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the customer, (ii) the customer has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue recognized through course breakage.  It is only after one of those four occurrences that revenue is considered earned.  Thus, reporting in accordance with GAAP creates significant timing differences between the receipt and disbursement of cash with the recognition of the related revenue and expenses, both in our Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations.  As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period.  For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

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

The table below is a reconciliation of the Company’s net loss to EBITDA and Adjusted EBITDA for the periods set forth below (in millions):

	Three months ended March 31,
	2009	2008

Net loss	$(3.3)	$(3.9)
Special items	0.2	0.2
Other income, net	(0.1)	(0.3)
Provision for income taxes	0.1	0.2
Gain on sale of assets	—	(1.1)
Stock-based compensation	—	0.2
Depreciation and amortization expense	0.3	0.4
Equity loss from related parties	—	0.2
EBITDA	(2.8)	(4.1)

Net change in deferred revenue	6.0	14.3
Net change in deferred course costs	(1.5)	(4.3)
Adjusted EBITDA	$1.7	$5.9
Adjusted EBITDA as a percentage of cash received from course and product sales	4.4%	10.4%

Cash Sales

The following table provides a reconciliation of the Company’s cash sales by segment to its reported revenue. Cash sales performance is a metric used by management in assessing the Company’s segments’ performance.  Deferred revenue represents the difference between our cash sales and the impact of applying our revenue recognition policies to those cash sales. Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in millions):

	Three months ended March 31,
	2009	2008
Cash received from course and product sales:
Proprietary Brands
Real estate education	$1.1	$10.3
Financial instruments education	0.6	4.8
Sub-total	1.7	15.1
Rich Dad® Education
Real estate education	30.3	41.7
Financial instruments education	6.5	0.1
Sub-total	36.8	41.8
Total consolidated cash received from course and product sales	38.5	56.9

(Increase)/decrease in deferred revenue:
Proprietary Brands
Real estate education	3.7	7.6
Financial instruments education	2.5	2.3
Sub-total	6.2	9.9
Rich Dad® Education
Real estate education	(8.6)	(24.1)
Financial instruments education	(3.6)	(0.1)
Sub-total	(12.2)	(24.2)
Total consolidated change in deferred revenue	(6.0)	(14.3)

Revenue:
Proprietary Brands
Real estate education	4.8	17.9
Financial instruments education	3.1	7.1
Sub-total	7.9	25.0
Rich Dad® Education
Real estate education	21.7	17.6
Financial instruments education	2.9	—
Sub-total	24.6	17.6
Total consolidated revenue for financial reporting purposes	$32.5	$42.6

Business segments

We operate in two business segments: Proprietary Brands and Rich Dad® Education. The contribution of revenue from each segment is as follows:

	Three months ended March 31,
As a percentage of total revenue	2009	2008

Proprietary Brands:
Real estate education	14.8%	42.0%
Financial instruments education	9.5	16.7
Sub-total	24.3%	58.7%
Rich Dad® Education:
Real estate education	66.8%	41.3%
Financial instruments education	8.9	—
Sub-total	75.7	41.3
Total percentage of consolidated revenue	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™ . We added to our brand portfolio by offering our customers additional real estate education offerings including Teach Me Foreclosure™ & Real Estate Investing. In 2008, we suspended sales of our Proprietary Brand real estate offerings in the U.S. and Canada.  We continue to offer the Russ Whitney®’s Building Wealth™ course in the United Kingdom.

Cash sales and revenue decreased to $1.1 million and $4.8 million, respectively, in the first quarter of 2009 compared with cash sales and revenue of $10.3 million and $17.9 million, respectively, in the first quarter of 2008. The decrease in cash sales and revenue is primarily due to the discontinuation of the Russ Whitney®‘s Building Weath™  course in the U.S. and Canada and the reduced number of events held for our Proprietary Brands in response to the downturn in the global economic environment.

Revenue was additionally impacted by the revenue recognized from course breakage, which was $1.6 million in the first quarter of 2009 compared with $5.2 million in the first quarter of 2008, a decrease of $3.6 million or 69.2%.

Financial instruments education

EduTrades, the Proprietary Brands financial instruments education division, began operations in July 2002 with the acquisition of Teach Me to Trade ® and began sales in the fourth quarter of 2002.  We provide education to avocational investors in financial instruments, such as stocks, options, futures, options on futures and foreign exchange.  Our training teaches trading fundamentals as well as advanced technical analysis to potential investors.  We ceased sales of Teach Me to Trade ® in the U.S. in the second quarter of 2008 and in Canada in the fourth quarter of 2008. We continue to offer Teach Me to Trade ® in the United Kingdom.

Cash sales and revenue decreased to $0.6 million and $3.1 million, respectively, in the first quarter of 2009 compared with cash sales and revenue of $4.8 million and $7.1 million, respectively, in the first quarter of 2008. The decrease in cash sales and revenue for the first quarter of 2009 compared with the first quarter of 2008 was primarily attributable to the cessation of sales of our Teach Me to Trade® Brand in the U.S. and Canada, partially offset by an increase in cash sales of EduTrader software subscriptions.

Revenue was additionally impacted by the revenue recognized from course breakage, which was $1.4 million in the first quarter of 2009 compared with $2.4 million in the first quarter of 2008, a decrease of $1.0 million or 41.7%.

Rich Dad® Education

In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad® Education Brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our RDE Brand provides investor education in the United States, United Kingdom and Canada.

Real estate education

Cash sales of RDE real estate education courses decreased to $30.3 million in the first quarter of 2009 compared with cash sales of $41.7 million in the first quarter of 2008. This decrease in cash sales in the first quarter of 2009 was primarily attributable to macroeconomic factors, including a decrease in consumer spending and tightening credit markets which impacted the housing market, and increased the perception of lower profit potential from real estate investments.

Revenue from RDE real estate education courses increased to $21.7 million compared with revenue of $17.6 million in the first quarter of 2008. The increase in revenue compared with the decrease in cash sales reflects the 2008 implementation of alternative education delivery methods in accordance with the terms of our customer contracts. In an effort to improve our quality of service to our customers, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period, which allowed us to meet our obligations to our customers and recognize the related revenue.  We are unable to recognize breakage revenue for this brand as we do not have sufficient historical data to establish breakage trends at this time.

Financial instruments education

Cash sales and revenue in the first quarter of 2009 were $6.5 million and $2.9 million, respectively. There was no comparable activity in the first quarter of 2008 as the RDE Brand financial instruments education courses began in the second quarter of 2008.

Although the cash sales of RDE financial instruments courses are increasing, a substantial portion of the sales are deferred for revenue recognition purposes in the Condensed Consolidated Statement of Operations.

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Revenue

Revenue for the quarter ended March 31, 2009 was $32.5 million, or a decrease of $10.1 million or 23.7%, from $42.6 million for the quarter ended March 31, 2008.

The following table reconciles cash received from our courses and products to the revenue for financial reporting purposes (in millions):

	Three months ended March 31,		% Change	% of total cash received
	2009	2008	2009 vs. 2008	2009	2008
Cash received from course and product sales:
Basic training sessions	$4.0	$6.8	(41.2)%	10.4%	11.9%
Advanced courses	31.0	43.6	(28.9)	80.5	76.6
Product sales	2.9	4.7	(38.3)	7.5	8.3
Other	0.6	1.8	(66.7)	1.6	3.2
Total cash received from course and product sales	38.5	56.9	(32.3)	100.0%	100.0%
Net change in deferred revenue	(6.0)	(14.3)	(58.0)
Revenue for financial reporting purposes	$32.5	$42.6	(23.7)%

The decrease in revenue in the first quarter of 2009 compared with the first quarter of 2008 is primarily due to the overall declining cash sales from our courses and products, partially offset by the decline in the net change in deferred revenue.  No course breakage was recognized for RDE Brands in the first quarters of 2009 or 2008 because we lack sufficient historical data to calculate and record course breakage for this brand.  Course breakage for our Proprietary Brands in the first quarter of 2009 was $3.0 million compared with $7.6 million in the first quarter of 2008, a decrease of $4.6 million or 60.5%.

The following table illustrates the number of educational events, number of customers and average number of customers per paid course for the comparative periods:

	Three months ended March 31,		# Change	% Change	% of category
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008
Number of courses
Free preview workshops	730	1,424	(694)	(48.7)%	68.1%	74.5%
Basic training sessions	133	302	(169)	(56.0)	12.4	15.8
Advanced live courses	164	151	13	8.6	15.3	7.9
Advanced electronic courses	45	35	10	28.6	4.2	1.8
	1,072	1,912	(840)	(43.9)%	100.0%	100.0%

Number of attending customers
Basic training sessions	4,768	11,198	(6,430)	(57.4)%	60.6%	74.8%
Advanced live courses	2,583	2,774	(191)	(6.9)	32.8	18.5
Advanced electronic courses	522	1,009	(487)	(48.3)	6.6	6.7
	7,873	14,981	(7,108)	(47.4)%	100.0%	100.0%

Average customers per paid course
Basic training sessions	35.8	37.1	(1.3)	(3.5)%
Advanced live courses	15.8	18.4	(2.6)	(14.1)%
Average	24.8	30.8	(6.0)	(19.5)%

We had approximately 107,000 total registrants during the quarter ended March 31, 2009 compared with approximately 154,000 total registrants during the quarter ended March 31, 2008, a decrease of 47,000 or 30.5%. Approximately 19.0% of the customers attending the free preview workshops purchased one or more of our basic training sessions during the first quarter of 2009, a decline of 1.5 percentage points from 20.5% in the first quarter of 2008.  For basic training sessions and advanced courses, the customer pays the tuition at the time of registering for the course or program.  See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Three months ended March 31,
	2009	2008

Television	4.1%	27.0%
Direct mail	8.6	11.1
Website	29.4	26.8
Newspaper	3.7	3.5
Online advertising	39.3	23.3
Radio	14.9	8.3
Total	100.0%	100.0%

We continue to shift our advertising focus away from television and towards website, online and radio media because we believe it is a more cost effective means to reach potential customers.

Changes in Deferred Revenue

Deferred revenue grew by $6.0 million in the first quarter of 2009 as compared with an increase of $14.3 million in the first quarter of 2008.  This slower rate in the growth of the deferred revenue balance is primarily a result of our expansion of the options for course delivery in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVDs and via the Internet and expanded the number of location options for customers in the United States. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

(in millions)	March 31, 2009	March 31, 2008	% Change 2009 vs. 2008
Deferred revenue	$122.7	$135.1	(9.2)%
Revenue for financial reporting purposes	$32.5	$42.6	(23.7)
Revenue as a percentage of deferred revenue	26.5%	31.5%

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Three months ended March 31,		% Change	Three months ended March 31,
	2009	2008	2009 vs. 2008	2009	2008

Product costs	$4.9	$6.0	(18.3)%	15.1%	14.1%
Course events	5.9	9.2	(35.9)	18.2	21.6
Commission, fees and payroll	5.0	5.2	(3.8)	15.3	12.2
Administrative fees	1.3	1.5	(13.3)	4.0	3.5
Other	—	0.2	(100.0)	—	0.5
Total	$17.1	$22.1	(22.6)%	52.6%	51.9%

The decrease in direct course expenses for all categories is primarily attributable to the decrease in sales of our Proprietary and RDE Brands.  As a percentage of revenue, these costs were slightly higher in the first quarter of 2009 compared with the first quarter in 2008, primarily related to product costs which did not decline at the same rate as the revenue decline.

Advertising and sales expenses

Advertising and sales expenses consist of two components:

•                  Purchased media to generate registrations to our free preview workshops, and

•                  Costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops.  These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom and Canada.  Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

The following table presents the expense categories that comprise advertising and sales expenses for the quarters ended March 31, 2009 and 2008, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions):

	Three months ended March 31,
Expense category	2009		2008

Television	$0.7	6.1%	$5.5	34.0%
Direct mail	0.6	5.3	1.4	8.6
Newspaper	0.5	4.4	0.7	4.3
Internet	4.0	35.1	2.8	17.3
Radio	1.7	14.9	1.4	8.6
Other	0.1	0.9	—	—
Total media spending	7.6	66.7	11.8	72.8
Telemarketing/outreach sales commissions	1.2	10.5	2.1	13.0
RDE licensing fees	2.6	22.8	2.3	14.2
Advertising and sales expenses	$11.4	100.0%	$16.2	100.0%

Our media spending decreased by 35.6% for the quarter ended March 31, 2009 compared with the same period in 2008.  We continued to redirect our media spending from television to Internet, website and radio advertising during the first quarter of 2009.

Media spending as a percentage of total media spending is presented in the following table:

	Three months ended March 31,
	2009	2008
Television	9.2%	46.6%
Direct mail	7.9	11.9
Newspaper and magazine	6.6	5.9
Internet	52.6	23.7
Radio	22.4	11.9
Other	1.3	—
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table set forth the changes in significant components of general and administrative expenses:

	(in millions) Three months ended March 31,		% Change	% of Revenue Three months ended March 31,
	2009	2008	2009 vs. 2008	2009	2008
Office and facility costs	$1.0	$1.4	(28.6)%	3.1%	3.3%
Salaries, wages and benefits	3.8	5.6	(32.1)	11.7	13.1
Professional fees	1.6	1.2	33.3	4.9	2.8
Other	0.8	1.1	(27.3)	2.5	2.6
Total	$7.2	$9.3	(22.6)%	22.2%	21.8%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of continuing efforts to rightsize the Company in relation to current business conditions. The increase in professional fees of $0.4 million was primarily due to an increase in legal expenses related to ongoing general litigation.  As a percentage of revenue, general and administrative expenses were slightly higher in the quarter ended March 31, 2009 compared with the quarter ended March 31, 2008. This slight increase as a percentage of revenue was primarily driven by our declining revenue and our increased legal expenses. For each of the quarters ended March 31, 2009 and 2008, general and administrative expenses included $0.2 million of professional fees associated with the SEC and the DOJ investigations.

Other income, net

Other income, net decreased by $1.1 million in the first quarter of 2009 compared with the first quarter of 2008 primarily due to the $1.1 million gain on the sale of investment properties recognized in the prior year’s first quarter.

Income tax provision

During the period ended March 31, 2009, the Company recorded a net income tax expense of $0.1 million primarily representing the federal alternative minimum tax and state income taxes related to the current period.  During the period ended March 31, 2008, the Company recorded alternative minimum tax expense due to tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we do not have sufficient net operating losses to offset taxable income.

Known Trends

We continued to experience declining revenue in the Company’s Proprietary Brands during the first quarter of 2009, as discussed above. During the second and third quarters of 2008, we discontinued our Building Wealth ™ and our Teach Me to Trade ® Brands in the United States and Canada and reduced the number of events held for Proprietary Brands in response to current economic trends. Our trend in sales of our Proprietary Brands has stabilized as a smaller percentage of our revenue.

Our RDE segment, which had experienced a rapid acceleration in sales in the first quarter of 2008, declined in the remaining three quarters of the year. In the first quarter of 2009, RDE sales were higher than the last three quarters of 2008, but did not reach the level of the first quarter of 2008. We expect this trend of increasing sales to continue through the remainder of the current year; however, this reflects management’s current expectations and is inherently uncertain.

Based on the continued trend of lower cash sales, we have taken actions to decrease costs, including reductions in staff, facilities consolidation, IT vendor renegotiations and agency fee reductions to align the size of the Company with projected revenue until new brands and expanded geographic locations contribute sales in the second half of 2009.

In continuing our trend of developing new brands, the Company entered into two key licensing agreements in March 2009. We announced a strategic alliance with personal finance experts, Ken and Daria Dolan, dubbed “The Dolans’ Money Revolution,” which combines their knowledge of personal finance with Whitney’s ability to create and distribute financial literacy training products through multiple distribution channels. We also announced a business alliance with motivational speaker, Montel Williams, which provides training and services through multiple distribution channels designed to help people enhance their well-being—financially, physically, emotionally and spiritually.

The Company also took measures to expand into additional international markets.  In April 2009, we expanded our business operations to the Asia-Pacific. Our Asia-Pacific headquarters in Sydney, Australia serves the Australian, New Zealand and Indonesian markets.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures.  Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.

Our agreement with Rich Global requires us to segregate our cash balances between (i) funds received from RDE customers, and (ii) funds received from the sale of our Proprietary Brands.  The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary Brands, except for the payment of license and management fees, reimbursement for fulfillment of advanced courses purchased by RDE customers, and partner distributions paid when cash balances exceed the cost to fulfill outstanding customer contracts in accordance with our agreement with Rich Global.

As of March 31, 2009, our $42.6 million of total cash, cash equivalents and restricted cash balances included $32.7 million attributable to RDE and $9.9 million related to our Proprietary Brands business.  As of December 31, 2008, the total cash, cash equivalents and restricted cash balances of $37.1 million included $27.9 million attributable to RDE and $9.2 million related to our Proprietary Brands.  The increase in the RDE cash balances in 2009 compared with 2008 reflected sales of RDE products and services during the first quarter of 2009.

Net cash provided by operations was $0.3 million in the first quarter of 2009 compared with $6.8 million for the same period in 2008, a decrease of $6.5 million.  This decrease reflected our decline in cash sales in both of our operating segments as discussed in the Business Segments section above.

Cash provided by investing activities was $3.7 million in the first quarter of 2009 compared with $2.5 million from the first quarter of 2008.  In the 2009 period, we received proceeds from the sale of assets of $3.7 million and in 2008 period, we received $2.5 million of proceeds from the sale of assets.

Cash used in financing activities was less than $0.1 million for the three months ended March 31, 2009 compared with $1.6 million for the three months ended March 31, 2008.  The change was primarily due to the $1.6 million distribution paid to Rich Global in the first quarter of 2008.

We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion.  We will continue to pursue business opportunities, strategic acquisitions and/or alliances.

The majority of our cash equivalents were invested in short-term, liquid, money market funds and certificates of deposit with yields ranging from less than 0.1% to 1.9% during the first quarter of 2009.  Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $14.8 million at March 31, 2009 and $13.5 million at December 31, 2008.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are continuing to expend financial resources, albeit significantly less than in prior periods.  We estimate that through March 31, 2009, we incurred over $12.8 million in professional and external direct costs associated with these matters in total ($0.2 million in three months ended March 31, 2009).  The costs of the investigations and legal proceedings may have a material adverse effect on us.  We do not know what the full costs of the investigations or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital.  However, the investigations by both the SEC and DOJ and the related shareholder and derivative lawsuits may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future.  We intend to continue to use working capital for operating purposes.  As of March 31, 2009, the portion of our consolidated deferred revenue that is related to our worldwide RDE business was $102.5 million.

We have experienced a decline in cash sales from both Proprietary Brands and RDE Brands during 2009. The Company has taken measures to reduce costs and diversify our course offerings in an effort to mitigate this decline in cash sales and the proportionate contribution from RDE. In realizing our strategy in developing new brands, the Company entered into two key licensing agreements. In March 2009, we announced a strategic alliance with personal finance experts, Ken and Daria Dolan, to provide training and services designed to help customers learn ways to secure their financial future. Further, we also announced a business alliance with media celebrity and motivational speaker, Montel Williams, to provide training and services designed to help customers enhance their well-being—financially, physically, emotionally and spiritually. We expect that these new alliances will begin to contribute to the Company’s consolidated cash sales during the second half of 2009. No assurances can be made about the timing and extent of any contribution to sales or net income from these new brands.

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

Non-core investments

Costa Rica

In January 2008, we sold three of our investments in Costa Rican and Panamanian entities, including Rancho Monterey, Monterey del Este and Beautiful Hill, S.A.  The net proceeds from the sale of these entities were $2.5 million and we realized a gain on the sale of $1.1 million.  Commissions related to the sale were paid to Russell Whitney, our former Chief Executive Officer and Chairman of the Board, in the amount of $0.4 million.  Commissions related to this sale were also paid to two of our former employees and a former independent contractor in the amount of $0.2 million, $0.1 million and $0.1 million, respectively.

As of March 31, 2009, our remaining ownership interest in Costa Rican and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”). We have a 62.9% ownership interest in the entities totaling $1.3 million. The MDM/MTO investment is accounted for in our Condensed Consolidated Financial Statements in accordance with the equity method of accounting. In the first quarters ended March 31, 2009 and 2008, using the equity method of accounting, we recorded our share of losses related to our interests in these entities of approximately zero and $0.2 million, respectively.

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

Southwest Florida Investment

In 2004, we entered into a joint venture in which we acquired a 50% interest in Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”) which owns 74 acres of land zoned for residential development in Southwest Florida. The investment entity had no ongoing activity other than minimal costs of carrying the land. We recorded our share of these costs using the equity method of accounting.

In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC, a Florida limited liability company, for the price of $4.2 million. As a part of this agreement, we loaned the buyer an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision. We secured the total receivable of $4.5 million with the buyer’s ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land. The note receivable on this property was due and payable on December 31, 2007. On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC and Anthony Scott Dunlap and Dunlap Enterprises, LLC, parties to the mortgage, security agreement and/or guarantee agreement. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of
Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes.  Actual results could differ from these estimates under different assumptions or conditions.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, included in our 2008 Annual Report.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company will adopt these provisions in the second quarter ending June 30, 2009. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company will adopt these provisions in the second quarter ending June 30, 2009. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company will adopt these provisions in the second quarter ending June 30, 2009. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report on Form 10-K.

Because of these material weaknesses, we have added additional controls and performed procedures and analyses designed to ensure that our unaudited Condensed Consolidated Financial Statements are presented fairly in all material respects in accordance with accounting principles generally accepted in the United States.  We relied on increased monitoring and review to compensate for the material weaknesses in our internal controls.  Accordingly, management believes that the unaudited Condensed Consolidated Financial Statements included in this quarterly report fairly presents, in all material respects, our financial position, results of operations and cash flows for the period presented.

b)             Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the first quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As described more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report, our Board of Directors, various Board committees and our new senior management team are developing and implementing new processes and procedures governing our internal controls over financial reporting.  We believe that these measures will remediate the material weaknesses we have identified as of March 31, 2009 and strengthen our internal control over financial reporting and disclosure controls and procedures.  Under the direction of our CEO and CFO, we will continue to review and revise, as warranted, the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting.  As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address the material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 13 — Contingencies — Litigation in the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM I of this Quarterly Report for information about legal proceedings in which we are involved.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2008 Annual Report on Form 10-K filed with the SEC on March 31, 2009, which could materially affect our business, financial condition or future results of operations.  The risks described in our 2008 Annual Report on Form 10-K are not the only risks that we may face.  Additional risks and uncertainties not currently known to the Company or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

ITEM 6.  EXHIBITS

Exhibit No.	Title	Method of filing
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a)of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITNEY INFORMATION NETWORK, INC.

Dated: May 13, 2009	By:	/s/ Charles M. Peck
Charles M. Peck
Chief Executive Officer

Dated: May 13, 2009	By:	/s/ Anne M. Donoho
Anne M. Donoho
Chief Financial Officer