Form 10-K/A
period 2007-12-31
WHITNEY INFORMATION NETWORK INC
filed 2009-05-29
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

WHITNEY INFORMATION NETWORK, INC.

(Exact name of registrant as specified in charter)

Colorado	0-27403	84-1475486
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.8 million based on the closing sale price of the registrant’s common stock as traded on the NASD Over the Counter Electronic Bulletin Board on such date of $3.65 per share.  As of March 31, 2008, there were 11,738,587 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Whitney Information Networks, Inc.’s (the “Company,” “we,” “our,” or “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Filing “), originally filed with the Securities and Exchange Commission on January 15, 2009.  This Amendment is being filed to amend the documents which were filed as Exhibits 10.13, 10.14 and 10.15 and were contained in Part III, Item 15 of the Original Filing.    As required by Rule 12b-15 of the Exchange Act, we are also filing Exhibits 31.01, an amended Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 31.02, an amended Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  As set forth herein, Item 15 is amended and restated in its entirety.

Except as described above, no other changes have been made in this Amendment No. 1 that modify or update other disclosures as presented in the Original Filing.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing

3.01	Articles of Incorporation of the Registrant, as amended	Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

3.02	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

10.01	Securities Purchase Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.02	Stockholders Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.03	Registration Rights Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.04	Warrant Agreement - Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.05	1998 Stock Option Plan	Incorporated by reference to Exhibit 99.3 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.

10.06	Employment Agreement with Mr. Whitney	Incorporated by reference to Exhibits 10.07 through 10.11 in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 filed with the SEC on July 9, 2003.

10.07	Employment Agreement with Mr. Simon	Incorporated by reference to Exhibits 10.07 through 10.11 in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 filed with the SEC on July 9, 2003.

10.10	Employment Agreement with Mr. Kane	Incorporated by reference to Exhibits 10.07 through 10.11 in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, File No. 333-103156 July 9, 2003.

10.11	Terms of Employment for Ms. Donoho	Incorporated by reference to Exhibit 10.11 in the Form 8-K filed with the SEC on December 22, 2008.

10.12	Employment Agreement with Mr. Novas	Incorporated by reference to Exhibit 10.12 in the Form 8-K filed with the SEC on January 25, 2006.

10.13	Operating Agreement dated July 18, 2006 for Rich Dad Education, LLC	Filed herewith. (Portions of Exhibit 10.13 have been omitted pursuant to a request for confidential

Exhibit No.	Title	Method of filing

treatment with the SEC.)

10.14	Licensing Agreement dated July 18, 2006 between Rich Dad Global, LLC and Rich Dad Education, LLC	Filed herewith. (Portions of Exhibit 10.14 have been omitted pursuant to a request for confidential treatment with the SEC.)

10.15	Licensing Agreement dated July 18, 2006 between Whitney Information Networks, Inc. and Rich Dad Education, LLC	Filed herewith. (Portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment with the SEC.)

10.16	Administrative Services Agreement dated July 18, 2006 between Rich Dad Education, LLC and Whitney Information Networks, Inc	Incorporated by reference to Exhibit 10.16 in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on January 15, 2009.

10.17	Amendment dated May 2, 2007 to the License Agreement between Whitney Information Network, Inc. and Rich Dad Education, LLC	Incorporated by reference to Exhibit 10.17 in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on January 15, 2009.

10.18	Agreement dated January 7, 2008 among Whitney Information Network Inc., Whitney Education Group, Inc. and Russell A. Whitney	Incorporated by reference to Exhibit 10.1 in the Form 8-K dated January 7, 2008.

10.19	Referral Service Agreement dated June 30, 2003 between Whitney Education Group, Inc. and Gulfstream Development Group, LLC	Incorporated by reference in Exhibit 10.14 in the Company’s Form 10-K/A for the year ended December 31, 2006, filed with the SEC on January 15, 2009.

14.01	Code of Conduct	Incorporated by reference in Exhibit 14.01 in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on January 15, 2009.

21.01	List of Subsidiaries	Incorporated by reference in Exhibit 21.01 in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on January 15, 2009.

31.01	Section 302 Certification by the Chief Executive Officer	Filed herewith.

31.02	Section 302 Certification by the Chief Financial Officer	Filed herewith.

32.01	Section 906 Certification of the Chief Executive Officer	Incorporated by reference in Exhibit 32.01 in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on January 15, 2009.

32.02	Section 906 Certification of the Chief Financial Officer	Incorporated by reference in Exhibit 32.02 in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on January 15, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

Whitney Information Network, Inc.

	By:	/s/ CHARLES M. PECK
Charles M. Peck
Dated: May 29, 2009		Chief Executive Officer

EXHIBIT LIST

10.13	Operating Agreement dated July 18, 2006 for Rich Dad Education, LLC

10.14	Licensing Agreement dated July 18, 2006 between Rich Dad Global, LLC and Rich Dad Education, LLC

10.15	Licensing Agreement dated July 18, 2006 between Whitney Information Networks, Inc. and Rich Dad Education, LLC

31.01	Section 302 Certification by the Chief Executive Officer

31.02	Section 302 Certification by the Chief Financial Officer