Form 10-Q
period 2009-06-30
WHITNEY INFORMATION NETWORK INC
filed 2009-08-14
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 11,738,587 shares of common stock outstanding as of August 7, 2009.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,700	$23,594
Restricted cash	12,752	13,492
Deferred course expenses, current portion	24,953	22,070
Other current assets	1,357	2,452
Inventories	763	953
Assets held for sale	—	3,748
Total current assets	63,525	66,309

Notes receivable, net of current portion	9,368	9,677
Property, equipment and intangible assets, net	3,686	4,241
Other assets	1,572	1,381
Total assets	$78,151	$81,608

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,014	$4,516
Income taxes payable	615	799
Deferred revenue, current portion	128,710	116,642
Accrued course expenses	1,285	1,440
Accrued salaries, wages and benefits	1,036	851
Other accrued expenses	4,967	6,611
Other current liabilities	290	288
Total current liabilities	139,917	131,147

Long-term debt, net of current portion	2,867	2,913
Other long-term liabilities	154	222
Total liabilities	142,938	134,282

Commitments and contingencies
Whitney Information Network, Inc.’s stockholders’ deficit:
Preferred stock	—	—
Common stock	2,591	2,591
Paid-in capital	2,527	2,507
Cumulative foreign currency translation adjustment	328	1,236
Accumulated deficit	(61,393)	(59,008)
Total Whitney Information Network, Inc.’s stockholders’ deficit	(55,947)	(52,674)
Noncontrolling interest	(8,840)	—
Total stockholders’ deficit	(64,787)	(52,674)
Total liabilities and stockholders’ deficit	$78,151	$81,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$29,139	$42,605	$61,601	$85,209

Direct course expenses	15,792	23,497	32,937	45,626
Advertising and sales expenses	12,040	12,300	23,416	28,453
General and administrative expenses	8,506	8,856	15,714	18,131

Loss from operations	(7,199)	(2,048)	(10,466)	(7,001)

Other income, net	97	380	194	1,624

Loss before income taxes	(7,102)	(1,668)	(10,272)	(5,377)

Provision for income taxes	(280)	(223)	(373)	(448)

Net loss	(7,382)	(1,891)	(10,645)	(5,825)

Net loss attributable to the noncontrolling interest	(4,122)	—	(8,260)	—

Net loss attributable to Whitney Information Network, Inc.	$(3,260)	$(1,891)	$(2,385)	$(5,825)

Basic and diluted net loss per share attributable to Whitney Information Network, Inc. common stockholders	$(0.28)	$(0.16)	$(0.20)	$(0.50)

Basic and diluted weighted average shares outstanding	11,739	11,739	11,739	11,739

Comprehensive loss:
Net loss	$(7,382)	$(1,891)	$(10, 645)	$(5,825)
Foreign currency translation adjustments	(1,493)	(76)	(1,232)	3
Comprehensive loss	(8,875)	(1,967)	(11,877)	(5,822)
Comprehensive loss attributable to noncontrolling interest	(4,522)	—	(8,584)	—
Comprehensive loss attributable to Whitney Information Network, Inc.	$(4,353)	$(1,967)	$(3,293)	$(5,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(10,645)	$(5,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530	811
Impairment of assets	350	—
Stock-based compensation expense	20	332
Gain on sale of assets	—	(1,080)
Equity loss from related parties	32	400
Changes in operating assets and liabilities:
Restricted cash	740	(1,713)
Deferred course expenses	(2,887)	(5,302)
Other current assets	1,052	1,006
Inventories	190	(490)
Other assets	(73)	(56)
Accounts payable	(1,502)	(1,920)
Income taxes payable	(184)	117
Deferred revenue	12,097	15,236
Accrued course expenses	(155)	403
Accrued salaries, wages and benefits	185	(1,138)
Other accrued expenses	(1,646)	9
Other liabilities	(96)	(1,194)
Net cash used in operations	(1,992)	(404)

Cash flows from investing activities:
Purchase of property and equipment	(76)	(62)
Proceeds from notes receivable	105	43
Investments and advances to related parties	(146)	—
Proceeds from the sale of assets	3,748	3,040
Net cash provided by investing activities	3,631	3,021

Cash flows from financing activities:
Distribution to noncontrolling interest	(256)	(1,576)
Proceeds from issuance of long-term debt	—	7
Principal payments on long-term debt	(45)	(99)
Net cash used in financing activities	(301)	(1,668)

Effect of foreign currency translation	(1,232)	3

Net increase in cash and cash equivalents	106	952
Cash and cash equivalents, at beginning of period	23,594	33,012
Cash and cash equivalents, at end of period	$23,700	$33,964

Supplemental non-cash disclosures:
Accounts receivable converted to a note receivable	$—	$335

The accompanying notes are an integral part of these condensed consolidated financial statements.

WHITNEY INFORMATION NETWORK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) include the accounts of Whitney Information Network, Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the “Company,” “we,” “us” or “our”). All intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are considered necessary to make a fair presentation of the Company’s financial position and operating results have been included. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.

The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.

Effective at the beginning of the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amended a provision of ARB 51 that required losses applicable to the minority interest in a subsidiary that exceeded the minority interest in the equity capital of the subsidiary to be charged against the majority interest since there was no obligation of the minority interest to make good on such losses. Under the amended provision of SFAS No. 160, the noncontrolling interest should continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As the Company’s noncontrolling interest has historically been in a net deficit position, its noncontrolling interest was negative and was not previously disclosed. The noncontrolling interest reflected in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss represents the 49% membership interest held by Rich Global, LLC (“Rich Global”) in Rich Dad Education, LLC (“RDE”). The adoption of SFAS No. 160 has changed, on a prospective basis, how the Company is presenting its operating results and statement of financial position. See Note 11- Noncontrolling Interest and Pro Forma Information for additional disclosures.

Certain reclassifications have been made in the 2008 Condensed Consolidated Financial Statements to conform to the 2009 presentation.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2- Significant Accounting Policies and Related Information, to its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the 2008 Annual Report. These accounting policies have not changed significantly. The Company added the following new accounting policy during its second quarter ended June 30, 2009.

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Condensed Consolidated Balance Sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events are subcategorized into two types:  recognized and nonrecognized. For the period ended June 30, 2009, subsequent events have been evaluated through August 10, 2009, the date the financial statements were issued or were available to be issued.

Recently Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement introduces the concept of financial statements being “available to be issued” and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim financial periods ending after June 15, 2009. The Company adopted these provisions in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (“FIN”) No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company adopted these provisions on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted these provisions in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted these provisions in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the FASB ratified the final consensus reached in Emerging Issues Tax Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF No. 08-6”).  EITF No. 08-6 resolves several accounting issues that arise in applying the equity method of accounting.  Most of these issues arise or become more prevalent upon the effective date of SFAS No. 141R or SFAS No.160.  The effective date of EITF No. 08-6 coincides with the effective dates of SFAS No. 141R and SFAS No. 160; both pronouncements are to be applied on a prospective basis in fiscal years beginning on or after December 15, 2008.  We adopted EITF No. 08-6 on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”).  SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 166 on its consolidated financial position, results of operations or cash flows. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of SFAS No. 167 on its consolidated financial position, results of operations or cash flows. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”).  This statement replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”).  Effective July 1, 2009, the Codification becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  This statement will be effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have any impact to our consolidated financial position, results of operations or cash flows.  The adoption will require us to prospectively replace references to previously existing non-SEC accounting and reporting standards with the respective sections of the Codification.

Note 3 — Assets Held for Sale

Assets held for sale at December 31, 2008 included the corporate aircraft which was sold on January 20, 2009 to an unrelated third party for $3.7 million, net of $0.1 million of commissions. There were no assets held for sale as of June 30, 2009.

Note 4 — Notes Receivable

Notes receivable consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida.(a)	$6,704	$6,999
Note receivable from the sale of our 50% equity interest in land. Issued in May 2007 with original face amount of $4.5 million with no interest. Matured December 2007 and is collateralized by 74 acres of land in Southwest Florida (“Tranquility Bay”).(b)	2,627	2,583
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader™ software revenue. Payable in 36 equal monthly installments through September 2011.	244	299
Total of notes receivable	9,575	9,881
Less: current portion (included in Other current assets)	(207)	(204)
Notes receivable, net of current portion	$9,368	$9,677

(a) The June 30, 2009 balance is net of a $0.2 million impairment charge.

(b) The balances are net of a $1.4 million estimated reserve and a $0.5 million impairment charge. See Note 13 — Contingencies - Litigation for further discussion of Tranquility Bay.

Note 5 —Deferred Revenue and Deferred Course Expenses

Deferred revenue is recorded upon the sale of seminars, online courses, coaching sessions, software and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized as revenue over the period that the services are performed. Under the Company’s revenue recognition policy, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon attendance at the training seminar or delivery of the service. As our courses are generally attended over a period of time, there may be a significant time lag between receipt of the customer’s payment and their attendance. In addition, as contracts for services are generally non-refundable, we apply a course breakage calculation based on historical attendance patterns which results in the recognition of revenue upon contract expiration for those customers who will not attend future courses.

The components of deferred revenue on our Condensed Consolidated Balance Sheets are as follows (in thousands):

Deferred revenue	June 30, 2009	December 31, 2008
Proprietary Brands	$15,857	$26,284
Rich Dad™ Education	112,853	90,358
Total deferred revenue—current portion	128,710	116,642

Total deferred revenue—long-term portion (included in Other long-term liabilities)	99	70
Total deferred revenue	$128,809	$116,712

Under the Company’s deferred course expenses policy, we capitalize and defer commissions and direct fees paid to our speakers until such time as the revenue is earned. Our speakers, who are independent contractors, earn commissions on the cash receipts received at our educational events and are paid approximately 30 to 45 days after the educational event. The deferred course expenses are tracked based upon the contractual commission rates and licensing fees paid. The deferred course expenses are expensed as the corresponding deferred revenue is recognized.

The components of deferred course expenses on our Condensed Consolidated Balance Sheets are as follows (in thousands):

Deferred course expenses	June 30, 2009	December 31, 2008
Proprietary Brands	$1,957	$3,192
Rich Dad™ Education	22,996	18,878
Total deferred course expenses—current portion	24,953	22,070

Total deferred course expenses—long-term portion (included in Other assets)	17	13
Total deferred course expenses	$24,970	$22,083

Note 6 — Certain Relationships and Related Transactions

Gulfstream Development Group, LLC

At June 30, 2008, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”) in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses. Customers were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer. Gulfstream constructed homes on lots owned by our customers. Under a Referral Services Agreement with Gulfstream, Gulfstream agreed to pay the Company $2,500, with $500 of that being paid to Company trainers who assisted in the referral for each customer that the Company referred to Gulfstream. No fees were paid to the Company under this arrangement during the second quarter ended June 30, 2008. Our relationship with Gulfstream Development Group, LLC was terminated in 2008.

Mr. Whitney received the following payments from Gulfstream during the quarter ended June 30, 2008; (i) salary of $30,000 and (ii) transaction-based compensation of $334,636. No information is available for the comparable period in 2009, as Mr. Whitney resigned from the Board of Directors on March 30, 2009.

Mr. Whitney received the following payments from Gulfstream during the six months ended June 30, 2008; (i) salary of $60,000; (ii) transaction-based compensation of $898,100 and (iii) distributions of $225,000.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of June 30, 2009, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”). We have a 62.9 % ownership interest in the entities totaling $1.3 million, which is included in Other assets. The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting. For the six months ended June 30, 2009 and 2008, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $32,000 and $0.4 million, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A. which owns a one-third interest in Monterey Group, S.A. whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50.0% of Monterey del Llano, S.A. and 22.0% of Monterey Group, S.A.  Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities.

Note 7 — Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  Management evaluates its ability to realize its deferred tax assets on an annual basis and adjusts its valuation allowance when it believes that it is more likely than not that all or a portion of the asset will not be realized.

During the six months ended June 30, 2009 and 2008, the Company recorded a net income tax expense of $0.4 million and $0.4 million, respectively, primarily due to alternative minimum tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we did not have sufficient net operating losses to offset taxable income.

On March 17, 2009 we were notified by the Internal Revenue Service (“IRS”) that our Company’s federal tax returns for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 are under examination. The results of this examination, and any other issues discussed with the IRS in the course of the examination, may result in changes to the Company’s future tax liability.

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008

Notes payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate. $2.6 million due at maturity (April 2016) and is unsecured(a)	$2,887	$2,907
Other installment notes payable for equipment financing at weighted average interest rates of 9.6% and 9.6% at June 30, 2009 and December 31, 2008, respectively	68	93
Total long-term debt	2,955	3,000
Less: current portion (included in Other current liabilities)	(88)	(87)
Long-term debt, net of current portion	$2,867	$2,913

(a) Should the associated real property be sold and the related note receivable be satisfied in full, we intend to satisfy these notes payable in full.

Note 9 — Net Loss per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. As of June 30, 2009 and June 30, 2008, in accordance with the treasury stock method, there were no dilutive effects of the outstanding stock options or warrants. There were 241,350 stock options and 690,719 warrants to purchase common stock outstanding as of June 30, 2009 and 1,032,650 stock options and 890,719 warrants to purchase common stock as of June 30, 2008.

Note 10 — Stock Options and Restricted Shares

The Company’s 1998 Stock Option Plan expired in August 2008. As discussed in Note 9 — Net Loss per Share, 241,350 stock options remain outstanding at June 30, 2009. The expense associated with the vested portion of these options is $20,000 for the full year 2009, and was recorded in the first quarter ended March 31, 2009.

In September 2008, the Compensation Committee granted 600,000 restricted performance shares to our Chief Executive Officer, Charles Peck. As new directors are appointed to the Board of Directors, the Company may grant stock options consistent with sign-on grants provided to non-employee directors in previous years.  These grants are subject to the Board of Directors and shareholder approval of the 2009 Incentive Plan (“Incentive Plan”). The Board of Directors approved the Incentive Plan on July 9, 2009. As of June 30, 2009, the Incentive Plan has not been approved by shareholders, thus no compensation expense was recognized in the second quarter of 2009.

Note 11 — Noncontrolling Interest and Pro Forma Information

The following reflects the equity activity, including our noncontrolling interest, for the period ended June 30, 2009 (in thousands):

	Whitney Information Network, Inc.
	Common stock amount	Additional paid-in capital	Cumulative foreign currency translation adjustment	Accumulated deficit	Noncontrolling interest	Total stockholders’ deficit
Balance at December 31, 2008	$2,591	$2,507	$1,236	$(59,008)	$—	$(52,674)
Distributions to noncontrolling interest	—	—	—	—	(256)	(256)
Stock option compensation expense	—	20	—	—	—	20
Foreign currency translation adjustment	—	—	(908)	—	(324)	(1,232)
Net loss	—	—	—	(2,385)	(8,260)	(10,645)
Balance at June 30, 2009	$2,591	$2,527	$328	$(61,393)	$(8,840)	$(64,787)

The following table reconciles the reported net loss attributable to Whitney Information Network, Inc. (“WIN”) to the pro forma consolidated net loss and net loss per share that would have been attributable to WIN had the Company not adopted the provisions of SFAS No. 160 on January 1, 2009:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amount)	2009	2008	2009	2008
Net loss attributable to WIN, as reported	$(3,260)	$(1,891)	$(2,385)	$(5,825)
Net loss attributable to noncontrolling interest	(4,122)	—	(8,260)	—
Net loss attributable to WIN, pro forma	$(7,382)	$(1,891)	$(10,645)	$(5,825)

Basic and diluted net loss per share attributable to WIN’s common stockholders, as reported	$(0.28)	$(0.16)	$(0.20)	$(0.50)
Basic and diluted net loss per share attributable to WIN’s common stockholders, pro forma	$(0.63)	$(0.16)	$(0.91)	$(0.50)

The Company recorded distributions of $0.3 million on April 22, 2009 and $1.6 million on March 28, 2008 to the RDE noncontrolling interest, Rich Global. The 2009 distribution was related to conference income earned. These distributions were made in accordance with the Operating Agreement between Whitney Education Group and Rich Global.

Note 12 — Segment Information

The Company operates primarily in two business segments, Proprietary Brands and Rich Dad™ Education.  Our revenue is generated through the sale of real estate and financial instruments education courses, programs and products and is categorized into segments depending on the channel under which the customer was acquired.  Operating results for the reportable segments are evaluated regularly by executive management. Please see Note 5 — Deferred Revenue and Deferred Course Expenses for the categorization of these items by segment at June 30, 2009.

Our segment revenue and gross profit are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Segment revenue:	2009	2008	2009	2008

Proprietary Brands:
Real estate education	$4,011	$12,868	$8,747	$30,797
Financial instruments education	3,054	6,458	6,155	13,554
Sub-total	7,065	19,326	14,902	44,351
Rich Dad™ Education:
Real estate education	18,784	22,664	40,521	40,243
Financial instruments education	3,290	615	6,178	615
Sub-total	22,074	23,279	46,699	40,858
Total consolidated revenue	$29,139	$42,605	$61,601	$85,209

	Three months ended June 30,		Six months ended June 30,
Segment gross profit(1):	2009	2008	2009	2008

Proprietary Brands:
Real estate education	$1,883	$7,275	$5,451	$17,250
Financial instruments education	2,078	3,224	3,427	5,809
Sub-total	3,961	10,499	8,878	23,059
Rich Dad™ Education:
Real estate education	8,560	8,982	18,245	17,009
Financial instruments education	826	(373)	1,541	(485)
Sub-total	9,386	8,609	19,786	16,524
Total consolidated gross profit	$13,347	$19,108	$28,664	$39,583

(1) Segment gross profit is calculated as revenue less direct course expenses and is impacted by intersegment fulfillment charges.

For the quarter ended June 30, 2009, 81.8% of our revenue was generated domestically and 18.2% was generated internationally. For the quarter ended June 30, 2008, 85.7% of our revenue was generated domestically and 14.3% was generated internationally. For the six months ended June 30, 2009, 84.7% of our revenue was generated domestically and 15.3% was generated internationally. For the six months ended June 30, 2008, 87.0% of our revenue was generated domestically and 13.0% was generated internationally.

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

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf and David Gengler, two former independent contractors, with one count of conspiracy to commit mail fraud and wire fraud. Woolf and Gengler were alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc. subsidiary at the time of their alleged criminal activities. The defendants are no longer independent contractors for the Company or any of its subsidiaries. On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for EduTrades, Inc. On April 13, 2009, a trial was commenced on the criminal charges only. On May 7, 2009, the jury returned a guilty verdict as to both Woolf and Gengler. Sentencing in the criminal matter is currently scheduled for October 6, 2009.

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

On December 28, 2006, Rodney Durham, an alleged shareholder of the Company, filed a putative class action suit (“Durham/Friedman Lawsuit”) against the Company and Russell A. Whitney and Nicholas S. Maturo in the United States District Court for the Middle District of Florida (the “Florida Court”) seeking unspecified compensatory damages, unspecified equitable relief, and attorney’s fees and costs for alleged violations of federal securities laws. On July 10, 2007, an amended complaint was filed (the “First Amended Complaint”) by new court-appointed lead plaintiff, Arnold Friedman who replaced Mr. Durham. On December 8, 2008, Friedman, on behalf of all investors who acquired the Company’s common stock from August 11, 2005 through and including December 15, 2006, filed a second amended complaint (the “Second Amended Complaint”) against the Company, Russell A. Whitney, Nicholas S. Maturo, Ronald S. Simon, Alfred R. Novas, John F. Kane, Rance Masheck (all former officers and/or directors of the Company), and Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent outside auditor. Friedman seeks class certification, damages, injunctive relief, attorney costs and fees and other relief deemed appropriate by the Florida Court. On January 30, 2009, the Company, along with defendants Whitney, Simon, Novas, Kane, and Maturo moved to dismiss the Second Amended Complaint, arguing that plaintiffs have not and cannot state claims against them as a matter of law and that the claims against them should be dismissed with prejudice. This case has not been certified as a class action and discovery is stayed. On July 9, 2009 a hearing was held on our motion to dismiss and we await a ruling. We will vigorously defend against the claims made in this lawsuit.

On March 8, 2007, the Company was served a shareholder derivative complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the Florida Court. The complaint alleges that the named defendants breached certain fiduciary duties and violated certain securities laws. On December 4, 2008, Robert Ghosio, Jr., on behalf of nominal defendant Whitney Information Network, Inc., filed an amended derivative lawsuit in the Florida Court alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Ghosio seeks damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the court. The case is currently stayed pending the expiration of the stay of discovery currently in place in the related Durham/Friedman Lawsuit. We will vigorously defend against the claims made in this lawsuit.

The Company, certain of its subsidiaries, and certain of its former officers and directors (“Company Defendants”) are involved in litigation arising out of the Company’s past business activities with Gulfstream Development Group, LLC (“Gulfstream”). The plaintiffs in each of these cases seek to hold the Company Defendants liable for losses the plaintiffs are alleged to have suffered as a result of the plaintiffs’ business dealings with Gulfstream as described in Note 6 — Certain Relationships and Related Transactions.

On March 22, 2007, our wholly-owned subsidiary, Whitney Education Group, Inc. (“WEG”) received a complaint styled Glenn Acciard, et al. v. Russell Whitney, individually, John Kane, individually and WEG, et al., filed in the Circuit Court of the Twentieth Judicial Court in and for Lee County, Florida (“Lee County Court”) alleging that the WEG, two of our former executive officers, and 18 other defendants not associated with the Company breached certain of their alleged fiduciary duties to the named plaintiffs, all of whom are alleged to be our customers. The allegations in the complaint include claims of constructive and common law fraud and other violations. The plaintiffs seek unspecified monetary damages, unspecified punitive damages, interest, a refund of the purchase price of the lots sold to the plaintiffs, costs, attorney’s fees and unspecified equitable relief. On July 31, 2007, the case was removed to the Florida Court. On March 28, 2008, the Company and Wealth Intelligence Academy, Inc. (“WIA”) were added as defendants. On January 20, 2009, the Company, Mr. Kane, WEG, and WIA filed an answer and affirmative defenses to the Acciard lawsuit. The case is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

On August 23, 2007, WEG received a complaint styled Sirli Jehe and Kalev Kruuk v. Russell Whitney, John Kane, WEG, et al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Deceptive and Unfair Trade Practices Act. The plaintiffs seek a refund of the price of the lots sold to them by a third party defendant, monetary damages in excess of $100,000, unspecified punitive damages, costs, attorney’s fees, and unspecified equitable relief. Numerous motions to dismiss are currently pending. We will vigorously defend against the claims made in this lawsuit.

On September 21, 2007, WEG received a complaint styled Jeffrey Watson v. Whitney Education Group, Inc. and Russell Whitney filed in the Lee County Court that alleges that WEG and Mr. Whitney breached a customer contract, violated the Florida Deceptive and Unfair Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud. Motions to dismiss plaintiff’s complaint are currently pending. The plaintiff seeks unspecified compensatory damages, unspecified punitive damages, and a declaratory judgment determining the rights of the parties, attorney’s fees and costs. A motion to dismiss filed on behalf of the Company is currently pending. We will vigorously defend against the claims made in this lawsuit.

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

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about consumer-investors who attended the Company’s Millionaire University (“MU”) course and invested in Florida homes built by Gulfstream, Gulfstream Realty (“GR”) and Gulfstream Realty and Development, LLC (“GRD”) since August 1, 2004, as well as about the Company’s earnings received from Gulfstream, GR and GRD. The Company has produced documents responsive to the subpoena.

On January 23, 2008, we filed a foreclosure lawsuit in the Lee County, Florida Court against Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to a mortgage and/or security agreement, and/or guaranty. Tranquility Bay defaulted on its note payment of $4.5 million to the Company that was due on or before December 31, 2007. In our lawsuit, we are seeking a judgment of foreclosure on the mortgage instrument, or in the alternative, a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the real property. Additionally, we seek damages from Anthony Scott Dunlap pursuant to a personal guarantee that Mr. Dunlap gave in relation to the mortgage and promissory note. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment in the allotted time. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful and the Company intends to exercise its rights under the settlement agreement to receive title to the real property that is subject to the mortgage and to the membership interests of Tranquility Bay.

The Company and Russell A. Whitney and WIN CR II Trust (“Trust”), a Company affiliate, are engaged in a series of legal actions with M. Barry Strudwick and Susan Weiss and others relating to Monterey del Mar, S. A. (“MDMSA”), a Panamanian company, which owns a hotel in Costa Rica (the “Hotel”). The Company owns a 62.9% interest in MDMSA.

In December 2006, the Company filed suit in the United States District Court for the Eastern District of New York against Susan Weiss for defamation. Ms. Weiss has filed a counterclaim seeking $2.5 million in compensatory damages and punitive damages in an amount exceeding $7.5 million. The parties are currently conducting extensive discovery. The parties are mediating the dispute through the magistrate judge. We will vigorously defend against the claims made by Weiss in this lawsuit.

On January 26, 2007, the Company and the Trust filed an action against Mr. Strudwick, Ms. Weiss, and others that is now pending in the Florida Court. The Company seeks declaratory and monetary relief for conspiracy, conversion, tortious interference, malpractice, and other causes of action arising out of the Company’s and the Trust’s claims that Weiss and Strudwick wrongfully conspired to seize control of MDMSA. The defendants have filed various motions to dismiss. Discovery is stayed pending a ruling from the Florida Court.

On January 31, 2008, Mr. Strudwick and Ms. Weiss filed suit against the Company and Russell Whitney, among others, in Maryland Circuit Court for Baltimore County alleging defamation, injurious falsehood, abuse of process, tortious interference with prospective business advantage, and invasion of privacy relating to alleged acts and statements surrounding the alleged attempt by Mr. Strudwick to develop and sell real property in Costa Rica and Ms. Weiss’ attempt to seize control of MDMSA. Plaintiffs seek compensatory damages of $18 million and punitive damages of $50 million. On October 27, 2008, Mr. Strudwick and Ms. Weiss filed a First Amended Complaint, adding an additional defendant, the Company’s former counsel, Scott Rothstein and his law firm, Rothstein Rosenfeldt Adler, P.A. The case had been removed to the U.S. District Court for Maryland but has been remanded back to the Maryland Circuit Court for Baltimore County. The case is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

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

On April 13, 2009, the Company and two of its subsidiaries, WEG and WIA, were served with a complaint filed by Learning Annex Holdings, LLC and Learning Annex, LLC (collectively “Learning Annex”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, misappropriation of business opportunity, breach of fiduciary duty, breach of covenant to negotiate in good faith, constructive trust, breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, equitable estoppel, unjust enrichment, quantum meruit, and fraud arising out of an alleged agreement to form a business relationship. On April 20, 2009, RDE was served with the complaint. The case was removed to the United States District Court for the Southern District of New York on May 8, 2009. We filed an answer and affirmative defenses to the complaint on June 12, 2009. The case is currently in the discovery stage. The Company intends to vigorously defend itself against the claims made in the lawsuit.

On March 27, 2009, RDE received a notice of default from Rich Global under the License Agreement between Rich Global and RDE dated July 18, 2006 (“RD License Agreement”), alleging, among other items, that RDE has failed to make certain payments required under the RD License Agreement and related agreements, and demanding that RDE and the Company cure the alleged events of default within 30 days. The nominal aggregate amount of the items claimed in the notice appears to be not more than $10.0 million. The Company believes that each item alleged in the notice is either without merit or has already been appropriately resolved or provided for by the Company with supporting documentation. The Company expects the claims to be resolved pursuant to the dispute resolution procedures of the RD License Agreement.

The Company is involved from time to time in routine legal matters incidental to our business, including requests from state regulatory agencies. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 14 — Subsequent Events

During the period from July 1, 2009 through August 10, 2009, there were no recognized subsequent events requiring recognition in the financial statements and the following non-recognized subsequent events requiring disclosure:

On July 6, 2009 Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC failed to make a settlement payment owed pursuant to an agreement in principle made on May 4, 2009. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful and the Company intends to exercise its rights under the settlement agreement to receive title to the real property that is subject to the mortgage and to the membership interests of Tranquility Bay.

On July 9, 2009 The Company and its subsidiary, WEG, received a summons and complaint filed by and on behalf of Rothstein Rosenfeldt Adler, P.A. in the Circuit Court in and for Broward County, Florida. The suit alleges damages totaling $348,000 for unpaid legal invoices. The Company intends to vigorously defend against the claims made in the lawsuit.

On July 23, 2009 the Company learned that the Attorney General of the State of Kansas was closing its investigation of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Whitney” and the terms “Company”, “we”, “us” and “our” refer to Whitney Information Network, Inc. and its wholly-owned and majority-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report reflect the beliefs of our management on the date of this Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason.

Executive Overview

Our Business

Our Company is a leading provider of educational training seminars, conferences and services across multiple delivery channels that help customers become financially literate through specialized instruction and mentoring. We provide customers with comprehensive instruction and mentoring in the topics of real estate and financial instruments investing, personal finance, entrepreneurism and self development in the United States, United Kingdom, Canada and Australia. We also teach an international land development course held in Costa Rica. Our educational training is offered in non-accredited free preview workshops, as well as basic and advanced courses.

In July 2006, we created Rich Dad Education, LLC (“RDE”) with Rich Global, LLC (“Rich Global”). This entity provides basic training courses under the Rich Dad™ Education Brand, which focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series is published in 46 languages, is available in 97 countries and has sold over 26 million copies worldwide.

We currently have three Rich Dad™ Education course series, including:

•                  Rich Dad™ Learn to be Rich -  focuses on real estate education,

•                  Rich Dad™ Stock Success - concentrates on financial instruments education, and

•                  Launch Your Business - provides entrepreneurial education.

We began offering our Rich Dad™ Learn to be Rich basic training to customers in the United States in 2006. In 2007, we expanded our Rich Dad™ Learn to be Rich training to include customers in Canada and the United Kingdom.

During 2008, we created the Rich Dad™ Stock Success series training and introduced it to customers in the United States and the United Kingdom. We began offering this training to our customers in Canada in 2009.

In June 2009, we expanded our Rich Dad™ Education offerings in the United States to include the Launch Your Business course.

For the quarter ended June 30, 2009, Rich Dad™ Education represented approximately 75.6% and our Proprietary Brands represented 24.4% of our revenue. Our international business, which includes both Rich Dad™ Education and Proprietary Brands, was 18.2% of our total revenue. Our strategy includes development of new brands and expansion to additional international markets.

In an effort to expand our brands, we entered into two licensing agreements in 2009. On March 25, 2009, we announced a strategic alliance with personal finance experts, Ken and Daria Dolan, to provide training and services designed to help people learn ways to secure their financial future. The new venture, dubbed “The Dolans’ Money Revolution™,” combines the Dolans’ knowledge of personal finance with the Company’s ability to create and distribute financial literacy training products through multiple distribution channels. On March 27, 2009, we announced a business alliance with media celebrity and motivational speaker, Montel Williams, which provides training and services through multiple distribution channels.

On April 22, 2009, we expanded our business operations to the Asia-Pacific. Our Asia-Pacific headquarters in Sydney, Australia serves the Australian, New Zealand and Indonesian markets. We began providing Building Wealth™ and Women in Wealth ™ training in this market in June 2009.

Educational Training Programs

Each month, we offer over 325 classes and training programs throughout our geographic markets. For the quarter ended June 30, 2009, basic training accounted for 13.8% of worldwide revenue and advanced training courses accounted for 76.3% of our worldwide revenue. The remaining 9.9% of revenue came from coaching, mentoring and our other educational services, products, and programs.

Basic Training Courses

In 2009, we offered basic training courses under the following marketing programs and brands:

Rich Dad™ Education was created by RDE, our 51%-owned limited liability company formed in conjunction with Rich Global. The courses are based on the real estate, financial instruments and entrepreneurship teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad. We currently have three Rich Dad™ Education course series, which are Rich Dad™ Learn to be Rich series focused on real estate education, Rich Dad™ Stock Success series focused on financial instruments education and Launch Your Business focused on entrepreneurial education. The series concentrates on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW ®.  These courses are offered in the United States, the United Kingdom and Canada.

Building Wealth ™ offers a curriculum focused on the general business of real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Customers are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis on creative financing strategies.  These courses are offered in the United Kingdom and Australia. These courses will be offered in Canada starting in August 2009.

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

Women in Wealth ™ teaches women how to take control of their financial circumstances, gain enough money and independence to achieve their goals and gain information on the latest cutting-edge wealth-building strategies and techniques. These courses are offered in the United Kingdom and Australia.

The Dolans’ Money Revolution ™ Brand reflects the personal finance expertise of Ken and Daria Dolan. Free preview workshop tests were conducted, followed by basic training courses focusing on debt/credit management, investment basics and retirement planning. Alternative marketing strategies are being tested for this series. These courses are offered in the United States. The seminar model tests were unsuccessful at price points required, therefore, lower price point offerings are being pursued.

Advanced Training Courses

Customers who attend our basic training courses may choose to continue with advanced training courses. The advanced training courses of study under the Wealth Intelligence Academy ® (“WIA”) Brand include:

Real Estate Advanced Courses	Financial Instruments Advanced Courses

•Millionaire U® RE Training	•Master Trader™ Training
•Asset Protection & Tax Relief	•Advanced Covered Calls
•Rich U™ Training	•The Trading Room™
•Wholesale Buying	•The Trading P.I.T.™
•Discount Notes & Mortgages	•Advanced Technical Analysis
•Profits in Probate	•The Advanced P.I.T.™
•Manufactured Mobile Homes & RV Parks	•Asset Protection & Tax Relief
•Foreclosure Training	•FACT (Futures and Commodity Trading)
•Rehabbing for Profit	•Focus FX
•Short Sales and Mortgages	•Stock Success Team
•Tax Liens & Deeds
•Lease Option
•Commercial Real Estate Investing
•Property Management & Cash Flow
•Land Investment & Development—Domestic
•Land Development—International
•Creative Real Estate Financing
•Real Estate Sales and Negotiating Techniques
•Apartment Conversion and Syndication (Canada)
•Distressed Property and Repossessions (United Kingdom)
•Asset Protection (United Kingdom)
•Lease Options / Purchase Options (United Kingdom)

We offer our customers several ways to access our educational content:

• Live instruction in classroom settings

• Onsite mentoring

• Telephonic coaching

• Electronic access

• Online Live

• On Demand Recorded

• DVDs

• Conferences

• Teleconferences

Customers can purchase a license to use supporting software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments.

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%

Direct course expenses	54.2	55.1	53.5	53.5
Advertising and sales expenses	41.3	28.9	38.0	33.4
General and administrative expenses(a)	29.2	20.8	25.5	21.3

Loss from operations	(24.7)	(4.8)	(17.0)	(8.2)

Other income, net	0.3	0.9	0.3	1.9

Loss before income taxes	(24.4)	(3.9)	(16.7)	(6.3)

Provision for income taxes	(0.9)	(0.5)	(0.6)	(0.5)

Net loss	(25.3)	(4.4)	(17.3)	(6.8)

Net loss attributable to noncontrolling interest	(14.1)	—	(13.4)	—

Net loss attributable to Whitney Information Network, Inc.	(11.2)%	(4.4)%	(3.9)%	(6.8)%

(a) General and administrative expenses include impairment of assets and special items expenses, which include direct costs associated with the SEC and DOJ investigations and the related class action and derivative lawsuits.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of special items (including the costs associated with the SEC and the DOJ investigations and the related class action and derivative lawsuits); interest income; interest expense; other income (expense), net; income tax (provision) benefit; stock option compensation expense; depreciation and amortization expense; and equity income (loss) from related parties. We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

The table below is a reconciliation of the Company’s net loss to EBITDA and Adjusted EBITDA for the periods set forth below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net loss	$(7.4)	$(1.9)	$(10.6)	$(5.8)
Impairment of assets	0.4	—	0.4	—
Special items	0.2	—	0.3	0.2
Other income, net	—	(0.6)	(0.3)	(0.9)
Provision for income taxes	0.3	0.2	0.4	0.4
Gain on sale of assets	—	—	—	(1.1)
Stock-based compensation	—	0.2	—	0.3
Depreciation and amortization expense	0.3	0.4	0.5	0.8
Equity loss from related parties	—	0.2	—	0.4
EBITDA	(6.2)	(1.5)	(9.3)	(5.7)

Net change in deferred revenue	6.2	0.9	12.1	15.2
Net change in deferred course costs	(1.4)	(1.0)	(2.9)	(5.3)
Adjusted EBITDA	$(1.4)	$(1.6)	$(0.1)	$4.2
Adjusted EBITDA as a percentage of cash received from course and product sales	(4.0)%	(3.7)%	(0.1)%	4.2%

Cash Sales

The following table provides a reconciliation of the Company’s cash sales by segment to its reported revenue. Cash sales performance is a metric used by management in assessing the performance of each of its business segments. Deferred revenue represents the difference between our cash sales and the impact of applying our revenue recognition policies to those cash sales. Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash received from course and product sales:
Proprietary Brands
Real estate education	$2.1	$6.0	$3.2	$16.3
Financial instruments education	0.6	3.0	1.2	7.9
Sub-total	2.7	9.0	4.4	24.2
Rich Dad™ Education
Real estate education	27.1	31.0	57.3	72.7
Financial instruments education	5.5	3.5	12.0	3.5
Sub-total	32.6	34.5	69.3	76.2
Total consolidated cash received from course and product sales	35.3	43.5	73.7	100.4

(Increase)/decrease in deferred revenue:
Proprietary Brands
Real estate education	1.9	6.9	5.5	14.5
Financial instruments education	2.5	3.5	5.0	5.7
Sub-total	4.4	10.4	10.5	20.2
Rich Dad™ Education
Real estate education	(8.3)	(8.3)	(16.8)	(32.5)
Financial instruments education	(2.3)	(3.0)	(5.8)	(2.9)
Sub-total	(10.6)	(11.3)	(22.6)	(35.4)
Total consolidated change in deferred revenue	(6.2)	(0.9)	(12.1)	(15.2)

Revenue:
Proprietary Brands
Real estate education	4.0	12.9	8.7	30.8
Financial instruments education	3.1	6.5	6.2	13.6
Sub-total	7.1	19.4	14.9	44.4
Rich Dad™ Education
Real estate education	18.8	22.7	40.5	40.2
Financial instruments education	3.2	0.5	6.2	0.6
Sub-total	22.0	23.2	46.7	40.8
Total consolidated revenue for financial reporting purposes	$29.1	$42.6	$61.6	$85.2

Business segments

We operate in two business segments: Proprietary Brands and Rich Dad™ Education. The contribution of revenue from each segment is as follows:

	Three months ended June 30,		Six months ended June 30,
As a percentage of total revenue	2009	2008	2009	2008

Proprietary Brands:
Real estate education	13.8%	30.3%	14.1%	36.1%
Financial instruments education	10.6	15.2	10.1	16.0
Sub-total	24.4	45.5	24.2	52.1
Rich Dad™ Education:
Real estate education	64.6	53.3	65.7	47.2
Financial instruments education	11.0	1.2	10.1	0.7
Sub-total	75.6	54.5	75.8	47.9
Total percentage of consolidated revenue	100.0%	100.0%	100.0%	100.0%

Proprietary Brands

Real estate education

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™ . We added to our brand portfolio by offering our customers additional real estate education offerings including Teach Me Foreclosure™ & Real Estate Investing as well as Making Money from Property with Martin Roberts and Women in Wealth™. In 2008, we suspended sales of our Proprietary Brand real estate offerings in the U.S. and Canada. We continue to offer the Building Wealth™ course in the United Kingdom and Australia. Teach Me Foreclosure™ was repurposed as a subscription-based product and is currently being offered in the United States.

Cash sales and revenue decreased to $2.1 million and $4.0 million, respectively, in the second quarter of 2009 compared with cash sales and revenue of $6.0 million and $12.9 million, respectively, in the second quarter of 2008.  The decrease in cash sales and revenue is primarily due to the discontinuation of the Russ Whitney®’s Building Wealth™ course in the U.S. and Canada and the reduced number of events held for Proprietary Brands.

Revenue was additionally impacted by the revenue recognized from course breakage, which was $0.6 million in the second quarter of 2009 compared with $4.4 million in the second quarter of 2008, a decrease of $3.8 million or 86.4%.

Financial instruments education

EduTrades™, the Proprietary Brands financial instruments education division, began operations in July 2002 with the acquisition of Teach Me to Trade ® and began sales in the fourth quarter of 2002. We provide education to avocational investors in financial instruments, such as stocks, options, futures, options on futures and foreign exchange. Our training teaches trading fundamentals as well as advanced technical analysis to potential investors. We added to our brand portfolio by offering our customers additional financial instruments education offerings including Teach Me™ Options Trading. We ceased sales of Teach Me to Trade ® in the U.S. in the second quarter of 2008 and in Canada in the fourth quarter of 2008. We continue to offer Teach Me to Trade ® in the United Kingdom.

Cash sales and revenue decreased to $0.6 million and $3.1 million, respectively, in the second quarter of 2009 compared with cash sales and revenue of $3.0 million and $6.5 million, respectively, in the second quarter of 2008.

The decrease in cash sales and revenue for the second quarter of 2009 compared with the second quarter of 2008 was primarily attributable to the cessation of sales of our Teach Me to Trade® Brand in the U.S. and Canada, partially offset by an increase in cash sales of EduTrader™ software subscriptions.

Revenue was additionally impacted by the revenue recognized from course breakage, which was $0.3 million in the second quarter of 2009 compared with $1.2 million in the second quarter of 2008, a decrease of $0.9 million or 75.0%.

Rich Dad™ Education

In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad™ Education Brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our RDE Brands provide investor and entrepreneurial education in the United States, United Kingdom and Canada.

Real estate education

Cash sales and revenue decreased to $27.1 million and $18.8 million, respectively, in the second quarter of 2009 compared with cash sales and revenue of $31.0 million and $22.7 million, respectively, in the second quarter of 2008.  We believe the decrease in cash sales and revenue is primarily attributable to a decrease in consumer spending and tightening credit markets which impacted the housing market and increased the perception of lower profit potential from real estate investments.

We have been unable to recognize breakage revenue for the RDE Brands as we lacked sufficient historical data to establish breakage trends. In December 2009, we will have two years of expired RDE Brands contract data and will begin to recognize breakage revenue on these brands at that time.

Financial instruments education

Cash sales and revenue in the second quarter of 2009 were $5.5 million and $3.2 million, respectively, compared with $3.5 million and $0.5 million, respectively, in the second quarter of 2008. The second quarter of 2008 was the commencement of business for this division and it is benefiting from interest in this new series.

Although the cash sales of RDE financial instruments courses are increasing, a substantial portion of the cash sales are deferred for revenue recognition purposes in the Condensed Consolidated Statement of Operations. We have been unable to recognize breakage revenue for the RDE Brands as we lacked sufficient historical data to establish breakage trends. In December 2009, we will have two years of expired RDE Brands contract data and will begin to recognize breakage revenue on these brands at that time.

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Revenue

Revenue for the quarter ended June 30, 2009 (“second quarter of 2009”) was $29.1 million, or a decrease of $13.5 million or 31.7%, from $42.6 million for the quarter ended June 30, 2008 (“second quarter of 2008”).

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions):

	Three months ended June 30,		% Change	% of total cash received
	2009	2008	2009 vs. 2008	2009	2008
Cash received from course and product sales:

Basic training sessions	$3.5	$5.1	(31.4)%	9.9%	11.7%
Advanced courses	25.6	30.4	(15.8)	72.5	69.9
Product sales	2.9	3.4	(14.7)	8.2	7.8
Other	3.3	4.6	(28.3)	9.4	10.6
Total cash received from course and product sales	35.3	43.5	(18.9)	100.0%	100.0%
Net change in deferred revenue	(6.2)	(0.9)	588.9
Revenue for financial reporting purposes	$29.1	$42.6	(31.7)%

The decrease in revenue in the second quarter of 2009 compared with the second quarter of 2008 is primarily due to the overall declining cash sales from our courses and products as well as the increase in the net change in deferred revenue. No course breakage was recognized for RDE Brands in the second quarters of 2009 or 2008 because we lacked sufficient historical data to establish breakage trends. In December 2009, we will have two years of expired RDE Brands contract data and will begin to recognize breakage revenue on these brands at that time. Course breakage for our Proprietary Brands in the second quarter of 2009 was $0.9 million compared with $5.6 million in the second quarter of 2008, a decrease of $4.7 million or 83.9%.

The following table illustrates the number of educational events, number of customers and average number of customers per paid course for the comparative periods:

	Three months ended June 30,		# Change	% Change	% of category
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008
Number of courses
Free preview workshops	830	1,461	(631)	(43.2)%	66.6%	73.9%
Basic training sessions	195	259	(64)	(24.7)	15.7	13.1
Advanced live courses	178	219	(41)	(18.7)	14.3	11.1
Advanced electronic courses	43	38	5	13.2	3.4	1.9
	1,246	1,977	(731)	(37.0)%	100.0%	100.0%

Number of attending customers
Basic training sessions	6,667	7,274	(607)	(8.3)%	61.9%	59.5%
Advanced live courses	3,109	3,994	(885)	(22.2)	28.9	32.7
Advanced electronic courses	999	948	51	5.4	9.2	7.8
	10,775	12,216	(1,441)	(11.8)%	100.0%	100.0%

Average customers per paid course
Basic training sessions	34.2	28.1	6.1	21.7%
Advanced live courses	17.5	18.2	(0.7)	(3.8)%
Average	26.2	23.6	2.6	11.0%

We had approximately 94,170 total registrants during the quarter ended June 30, 2009 compared with approximately 115,676 total registrants during the quarter ended June 30, 2008, a decrease of  21,506 or 18.6%. Approximately 18.7% of the customers attending the free preview workshops purchased one or more of our basic training sessions during the second quarter of 2009, a decline of 3.0 percentage points from 21.7% in the second quarter of 2008. For basic training sessions and advanced courses, the customer pays the tuition at the time of registering for the course or program. See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Three months ended June 30,
	2009	2008

Television	3.0%	22.1%
Direct mail	10.8	11.2
Website	27.3	25.9
Newspaper	3.0	4.9
Online advertising	44.3	26.5
Radio	11.6	9.4
Total	100.0%	100.0%

We continue to redirect our advertising focus away from television and towards website, online and radio media because we believe it is a more cost effective means to reach potential customers.

Changes in Deferred Revenue

Deferred revenue grew by $6.2 million in the second quarter of 2009 compared with an increase of $0.9 million in the second quarter of 2008. This faster rate in the growth of the deferred revenue balance is primarily attributable to the deferral of revenue related to our RDE Brands, partially offset by the recognition of deferred revenue as revenue related to our Proprietary Brands. In December 2009, we will have two years of expired RDE Brands contract data and will begin to recognize breakage revenue on these brands at that time.

	Three months ended June 30,		% Change 2009 vs.
(in millions)	2009	2008	2008
Change in deferred revenue	$6.2	$0.9	588.9%
Revenue for financial reporting purposes	$29.1	$42.6	(31.7)
Change in deferred revenue as a percentage of revenue	21.3%	2.1%

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Three months ended June 30,		% Change	Three months ended June 30,
	2009	2008	2009 vs. 2008	2009	2008

Product costs	$6.2	$6.2	—%	21.3%	14.6%
Course events	4.6	9.0	(48.9)	15.8	21.1
Commission, fees and payroll	3.9	6.6	(40.9)	13.4	15.5
Administrative fees and other	1.1	1.7	(35.3)	3.7	3.9
Total	$15.8	$23.5	(32.8)%	54.2%	55.1%

The decrease in direct course expenses is primarily attributable to the decrease in sales of our Proprietary and RDE Brands and tighter management and negotiation of seminar hotel rentals and travel expenses. As a percentage of revenue, these costs were less in the second quarter of 2009 compared with the second quarter of 2008.

Advertising and sales expenses

Advertising and sales expenses consist of two components:

•                  Purchased media to generate registrations to our free preview workshops, and

•                  Costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom, Canada and Australia. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels. In the second quarter of 2009, in Australia and the United States, we successfully tested the truncation of the sales process by generating registrations of our Basic Training without holding free Preview events.

The following table presents the expense categories that comprise advertising and sales expenses for the quarters ended June 30, 2009 and 2008, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions):

	Three months ended June 30,
Expense category	2009		2008
Television	$0.5	4.2%	$2.8	22.8%
Direct mail	0.9	7.5	1.0	8.1
Newspaper and magazine	0.6	5.0	0.6	4.9
Internet and website	4.3	35.8	0.8	6.5
Radio	1.6	13.3	3.0	24.4
Other	0.3	2.5	—	—
Total media spending	8.2	68.3	8.2	66.7
Telemarketing/outreach sales commissions	1.3	10.8	1.5	12.2
RDE licensing fees	2.5	20.9	2.6	21.1
Advertising and sales expenses	$12.0	100.0%	$12.3	100.0%

Media spending for the second quarter of 2009 was constant compared with the second quarter of 2008. Media spending as a percentage of revenue was 28.2% for second quarter of 2009 compared with 19.3% for the second quarter of 2008. This 8.9% increase in media spending as a percentage of revenue is primarily attributable to the decrease in sales of our Proprietary and RDE Brands and increased spending related to the launch of multiple new offerings, higher customer acquisition costs associated with increased marketplace saturation of the RDE Brands and inefficiencies realized in transitioning vendor relationships. We continued to redirect our media spending from television to Internet, website and radio advertising during the second quarter of 2009.

Media spending as a percentage of total media spending is presented in the following table:

	Three months ended June 30,
	2009	2008
Television	6.1%	34.1%
Direct mail	11.0	12.2
Newspaper and magazine	7.3	7.3
Internet and website	52.4	9.8
Radio	19.5	36.6
Other	3.7	—
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Three months ended June 30,		% Change	Three months ended June 30,
	2009	2008	2009 vs. 2008	2009	2008
Office and facility costs	$1.3	$1.3	—%	4.5%	3.0%
Salaries, wages and benefits	4.1	5.5	(25.5)	14.1	12.9
Professional fees	2.3	1.3	76.9	7.9	3.0
Other	0.8	0.8	—	2.7	1.9
Total	$8.5	$8.9	(4.5)%	29.2%	20.8%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits as a result of the Company’s continuing efforts to reduce its costs in relation to current business conditions. Salaries, wages and benefits expense for the second quarter of 2009 is favorable by $1.4 million and includes $0.5 million in accrued bonuses (as estimated under the Company’s current incentive bonus plan) compared with an adjustment of ($0.6) million for accrued bonuses for the same period in 2008.

Office and facility costs for the second quarter of 2009 include impairments of assets of $0.1 million related to BizFlow®, an accounts payable workflow software program, and $0.3 million related to our note receivable collateralized by a building. There were no impairments for the same period in 2008.

The increase in professional fees of $1.0 million includes $0.2 million of legal costs associated with our SEC and DOJ investigations which are considered special items, $0.1 million of accounting fees associated with our Internal Revenue Service examination and $0.6 million of legal expenses related to ongoing general litigation.

Other income, net

Other income, net was $0.1 million, a decrease of $0.3 million, in the second quarter of 2009 compared with the second quarter of 2008. The decrease in interest income is due to a reduction in the balances of our short-term investments accounts as well as a reduction in interest rates earned due to general economic conditions.

Income tax provision

Net income tax expense was $0.3 million, an increase of $0.1 million, in the second quarter of 2009 compared with the second quarter of 2008 due to alternative minimum tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we did not have sufficient net operating losses to offset taxable income.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Revenue

Revenue for the six months ended June 30, 2009 (“first six months of 2009” or “first half of 2009”) was $61.6 million, or a decrease of $23.6 million or 27.7%, from $85.2 million for the six months ended June 30, 2008 (“first six months of 2008” or “first half of 2008”).

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions):

	Six months ended June 30,		% Change	% of total cash received
	2009	2008	2009 vs. 2008	2009	2008
Cash received from course and product sales:
Basic training sessions	$7.5	$11.9	(37.0)%	10.2%	11.8%
Advanced courses	56.5	74.0	(23.7)	76.6	73.7
Product sales	5.8	8.1	(28.4)	7.9	8.1
Other	3.9	6.4	(39.1)	5.3	6.4
Total cash received from course and product sales	73.7	100.4	(26.6)	100.0%	100.0%
Net change in deferred revenue	(12.1)	(15.2)	(20.4)
Revenue for financial reporting purposes	$61.6	$85.2	(27.7)%

The decrease in revenue in the first six months of 2009 compared with the first six months of 2008 is primarily due to the overall declining cash sales from our courses and products as well as the increase in the net change in deferred revenue. No course breakage was recognized for RDE Brands in the first half of 2009 or 2008 because we lacked sufficient historical data to establish breakage trends. In December 2009, we will have two years of expired RDE Brands contract data and will begin to recognize breakage revenue on these brands at that time. Course breakage for our Proprietary Brands in the first half of 2009 was $3.9 million compared with $13.3 million in the first half of 2008, a decrease of $9.4 million or 70.7%.

The following table illustrates the number of educational events, number of customers and average number of customers per paid course for the comparative periods:

	Six months ended June 30,		# Change	% Change	% of category
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008
Number of courses
Free preview workshops	1,633	2,885	(1,252)	(43.4)%	67.0%	74.2%
Basic training sessions	371	561	(190)	(33.9)	15.2	14.4
Advanced live courses	347	370	(23)	(6.2)	14.2	9.5
Advanced electronic courses	88	73	15	20.5	3.6	1.9
	2,439	3,889	(1,450)	(37.3)%	100.0%	100.0%

Number of attending customers
Basic training sessions	13,902	18,472	(4,570)	(24.7)%	63.5%	67.9%
Advanced live courses	5,944	6,768	(824)	(12.2)	27.2	24.9
Advanced electronic courses	2,032	1,957	75	3.8	9.3	7.2
	21,878	27,197	(5,319)	(19.6)%	100.0%	100.0%

Average customers per paid course
Basic training sessions	37.5	32.9	4.6	14.0%
Advanced live courses	17.1	18.3	(1.2)	(6.6)%
Average	27.6	27.1	0.5	1.8%

We had approximately 198,856 total registrants during the six months ended June 30, 2009 compared with approximately 301,820 total registrants during the six months ended June 30, 2008, a decrease of 102,964 or 34.1%. Approximately 18.8% of the customers attending the free preview workshops purchased one or more of our basic training sessions during the first half of 2009, a decline of 2.2 percentage points from 21.0% in the first half of 2008. For basic training sessions and advanced courses, the customer pays the tuition at the time of registering for the course or program. See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Six months ended June 30,
	2009	2008

Television	3.6%	25.1%
Direct mail	9.6	11.1
Website	28.4	26.5
Newspaper	3.4	4.1
Online advertising	41.7	24.6
Radio	13.3	8.6
Total	100.0%	100.0%

We continue to redirect our advertising focus away from television and towards website, online and radio media because we believe it is a more cost effective means to reach potential customers.

Changes in Deferred Revenue

Deferred revenue grew by $12.1 million in the first half of 2009 compared with an increase of $15.2 million in the first half of 2008. This slower rate in the growth of the deferred revenue balance is primarily due to lower sales and the result of our expansion of the options for course delivery in order to reduce the number of expired contracts and the resulting breakage determination. In December 2009, we will have two years of expired RDE Brands contract data and will begin to recognize breakage revenue on these brands at that time. We have increased the number of courses offered on DVDs and via the Internet and expanded the number of location options for customers in the United States. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

(in millions)	June 30, 2009	June 30, 2008	% Change 2009 vs. 2008
Change in deferred revenue	$12.1	$15.2	(20.4)%
Revenue for financial reporting purposes	$61.6	$85.2	(27.7)
Change in deferred revenue as a percentage of revenue	19.6%	17.8%

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training sessions and advanced courses, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Six months ended June 30,		% Change	Six months ended June 30,
	2009	2008	2009 vs. 2008	2009	2008

Product costs	$11.1	$12.2	(9.0)%	18.1%	14.3%
Course events	10.4	18.2	(42.9)	16.9	21.4
Commission, fees and payroll	9.0	11.8	(23.7)	14.6	13.8
Administrative fees and other	2.4	3.4	(29.4)	3.9	4.0
Total	$32.9	$45.6	(27.9)%	53.5%	53.5%

The decrease in direct course expenses for all categories is primarily attributable to the decrease in sales of our Proprietary and RDE Brands and tighter management and negotiation of seminar hotel rentals and travel expenses. As a percentage of revenue, these costs remained constant in the first half of 2009 compared with the first half of 2008. In the second quarter of 2009, in Australia and the United States, we successfully tested the truncation of the sales process by generating registrations of our Basic Training without holding free Preview events.

Advertising and sales expenses

Advertising and sales expenses consist of two components:

•                  Purchased media to generate registrations to our free preview workshops, and

•                  Costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom, Canada and Australia. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

The following table presents the expense categories that comprise advertising and sales expenses for the six months ended June 30, 2009 and 2008, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions):

	Six months ended June 30,
Expense category	2009		2008

Television	$1.1	4.7%	$8.3	29.1%
Direct mail	1.5	6.4	2.4	8.4
Newspaper and magazine	1.1	4.7	1.3	4.6
Internet and website	8.3	35.5	3.6	12.6
Radio	3.4	14.5	4.3	15.1
Other	0.4	1.7	0.1	0.4
Total media spending	15.8	67.5	20.0	70.2
Telemarketing/outreach sales commissions	2.4	10.3	3.6	12.6
RDE licensing fees	5.2	22.2	4.9	17.2
Advertising and sales expenses	$23.4	100.0%	$28.5	100.0%

Our media spending decreased by 21.0% for the six months ended June 30, 2009 compared with the same period in 2008.  Media spending as a percentage of revenue was 25.7% for the first half of 2009 compared with 23.5% for the first half of 2008. This 2.2% increase in media spending as a percentage of revenue is primarily attributable to the decrease in sales of our Proprietary and RDE Brands and increased spending related to the launch of multiple new offerings, higher customer acquisition costs associated with increased marketplace saturation of the RDE Brands and inefficiencies realized in transitioning vendor relationships. We continued to redirect our media spending from television to Internet, website and radio advertising during the first half of 2009.

Media spending as a percentage of total media spending is presented in the following table:

	Six months ended June 30,
	2009	2008
Television	7.0%	41.5%
Direct mail	9.5	12.0
Newspaper and magazine	7.0	6.5
Internet and website	52.5	18.0
Radio	21.5	21.5
Other	2.5	0.5
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Six months ended June 30,		% Change	Six months ended June 30,
	2009	2008	2009 vs. 2008	2009	2008
Office and facility costs	$2.3	$2.7	(14.8)%	3.8%	3.2%
Salaries, wages and benefits	7.9	11.1	(28.8)	12.8	13.0
Professional fees	3.9	2.5	56.0	6.3	3.0
Other	1.6	1.8	(11.1)	2.6	2.1
Total	$15.7	$18.1	(13.3)%	25.5%	21.3%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of the Company’s continuing efforts to reduce its costs in relation to current business conditions. Salaries, wages and benefits for the first half of 2009 include $0.6 million in accrued bonuses compared with $1.5 million for the same period in 2008.

Office and facility costs for the first half of 2009 include impairments of assets of $0.1 million related to BizFlow®, an accounts payable workflow software program, and $0.3 million related to our note receivable collateralized by a building. There were no impairments for the same period in 2008.

The increase in professional fees of $1.4 million includes $0.3 million of legal expense related to the SEC and DOJ investigations which are considered special items, $0.1 million of accounting fees associated with our Internal Revenue Service examination and $1.0 million of legal expenses related to ongoing general litigation.

As a percentage of revenue, general and administrative expenses were higher in the six months ended June 30, 2009 compared with the six months ended June 30, 2008. This increase as a percentage of revenue was primarily driven by our declining revenue and our increased legal expenses.

Other income, net

Other income, net was $0.2 million, a decrease of $1.4 million, in the first half of 2009 compared with the first half of 2008 primarily due to the $1.1 million gain on the sale of investment properties recognized in the prior year’s first quarter.

Income tax provision

During the six months ended June 30, 2009 and 2008, the Company recorded a net income tax expense of $0.4 million and $0.4 million, respectively, primarily due to alternative minimum tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we did not have sufficient net operating losses to offset taxable income.

Known Trends

We continued to experience declining revenue in the Company’s Proprietary Brands during the first half of 2009, as discussed above. During the second and third quarters of 2008, we discontinued our Building Wealth ™ and our Teach Me to Trade ® Brands in the United States and Canada and reduced the number of events held for Proprietary Brands in response to economic trends. Building Wealth ™ will be reintroduced in Canada starting in August 2009. Our trend in sales of our Proprietary Brands has stabilized as a smaller percentage of our revenue.

Our RDE segment, which had experienced a rapid acceleration in sales in the first quarter of 2008, declined in the remaining three quarters of the year. In the first half of 2009, RDE sales were lower than the first half of 2008. We expect this trend of decreasing sales to stabilize through the remainder of the current year as new course offerings are introduced; however, this reflects management’s current expectations and is inherently uncertain. In June 2009, we began offering a new RDE course, Launch Your Business, which is focused on entrepreneurial education. In addition, in September 2009, we are planning to introduce an improved version of our Rich Dad™ Latin offering, Aprenda A Ser Rico™, which is the Spanish version of our current real estate course.

No course breakage was recognized for RDE Brands in the first half of 2009 or 2008 because we lack sufficient historical data to calculate and record course breakage for these offerings. In December 2009, we will have two years of expired RDE Brands contract data and will begin to recognize breakage revenue on these brands at that time. Based on the Company’s experience with other brands, management expects to recognize approximately $20 to $30 million in revenue related to RDE Brands’ breakage in the fourth quarter of 2009. We estimate that we will begin recognizing RDE Brands’ breakage in the fourth quarter of 2009. The impact of recording breakage revenue will be partially offset by related deferred course expenses and will have no effect on Adjusted EBITDA. RDE Brands’ breakage will result in the recognition of significant deferred revenue in our results of operations for 2009; however, this reflects management’s current expectations and is inherently uncertain.

Based on the continued trend of lower cash sales, we have taken actions to decrease costs, including reductions in staff, facilities consolidation, IT vendor renegotiations and media vendor fee reductions to align the size of the Company with projected revenue until new brands and expanded geographic locations contribute sales in the second half of 2009. Our media spending has decreased for the first six months of 2009 compared with the first half of 2008; however, media costs as a percentage of revenue have increased during this time period due to investments made to support the launch of multiple new offerings, higher customer acquisition costs associated with increased marketplace saturation of the RDE Brands and inefficiencies realized in transitioning vendor relationships. We expect that the costs associated with transitioning vendor relationships will not continue to impact media spending in the future.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.

Our agreement with Rich Global requires us to segregate our cash balances between (i) funds received from RDE customers, and (ii) funds received from the sale of our Proprietary Brands. The Company is restricted from using cash generated from the RDE Brands to pay for expenses incurred by our Proprietary Brands, except for the payment of license and management fees, reimbursement for the fulfillment of advanced courses purchased by RDE customers, and partner distributions paid when cash balances exceed the cost to fulfill outstanding customer contracts in accordance with our agreement with Rich Global.

As of June 30, 2009, our $36.5 million of total cash, cash equivalents and restricted cash balances included $27.1 million attributable to RDE and $9.4 million related to our Proprietary Brands business. As of December 31, 2008, the total cash, cash equivalents and restricted cash balances of $37.1 million included $27.9 million attributable to RDE and $9.2 million related to our Proprietary Brands. The decrease in the RDE cash balances in 2009 compared with 2008 reflects declining cash sales of RDE products and services during the first half of 2009.

Net cash used in operations was $2.0 million in the first half of 2009 compared with $0.4 million for the same period in 2008, an increase of $1.6 million. This increase reflected our decline in cash sales in both of our operating segments as discussed in the Business Segments section above and our increased cost of customer acquisition. The net cash used in the first half of 2008 included the $1.1 million gain on the sale of investment properties recognized in the prior year’s first quarter.

Net cash provided by investing activities was $3.6 million in the first six months of 2009 compared with $3.0 million from the first six months of 2008. In the first half of 2009, we received proceeds from the sale of our corporate aircraft of $3.7 million and in the first half of 2008, we received $3.0 million of proceeds from the sale of investments located in Costa Rica.

Net cash used in financing activities was $0.3 million for the first six months of 2009 compared with $1.7 million for the first six months of 2008. The change was primarily due to the $1.6 million in distributions paid to Rich Global in the first half of 2008.

We will use excess capital, if any, to invest in property and equipment, computer and software upgrades and geographic expansion. We will continue to pursue business opportunities, strategic acquisitions and/or alliances.

The majority of our cash equivalents were invested in short-term, liquid, money market funds and certificates of deposit with yields of less than 0.1% during the first half of 2009. Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $12.8 million at June 30, 2009 and $13.5 million at December 31, 2008. As of June 30, 2009, our $12.8 million of restricted cash balance included $9.7 million attributable to RDE and $3.1 million related to our Proprietary Brands business. As of December 31, 2008, the restricted cash balance of $13.5 million included $5.1 million attributable to RDE and $8.4 million related to our Proprietary Brands.

In connection with the investigations by the SEC, DOJ and related shareholder and derivative actions, we are continuing to expend financial resources, albeit significantly less than in prior periods. We estimate that through

June 30, 2009, we incurred over $12.9 million in professional and external direct costs associated with these matters in total ($0.3 million in the six months ended June 30, 2009). The costs of the investigations and legal proceedings may have a material adverse effect on us. We do not know what the full costs of the investigations or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital. However, the investigations by the SEC and DOJ and the related shareholder and derivative lawsuits may severely limit our ability to obtain external sources of capital, if necessary.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future. We intend to continue to use working capital for operating purposes. As of June 30, 2009, the portion of our consolidated deferred revenue that is related to our worldwide RDE business was $112.9 million.

We have experienced a decline in cash sales from both Proprietary Brands and RDE Brands during 2009. The Company has taken measures to reduce costs and diversify our course offerings in an effort to mitigate this decline in cash sales and the proportionate contribution from RDE. We have introduced new course offerings and will continue to do so in the future. No assurances can be made about the timing and extent of any contribution to sales or net income from these new brands or courses.

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

Non-core investments

Costa Rica

As of June 30, 2009, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”).  We have a 62.9 % ownership interest in the entities totaling $1.3 million, which is included in Other assets.  The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting.  For the six months ended June 30, 2009 and 2008, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately zero and $0.4 million, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A. which owns a one-third interest in Monterey Group, S.A. whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property.  Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50.0% of Monterey del Llano, S.A. and 22.0% of Monterey Group, S.A.   Monterey del Llano, S.A. and Monterey Group, S.A. are not operating entities and have no operating results.  Therefore, we do not record an equity interest related to these entities.

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

In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC, a Florida limited liability company, for the price of $4.2 million. As a part of this agreement, we loaned the buyer an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision. We secured the total receivable of $4.5 million with the buyer’s ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land. The note receivable on this property was due and payable on December 31, 2007. On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to the mortgage, security agreement and/or guarantee agreement. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment in the allotted time. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful and the Company intends to exercise its rights under the settlement agreement to receive title to the real property that is subject to the mortgage and to the membership interests of Tranquility Bay.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, included in our 2008 Annual Report.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”). This statement replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”).

Effective July 1, 2009, the Codification becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. This statement will be effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have any impact to our consolidated financial position, results of operations or cash flows. The adoption will require us to prospectively replace references to previously existing non-SEC accounting and reporting standards with the respective sections of the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement introduces the concept of financial statements being “available to be issued” and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim financial periods ending after June 15, 2009. The Company adopted these provisions in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Our management, with the participation and oversight of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective, as a result of the continued existence of material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report on Form 10-K.

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

b)             Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As described more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report, our Board of Directors, various Board committees and our new senior management team are developing and implementing new processes and procedures governing our internal controls over financial reporting. We believe that these measures will remediate the material weaknesses we have identified as of June 30, 2009 and strengthen our internal control over financial reporting and disclosure controls and procedures. Under the direction of our CEO and CFO, we will continue to review and revise, as warranted, the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address the material weaknesses.

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

WHITNEY INFORMATION NETWORK, INC.

Dated: August 14, 2009	By:	/s/ Charles M. Peck
Charles M. Peck
Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Anne M. Donoho
Anne M. Donoho
Chief Financial Officer