Form 10-Q
period 2009-09-30
TIGRENT INC
filed 2009-11-13
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-27403

TIGRENT INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1475486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1612 East Cape Coral Parkway, Cape Coral , Florida	33904
(Address of principal executive offices)	(Zip Code)

(239) 542-0643

(Registrant’s telephone number, including area code)

WHITNEY INFORMATION NETWORK, INC.

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

There were 11,738,587 shares of common stock outstanding as of November 2, 2009.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,089	$23,594
Restricted cash	12,865	13,492
Deferred course expenses, current portion	21,327	22,070
Income taxes receivable and prepayments	494	—
Other current assets	2,823	2,452
Inventory	506	953
Assets held for sale	—	3,748
Total current assets	52,104	66,309

Notes receivable, net of current portion	6,806	9,677
Property, equipment and intangible assets, net	3,534	4,241
Other assets	4,320	1,381
Total assets	$66,764	$81,608

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,215	$4,516
Income taxes payable	—	799
Deferred revenue, current portion	111,678	116,642
Accrued course expenses	1,167	1,440
Accrued salaries, wages and benefits	755	851
Other accrued expenses	5,172	6,611
Other current liabilities	806	288
Total current liabilities	122,793	131,147

Long-term debt, net of current portion	4,921	2,913
Other long-term liabilities	349	222
Total liabilities	128,063	134,282

Commitments and contingencies

Tigrent Inc.’s stockholders’ deficit:
Preferred stock	—	—
Common stock	2,591	2,591
Paid-in capital	2,540	2,507
Cumulative foreign currency translation adjustment	125	1,236
Accumulated deficit	(58,280)	(59,008)
Total Tigrent Inc.’s stockholders’ deficit	(53,024)	(52,674)
Noncontrolling interest	(8,275)	—
Total stockholders’ deficit	(61,299)	(52,674)
Total liabilities and stockholders’ deficit	$66,764	$81,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	$47,820	$34,713	$109,421	$119,922

Direct course expenses	17,630	18,896	50,567	64,522
Advertising and sales expenses	14,829	11,558	38,245	40,011
General and administrative expenses	7,536	11,149	23,250	29,280
Litigation settlement expenses	3,948	—	3,948	—

Income (loss) from operations	3,877	(6,890)	(6,589)	(13,891)

Other income, net	116	—	310	1,624

Income (loss) before income taxes	3,993	(6,890)	(6,279)	(12,267)

Provision for income taxes	(63)	(213)	(436)	(661)

Net income (loss)	3,930	(7,103)	(6,715)	(12,928)

Net income (loss) attributable to the noncontrolling interest	817	—	(7,443)	—

Net income (loss) attributable to Tigrent Inc.	$3,113	$(7,103)	$728	$(12,928)

Basic and diluted net income (loss) per share attributable to Tigrent Inc. common stockholders	$0.27	$(0.61)	$0.06	$(1.10)

Basic and diluted weighted average shares outstanding	11,739	11,739	11,739	11,739

Comprehensive income (loss):
Net income (loss)	$3,930	$(7,103)	$(6,715)	$(12,928)
Foreign currency translation adjustments	(455)	925	(1,687)	928
Comprehensive income (loss)	3,475	(6,178)	(8,402)	(12,000)
Comprehensive income (loss) attributable to noncontrolling interest	565	—	(8,019)	—
Comprehensive income (loss) attributable to Tigrent Inc.	$2,910	$(6,178)	$(383)	$(12,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,715)	$(12,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	768	1,061
Impairments of assets	350	2,717
Litigation settlement through issuance of secured long-term debt	2,600	—
Share-based compensation expense	33	498
Gain on sales of assets	—	(1,080)
Equity loss from related parties	57	600
Changes in operating assets and liabilities:
Restricted cash	627	(2,268)
Deferred course expenses	696	(6,548)
Income taxes receivable and prepayments	(494)	—
Inventory	447	(284)
Other current assets	(518)	2,025
Other assets	(127)	(38)
Accounts payable	(1,301)	(2,521)
Income taxes payable	(799)	244
Deferred revenue	(4,704)	17,930
Accrued course expenses	(273)	253
Accrued salaries, wages and benefits	(96)	(679)
Accrued executive severance	—	(1,625)
Other accrued expenses	(1,441)	29
Other liabilities	(148)	(91)
Net cash used in operating activities	(11,038)	(2,705)

Cash flows from investing activities:
Purchases of property and equipment	(163)	(308)
Proceeds from repayment of notes receivable	145	58
Investments in and advances to related parties	(195)	—
Proceeds from sales of assets	3,748	3,019
Net cash provided by investing activities	3,535	2,769

Cash flows from financing activities:
Distributions to noncontrolling interest	(256)	(1,576)
Proceeds from issuance of unsecured debt	—	7
Payments on secured and unsecured debt	(59)	(110)
Net cash used in financing activities	(315)	(1,679)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,687)	928

Net decrease in cash and cash equivalents	(9,505)	(687)
Cash and cash equivalents at beginning of period	23,594	33,012
Cash and cash equivalents at end of period	$14,089	$32,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

Supplemental non-cash disclosures:
Accounts receivable converted to a note receivable	$—	$335
Note receivable converted to investment in real estate (included in Other assets)	$2,627	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

The unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) include the accounts of Tigrent Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the “Company,” “Tigrent,” “we,” “us” or “our”). All intercompany balances and transactions have been eliminated in consolidation.

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

The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.

Effective at the beginning of the first quarter of 2009, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). Under the amended provision of this guidance, the noncontrolling interest should continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As the Company’s noncontrolling interest has historically been in a net deficit position, its noncontrolling interest was negative and was not previously disclosed. The noncontrolling interest reflected in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Loss represents the 49% membership interest held by Rich Global, LLC (“Rich Global”) in Rich Dad Education, LLC (“RDE”). The adoption of this guidance has changed, on a prospective basis, how the Company is presenting its operating results and statement of financial position. See Note 11 — Stockholders’ Deficit, Noncontrolling Interest and Pro Forma Information for additional disclosures.

Certain reclassifications have been made in the 2008 Condensed Consolidated Financial Statements to conform to the 2009 presentation.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Significant Accounting Policies and Related Information of its audited consolidated financial statements for the fiscal year ended December 31, 2008, included in the 2008 Annual Report. These accounting policies have not changed significantly. The Company added the following new accounting policies during the second and third quarters of 2009:

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Condensed Consolidated Balance Sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events are subcategorized into two types:  recognized and nonrecognized. For the period ended September 30, 2009, subsequent events have been evaluated through November 10, 2009, the date the financial statements were issued or were available to be issued.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”).  This guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification” or “ASC”).  Effective July 1, 2009, the Codification became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards.  This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the third quarter ending September 30, 2009 and it did not have any impact on the Company’s consolidated financial position, results of operations or cash flows. The adoption required us to prospectively replace references to previously existing non-SEC accounting and reporting standards with the respective sections of the ASC. For clarity, the Company has chosen to include Codification references, indicated as ASC references, in addition to traditional GAAP authority references in this report.

In May 2009, the FASB issued ASC 855, Subsequent Events, formerly SFAS No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance introduces the concept of financial statements being “available to be issued” and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim financial periods ending after June 15, 2009. The Company adopted this guidance in the second quarter ended June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 805, Business Combinations (“ASC 805”), formerly FASB Staff Position (“FSP”) No. 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), formerly SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with ASC 450, Contingencies, formerly SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (“FIN”) No. 14, Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5. This guidance also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 825, Financial Instruments, formerly FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends ASC 270, Interim Reporting, formerly Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC 320, Investments — Debt and Equity Securities, formerly FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company does not have any marketable securities which were previously subject to this guidance.

In April 2009, the FASB issued ASC 820, formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This guidance provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter ending June 30, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2008, the FASB ratified the final consensus reached in ASC 323, Investments — Equity Method and Joint Ventures, formerly Emerging Issues Tax Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF No. 08-6”).  This guidance resolves several accounting issues that arise in applying the equity method of accounting.  Most of these issues arise or become more prevalent upon the effective date of ASC 805, formerly SFAS No. 141R or ASC 810, formerly SFAS No. 160.  This guidance is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued ASC 260, Earnings per Share (“ASC 260”), formerly FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-06-1”). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in ASC 260, formerly SFAS No. 128, Earnings per Share. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the final consensus reached in ASC 815, Derivatives and Hedging, formerly EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). This guidance, which became effective in the first quarter of 2009, requires that a company which has an instrument that is determined to be a derivative under this guidance to take an initial charge as an adjustment to opening retained earnings and thereafter reflect any adjustment in the market price through the income statement. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC 350, Intangibles — Goodwill and Other, formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively.  The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued ASC 820, formerly FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The Company adopted this guidance on January 1, 2009 for nonfinancial assets and liabilities and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810, formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”).  This guidance establishes accounting and reporting standards for a parent company’s noncontrolling, or minority, interests in its subsidiaries.  This guidance also provides accounting and reporting standards for changes in a parent’s ownership interest of a noncontrolling interest as well as deconsolidation procedures.  This guidance aligns the reporting of noncontrolling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2009 and has reflected its required disclosures herein.

In December 2007, the FASB issued ASC 805, formerly SFAS No. 141 (revised 2007), Business Combinations - Revised (“SFAS No. 141R”).  This guidance changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”). This guidance applies to multiple-deliverable arrangements that are currently within the scope of ASC 605-25, Revenue Recognition, formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). This guidance modifies the separation criteria of EITF No. 00-21 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria: (i) the delivered items have value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. This guidance eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables as follows: (i) vendor-specific objective evidence (“VSOE”) of the selling price; (ii) third-party evidence (“TPE”) of the selling price — prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; or (iii) best estimate of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (Update 2009-05). This ASC 820 update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. This update will be effective for interim periods beginning after issuance. The Company is currently assessing the impact of this update on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of this update to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 860, Transfers and Servicing, formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”).  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 810, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  This guidance was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 3 — Assets Held for Sale

Assets held for sale at December 31, 2008, included the corporate aircraft which was sold on January 20, 2009, to an unrelated third party for $3.7 million, net of $0.1 million of commissions. There were no assets held for sale as of September 30, 2009.

Note 4 — Notes Receivable

Notes receivable consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida.(a)	$6,697	$6,999
Note receivable from the sale of our 50% equity interest in land known as “Tranquility Bay.”(b)	—	2,583
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader™ software revenue. Payable in 36 equal monthly installments through September 2011.	209	299
Total of notes receivable	6,906	9,881
Less: current portion (included in Other current assets)	(100)	(204)
Notes receivable, net of current portion	$6,806	$9,677

(a) The September 2009 balance is net of a $0.2 million impairment charge.

(b) On August 25, 2009, the Company exercised its rights under a settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay. As a result, the Company recorded the equity interest received as satisfaction of the note receivable. The equity interest in Tranquility Bay is included in Other assets. See Note 13 — Contingencies - Litigation for further discussion of Tranquility Bay.

Note 5 —Deferred Revenue and Deferred Course Expenses

Deferred revenue is recorded upon the sale of seminars, online courses, coaching sessions, software and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized as revenue over the period that the services are performed. Under the Company’s revenue recognition policy, we recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon attendance at the training program or delivery of the service. As our courses are generally attended over a period of time, there may be a significant time lag between receipt of the customer’s payment and their attendance. In addition, as contracts for services are generally non-refundable, we apply a course breakage calculation based on historical attendance patterns that results in the recognition of revenue upon contract expiration for those customers who will not attend future programs.

The components of deferred revenue on our Condensed Consolidated Balance Sheets are as follows (in thousands):

Deferred revenue	September 30, 2009	December 31, 2008
Proprietary brands	$12,751	$26,284
Rich Dad™ Education	98,927	90,358
Total deferred revenue—current portion	111,678	116,642

Total deferred revenue—long-term portion (included in Other long-term liabilities)	330	70
Total deferred revenue	$112,008	$116,712

Under the Company’s deferred course expenses policy, we capitalize and defer commissions and direct fees paid to our speakers, as well as licensing fees paid in connection with customer acquisition, until such time as the revenue is earned. Our speakers, who are independent contractors, earn commissions on the cash receipts received at our training events and are paid approximately 40 to 50 days after the training event. The deferred course expenses are expensed as the corresponding deferred revenue is recognized.

The components of deferred course expenses on our Condensed Consolidated Balance Sheets are as follows (in thousands):

Deferred course expenses	September 30, 2009	December 31, 2008
Proprietary brands	$1,595	$3,192
Rich Dad™ Education	19,732	18,878
Total deferred course expenses—current portion	21,327	22,070

Total deferred course expenses—long-term portion (included in Other assets)	60	13
Total deferred course expenses	$21,387	$22,083

Note 6 — Certain Relationships and Related Transactions

Gulfstream Development Group, LLC

At September 30, 2008, the Company had an agreement with Gulfstream Development Group, LLC (“Gulfstream”) in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses. Customers were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer. Gulfstream constructed homes on lots owned by our customers. Under a Referral Services Agreement with Gulfstream, Gulfstream agreed to pay the Company $2,500, with $500 of that being paid to Company trainers who assisted in the referral for each customer that the Company referred to Gulfstream. Our relationship with Gulfstream Development Group, LLC, was terminated in 2008.

Based upon information we received from Gulfstream:

Mr. Whitney received the following payments from Gulfstream during the quarter ended September 30, 2008: (i) salary of $10,000 and (ii) distributions of $39,643. The Company has not received information from Gulfstream or Mr. Whitney for the comparable period in 2009.

Mr. Whitney received the following payments from Gulfstream during the nine months ended September 30, 2008; (i) salary of $70,000; (ii) transaction-based compensation of $898,100 and (iii) distributions of $264,643. The Company has not received information from Gulfstream or Mr. Whitney for the comparable period in 2009.

A committee of independent members of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements.

Costa Rica

As of September 30, 2009, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively. We have a 62.9% ownership interest in the entities totaling $1.4 million, which is included in Other assets. The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting. For the nine months ended September 30, 2009 and 2008, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $57,000 and $0.6 million, respectively. See Note 8 — Long-Term Debt and Note 13 — Contingencies - Litigation for further discussion of litigation involving M. Barry Strudwick and Susan Weiss and related notes payable.

In addition, we own a 50% interest in Monterey del Llano, S.A., which owns a one-third interest in Monterey Group, S.A., whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A. Monterey del Llano, S.A., and Monterey Group, S.A., are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities.

A committee of independent members of the Board of Directors is reviewing the Costa Rica transactions regarding compliance with the applicable governance and related party transaction requirements.

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

During the nine months ended September 30, 2009 and 2008, the Company recorded a net income tax expense of $0.4 million and $0.7 million, respectively. For the nine months ended September 30, 2009, we have fully utilized our federal net operating loss carryforward balances and a portion of alternative minimum tax credits generated in periods in which the Company was subject to the alternative minimum tax. For the nine months ended September 30, 2008, we incurred net income tax expense primarily due to alternative minimum tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we did not have sufficient net operating losses to offset taxable income.

The Company’s net deferred tax asset as of September 30, 2009 was comprised primarily of deferred revenue offset by deferred expenses, and foreign net operating losses, and was reduced by a full valuation allowance.  The Company’s net deferred tax asset as of September 30, 2008 was comprised primarily of deferred revenue offset by deferred expenses, and foreign and domestic net operating losses, and was also reduced by a full valuation allowance.

On March 17, 2009, we were notified by the Internal Revenue Service (“IRS”) that our Company’s federal tax returns for the years ended December 31, 2005, December 31, 2006, and December 31, 2007, are under examination. The results of this examination, and any other issues discussed with the IRS in the course of the examination, may result in changes to the Company’s future tax liability.

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008

Note payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate. $2.6 million due at maturity (April 2016) and is unsecured.	$2,885	$2,907
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $2.3 million in September 2009. Principal and interest payable quarterly at a 6.00% interest rate beginning in 2010. Maturity in October 2012 and are to be secured by interests in MDM and Tranquility Bay.(a)	2,300	—
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $0.3 million in September 2009. Interest payable quarterly at an 8.00% interest rate beginning in 2010. Principal and interest payable quarterly beginning in 2013. Maturity in January 2014 and are to be secured by interests in MDM and Tranquility Bay.(a)	300	—
Other installment notes payable for equipment financing at weighted average interest rates of 9.6% and 9.6% at September 30, 2009, and December 31, 2008, respectively.	56	93
Total long-term debt	5,541	3,000
Less: current portion (included in Other current liabilities)	(620)	(87)
Long-term debt, net of current portion	$4,921	$2,913

(a) As of September 30, 2009, the carrying values of MDM and Tranquility Bay are $1.4 million and $2.6 million, respectively. See Note 13 — Contingencies - Litigation for further discussion of MDM and litigation involving M. Barry Strudwick and Susan Weiss and Tranquility Bay.

Note 9 — Net Income (Loss) per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and restricted performance shares, as appropriate. As of September 30, 2009, and September 30, 2008, in accordance with the treasury stock method, there were no dilutive effects of the outstanding stock options or warrants. There were 201,350 stock options and 690,719 warrants to purchase common stock outstanding and 600,000 restricted performance shares granted as of September 30, 2009, and 1,032,650 stock options and 890,719 warrants to purchase common stock as of September 30, 2008. There were no restricted performance shares outstanding as of September 30, 2009 or 2008. See Note 10 — Stock Options and Restricted Performance Shares for further discussion of stock options and restricted performance shares.

Note 10 — Stock Options and Restricted Performance Shares

The Company calculates share-based compensation expense in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), formerly SFAS No. 123 (revised 2004), Share-Based Payment. In accordance with ASC 718, we record compensation expense for all share-based payment awards made to employees and directors under the Company’s 1998 Stock Option Plan (“Stock Option Plan”) and the Company’s 2009 Incentive Plan (“Incentive Plan”) based on estimated fair value at the date of grant. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing valuation model. The value of the portion of the awards that is ultimately expected to vest is recognized as an expense over the requisite service periods. Stock options typically vest over four years under the Stock Option Plan and restricted stock award vesting is determined on an individual grant basis under the Incentive Plan. Under ASC 718, the Company determines the estimated value of stock option awards under the Stock Option Plan using the Black-Scholes valuation model and restricted performance shares under the Incentive Plan using a Barrier valuation model to estimate the fair value of the restricted stock and a Lattice valuation model to calculate the derived service period. ASC 718 requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to stock option compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes share-based compensation expense on a straight-line basis.

1998 Stock Option Plan

The Company’s 1998 Stock Option Plan expired in August 2008. As discussed in Note 9 — Net Income (Loss) per Share, 201,350 stock options remain outstanding at September 30, 2009. The expense associated with the vested portion of these options is $20,000 for the full year 2009, and was recorded in the first quarter ended March 31, 2009.

2009 Incentive Plan

The Company’s 2009 Incentive Plan, which was approved by the shareholders on September 2, 2009, authorized 1.3 million shares to be issued in various equity incentive instruments. As of September 30, 2009, we had awarded 600,000 restricted common shares of the 1.3 million shares authorized under the Incentive Plan to our Chief Executive Officer.

Grant to Chief Executive Officer

In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement (“Agreement”) with our Chief Executive Officer (“CEO”), Charles M. Peck, subject to shareholder approval which occurred on September 2, 2009. The Agreement provided for the issuance of 600,000 restricted shares of the Company’s Common Stock, which vest in accordance with certain market and service conditions. Provided that the CEO remains continuously employed by the Company from the grant date until the fourth anniversary of the Agreement date, which will be in September 2012, 100,000 shares will vest upon the achievement of each of the following market targets:

Description	Number of restricted shares	Market Condition
Tranche #1	100,000	the Closing Price of the Company’s Common Stock equals or exceeds $2.00 over the course of any twenty consecutive Trading Days
Tranche #2	100,000	the Closing Price of the Company’s Common Stock equals or exceeds $4.00 over the course of any twenty consecutive Trading Days
Tranche #3	100,000	the Closing Price of the Company’s Common Stock equals or exceeds $6.00 over the course of any twenty consecutive Trading Days
Tranche #4	100,000	the Closing Price of the Company’s Common Stock equals or exceeds $8.00 over the course of any twenty consecutive Trading Days
Tranche #5	100,000	the Closing Price of the Company’s Common Stock equals or exceeds $10.00 over the course of any twenty consecutive Trading Days;
Tranche #6	100,000	the Closing Price of the Company’s Common Stock equals or exceeds $12.00 over the course of any twenty consecutive Trading Days
Total	600,000

Several market targets may be reached simultaneously in connection with the achievement of a specific closing price in which case more than one tranche would vest at that time.

In accordance with ASC 718, because the restricted stock was subject to shareholder approval, they were not deemed to be granted for accounting purposes and no compensation cost was recognized prior to shareholder approval.  On September 2, 2009, when shareholder approval was obtained, we began recording compensation cost associated with the restricted stock. None of the restricted shares had vested as of September 30, 2009.

Valuation Model for Grant to Chief Executive Officer

Since the restricted stock embodies market conditions, ASC 718 requires the valuation to consider the likelihood that the market condition will be satisfied. Accordingly, a Barrier model was used to estimate the fair value of the Company’s restricted stock since this model is designed to accommodate dynamic assumptions including the probability of the market condition being satisfied in the future.

Compensation expense related to restricted stock is based on the value of the portion of the share-based payment award that is ultimately expected to vest during the service period. We are recognizing the compensation cost for the restricted stock on a straight-line basis over the requisite service period. The requisite service period is based on the longer of the derived service period (calculated as the output of a Lattice model) or the remaining explicit service period. Since the remaining explicit service period of 3.04 years was greater than the calculated derived service period for each tranche, compensation expense is being recorded straight-line over the 3.04 year explicit service period. Total unrecognized stock-based compensation expense for the restricted stock at September 30, 2009, was approximately $0.5 million. Stock-based compensation expense for the restricted stock which was recognized for the three months ended September 30, 2009, was approximately $13,000.

The following is a summary of the significant assumptions used to value the restricted stock using a Barrier pricing model as of the date of grant to Mr. Peck:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Tranche 5	Tranche 6

Boundary price(1)	$2.00	$4.00	$6.00	$8.00	$10.00	$12.00
Risk-free interest rate(2)	0.89%	1.39%	1.39%	1.39%	1.39%	1.39%
Expected volatility(1)	122.93%	103.33%	100.09%	100.69%	99.93%	99.44%
Estimated vest period (years)(3)	2.10	3.34	3.66	3.79	3.86	3.89
Grant date fair value of restricted performance shares granted during the period	$1.112	$0.979	$0.882	$0.822	$0.761	$0.707

Fair value hierarchy:

(1)          Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. The expected volatilities which are calculated upon our trading market prices are level 1 inputs.

(2)          Level 2 inputs are inputs other than quoted prices that are observable. The current published yields for zero-coupon United States Treasury Securities, with terms nearest the expected vesting period were used for our risk-free rate. The vesting period was obtained directly from the Agreement.

(3)          Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The probability of market target achievement used to determine the estimated vesting period was based on a Lattice model.

Note 11 — Stockholders’ Deficit, Noncontrolling Interest and Pro Forma Information

The following reflects the equity activity, including our noncontrolling interest, for the period ended September 30, 2009 (in thousands):

	Tigrent Inc.
	Common stock amount	Additional paid-in capital	Cumulative foreign currency translation adjustment	Accumulated deficit	Noncontrolling interest	Total stockholders’ deficit
Balance at December 31, 2008	$2,591	$2,507	$1,236	$(59,008)	$—	$(52,674)
Amortization of restricted performance-based shares(1)	—	13	—	—	—	13
Distributions to noncontrolling interest	—	—	—	—	(256)	(256)
Stock option compensation expense	—	20	—	—	—	20
Foreign currency translation adjustment	—	—	(1,111)	—	(576)	(1,687)
Net income (loss)	—	—	—	728	(7,443)	(6,715)
Balance at September 30, 2009	$2,591	$2,540	$125	$(58,280)	$(8,275)	$(61,299)

(1) Authorization of restricted stock grants per the Company’s Incentive Plan; no par value; 1,300,000 shares authorized; 600,000 shares granted. See Note 10 — Stock Options and Restricted Performance Shares.

The following table reconciles the reported net income (loss) attributable to Tigrent to the pro forma consolidated net income (loss) and net income (loss) per share that would have been attributable to Tigrent had the Company not adopted the provisions of ASC 810, formerly SFAS No. 160, on January 1, 2009:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amount)	2009	2008	2009	2008
Net income (loss) attributable to Tigrent, as reported	$3,113	$(7,103)	$728	$(12,928)
Net income (loss) attributable to noncontrolling interest	817	—	(7,443)	—
Net income (loss) attributable to Tigrent, pro forma	$3,930	$(7,103)	$(6,715)	$(12,928)

Basic and diluted net income (loss) per share attributable to common stockholders, as reported	$0.27	$(0.61)	$0.06	$(1.10)
Basic and diluted net income (loss) per share attributable to common stockholders, pro forma	$0.33	$(0.61)	$(0.57)	$(1.10)

The Company recorded distributions of $0.3 million on April 22, 2009, and $1.6 million on March 28, 2008, to the RDE noncontrolling interest, Rich Global. The 2009 distribution was related to conference income earned. These distributions were made in accordance with the Limited Liability Company Agreement between the Company and Rich Global.

Note 12 — Segment Information

The Company operates primarily in two business segments, Proprietary brands and Rich Dad™ Education. Our revenue is generated through the sale of real estate and financial instruments training courses, programs and products and is categorized into segments depending on the channel under which the customer was acquired. Operating results for the reportable segments are evaluated regularly by executive management. Please see Note 5 — Deferred Revenue and Deferred Course Expenses for the categorization of these items by segment at September 30, 2009.

Our segment revenue and gross profit are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Segment revenue:
Proprietary brands:
Real estate training	$3,827	$9,910	$12,574	$40,707
Financial instruments training	2,123	5,895	8,278	19,449
Sub-total	5,950	15,805	20,852	60,156
Rich Dad™ Education:
Real estate training	35,402	17,144	75,923	57,387
Financial instruments training	6,468	1,764	12,646	2,379
Sub-total	41,870	18,908	88,569	59,766
Total consolidated revenue	$47,820	$34,713	$109,421	$119,922

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Segment gross profit(1):
Proprietary brands:
Real estate training	$5,130	$3,420	$10,581	$20,670
Financial instruments training	1,043	3,698	4,470	9,507
Sub-total	6,173	7,118	15,051	30,177
Rich Dad™ Education:
Real estate training	21,251	8,588	39,496	25,597
Financial instruments training	2,766	111	4,307	(374)
Sub-total	24,017	8,699	43,803	25,223
Total consolidated gross profit	$30,190	$15,817	$58,854	$55,400

(1) Segment gross profit is calculated as revenue less direct course expenses and is impacted by intersegment fulfillment charges.

	September 30,	December 31,
	2009	2008	% Change

Segment identifiable assets:
Proprietary brands:
Real estate training	$3,965	$4,806	(1.0)%
Financial instruments training	1,538	2,644	(1.4)
Sub-total	5,503	7,450	(2.4)
Rich Dad™ Education:
Real estate training	35,144	46,095	(13.4)
Financial instruments training	4,207	2,259	2.4
Sub-total	39,351	48,354	(11.0)
Corporate	21,910	25,804	(4.8)
Total consolidated identifiable assets	$66,764	$81,608	(18.2)%

For the quarters ended September 30, 2009 and 2008, 91.0% of our revenue was generated domestically and 9.0% was generated internationally. For the nine months ended September 30, 2009, 87.5% of our revenue was generated domestically and 12.5% was generated internationally. For the nine months ended September 30, 2008, 88.1% of our revenue was generated domestically and 11.9% was generated internationally.

Note 13 — Contingencies

Litigation

On November 14, 2006, the Company was notified by the Securities and Exchange Commission (“SEC”) that it is conducting a formal, nonpublic investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market training programs, and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation.

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

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf and David Gengler, two former independent contractors, with one count of conspiracy to commit mail fraud and wire fraud. Woolf and Gengler were alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc. subsidiary at the time of their alleged criminal activities. The defendants are no longer independent contractors for the Company or any of its subsidiaries. On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for EduTrades, Inc. On April 13, 2009, a trial was commenced on the criminal charges only. On May 7, 2009, the jury returned a guilty verdict as to both Woolf and Gengler. On June 11, 2009, Woolf and Gengler filed a joint motion for a judgment of acquittal or in the alternative for a new trial (“Motion for Judgment of Acquittal”). On October 23, 2009, the Court issued its Order and Memorandum Opinion granting the Motion for Judgment of Acquittal on the basis of insufficient evidence to prove that Woolf or Gengler devised or knowingly participated in a scheme to defraud as alleged in the indictment and dismissing the indictment of Woolf and Gengler and finding that should the Court’s judgment of acquittal be reversed or vacated the interests of justice require a new trial.

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and the Company received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada on behalf of all persons who are alleged to have made various real estate investments at the alleged inducement of, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or the Company and/or Jean Lafrenière. The complaint seeks repayment of $39,235 to the petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief. On October 19-20, 2009, the Company argued its motions for lack of jurisdiction and to dismiss the authorization of the class claims against Whitney Information Network (“WIN”). We await a ruling from the court as to two motions. We will vigorously defend against the claims made in this lawsuit.

On December 28, 2006, Rodney Durham, an alleged shareholder of the Company, filed a putative class action suit (“Durham/Friedman Lawsuit”) against the Company and Russell A. Whitney and Nicholas S. Maturo in the United States District Court for the Middle District of Florida (the “Florida Court”) seeking unspecified compensatory damages, unspecified equitable relief, and attorney’s fees and costs for alleged violations of federal securities laws. On July 10, 2007, an amended complaint was filed (the “First Amended Complaint”) by new court-appointed lead plaintiff, Arnold Friedman who replaced Mr. Durham. On December 8, 2008, Friedman, on behalf of all investors who acquired the Company’s common stock from August 11, 2005 through and including December 15, 2006, filed a second amended complaint (the “Second Amended Complaint”) against the Company, Russell A. Whitney, Nicholas S. Maturo, Ronald S. Simon, Alfred R. Novas, John F. Kane, Rance Masheck (all former officers and/or directors of the Company), and Ehrhardt Keefe Steiner & Hottman PC, the Company’s independent outside auditor. Friedman sought class certification, damages, injunctive relief, attorney costs and fees and other relief deemed appropriate by the Florida Court. On January 30, 2009, the Company, along with defendants Whitney, Simon, Novas, Kane, and Maturo, moved to dismiss the Second Amended Complaint (“Defendants’ Motion to Dismiss”), arguing that plaintiffs have not and cannot state claims against them as a matter of law and that the claims against them should be dismissed with prejudice. On November 10, 2009, the Florida Court dismissed the Durham/Friedman Lawsuit on the grounds that the plaintiff failed to plead a securities fraud case.

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

The Company, certain of its subsidiaries, and certain of its former officers and directors (“Company Defendants”) are involved in litigation arising out of the Company’s past business activities with Gulfstream. The plaintiffs in each of these cases seek to hold the Company Defendants liable for losses the plaintiffs are alleged to have suffered as a result of the plaintiffs’ business dealings with Gulfstream as described in Note 6 — Certain Relationships and Related Transactions. The actions related to Gulfstream include:

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

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about consumer-investors who attended the Company’s Millionaire University (“MU”) course and invested in Florida homes built by Gulfstream, Gulfstream Realty (“GR”) and Gulfstream Realty and Development, LLC (“GRD”) since August 1, 2004, as well as the amount of payments received by the Company from Gulfstream, GR and GRD. The Company has produced documents responsive to the subpoena.

On January 23, 2008, we filed a foreclosure lawsuit in the Lee County, Florida Court against Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to a mortgage and/or security agreement, and/or guaranty. Tranquility Bay defaulted on its note payment of $4.5 million to the Company that was due on or before December 31, 2007. In our lawsuit, we sought a judgment of foreclosure on the mortgage instrument, or in the alternative, a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the real property. Additionally, we sought damages from Anthony Scott Dunlap pursuant to a personal guarantee that Mr. Dunlap gave in relation to the mortgage and promissory note. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment in the allotted time. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful. On August 25, 2009, the Company exercised its rights under a settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay. See Note 4 — Notes Receivable and Note 8 — Long-Term Debt for further discussions of Tranquility Bay.

The Company and Russell A. Whitney and WIN CR II Trust (“Trust”), a Company affiliate, are engaged in a series of legal actions with M. Barry Strudwick and Susan Weiss and others relating to Monterey del Mar, S. A. (“MDMSA”), a Panamanian company, which owns a hotel in Costa Rica (the “Hotel”). The Company owns a 62.9% interest in MDMSA. On September 13, 2009, the Company and Russell A. Whitney, its former Chief Executive Officer, entered into a settlement memorandum (“Settlement Memorandum”) with M. Barry Strudwick, Susan Weiss and certain other parties providing for settlement and release of certain claims with respect to our previously disclosed litigation relating to MDMSA and other matters. Under the terms of the Settlement Memorandum, the Company has agreed to pay Mr. Strudwick and Ms. Weiss a total of $3.8 million, as follows:  (i) $1.2 million is payable over a three month period, with the first payment of $600,000 due on or before September 30, 2009, and three payments of $200,000 each due on or before October 25, November 25 and December 25, 2009, respectively; and (ii) $2.6 million is payable pursuant to two promissory notes in the amount of $2.3 million (the “First Note”) and $300,000 (the “Second Note”), respectively. The First Note will bear interest at the rate of 6% per annum and will be payable in equal quarterly principal and interests payments over a three year period, with payments beginning on January 15, 2010, and subsequent quarterly payments due on the 15th of the applicable month for the balance of three years. The Second Note will bear interest at the rate of 8% per annum and will be payable over four years, with quarterly interest only payments in years one through three, and quarterly principal and interest payments in the fourth year. The First Note and the Second Note will be secured by the Company’s interests (i) in MDM and in that certain hotel property in Costa Rica operated for the benefit of MDM (“Hotel”); and (ii) the Company’s interest in Tranquility Bay, undeveloped real  property in Lee County, Florida (collectively, the “Real Estate Collateral”). See Note 6 — Certain Relationships and Related Transactions - Costa Rica and Note 8 — Long-Term Debt for further discussion of MDM and notes payable involving M. Barry Strudwick and Susan Weiss. The parties have agreed that any disputes pertaining to the settlement and its enforcement shall be decided by the New York Judge. The actions that are resolved as a result of the settlement include:

Suit filed in December 2006 by the Company in the New York Court against Susan Weiss for defamation. Ms. Weiss filed a counterclaim seeking $2.5 million in compensatory damages and punitive damages in an amount exceeding $7.5 million.

Suit filed on January 26, 2007 by the Company and the Trust against Mr. Strudwick, Ms. Weiss, and others in the Florida Court. The Company sought declaratory and monetary relief for conspiracy, conversion, tortious interference, malpractice, and other causes of action arising out of the Company’s and the Trust’s claims that Weiss and Strudwick wrongfully conspired to seize control of MDMSA. On September 30, 2009, the Company filed a Notice of Settlement. On October 2, 2009, the court issued an order dismissing the lawsuit and referring all remaining issues to the jurisdiction of the New York Court.

Suit filed on January 31, 2008 by Mr. Strudwick and Ms. Weiss against the Company and Russell Whitney, among others, in Maryland Circuit Court for Baltimore County alleging defamation, injurious falsehood, abuse of process, tortious interference with prospective business advantage, and invasion of privacy relating to alleged acts and statements surrounding the alleged attempt by Mr. Strudwick to develop and sell real property in Costa Rica and Ms. Weiss’ attempt to seize control of MDMSA. Plaintiffs sought compensatory damages of $18 million and punitive damages of $50 million. The case had been removed to the U.S. District Court for Maryland but was remanded back to the Maryland Circuit Court for Baltimore County.

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

On March 27, 2009, RDE received a notice of default from Rich Global under the License Agreement between Rich Global and RDE dated July 18, 2006 (“RD License Agreement”), alleging, among other items, that RDE has failed to make certain payments required under the RD License Agreement and related agreements, and demanding that RDE and the Company cure the alleged events of default within 30 days. The aggregate amount of the items claimed in the notice appears to be not more than $10.0 million. The Company believes that each item alleged in the notice is either without merit or has already been substantively addressed by the Company with supporting documentation. The Company has met with representatives of Rich Global and expects to continue to utilize the dispute resolution procedures of the RD License Agreement in an effort to resolve all claims.

The Company is involved from time to time in routine legal matters incidental to our business, including requests from state regulatory agencies. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 14 — Subsequent Events

During the period from October 1, 2009, through November 10, 2009, there were no subsequent events requiring recognition in the financial statements and the following nonrecognized subsequent events requiring disclosure:

On October 6, 2009, the Company received notice of a class action lawsuit filed by Eric Springer and Maurice J. Seghers, Jr., alleged customers of the Company, against the Company, two of its subsidiaries, EduTrades and WIA, Linda Woolf, David Gengler, Hands On Capital, Inc. and Lashaico, Inc. The lawsuit was filed in the United States District Court for the Southern District of Florida and seeks unspecified compensatory damages, unspecified equitable relief, attorney’s fees and costs. The complaint alleges that the defendants committed fraud, negligent misrepresentation, civil conspiracy, deceptive and unfair trade practices arising out of the sale of the Company’s Teach Me To Trade (“TMTT”) products and services. The purported class consists of all persons who paid to attend a TMTT training and/or purchased TMTT products or services from 2002 through at least 2006. We will vigorously defend against the claims made in this lawsuit.

On October 23, 2009, the Court issued an order granting Linda Woolf’s and David Gengler’s Motion for Judgment of Acquittal on the basis of insufficient evidence to prove that Woolf or Gengler devised or knowingly participated in a scheme to defraud as alleged in the indictment and dismissing the indictment.

On October 28-29, 2009, the Company issued two press releases announcing that (i) Articles of Amendment had been filed with the Colorado Secretary of State that changed the name of the Company to Tigrent Inc., (ii) the Company had been assigned a new CUSIP number of 88674J 108 by the CUSIP Services Bureau, and (iii) the Company had been assigned a new stock trading symbol of TIGE by the Financial Industry Regulatory Authority (“FINRA”).

On October 29, 2009, we received a second investigative subpoena from the Office of Attorney General of the State of Florida seeking documents related to our agreement with Gulfstream Development Group, LLC, including the amount of payments received by the Company or by any current or former officer, director, employee or independent contractor of the Company from Gulfstream.

On November 4, 2009, the court in the Canadian lawsuit involving the Company and its subsidiary Tigrent Canada Inc. (formerly known as Whitney Canada, Inc.) refused to grant the Company’s motion to dismiss for lack of jurisdiction on the grounds that the alleged damages, when viewed in a light most favorable to the plaintiff, either occurred or were suffered in the Province of Quebec, Canada.  The court will reconvene the parties in early 2010 to set final hearing dates on the motion for authorization of the class claims against the Company, its Canadian subsidiary, and other defendants.

On November 6, 2009, the Company filed a counterclaim against Rothstein Rosenfeldt and Adler (“RRA”), the Company’s former legal counsel, alleging legal malpractice with respect to the filing of lawsuits by RRA against Susan Weiss and M. Barry Strudwick that were the subject of the settlement entered into on September 13, 2009. For more information on the Susan Weiss and M. Barry Strudwick settlement, see Note 13 — Contingencies — Litigation.

On November 10, 2009, the Florida Court dismissed the Durham/Friedman Lawsuit on the grounds that the plaintiff failed to plead a securities fraud case.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Tigrent” and the terms “Company”, “we”, “us” and “our” refer to Tigrent Inc. and its wholly-owned and majority-owned subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report reflect the beliefs of our management on the date of this Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason.

Executive Overview

Our Business

Our Company is a leading provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring where customers acquire learning they can apply to accumulate wealth. We provide customers with comprehensive instruction and mentoring in the topics of real estate and financial instruments investing, entrepreneurship and personal finance in the United States, United Kingdom, Canada and the Asia-Pacific region. We also teach an international land development course held in Costa Rica. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching.

In July 2006, we created Rich Dad Education, LLC (“RDE”) with Rich Global, LLC (“Rich Global”). This entity provides basic training courses under the Rich Dad™ Education brand, that focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series is published in 51 languages, is available in 106 countries, and has sold over 28 million copies worldwide.

We currently have three Rich Dad™ Education courses, including:

•                  Rich Dad™ Learn to be Rich -  focuses on real estate training,

•                  Rich Dad™ Stock Success - concentrates on financial instruments training, and

•                  Launch Your Business - provides entrepreneurship training.

We began offering our Rich Dad™ Learn to be Rich basic training to customers in the United States in 2006. In 2007, we expanded our Rich Dad™ Learn to be Rich training to include customers in Canada and the United Kingdom. During 2008, we created the Rich Dad™ Stock Success training and introduced it to customers in the United States and the United Kingdom. We began offering this training to our customers in Canada in 2009. In June 2009, we expanded our Rich Dad™ Education offerings in the United States to include the Launch Your Business course.

For the three months ended September 30, 2009, Rich Dad™ Education represented approximately 87.6% and our Proprietary brands represented 12.4% of our revenue. Our international business, which includes both Rich Dad™ Education and Proprietary brands, was 9.0% of our total revenue. Our strategy includes development of new brands and expansion to additional international markets.

On April 22, 2009, we expanded our business operations to the Asia-Pacific region. Our Asia-Pacific headquarters in Sydney, Australia serves the Australian, New Zealand and Indonesian markets. We began providing Building Wealth™ and Women in Wealth ™ training in this market in June 2009.

On June 25, 2009, our Board of Directors approved an amendment of the Company’s Articles of Incorporation (the “Articles”) to change the Company’s name from “Whitney Information Network, Inc.” to “Tigrent Inc.” On September 2, 2009, our shareholders approved the corporate name change.

In late October, we completed the infrastructure for our eLearning platform, which will offer self-directed training via the Internet. We will provide eLearning as an option to our in-person, live training.

Training Programs

Each month, we offer over 200 courses throughout our geographic markets. For the three months ended September 30, 2009, basic training courses accounted for 7.7% of worldwide revenue and advanced training courses accounted for 86.1% of our worldwide revenue. The remaining 6.2% of revenue came from coaching, mentoring and our other training services, products, and programs.

Basic Training Courses

In 2009, we offered basic training courses under the following marketing programs and brands:

Rich Dad™ Education was created by RDE, our 51%-owned limited liability company formed in conjunction with Rich Global. The courses are based on the real estate, financial instruments and entrepreneurship teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad. We currently have three Rich Dad™ Education courses, which are Rich Dad™ Learn to be Rich courses focused on real estate investing, Rich Dad™ Stock Success courses focused on financial instruments investing and Launch Your Business focused on entrepreneurship. The courses concentrate on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW®.  These courses are offered in the United States, the United Kingdom and Canada.

Building Wealth™ offers a curriculum focused on the general business of real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Customers are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis on creative financing strategies.  These courses are offered in the United Kingdom and Australia.

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

Teach Me To Trade® offers a curriculum focused on financial instruments trading strategies, using software and specific teaching techniques designed by the Company. Customers are taught to understand the stock market, foreign exchange, options, futures, investment strategies, risks and how to improve returns in both bull and bear markets. These courses are offered in the United Kingdom.

Women in Wealth™ teaches women how to take control of their financial circumstances, gain enough money and independence to achieve their goals and gain information on the latest wealth-building strategies and techniques. These courses are offered in the United Kingdom and Australia.

Advanced Training Courses

Customers who attend our basic training courses may choose to continue with advanced training courses in real estate or financial instruments investing or entrepreneurship skills. The advanced training courses of study under the Wealth Intelligence Academy ® (“WIA”) Brand include:

Real Estate Advanced Courses	Financial Instruments Advanced Courses	Entrepreneurial Advanced Courses

—Millionaire U®

—Asset Protection & Tax Relief

—Rich U™

—Wholesale Buying

—Discount Notes & Mortgages

—Profits in Probate

—Manufactured/Mobile Homes & RV Parks

—Foreclosure Training

—Rehabbing for Profits

—Short Sales & Mortgages

—Tax Liens & Deeds

—Lease Options

—Commercial Real Estate Investing

—Property Management & Cash Flow

—Land Investment & Development - Domestic

—Land Investment & Development - International

—Keys to Creative Real Estate Financing

—Real Estate Sales & Negotiating Techniques

—Apartment Conversion & Syndication (Canada)

—Distressed Property & Repossessions (United Kingdom)

—Asset Protection (United Kingdom)

—Lease Options/Purchase Options (United Kingdom)

—Master Trader™

—Advanced Covered Calls

—The Trading Room™

—The Trading P.I.T.™

—Advanced Technical Analysis

—The Advanced P.I.T.™

—FACT (Futures & Commodity Trading)

—Asset Protection & Tax Relief

—Focus FX

—H.I.T.S.™ (Hedging & Institutional Tactics & Strategies)

—Entrepreneur U —Buying, Building & Selling Businesses —Network Marketing —e-Commerce —Marketing & Business Expansion —Product Development —Business Financing

Customers may access training content through multiple delivery channels, including:

• Live instruction in classroom settings

• Onsite mentoring

• Telephonic coaching

• Electronic access online or on-demand

• DVDs

• Conferences

• Teleconferences

Through strategic partners, customers can purchase a license to use supporting software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments.

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%

Direct course expenses	36.9	54.4	46.2	53.8
Advertising and sales expenses	31.0	33.3	35.0	33.4
General and administrative expenses(a)	15.7	32.1	21.2	24.4
Litigation settlement expenses	8.3	—	3.6	—

Income (loss) from operations	8.1	(19.8)	(6.0)	(11.6)

Other income, net	0.2	—	0.3	1.4

Income (loss) before income taxes	8.3	(19.8)	(5.7)	(10.2)

Provision for income taxes	(0.1)	(0.6)	(0.4)	(0.6)

Net income (loss)	8.2	(20.4)	(6.1)	(10.8)

Net income (loss) attributable to noncontrolling interest	1.7	—	(6.8)	—

Net income (loss) attributable to Tigrent	6.5%	(20.4)%	0.7%	(10.8)%

(a) General and administrative expenses include impairment of assets and special items expenses, which include direct costs associated with the SEC and DOJ investigations and the related class action and derivative lawsuits.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of asset impairments; special items (including the costs associated with the SEC and the DOJ investigations and the related class action and derivative lawsuits); certain litigation settlement expenses related to non-core real estate investments in Costa Rica; interest income; interest expense; other income (expense), net; income tax (provision) benefit; gain/loss on asset dispositions; stock-based compensation expense; depreciation and amortization expense; and equity income (loss) from related parties. We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

Many costs to acquire customers have been expended before a customer attends any basic or advanced training. Those costs include media, travel, facilities and instructor fees for the preview workshops and are expensed when incurred. Licensing fees paid to Rich Global and telemarketing and speaker commissions are deferred and recognized when the related revenue is recognized. Revenue recognition of  course fees paid by customers to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the customer, (ii) the customer has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue is recognized through course breakage.  It is only after one of those four occurrences that revenue is considered earned. Thus, reporting in accordance with GAAP creates significant timing differences between the receipt and disbursement of cash with the recognition of the related revenue and expenses, both in our Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

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

The table below is a reconciliation of the Company’s net income (loss) to EBITDA and Adjusted EBITDA for the periods set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$3.9	$(7.1)	$(6.7)	$(12.9)
Impairment of assets	—	2.7	0.4	2.7
Special items	—	0.2	0.3	0.4
Litigation settlement	3.9	—	3.9	—
Other income, net	(0.1)	(0.3)	(0.4)	(1.2)
Provision for income taxes	0.1	0.2	0.4	0.7
Gain on sale of assets	—	—	—	(1.1)
Stock-based compensation	—	0.2	—	0.5
Depreciation and amortization	0.2	0.3	0.8	1.1
Equity loss from related parties	—	0.2	0.1	0.6
EBITDA	8.0	(3.6)	(1.2)	(9.2)

Net change in deferred revenue	(16.8)	2.7	(4.7)	17.9
Net change in deferred course costs	3.6	(1.2)	0.7	(6.5)
Adjusted EBITDA	$(5.2)	$(2.1)	$(5.2)	$2.2
Adjusted EBITDA as a percentage of cash received from course and product sales	(16.8)%	(5.6)%	(5.0)%	1.6%

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash received from course and product sales:
Proprietary brands
Real estate training	$2.0	$6.1	$5.3	$22.5
Financial instruments training	0.8	1.3	2.0	9.1
Sub-total	2.8	7.4	7.3	31.6
Rich Dad™ Education
Real estate training	21.5	25.4	78.8	98.1
Financial instruments training	6.7	4.6	18.6	8.2
Sub-total	28.2	30.0	97.4	106.3
Total consolidated cash received from course and product sales	31.0	37.4	104.7	137.9

(Increase)/decrease in deferred revenue:
Proprietary brands
Real estate training	1.8	3.8	7.3	18.2
Financial instruments training	1.3	4.6	6.3	10.3
Sub-total	3.1	8.4	13.6	28.5
Rich Dad™ Education
Real estate training	13.9	(8.3)	(2.9)	(40.7)
Financial instruments training	(0.2)	(2.8)	(6.0)	(5.8)
Sub-total	13.7	(11.1)	(8.9)	(46.5)
Total consolidated change in deferred revenue	16.8	(2.7)	4.7	(18.0)

Revenue:
Proprietary brands
Real estate training	3.8	9.9	12.6	40.7
Financial instruments training	2.1	5.9	8.3	19.4
Sub-total	5.9	15.8	20.9	60.1
Rich Dad™ Education
Real estate training	35.4	17.1	75.9	57.4
Financial instruments training	6.5	1.8	12.6	2.4
Sub-total	41.9	18.9	88.5	59.8
Total consolidated revenue for financial reporting purposes	$47.8	$34.7	$109.4	$119.9

Business segments

We operate in two business segments: Proprietary brands and Rich Dad™ Education. The contribution of revenue from each segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
As a percentage of total revenue	2009	2008	2009	2008

Proprietary brands:
Real estate training	7.9%	28.5%	11.5%	33.9%
Financial instruments training	4.4	17.0	7.6	16.2
Sub-total	12.3	45.5	19.1	50.1
Rich Dad™ Education:
Real estate training	74.1	49.4	69.4	47.9
Financial instruments training	13.6	5.1	11.5	2.0
Sub-total	87.7	54.5	80.9	49.9
Total percentage of consolidated revenue	100.0%	100.0%	100.0%	100.0%

Proprietary brands

Real estate training

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®’s Building Wealth™. We added to our brand portfolio by offering our customers additional real estate training offerings including Teach Me Foreclosure™ & Real Estate Investing as well as Making Money from Property with Martin Roberts and Women in Wealth™. In 2008, we suspended sales of our Proprietary brands real estate offerings in the U.S. and Canada. We continue to offer the Building Wealth™ course in the United Kingdom and Australia. Teach Me Foreclosure™ was repurposed as a subscription-based product and is currently being offered in the United States. In the third quarter of 2009, we introduced the Women in Wealth™ course in Australia.

Cash sales and revenue decreased to $2.0 million and $3.8 million, respectively, in the three months ended September 30, 2009 (“third quarter of 2009”) compared with cash sales and revenue of $6.1 million and $9.9 million, respectively, in the three months ended September 30, 2008 (“third quarter of 2008”).  The decrease in cash sales and revenue is primarily due to the discontinuation of the Russ Whitney®’s Building Wealth™ course in the U.S. and Canada and the reduced number of events held for Proprietary brands.

Revenue was additionally impacted by the revenue recognized from course breakage, which was $1.1 million in the third quarter of 2009 compared with $3.2 million in the third quarter of 2008, a decrease of $2.1 million or 65.6%.

Financial instruments training

EduTrades™, the Proprietary brands financial instruments training division, began operations in July 2002 with the acquisition of Teach Me to Trade ® and began sales in the fourth quarter of 2002. We provide training to avocational investors in financial instruments, such as stocks, options, futures, options on futures and foreign exchange. Our training provides skills and knowledge on trading fundamentals as well as advanced technical analysis to potential investors. We added to our brand portfolio by offering our customers additional financial instruments training offerings including Teach Me™ Options Trading. We ceased sales of Teach Me to Trade ® in the U.S. in the third quarter of 2008 and in Canada in the fourth quarter of 2008. We continue to offer Teach Me to Trade ® in the United Kingdom.

Cash sales and revenue decreased to $0.8 million and $2.1 million, respectively, in the third quarter of 2009 compared with cash sales and revenue of $1.3 million and $5.9 million, respectively, in the third quarter of 2008. The decrease in cash sales and revenue for the third quarter of 2009 compared with the third quarter of 2008 was primarily attributable to the cessation of sales of our Teach Me to Trade® brand in the U.S. and Canada, partially offset by an increase in cash sales of EduTrader™ software subscriptions.

Revenue was additionally impacted by the revenue recognized from course breakage, which was nil in the third quarter of 2009 compared with $1.4 million in the third quarter of 2008, a decrease of $1.4 million or 100.0%.

Rich Dad™ Education

In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad™ Education brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our RDE brands provide investor and entrepreneurship training in the United States, United Kingdom and Canada.

Real estate training

Cash sales decreased to $21.5 million and revenue increased to $35.4 million, respectively, in the third quarter of 2009 compared with cash sales and revenue of $25.4 million and $17.1 million, respectively, in the third quarter of 2008.  We believe the decrease in cash sales is primarily attributable to a decrease in consumer spending and tightening credit markets which impacted the housing market and increased the perception of lower profit potential from real estate investments. The increase in revenue compared with the decrease in cash sales reflects the exercise of alternative training delivery methods in accordance with customer contractual terms. In an effort to improve our quality of service to our customers, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers and recognize $19.0 million in related deferred revenue, less $2.0 million in deferred course expenses and $1.9 million in deferred license costs.

We have been unable to recognize breakage revenue for the RDE brands as we lacked sufficient historical data to establish breakage trends in accordance with our accounting policy. In December 2009, we will have two years of RDE brands expired contract data and will begin to recognize breakage revenue on these brands at that time. See Known Trends below for further discussion of revenue recognition related to course breakage from RDE brands expected in the fourth quarter of 2009.

Financial instruments training

Cash sales and revenue in the third quarter of 2009 were $6.7 million and $6.5 million, respectively, compared with $4.6 million and $1.8 million, respectively, in the third quarter of 2008. The second quarter of 2008 was the commencement of business for this division and it is benefiting from interest in this new training program. The increase in revenue compared with cash sales reflects the exercise of alternative training delivery methods in accordance with customer contractual terms. In an effort to improve our quality of service to our customers, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers and recognize $2.5 million in related deferred revenue, less $0.2 million in deferred course expenses and $0.2 million in deferred license costs.

Although the cash sales of RDE financial instruments courses are increasing, a substantial portion of the cash sales are deferred for revenue recognition purposes in the Condensed Consolidated Statement of Operations. We have been unable to recognize breakage revenue for the RDE brands as we lacked sufficient historical data to establish breakage trends in accordance with our accounting policy. In December 2009, we will have two years of RDE brands expired contract data and will begin to recognize breakage revenue on these brands at that time. See Known Trends below for further discussion of revenue recognition related to course breakage from RDE brands expected in the fourth quarter of 2009.

Three Months Ended September 30, 2009, Compared with the Three Months Ended September 30, 2008

Revenue

Revenue for the third quarter of 2009 was $47.8 million, or an increase of $13.1 million or 37.8%, from $34.7 million for the third quarter of 2008.

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions):

	Three months ended September 30,		% Change	% of total cash received
	2009	2008	2009 vs. 2008	2009	2008
Cash received from course and product sales:
Basic training	$3.9	$3.9	—%	12.6%	10.4%
Advanced training	22.0	32.8	(32.9)	71.0	87.7
Product sales	2.9	3.1	(6.5)	9.3	8.3
Other	2.2	(2.4)	(191.7)	7.1	(6.4)
Total cash received from course and product sales	31.0	37.4	(17.1)	100.0%	100.0%
Net change in deferred revenue	16.8	(2.7)	(722.2)
Revenue for financial reporting purposes	$47.8	$34.7	37.8%

The increase in revenue in the third quarter of 2009 compared with the third quarter of 2008 is primarily due to the recognition of deferred revenue related to sales which were fulfilled through shipment of course materials on DVDs to customers. In an effort to improve our quality of service to our customers, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers and recognize $21.5 million in related deferred revenue, less $2.2 million in deferred course expenses and $2.1 million in deferred license costs. No course breakage was recognized for RDE brands in the third quarters of 2009 or 2008 because we lacked sufficient historical data to establish breakage trends in accordance with our accounting policy. In December 2009, we will have two years of RDE brands expired contract data and will begin to recognize breakage revenue on these brands at that time. See Known Trends below for further discussion of revenue recognition related to course breakage from RDE brands expected in the fourth quarter of 2009. Course breakage for our Proprietary brands in the third quarter of 2009 was $1.1 million compared with $4.6 million in the third quarter of 2008, a decrease of $3.5 million or 76.1%.

The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Three months ended September 30,		# Change	% Change	% of category
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008
Number of courses
Free preview workshops	1,036	1,228	(192)	(15.6)%	74.2%	73.4%
Basic training	138	230	(92)	(40.0)	9.9	13.8
Advanced live training	183	179	4	2.2	13.1	10.7
Advanced electronic training	40	35	5	14.3	2.8	2.1
	1,397	1,672	(275)	(16.4)%	100.0%	100.0%

Number of attending customers
Basic training	6,803	6,715	88	1.3%	68.2%	64.2%
Advanced live training	2,271	2,828	(557)	(19.7)	22.8	27.0
Advanced electronic training	903	924	(21)	(2.3)	9.0	8.8
	9,977	10,467	(490)	(4.7)%	100.0%	100.0%

Average customers per paid course
Basic training	49.3	29.2	20.1	68.8%
Advanced live training	12.4	15.8	(3.4)	(21.5)%
Average	28.3	23.3	5.0	21.5%

We had approximately 117,954 total registrants during the quarter ended September 30, 2009, compared with approximately 112,840 total registrants during the quarter ended September 30, 2008, an increase of 5,114 or 4.5%. Approximately 18.6% of the customers attending the free preview workshops purchased one or more of our basic training courses during the third quarter of 2009, a decline of 2.6 percentage points from 21.2% in the third quarter of 2008. For basic training and advanced training, the customer pays the course fee at the time of registering for the program. See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Three months ended September 30,
	2009	2008

Television	1.7%	16.4%
Direct mail	9.6	8.6
Website	19.9	27.1
Newspaper	2.3	4.0
Online advertising	59.3	33.7
Radio	7.2	10.2
Total	100.0%	100.0%

Changes in Deferred Revenue

Deferred revenue decreased by $16.8 million in the third quarter of 2009 compared with an increase of $2.7 million in the third quarter of 2008. This decrease of the deferred revenue balance is primarily attributable to the result of our expansion of the options for course delivery.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Three months ended September 30,		% Change	Three months ended September 30,
	2009	2008	2009 vs. 2008	2009	2008

Product costs	$6.3	$6.7	(6.0)%	13.2%	19.3%
Course events	4.5	7.2	(37.5)	9.4	20.7
Commission, fees and payroll	5.9	4.2	40.5	12.4	12.1
Administrative fees and other	0.9	0.8	12.5	1.9	2.3
Total	$17.6	$18.9	(6.9)%	36.9%	54.4%

The decrease in direct course expenses for product costs and course events is primarily attributable to the decrease in the number of events held, the decrease in sales of our Proprietary and RDE brands and improved management and negotiation of seminar hotel rentals and travel expenses. The increase in direct course expenses for commissions, fees and payroll and administrative and other fees is primarily attributable to the recognition of $2.2 million in deferred course costs related to the shipments of DVDs. Excluding the impact of $21.5 million of revenue recognized from the shipments of DVDs, these costs as a percentage of revenue were 58.6% in the third quarter of 2009 compared with 54.4% in the third quarter of 2008. In the second quarter of 2009, in Australia and the United States, we tested the truncation of the sales process by generating registrations for our basic training without incurring the costs associated with conducting free preview workshops.

Advertising and sales expenses

Advertising and sales expenses consist of two components:

•                  Purchased media to generate registrations to our free preview workshops, and

•                  Costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom, Canada and Australia. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels. In the second quarter of 2009, in Australia and the United States, we tested the truncation of the sales process by generating registrations for our basic training without incurring the costs associated with conducting free preview workshops.

The following table presents the expense categories that comprise advertising and sales expenses for the quarters ended September 30, 2009 and 2008, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions):

	Three months ended September 30,
Expense category	2009		2008
Television	$0.7	4.7%	$2.0	17.2%
Direct mail	0.9	6.0	1.1	9.5
Newspaper and magazine	0.5	3.4	0.8	6.9
Internet and website	5.5	36.9	2.5	21.6
Radio	1.8	12.1	1.8	15.5
Other	0.3	2.0	0.1	0.9
Total media spending	9.7	65.1	8.3	71.6
Telemarketing/outreach sales commissions	0.7	4.7	1.2	10.3
RDE licensing fees	4.5	30.2	2.1	18.1
Advertising and sales expenses	$14.9	100.0%	$11.6	100.0%

Media spending increased by 16.9% for the third quarter of 2009 compared with the third quarter of 2008. Excluding the impact of $21.5 million of revenue recognized from the shipments of DVDs for which we had no related media costs for this period, the media spending as a percentage of revenue is 36.9% for the third quarter of 2009 compared with 23.9% for the third quarter of 2008. This 13.0% increase in media spending as a percentage of revenue is primarily attributable to the increased spending related to the launch of multiple new offerings, higher customer acquisition costs associated with increased marketplace saturation of the RDE brands, inefficiencies realized in transitioning vendor relationships and creative expenses related to our rebranding efforts. The 114.3% increase in licensing fees is primarily attributable to the recognition of $2.1 million in deferred license costs related to the shipments of DVDs. We continued to redirect our media spending from television to Internet and website advertising during the third quarter of 2009.

Media spending as a percentage of total media spending is presented in the following table:

	Three months ended September 30,
	2009	2008
Television	7.2%	24.1%
Direct mail	9.3	13.3
Newspaper and magazine	5.1	9.6
Internet and website	56.7	30.1
Radio	18.6	21.7
Other	3.1	1.2
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Three months ended September 30,		% Change	Three months ended September 30,
	2009	2008	2009 vs. 2008	2009	2008
Office and facility costs	$1.1	$1.5	(26.7)%	2.3%	4.3%
Salaries, wages and benefits	3.5	4.7	(25.5)	7.3	13.6
Legal fees	1.2	0.5	140.0	2.5	1.4
Accounting and auditing fees	0.2	0.7	(71.4)	0.4	2.0
Other professional fees	0.5	0.3	66.7	1.1	0.9
Other	1.0	3.4	(70.6)	2.1	9.9
Total	$7.5	$11.1	(32.4)%	15.7%	32.1%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of the Company’s continuing efforts to reduce its costs in relation to current business conditions and the decrease in impairments of assets. Salaries, wages and benefits expenses for the third quarter of 2009 decreased by $1.2 million compared with the third quarter of 2008 and include an adjustment of ($0.4) million in accrued bonuses (as estimated under the Company’s current incentive bonus plan).

The increase in legal fees for the third quarter of 2009 compared with the third quarter of 2008 includes an increase of $0.9 million in legal expenses related to ongoing general litigation offset by a decrease of $0.2 million in legal costs associated with our SEC and DOJ investigations and the related class action and derivative lawsuits. The decrease in accounting and auditing fees for the third quarter of 2009 compared with the same period of 2008 is primarily attributable to the cessation of the costs associated with restatements. The increase in other professional fees for the third quarter of 2009 compared with the third quarter of 2008 is primarily attributable to the outsourcing of services.

Other costs for the third quarter of 2009 include ongoing expenses compared with impairments of assets of $0.5 million related to our Tranquility Bay note receivable and $2.2 million related to our corporate aircraft for the same period in 2008.

As a percentage of revenue, general and administrative expenses were lower in the quarter ended September 30, 2009, compared with the quarter ended September 30, 2008. Excluding the impact of $21.5 million of revenue recognized from the shipments of DVDs, general and administrative expenses as a percentage of revenue are 28.5% for the third quarter of 2009 compared with 32.1% for the third quarter of 2008.

Litigation settlement expenses

Litigation settlement expenses for the quarter ended September 30, 2009 were $3.9 million and include costs associated with the settlement of lawsuits related to non-core real estate investments in Costa Rica, the circumstances surrounding which are not typical or in the ordinary course of our business. There were no similar litigation settlement expenses for the same period in 2008.

Other income, net

Other income, net was $0.1 million, an increase of $0.1 million, in the third quarter of 2009 compared with the third quarter of 2008.

Income tax provision

Net income tax expense was $0.1 million, a decrease of $0.1 million, in the third quarter of 2009 compared with the third quarter of 2008. For the third quarter of 2009, we utilized none of the federal net operating loss carryforward balances as they had been fully utilized as of the second quarter of 2009 and we utilized $0.4 million of our alternative minimum tax credits generated in periods in which the Company was subject to the alternative minimum tax. Tax expense for the third quarter of 2008 was primarily due to alternative minimum tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we did not have sufficient net operating losses to offset taxable income.

Nine Months Ended September 30, 2009, Compared with the Nine Months Ended September 30, 2008

Revenue

Revenue for the nine months ended September 30, 2009, (“first nine months of 2009”) was $109.4 million, or a decrease of $10.5 million or 8.8%, from $119.9 million for the nine months ended September 30, 2008 (“first nine months of 2008”).

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions):

	Nine months ended September 30,		% Change	% of total cash received
	2009	2008	2009 vs. 2008	2009	2008
Cash received from course and product sales:
Basic training	$11.4	$15.8	(27.9)%	10.9%	11.5%
Advanced training	78.4	106.9	(26.7)	74.9	77.5
Product sales	8.7	11.2	(22.3)	8.3	8.1
Other	6.2	4.0	(55.0)	5.9	2.9
Total cash received from course and product sales	104.7	137.9	(24.1)	100.0%	100.0%
Net change in deferred revenue	4.7	(18.0)	(126.1)
Revenue for financial reporting purposes	$109.4	$119.9	(8.8)%

The decrease in revenue in the first nine months of 2009 compared with the first nine months of 2008 is primarily due to the overall declining cash sales from our courses and products, partially offset by an increase in the recognition of deferred revenue primarily due to the shipment of DVDs to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers and recognize $25.4 million in related deferred revenue, less $2.6 million in deferred course expenses and $2.5 million in deferred license costs. No course breakage was recognized for RDE brands in the first three quarters of 2009 or 2008 because we lacked sufficient historical data to establish breakage trends in accordance with our accounting policy. In December 2009, we will have two years of RDE brands expired contract data and will begin to recognize breakage revenue on these brands at that time. See Known Trends below for further discussion of revenue recognition related to course breakage from RDE brands expected in the fourth quarter of 2009. Course breakage for our Proprietary brands in the first nine months of 2009 was $5.0 million compared with $17.8 million in the first nine months of 2008, a decrease of $12.8 million or 71.9%.

The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Nine months ended September 30,		# Change	% Change	% of category
	2009	2008	2009 vs. 2008	2009 vs. 2008	2009	2008
Number of courses
Free preview workshops	2,596	4,113	(1,517)	(36.9)%	70.0%	74.0%
Basic training	466	791	(325)	(41.1)	12.5	14.2
Advanced live training	525	549	(24)	(4.4)	14.1	9.9
Advanced electronic training	128	108	20	18.5	3.4	1.9
	3,715	5,561	(1,846)	(33.2)%	100.0%	100.0%

Number of attending customers
Basic training	18,238	25,187	(6,949)	(27.6)%	63.7%	66.9%
Advanced live training	7,963	9,596	(1,633)	(17.0)	27.8	25.5
Advanced electronic training	2,424	2,881	(457)	(15.9)	8.5	7.6
	28,625	37,664	(9,039)	(24.0)%	100.0%	100.0%

Average customers per paid course
Basic training	39.1	31.8	7.3	23.0%
Advanced live training	15.2	17.5	(2.3)	(13.1)%
Average	26.4	26.0	0.4	1.5%

We had approximately 319,124 total registrants during the nine months ended September 30, 2009, compared with approximately 414,660 total registrants during the nine months ended September 30, 2008, a decrease of 95,536 or 23.0%. Approximately 18.7% of the customers attending the free preview workshops purchased one or more of our basic training courses during the first nine months of 2009, a decline of 2.5 percentage points from 21.2% in the first nine months of 2008. For basic training and advanced training, the customer pays the course fee at the time of registering for the program. See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Nine months ended September 30,
	2009	2008

Television	2.9%	22.8%
Direct mail	9.6	10.5
Website	25.2	26.7
Newspaper	2.9	4.0
Online advertising	48.3	27.0
Radio	11.1	9.0
Total	100.0%	100.0%

Changes in Deferred Revenue

Deferred revenue decreased by $4.7 million in the first nine months of 2009 compared with an increase of $18.0 million in the first nine months of 2008. This decrease of the deferred revenue balance is primarily attributable to the result of our expansion of the options for course delivery and a decline in sales. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Nine months ended September 30,		% Change	Nine months ended September 30,
	2009	2008	2009 vs. 2008	2009	2008

Product costs	$17.4	$18.9	(7.9)%	15.9%	15.8%
Course events	14.9	25.3	(41.1)	13.6	21.1
Commission, fees and payroll	14.9	16.0	(6.9)	13.6	13.3
Administrative fees and other	3.4	4.3	(20.9)	3.1	3.6
Total	$50.6	$64.5	(21.6)%	46.2%	53.8%

The decrease in direct course expenses for all categories is primarily attributable to the decrease in the number of events held, the decrease in sales of our Proprietary and RDE brands and improved management and negotiation of seminar hotel rentals and travel expenses. The decrease in direct course expenses for commissions, fees and payroll and administrative and other fees is partially offset by the recognition of $2.6 million in deferred course costs related to the shipments of DVDs. Excluding the impact of $25.4 million of revenue recognized from the shipments of DVDs, these costs as a percentage of revenue were 57.1% in the third quarter of 2009 compared with 53.8% in the third quarter of 2008. In the second quarter of 2009, in Australia and the United States, we tested the truncation of the sales process by generating registrations for our basic training without incurring the costs associated with conducting free preview workshops.

Advertising and sales expenses

Advertising and sales expenses consist of two components:

•                  Purchased media to generate registrations to our free preview workshops, and

•                  Costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom, Canada and Australia. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels. In the second quarter of 2009, in Australia and the United States, we tested the truncation of the sales process by generating registrations for our basic training without incurring the costs associated with conducting free preview workshops.

The following table presents the expense categories that comprise advertising and sales expenses for the nine months ended September 30, 2009 and 2008, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions):

	Nine months ended September 30,
Expense category	2009		2008

Television	$1.9	5.0%	$10.3	25.8%
Direct mail	2.4	6.3	3.5	8.8
Newspaper and magazine	1.7	4.5	2.1	5.3
Internet and website	13.7	35.9	6.1	15.2
Radio	5.1	13.4	6.1	15.2
Other	0.7	1.8	0.1	0.2
Total media spending	25.5	66.9	28.2	70.5
Telemarketing/outreach sales commissions	3.1	8.1	4.8	12.0
RDE licensing fees	9.6	25.0	7.0	17.5
Advertising and sales expenses	$38.2	100.0%	$40.0	100.0%

Media spending decreased by 9.6% for the nine months ended September 30, 2009, compared with the same period in 2008. Excluding the impact of $25.4 million of revenue recognized from the shipment of DVDs for which we had no related media costs for this period, the media spending as a percentage of revenue is 30.4% for the first nine months of 2009 compared with 23.5% for the first nine months of 2008. This 6.9% increase in media spending as a percentage of revenue is primarily attributable to the increased spending related to the launch of multiple new offerings, higher customer acquisition costs associated with increased marketplace saturation of the RDE brands, inefficiencies realized in transitioning vendor relationships and creative expenses related to our rebranding efforts. The 37.1% increase in licensing fees is primarily attributable to the recognition of $2.5 million in deferred license costs related to the shipments of DVDs. We continued to redirect our media spending from television to Internet and website advertising during the first nine months of 2009.

Media spending as a percentage of total media spending is presented in the following table:

	Nine months ended September 30,
	2009	2008
Television	7.4%	36.5%
Direct mail	9.4	12.4
Newspaper and magazine	6.7	7.5
Internet and website	53.7	21.6
Radio	20.0	21.6
Other	2.8	0.4
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Nine months ended September 30,		% Change	Nine months ended September 30,
	2009	2008	2009 vs. 2008	2009	2008
Office and facility costs	$3.2	$4.2	(23.8)%	2.9%	3.5%
Salaries, wages and benefits	11.4	15.8	(27.9)	10.4	13.2
Legal fees	3.1	1.2	158.3	2.8	1.0
Accounting and auditing fees	1.2	1.8	(33.3)	1.1	1.5
Other professional fees	1.6	1.0	60.0	1.5	0.8
Other	2.7	5.3	(49.1)	2.5	4.4
Total	$23.2	$29.3	(20.8)%	21.2%	24.4%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of the Company’s continuing efforts to reduce its costs in relation to current business conditions. Salaries, wages and benefits for the first nine months of 2009 include $0.2 million in accrued bonuses compared with $1.5 million for the same period in 2008.

Office and facility costs for the first nine months of 2009 include impairments of assets of $0.1 million related to BizFlow®, an accounts payable workflow software program, compared with ongoing expenses for the same period in 2008.

The increase in legal fees for the first nine months of 2009 compared with the first nine months of 2008 is primarily due to $2.0 million in legal expenses related to ongoing general litigation offset by a decrease of $0.1 million of legal costs associated with our SEC and DOJ investigations and the related class action and derivative lawsuits. The decrease in accounting and auditing fees for the first nine months of 2009 compared with the same period of 2008 is primarily attributable to the cessation of the costs associated with restatements. The increase in other professional fees for the first nine months of 2009 compared with the first nine months of 2008 is primarily attributable to the public relations expenses related to our rebranding efforts.

Other costs for the first nine months of 2009 include impairments of assets of $0.3 million related to our note receivable collateralized by a building. Other costs for the same period in 2008 included impairments of assets of $0.5 million related to our Tranquility Bay note receivable, and $2.2 million related to our corporate aircraft.

As a percentage of revenue, general and administrative expenses were lower in the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008. Excluding the impact of $25.4 million of revenue recognized from the shipments of DVDs, general and administrative expenses as a percentage of revenue are 27.6% for the first nine months of 2009 compared with 24.4% for the first nine months of 2008.

Litigation settlement expenses

Litigation settlement expenses for the nine months ended September 30, 2009 were $3.9 million and include costs associated with the settlement of lawsuits related to a foreign non-core investment, the circumstances surrounding which are not typical or in the ordinary course of our business. There were no similar litigation settlement expenses for the same period in 2008.

Other income, net

Other income, net was $0.3 million, a decrease of $1.3 million, in the first nine months of 2009 compared with the first nine months of 2008 primarily due to the $1.1 million gain on the sale of investment properties recognized in the prior year’s first quarter.

Income tax provision

Net income tax expense was $0.4 million, a decrease of $0.3 million, in the first nine months of 2009 compared with the first nine months of 2008. For the first nine months of 2009, we utilized federal net operating loss carryforward balances of $0.7 million and our alternative minimum tax credits of $0.4 million generated in periods in which the Company was subject to the alternative minimum tax. Tax expense for the nine months of 2008 was primarily due to alternative minimum tax regulations which limit the offset of taxable income with net operating loss carryforwards to 90%. The Company also recorded state income tax expense related to jurisdictions where we did not have sufficient net operating losses to offset taxable income.

Known Trends

In general, our financial results for the three and nine months ended September 30, 2009 were adversely affected by the continuing economic recession, the rise in unemployment and the increased cost and decreased availability of consumer credit, particularly in the United States.

We continued to experience declining revenue in the Company’s Proprietary brands during the first nine months of 2009, as discussed above. During the second and third quarters of 2008, we discontinued our Building Wealth ™ and our Teach Me to Trade ® Brands in the United States and Canada and reduced the number of events held for Proprietary brands in response to economic trends. Building Wealth ™ was reintroduced in Canada starting in August 2009. Our trend in sales of our Proprietary brands has stabilized as a smaller percentage of our revenue.

Our RDE segment, which had experienced a rapid acceleration in sales in the first quarter of 2008, declined in the remaining three quarters of the year. In the first nine months of 2009, RDE sales were lower than the first nine months of 2008. To refresh our RDE product offerings, we developed a new course, Launch Your Business, targeting customers interested in entrepreneurial training. In addition, in September 2009, we introduced an improved version of our Rich Dad™ Latin offering, Aprenda A Ser Rico™, which is the Spanish version of our current real estate course.

No course breakage was recognized for RDE brands in the first nine months of 2009 or 2008 because we lack sufficient historical data to calculate and record course breakage for these offerings in accordance with our accounting policy. In December 2009, we will have two years of RDE brands expired contract data and will begin to recognize breakage revenue on these brands at that time. Based on the Company’s experience with other brands, management expects to recognize approximately $15 to $25 million in revenue related to RDE brands’ breakage in the fourth quarter of 2009. The impact of recording breakage revenue will be partially offset by related deferred course expenses and will have no effect on Adjusted EBITDA. RDE brands’ breakage will result in the recognition of significant deferred revenue in our results of operations for 2009; however, this reflects management’s current expectations and is inherently uncertain.

Based on the continued trend of lower cash sales, we have taken actions to control costs and improve profitability and cash flows in future periods, including reductions in staff, facilities consolidation, IT vendor renegotiations and media vendor fee reductions to align the size of the Company with projected revenue.

Excluding the impact of revenue recognized from the shipment of DVDs for which we had no related media costs for this period, our media spending as a percentage of revenue has increased for the first nine months of 2009 compared with the first nine months of 2008. This increase in media spending as a percentage of revenue is primarily attributable to investments made to support the launch of multiple new offerings, higher customer acquisition costs associated with increased marketplace saturation of the RDE brands, inefficiencies realized in transitioning vendor relationships and creative expenses related to our rebranding efforts. We expect that the costs associated with transitioning vendor relationships will not continue to impact media spending in the future.

On June 25, 2009, our Board of Directors approved an amendment of the Company’s Articles of Incorporation (the “Articles”) to change the Company’s name from “Whitney Information Network, Inc.” to “Tigrent Inc.” On

September 2, 2009, our shareholders approved the corporate name change. We introduced our rebranded products and our new stock symbol in October, 2009.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.

Our agreement with Rich Global requires us to segregate our cash balances between (i) funds received from RDE customers, and (ii) funds received from the sale of our Proprietary brands. The Company is restricted from using cash generated from the RDE brands to pay for expenses incurred by our Proprietary brands, except for the payment of license and management fees, reimbursement for the fulfillment of advanced courses purchased by RDE customers, and member distributions paid when cash balances exceed the cost to fulfill outstanding customer contracts in accordance with our agreement with Rich Global.

As of September 30, 2009, our $27.0 million of total cash, cash equivalents and restricted cash balances included $17.6 million attributable to RDE and $9.4 million related to our Proprietary brands business. As of December 31, 2008, the total cash, cash equivalents and restricted cash balances of $37.1 million included $27.9 million attributable to RDE and $9.2 million related to our Proprietary brands. The decrease in the RDE cash balances in 2009 compared with 2008 reflects declining cash sales of RDE products and services during the first nine months of 2009, expenditures to fulfill sales from earlier periods and higher costs to attract customers in the current economic environment.

The majority of our cash equivalents were invested in short-term, liquid, money market funds and corporate bonds during the first nine months of 2009. Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $12.9 million at September 30, 2009 and $13.5 million at December 31, 2008. As of September 30, 2009, the restricted cash balance included $10.1 million attributable to RDE and $2.8 million related to our Proprietary brands. As of December 31, 2008, the restricted cash balance included $9.2 million attributable to RDE and $4.3 million related to our Proprietary brands.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future. We intend to continue to use working capital for operating purposes. As of September 30, 2009, the portion of our consolidated deferred revenue that is related to our worldwide RDE business was $98.9 million. In December 2009, we will have obtained sufficient historical data to record course breakage on RDE customer sales, which will decrease the outstanding deferred revenue balances related to RDE brands. If we continue to have a decline in sales due to macroeconomic or other factors, our current tax liability may increase as deferred revenue is recognized into revenue.

Net cash used in operating activities was $11.0 million in the first nine months of 2009 compared with $2.7 million for the same period in 2008, an increase of $8.3 million. This increase includes payments of $0.7 million for the litigation settlement related to our property in Costa Rica as discussed in Note 13 — Contingencies— Litigation in the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM I of this Quarterly Report and reflects our decline in cash sales in both of our operating segments as discussed in the Business Segments section above and our increased cost of customer acquisition. The net cash used in the first nine months of 2008 included the $1.1 million gain on the sale of investment properties recognized in the prior year’s first quarter.

Net cash provided by investing activities was $3.5 million in the first nine months of 2009 compared with $2.8 million from the same period in 2008, an increase of $0.7 million. In the first quarter of 2009, we received proceeds from the sale of our corporate aircraft of $3.7 million and in the first half of 2008, we received $3.0 million of proceeds from the sale of investments located in Costa Rica.

Net cash used in financing activities was $0.3 million for the first nine months of 2009 compared with $1.7 million for the same period in 2008, a decrease of $1.4 million. The change was primarily due to the decrease of $1.3 million in distributions paid to Rich Global, which were $0.3 million in the second quarter of 2009 compared with $1.6 million in the first quarter of 2008.

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

In connection with the investigations by the SEC, DOJ, and related shareholder and derivative actions, we are continuing to expend financial resources, albeit significantly less than in prior periods. We estimate that through September 30, 2009, we have incurred over $12.9 million in professional and external direct costs associated with these matters in total ($0.3 million in the nine months ended September 30, 2009). The costs of the investigations and legal proceedings may have a material adverse effect on us. We do not know what the full costs of the investigations or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses.

Historically, we have been able to fund our operations primarily through existing working capital. However, the investigations by the SEC and DOJ and the related shareholder and derivative lawsuits in addition to the current economic environment may severely limit our ability to obtain external sources of capital, if necessary.

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

Although we believe we have sufficient cash and cash equivalents to meet our anticipated cash needs for at least the next 12 months, management will continue to closely monitor sales levels to ensure working capital needs are met. We have experienced significant erosion to our cash position this year due to unanticipated legal settlements and current economic conditions that continue to challenge our business. In the event that the Company does not continue to achieve the necessary sales level required to fund operations, we will consider asset dispositions and more aggressive cost reductions throughout our operation.

The Company is committed to cash expenditures with respect to the contractual obligations set forth in the debt and other commitments table below.

(in thousands):

	Notes payable	Other installment notes	Litigation settlement	Total Debt	Operating lease commitments	Litigation settlement	Total Commitments
Remainder of 2009	$7	$3	$—	$10	$287	$600	$897
2010	18	20	575	613	394	—	1,007
2011	90	7	767	864	116	—	980
2012	45	—	766	811	52	—	863
2013	49	—	342	391	31	—	422
2014	2,702	—	150	2,852	6	—	2,858
Thereafter	—	—	—	—	—	—	—
Total	$2,911	$30	$2,600	$5,541	$886	$600	$7,027

Non-core investments

Costa Rica

As of September 30, 2009, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively.  We have a 62.9% ownership interest in the entities totaling $1.4 million, which is included in Other assets.  The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting.  For the nine months ended September 30, 2009 and 2008, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $57,000 and $0.6 million, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A., which owns a one-third interest in Monterey Group, S.A., whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50.0% of Monterey del Llano, S.A., and 22.0% of Monterey Group, S.A. Monterey del Llano, S.A., and Monterey Group, S.A., are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities.

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

In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC, a Florida limited liability company, for the price of $4.2 million. As a part of this agreement, we loaned the buyer an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision. We secured the total receivable of $4.5 million with the buyer’s ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land. The note receivable on this property was due and payable on December 31, 2007. On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to the mortgage, security agreement and/or guarantee agreement. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment in the allotted time. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful. On August 25, 2009, the Company exercised its rights under the settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements for the year ended December 31, 2008, included in our 2008 Annual Report. There were no significant changes to our critical accounting policies during 2009.

Recently Issued Accounting Pronouncements

In September 2009, the FASB ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”). This guidance applies to multiple-deliverable arrangements that are currently within the scope of ASC 605-25, Revenue Recognition, formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). This guidance modifies the separation criteria of EITF No. 00-21 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria: (i) the delivered items have value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. This guidance eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables as follows: (i) vendor-specific objective evidence (“VSOE”) of the selling price; (ii) third-party evidence (“TPE”) of the selling price — prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; or (iii) best estimate of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (Update 2009-05). This ASC 820 update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. This update will be effective for interim periods beginning after issuance. The Company is currently assessing the impact of this update on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of this update to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 860, Transfers and Servicing, formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”).  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 810, Consolidation, formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  This guidance was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Our management, with the participation and oversight of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective; however, we believe we have remediated certain material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report on Form 10-K. The following material weaknesses as identified in 2008 Annual Report on Form 10-K have not been remediated at September 30, 2009, and remain as material weaknesses in our internal controls:

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

b) Changes in Internal Control over Financial Reporting

As described more fully in “Item 9A (T) Controls and Procedures” in our 2008 Annual Report, our Board of Directors, various Board committees and our senior management team are developing and implementing new processes and procedures governing our internal controls over financial reporting. We believe that these measures have remediated certain material weaknesses we had identified as of December 31, 2008, and have strengthened our internal control over financial reporting and disclosure controls and procedures at September 30, 2009. Under the direction of our Chief Executive Officer and Chief Financial Officer, we will continue to review and revise, as warranted, the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address the remaining material weaknesses at September 30, 2009.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 2009, an Annual Meeting of shareholders of the Company was held to vote upon the following four items:

Proposal 1: To elect five (5) directors to serve on the Board of Directors until the next Annual Meeting of Shareholders or until their respective successors are duly elected and qualified.

Proposal 2: To ratify the appointment of Ehrhardt Keefe Steiner & Hottman PC as our independent registered public accounting firm for our 2009 fiscal year ending December 31, 2009.

Proposal 3: To approve the 2009 Incentive Plan.

Proposal 4: To approve the amendment of the Articles of Incorporation to change our name to Tigrent Inc.

There were 11,738,587 shares of Common Stock outstanding on the record date of June 30, 2009. 10,461,477 holders of record of issued and outstanding shares of the Company’s Common Stock were present or represented by proxy at the meeting and thus represented a quorum.

Summary of Votes with respect to Proposal 1 at the September 2, 2009 Annual Meeting of Shareholders

	Number of Votes “For”	Votes “Against”	Votes “Withheld”	Votes “Abstain”	“Broker Non- Votes”	Result
Steven C. Barre	6,381,250	0	580	0	0	Approved
Frederick A. Cardin, DBA	1,106,044	0	580	0	0	Disapproved
Murray A. Indick	6,381,250	0	580	0	0	Approved
Charles M. Peck	6,381,250	0	580	0	0	Approved
Allan D. Weingarten	1,106,044	0	580	0	0	Disapproved
J. Hunter Brown	9,354,853	0	0	0	0	Approved
Jason Hammerman	9,354,853	0	0	0	0	Approved

Proxies for the meeting were solicited pursuant to Regulation 14A under the Act.  There was one solicitation in opposition to the management’s nominees as listed in Schedule 14A filed by Kingstown Partners LP, Kingstown Capital Partners LLC, Kingstown Capital Management LP, Kingstown Management GP LLC, Michael Blitzer, Guy Shanon, Jason Hammerman, Hammerman Capital Partners LP, J. Hunter Brown, JDD Trust, and SGAP Brown Trust (“Kingstown Group”) with the SEC on August 31, 2009, and all of such nominees were elected.

Summary of Votes with respect to Proposals 2, 3 and 4, respectively, at the September 2, 2009 Annual Meeting of Shareholders

	Number of Votes “For”	Votes “Against”	Votes “Withheld”	Votes “Abstain”	“Broker Non- Votes”	Result
Proposal 2	10,454,326	1	0	7,150	0	Approved
Proposal 3	10,216,384	75,465	0	3,800	0	Approved
Proposal 4	10,459,057	51	0	2,369	0	Approved

ITEM 5.  OTHER INFORMATION

On September 17, 2009, notice of a settlement memorandum between the Company, Russell A. Whitney, its former Chief Executive Officer, Barry Strudwick, Susan Weiss and certain other parties providing for settlement and release of certain claims with respect to litigation relating to Monterey del Mar, S.A., a Panamanian company, and other matters was provided to the magistrate judge in the United States District Court for the Eastern District of New York (“New York Court”). For a more detailed summary of the litigation and the Settlement Memorandum, please see Note 13 — Contingencies — Litigation in the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM I of this Quarterly Report.

ITEM 6.  EXHIBITS

Exhibit No.	Title	Method of filing

3.01	Articles of Amendment of the Company filed with the Colorado Secretary of State on September 21, 2009	Filed herewith.

10.01	Settlement Memorandum dated September 13, 2009 between Whitney Information Network, Inc., WIN CRII Trust, Russell A. Whitney, M. Barry Strudwick, Susan Weiss and Carl Weiss	Filed herewith.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGRENT INC.

Dated: November 13, 2009	By:	/s/ Charles M. Peck
Charles M. Peck
Chief Executive Officer

Dated: November 13, 2009	By:	/s/ Anne M. Donoho
Anne M. Donoho
Chief Financial Officer