Form 10-K
period 2009-12-31
TIGRENT INC
filed 2010-04-15
CIK 1095276

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission file number: 0-27403

TIGRENT INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1475486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1612 East Cape Coral Parkway, Cape Coral, Florida 33904
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (239) 542-0643

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of Each Class	Name of Exchange on which registered
Common Stock, no par value	OTC BB

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $5.5 million based on the closing sale price of the registrant's common stock as traded on the NASD Over the Counter Electronic Bulletin Board on such date of $1.50 per share.

         As of March 17, 2010, there were 11,738,587 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

        In this Annual Report on Form 10-K ("Annual Report"), "Tigrent" and the terms "Company," "we," "us," and "our" refer to Tigrent Inc. and its wholly-owned and majority-owned subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

        This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "projects," "continue" or similar statements. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements in certain sections of this document. You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this document, in the materials referred to in this document, in the materials incorporated by reference into this document, or in our press releases. No forward-looking statement is a guarantee of future performance, and you should not place undue reliance on any forward-looking statement. Actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, we assume no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 1.    BUSINESS

Overview

        Our Company is a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially literate. We provide customers with comprehensive instruction and mentoring in the topics of real estate and financial instruments investing and entrepreneurship in the United States, the United Kingdom, and Canada. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching.

        In July 2006, we created Rich Dad Education, LLC ("RDE") with Rich Global, LLC ("Rich Global"). This entity has provided basic training courses under the Rich Dad™ Education brand that focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series is published in 51 languages, is available in 106 countries, and has sold over 28 million copies worldwide.

        We currently have three Rich Dad™ Education offerings, including:

  •
  Rich Dad™ Learn to be Rich—focuses on real estate training,

  •
  Rich Dad™ Stock Success—concentrates on financial instruments training, and

  •
  Launch Your Business—provides entrepreneurship training.

        We began offering our Rich Dad™ Learn to be Rich basic training to customers in the United States in 2006. In 2007, we expanded our Rich Dad™ Learn to be Rich training to include customers in Canada and the United Kingdom. During 2008, we created the Rich Dad™ Stock Success training and introduced it to customers in the United States and the United Kingdom. We began offering this training to our customers in Canada in 2009. In June 2009, we introduced a Launch Your Business course offering on a test basis in the United States, and it remains under development.

        For the year ended December 31, 2009, Rich Dad™ Education represented approximately 83.1% and our Proprietary brands represented 16.9% of our revenue. Our international business, which includes both Rich Dad™ Education and Proprietary brands, was 11.1% of our total revenue.

        On June 25, 2009, our Board of Directors approved an amendment of the Company's Articles of Incorporation to change the Company's name from "Whitney Information Network, Inc." to "Tigrent Inc." On September 2, 2009, our shareholders approved the corporate name change.

        On March 16, 2010, the Company entered into a letter of intent ("Letter Agreement") with Rich Global and Rich Dad Operating Company, LLC ("RDO") (collectively, Rich Global and RDO are sometimes referred to as the "Rich Dad Parties") to amend and restructure the agreements pursuant to which the Company licenses and operates under the Rich Dad brand. The new licensing agreement gives us the right to sell Rich Dad products and training courses in live seminars in the United States, Canada and the United Kingdom for a term of approximately five years, i.e. until December 31, 2014. More details about the restructuring and the proposed terms of the license agreements are in "Business—Licensing Agreement with the Rich Dad Parties."

        The parties are currently negotiating the definitive restructuring agreements, however, there can be no assurances that the parties will finalize such definitive documents.

Our Strategy

        Our objective is to be a leading provider of training services and products that provide customers with the skills, knowledge and tools to achieve their personal and financial goals. In addition to our current course offerings, we will continue to assess the viability of alternative training curriculum and delivery methods as potential sources of business growth.

        Our strategy is focused in the following areas:

  •
  Enhanced sales and utilization of the Rich Dad brand. We intend to concentrate our marketing efforts on the Rich Dad brand, and increase lifetime customer value through cooperative marketing strategies among the various Rich Dad partners and make broader, coordinated use of the Rich Dad customer data base and other managed customer contact strategies.

  •
  Focus on fulfillment of customer obligations. We intend to increase the speed and cost efficiency with which we fulfill our long term customer commitments. We have expanded the options for course fulfillment in order to reduce the number of expired contracts and the resulting breakage determination. We have expanded the options for course fulfillment in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVDs and via the internet and expanded the number of location options for customers in the United States. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

  •
  Enhanced eLearning. We intend to develop new interactive and online distributed course content for all brands and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning.

  •
  Consistent quality assurance. We believe that to be a viable provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. To that end, we will continue to monitor and enforce standards for marketing, sales presentations and training delivery throughout our organization.

Intellectual Property

        We regard our training materials and products, trademarks, service marks, trade names, copyrights and patents as proprietary. As such, we primarily rely on federal statutory and common law protections to uphold our interests in these materials. We market various courses and training programs under the Rich Dad brand, as licensee, as well as our Proprietary brands, as described below under "Training Programs". While several of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements as well as other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Licensing Agreements with the Rich Dad Parties

        Effective July 18, 2006, we entered into a limited liability company agreement with Rich Global to promote the financial philosophy espoused by Robert Kiyosaki in his book, Rich Dad Poor Dad. Under this agreement, we established RDE, 51% of which was owned by us, and the remaining 49% by Rich Global. Pursuant to a license agreement dated July 6, 2006 ("Rich Dad License"), Rich Global granted RDE a license to use the Rich Dad trademarks, trade names and other business information in seminars that it conducts in the United States, Canada and the United Kingdom.

        The Company and the Rich Dad Parties have agreed to enter into (i) a new license agreement for the Rich Dad brand, (ii) a cooperative marketing agreement that contemplates the development and implementation of improved customer contact management strategies and (iii) a termination and settlement agreement related to the Company's previous licensing agreement for the Rich Dad brand.

        On March 16, 2010, the Company entered into a Letter Agreement with the "Rich Dad Parties" to restructure the agreements under which the Company licenses and operates under the Rich Dad brand. Under the terms of the Letter Agreement, the Company and RDO have agreed to enter into a new license agreement for the Rich Dad brand for a term of approximately five years, i.e., until December 31, 2014. Rich Global will be a consenting party to the license agreement with respect to the use of its database. The license agreement gives the Company the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The license agreement provides that the Company must establish a reserve account in an amount equal to 30% of the Company's deferred revenues during the term of the license agreement. The purpose of the reserve account is to ensure that the Company can fulfill its contractual commitments to the customers who purchased the Rich Dad courses. Until the reserve account has been fully funded, the Company will pay to RDO a current royalty ("current royalty") of 3% of gross revenue and 5% of gross revenues ("fulfillment royalty") into the reserve account. Gross revenues are gross revenues, net of merchant fees, taxes, shipping refunds, rebates, bad debt and sums paid to RDO's third party coaching provider under a separate cross marketing agreement.

        The reserve account will be funded with fulfillment royalty payments and any funds received from the renegotiation of a letter agreement with RDO's licensed third party coaching services provider and the Company's merchant deposit reserve funds. In addition, the Company will pay into the reserve account on a monthly basis the amount by which the average cash balance of all unrestricted funds in Tigrent's accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from RDE made available to Tigrent) exceeds $6 million. After the reserve account has been fully funded, the Company will pay to RDO royalty payments equal to 10% of the gross revenue in lieu of paying the current royalty to RDO and the fulfillment royalty into the reserve account. If the amount in the reserve account exceeds the reserve goal, the excess funds will be withdrawn from the reserve account and shall be first applied to the deferred fulfillment royalties that are due to RDO and second to the Company for actual expenses related to fulfillment of student agreements.

        The license agreement will contain covenants relating to performance standards and cash operating profits. The Company is limited from making any capital expenditures with any businesses other than the Rich Dad Education Business which exceed $500,000 per year without obtaining written approval from RDO. The Company must also consult with RDO prior to hiring a chief executive officer, chief financial officer or any other officers who reports directly to the chief executive officer. RDO will have the right to allow one (1) representative to observe all meetings of the Company's Board of Directors in a non-voting capacity.

        The restructuring agreements will include the issuance of 9.9% of the Company's outstanding common stock to Rich Global and the redemption of Rich Global's 49% interest in RDE, the limited liability company that was formed to operate the Rich Dad business. The Company's common stock issued to Rich Global will be subject to a shareholder agreement with the Company, which will give Rich Global demand and piggyback registration rights after January 1, 2011. The Company and Rich Global have agreed to transfer the RDE assets to the Company, except the data base of customer names and customer leads, resulting in full ownership by the Company of the business previously conducted by RDE and to dissolve RDE, and terminate the license and administrative services agreements associated with RDE. The Company will have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company from specific claims that it made against the Company and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Letter Agreement also proposes enhanced cooperation in advertising, marketing, and educational programs between the Company, RDO and Professional Education Institute ("PEI") PEI, RDO licensed provider of coaching services, through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

        In connection with the dissolution of RDE, the Company and Rich Global have agreed to terminate certain agreements related to the previous license agreement, which are (i) the Administrative Services Agreement dated July 18, 2006, as amended, (ii) the License Agreement dated July 18, 2006 between RDE and the Company and (iii) the License Agreement dated July 18, 2006 between RDE and Rich Global. The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company from specific monetary and other claims that it alleged against the Company and RDE in connection with its letter dated March 27, 2009 alleging certain defaults.

        In addition, the Company and Rich Global also intend on entering into a cooperative marketing and advertising agreement with PEI to provide for an improved customer contact strategy and to increase marketing and advertising efficiencies. The marketing agreement will be co-terminus with the RDO licensing agreement.

        The parties are currently negotiating the definitive documents related to the restructuring, however, there can be no assurances that the parties will finalize these documents.

Marketing

        We acquire our customers through direct marketing activities, including television infomercials, radio advertising, direct mail, newspaper advertising, email marketing, search engine optimization and marketing, internet-based banner ads and contextual and behavioral targeting digital delivery. Potential customers are invited to attend free preview two-hour workshops in their local areas, during which we offer follow-up three day basic training courses. Customers enroll and attend the basic training courses and receive the reference materials that are designed to accompany the training, which is usually held over the weekend within two or three weeks of the initial free preview workshop. In 2009, approximately 18.3% of the attendees at the preview workshops enrolled in the basic training courses.

        At the basic training courses, customers are taught the fundamentals of course topics and are encouraged to enroll in advanced, detailed courses covering specific topics within the training segment. Our basic and advanced trainings are described below in "Training Programs."

Training Programs

        Each month, we offer over 150 courses throughout our geographic markets. For the year ended December 31, 2009, basic training courses accounted for 9.0% of worldwide revenue and advanced training courses accounted for 72.4% of our worldwide revenue. The remaining 18.6% of revenue came from coaching and our other training services, products, and programs.

Basic Training Courses

        In 2009, we offered basic training courses under the following marketing programs and brands:

        Rich Dad™ Education was created by us in conjunction with Rich Global. The courses are based on the real estate, financial instruments and entrepreneurship teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad. We currently have three Rich Dad™ Education courses, which are Rich Dad™ Learn to be Rich courses focused on real estate investing, Rich Dad™ Stock Success courses focused on financial instruments investing and Launch Your Business focused on entrepreneurship. The courses concentrate on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW® which was developed by Mr. Kiyosaki. These courses are offered in the United States, the United Kingdom and Canada.

        In the United Kingdom, we also offer our products under the following brands:

        Building Wealth™ offers a curriculum focused on the general business of real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Customers are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with emphasis on creative financing strategies. These courses are offered in the United Kingdom.

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

        Women in Wealth™ teaches women how to take control of their financial circumstances, gain enough money and independence to achieve their goals and gain information on the latest wealth-building strategies and techniques. These courses are offered in the United Kingdom.

Advanced Training Courses

        Customers who attend our basic training courses may choose to continue with advanced training courses in real estate or financial instruments investing or entrepreneurship skills. The advanced training courses of study under the Tigrent Learning brand (formerly the Wealth Intelligence Academy ® ("WIA") brand) include:

Real Estate Advanced Courses	Financial Instruments Advanced Courses	Entrepreneurial Advanced Courses

—     Master Investor

—     Asset Protection & Tax Relief

—     Wholesale Buying

—     Discount Notes & Mortgages

—     Properties in Probate

—     Mobile Homes & RV Parks

—     Foreclosures

—     Rehabbing Properties

—     Short Sales & Mortgages

—     Focus Forex

—     Tax Liens

—     Lease Options

—     Master Trader™

—     Cash Flow Options

—     Strategic Trading

—     Spread Trader

—     Technical Mastery

—     Elite Options

—     FACT (Futures & Commodity
Trading)

—     Asset Protection & Tax Relief

—     H.I.T.S.™ (Hedging &
Institutional Tactics &
Strategies)

— Master Entrepreneur — Buying & Selling Businesses — Network Marketing — e-Commerce — Business Expansion — Product Development — Business Financing — Retail — Grant Writing

—     Commercial Real Estate

—     Property Management & Cash
Flow

—     Domestic Land Development

—     International Land
Development

—     Creative Real Estate Financing

—     Real Estate Negotiating
Techniques

—     Apartment Conversion &
Syndication (Canada)

—     Distressed Property &
Repossessions (United
Kingdom)

—     Asset Protection (United
Kingdom)

—     Lease Options/Purchase Options (United Kingdom)

        Customers may access training content through multiple delivery channels, including:

  •
  Live instruction in classroom settings

  •
  Onsite mentoring

  •
  Telephonic coaching

  •
  Electronic access to live online or pre-recorded on-demand programs

  •
  DVDs

  •
  Conferences

  •
  Teleconferences

        Through strategic partners, customers can purchase a license to use supporting software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments

Geographic Diversification

        For the year ended December 31, 2009, 88.9% of our revenue was generated domestically and 11.1% from our international operations in Canada and the United Kingdom. For the year ended December 31, 2008, 89.5% of our revenue was generated in the U.S. and 10.5% internationally.

Competition

        We compete, in a broad sense, with a number of companies, including but not limited to: Investools Inc., Better Trades, Online Trading Academy, Trump University, Stores Online and Nouveau Riche, that also offer training on specific business subjects including real estate and stock market investing. However, we do not believe we compete directly with companies that offer undergraduate and advanced degrees or continuing training programs.

        Generally, competitive factors within the proprietary training market include the range and depth of course offerings, the quality of trainers, the quality of reference materials provided in connection with course studies and the cost of the training process. We believe that the range and depth of our course offerings, the quality of our trainers and reference materials are comparable or superior to those of our competitors. Typically, our advanced trainers have been active investors in their chosen field, have been trained by us and, to a large degree, are previous customers of our programs. Advanced trainers are chosen based on their knowledge and experience with the coursework covered, and are further qualified by meeting standards of knowledge developed internally.

        We have developed a broad line of training resource materials for real estate and financial products which support our course offerings. Charges for our training courses are consistent with those of our competitors.

Employees and Independent Contractors

        On December 31, 2009, we had approximately 347 employees of whom 312, or 89.9%, were located in the United States and 35, or 10.1%, were located in Europe and Canada, plus approximately 251 independent contractors who are trainers, coaches and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are paid commissions based upon the tuition dollar value of courses purchased by customers at our free preview workshops and basic training sessions, or are paid fixed fees for teaching and mentoring advanced courses. Independent contractors are required to execute agreements with us which set forth their commission structures and contain customary confidentiality and non-competition provisions. The independent contractors also agree to comply with our Code of Business Conduct.

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

        We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished with the SEC available to the public through our website at www.tigrent.com. Information on our website is not part of this filing on this Annual Report on Form 10-K and is not incorporated by reference.

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

We have experienced significant negative cash flows from operations in fiscal 2009 and 2008. If this trend continues in the future, it could adversely affect our financial condition and we may not have the ability to generate adequate liquidity to fund our working capital needs through December 31, 2010.

        We had a net use of cash flows from operations of $13.9 million and $13.2 million in the fiscal years ended December 31, 2009 and 2008, respectively. This significant negative cash flow has eroded our unrestricted cash balances and weakened our financial condition. If these trends continue, it could have a material adverse effect on our business, financial condition and results of operations.

        We cannot assure you that any of our business strategies will be successful in 2010, which includes a new licensing agreement with RDO, or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis. Our future is dependent on our ability to execute our operating plan successfully or otherwise address matters or issues as they arise.

The terms of our proposed new agreements with the Rich Dad Parties, restrict our current and future operating and financial flexibility and contain covenants that may result in default.

        The new agreements, which are currently under discussion and have not been finalized, include terms and covenants that, if not met, could result in termination of the relationship with RDO. However, in return for these terms and covenants, the licensing fees to be paid to Rich Global for use of their brand have been decreased providing us with greater profit potential and improves our financial ability to fulfill our obligation to our students. Specifically, the terms of the new agreements require us to:

  •
  Achieve specified monthly levels of Cash Operating Profit, as defined in the Agreement.

  •
  Establish and maintain a reserve equal to 30% of deferred revenue for the fulfillment of customer obligations.

  •
  Limit capital expenditures to less than $500,000 during the calendar year unless we obtain approval from RDO.

  •
  Maintain certain minimum customer service parameters.

  •
  Maintain a minimum number of customer course fulfillments per year.

  •
  Maintain a sufficient number of course offerings.

        If we are not able to comply with the covenants contained in the proposed new licensing agreement for the Rich Dad brand, we may be deemed to be in default of the agreement. If RDO terminates our license agreement, it will have a material adverse impact on our business, financial condition and results of operations.

If we do not finalize the definitive restructuring agreements with the Rich Dad Parties, our business and results of operations will be adversely affected.

        The parties are currently negotiating the definitive documents with respect to restructuring the Rich Dad licensing agreements, however, there can be no assurances that the parties will finalize such definitive documents. If the parties do not finalize the definitive documents, Rich Global might pursue its claims of default against the Company which, if successful, would have a material adverse effect on our business and results of operations.

We have a high concentration of sales from our Rich Dad® Education Brand and the expiration or early termination of this relationship would have an adverse impact on our financial results.

        Our Rich Dad® Education real estate and financial market course offerings accounted for approximately 92.9% of our total cash sales and 83.1% of revenue in 2009. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures. If sales from the Rich Dad® Education Brand were to decrease for any reason or if our relationship with the Rich Dad Parties was terminated due to default under our agreements with the Rich Dad Parties, it would have an adverse effect on our business, results of operations and financial condition. Our new agreements with the Rich Dad Parties, as contemplated in the Letter Agreement, are effective through December 31, 2014; however, there can be no assurances that our relationship will not terminate prior to that date if a default were to occur.

Our uses of cash are restricted under the proposed new licensing agreement with RDO.

        The proposed new license agreement with RDO, as contemplated in the Letter Agreement, requires us to establish and maintain a reserve account in an amount equal to 30% of the Company's deferred revenues during the term of the license agreement. The purpose of the reserve account is to ensure that the Company can fulfill its contractual commitments to the customers who purchased the Rich Dad courses. We will not be able to utilize the cash accumulated in the reserve account for general operating purposes. This restriction on the use of cash associated with the Rich Dad® Education products impacts our liquidity and creates additional administrative obligations for the Company.

If cooperation is not enhanced with RDO's licensed third party provider of coaching services, it could have a material adverse impact on our business and financial results.

        The restructuring agreement contemplates an enhanced level of cooperation with RDO's licensed third party provider of coaching services. The failure to realize the benefits of such cooperation, including cost savings, could have an adverse affect on our financial condition or results of operations.

If we are unable to successfully conclude the litigation, governmental investigations and inquiries pending against us, our business, financial condition, results of operations and growth prospects could be adversely affected.

        Certain government agencies have instituted inquiries regarding us, including the Department of Justice ("DOJ") and the SEC. We are also subject to various other lawsuits, investigations and claims covering a range of matters. See Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements for the year ended December 31, 2009 contained in Part II, Item 8 of this Annual Report for a detailed discussion of these matters.

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

        While we continue to cooperate with the various government investigations, we cannot predict the duration or outcome of the investigations, and the investigations may expand, and other regulatory agencies may become involved. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The government investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former officers or employees, the imposition of fines and penalties, suspensions and/or other remedies and sanctions. Such proceedings, fines, penalties and/or other remedies and sanctions could have a material adverse effect on our business, financial condition, or results of operations.

We may require additional capital, which may not be available on favorable terms, or at all.

        Any additional equity or debt financing, if available at all, may be available only on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in us would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common shares. If we raise capital through the issuance of debt, the incurrence and repayment of any debt could have a material adverse effect on our business, financial condition and results of operations. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.

Our results of operations may be materially affected by economic conditions. Additionally, other changes experienced by our customers including the willingness to trade or invest in securities or real estate could influence discretionary spending contributing to uncertainty in our future results of operations.

        Uncertain economic conditions may affect our customers' discretionary income and ability to purchase our training courses and products. Such economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control and that we have no comparative advantage in forecasting. These conditions include but are not limited to:

  •
  Demand for training and our related products;

  •
  Conditions in the securities and investment markets;

  •
  Conditions in the real estate market;

  •
  Availability of mortgage financing and other forms of credit and consumer credit;

  •
  General economic and business conditions;

  •
  General political developments; and

  •
  Adverse weather or natural or man-made disasters.

        A prolonged economic downturn, particularly in the United States, could increase these effects on our business.

We face significant competition in our markets.

        Our success will depend upon our ability to attract customers by providing high-quality courses and training materials and to attract and retain quality trainers to provide those courses. The market for training courses for specific business issues, such as real estate or stock market investing, is intensely competitive. If we are unable to successfully compete, our business, operating results and financial condition will be materially harmed. Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to course development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

        In addition, in order to compete effectively in our markets, we may need to change our business in significant ways. For example, we may change our pricing, product, or service offerings, make key decisions about technology changes or marketing strategies, or acquire additional businesses or technologies. Any of these actions could hurt our business, results of operations, and financial condition.

Laws and regulations can affect the operations of our business and may limit our ability to operate in certain jurisdictions.

        Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries. Many federal, state and international governmental agencies assert authority to regulate providers of investment training programs. Failure to comply with these regulations could result in legal action instituted by the jurisdictions, including cease and desist and injunction actions. In the event we are subject to such legal action, our reputation could be harmed and the demand for our course offerings could be significantly reduced. See Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements, for a detailed discussion of these regulatory proceedings.

We could have liability or our reputation could be damaged if we do not protect customer data or if our information systems are breached.

        We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential customer or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the various U.S. federal and state laws governing the protection of individually identifiable information. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential customer or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers.

Our ability to offer courses may be affected by natural disaster, strikes or other unpredictable events.

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

Our operations outside the United States subject us to additional risks inherent in international operations.

        We currently operate in the United Kingdom and Canada. As a result, we face risks that are inherent in international operations, including:

  •
  Complexity of operations across borders;

  •
  Currency exchange rate fluctuations;

  •
  Multiple and possibly overlapping or conflicting tax laws;

  •
  Applicability of training concepts to foreign markets; and

  •
  Compliance with foreign regulatory requirements.

Our Board of Directors, without stockholder approval, may issue preferred stock which could reduce the voting power or rights of our other stockholders and make it more difficult for a third party to acquire a majority of our outstanding voting stock.

        Our Board of Directors, without stockholder approval, may issue up to 10.0 million shares of preferred stock. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions, which could dilute the voting strength of the holders of common stock and reduce the likelihood that such holders will receive dividend payments and payments upon liquidation. Issuance of preferred stock could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of our outstanding voting stock.

Our introduction of new senior executives, or the loss of any of our key executive personnel, or high performing trainers, could disrupt our operations and reduce our profitability.

        Our future success depends to a significant extent on the successful integration of our new senior executive management, including our interim CEO, in the continuing development of our operations. The loss of the services of certain of these individuals, including our high performing trainers, may have a material adverse effect on our business. We currently do not maintain key man insurance on any member of our senior executive management team.

        Our future success also depends on our ability to retain and attract high performing trainers. The loss and/or inability to recruit suitable replacements may affect our performance and reduce our profitability.

Any decrease in the popularity of the Rich Dad® Education Brand would have an adverse impact on our financial condition.

        If the Rich Dad® Education Brand were to experience a decrease in popularity, it would have a significant impact on our business, results of operations and financial condition. In the current economic environment, many individuals are not interested in purchasing real estate investment courses or products. The decreased interest in real estate investing could impact the Rich Dad® Education Brand. Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad® Education Brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad® Education Brand and consequently impact our sales of Rich Dad® Education products.

If there is a material change in relationships with our customers or in the demand by potential customers for our services, it could have a significant impact on our business.

        Our success is dependent on our ability to successfully attract customers to programs that they feel will enhance their skill sets and develop their earning power. Their level of satisfaction with our course offerings affects our reputation as they tell others about their experience. Our business could suffer if we fail to deliver quality programs at acceptable price points.

The current market price of our common stock significantly exceeds our book value per share and increases the risk that our market price per share may decline in the future.

        The market price of our common stock was $0.52 per share at the close of business on March 17, 2010, and exceeded our December 31, 2009 book value, which was a stockholders' deficit of $44.9 million, or $3.82 book value per share deficit. The lower book value per share compared to our market price per share increases the risk that our market price per share may decline in the future.

We have material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

        In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Item 9(A)T. Controls and Procedures.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth our office locations as of April 14, 2010:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Own	40,734	—
EduTrades and telemarketing headquarters	Murray, UT	Lease	25,428	August 2010
European headquarters	London, England	Lease	2,727	April 2012
Canadian headquarters	Ontario, Canada	Lease	5,100	February 2014
Training center	Salt Lake City, UT	Lease	6,783	September 2010
Training center	Surrey, England	Lease	1,990	December 2010
Shipping facility	Cape Coral, Florida	Lease	3,000	December 2010

			85,762

        We own the land and building of our executive offices in Cape Coral, Florida. Our executive office building is approximately 40,734 square feet and is situated on approximately 4.5 acres.

        We lease approximately 25,428 square feet of office space in Murray, Utah for our EduTrades and telemarketing headquarters. The lease expires in August 2010 with a monthly rent of $26,977 over the remainder of the lease. The Company has an available renewal option.

        We lease approximately 2,727 square feet of office space in London, England for our European headquarters. The lease expires in April of 2012 and our monthly rental rate is approximately $7,900.

        In March 2009, we entered into a lease for approximately 5,100 square feet of office space in Ontario, Canada. The lease expires in February 2014 and rent is payable monthly at rates increasing from approximately $2,760 to $3,150 over the term of the lease.

        We lease approximately 6,783 square feet of office space in Salt Lake City, Utah. The lease expires in September 2010 with a monthly rent of $10,813 over the remaining term of the lease. The facilities are being used as a training center. The Company has an available renewal option which we do not intend to exercise.

        We lease approximately 1,990 square feet of office space in Surrey, England which is being used as a training center. The lease expires in December 2010 and the rent is approximately $21,121 per month.

        We entered into a lease with an unrelated third party for 3,000 square feet in Cape Coral, Florida, effective January 1, 2009 which is used for product shipping and inventory storage. This lease expires in December 2010 with a monthly rent of $2,890 over the remainder of the lease. The Company has a one-year renewal option available.

ITEM 3.    LEGAL PROCEEDINGS

        See Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for information about legal proceedings in which we are involved.

ITEM 4.    RESERVED

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is currently quoted on the NASD Over-the-Counter Bulletin Board under the trading symbol "TIGE". The following table shows the high and low sales prices of our common stock for each quarter in 2009 and 2008. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	High	Low
Year ended December 31, 2009
Fourth Quarter	$1.43	$0.41
Third Quarter	$1.80	$0.76
Second Quarter	$1.65	$0.55
First Quarter	$1.25	$0.26
Year ended December 31, 2008
Fourth Quarter	$1.35	$0.55
Third Quarter	$1.50	$0.70
Second Quarter	$2.00	$0.90
First Quarter	$2.90	$1.57

        As of March 17, 2010, the closing price of our common stock as reported on the NASD Over-the Counter Bulletin Board was $0.52. According to the records of our transfer agent, there were 129 shareholders of record of our common stock as of February 28, 2010. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Dividend Policy

        The Company has not paid out any cash dividends for the past two years and does not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table summarizes, as of December 31, 2009, the equity compensation plans under which we may issue shares of stock to our directors, officers and employees.

Plan Category	Number of common shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance under equity compensation plans
2009 Incentive Plan, approved by security holders	600,000	(1)	NA	700,000	(1)
1998 Stock Option Plan, approved by security holders	166,350		$3.67	—

(1)
The 600,000 shares awarded to our Chief Executive Officer will be forfeited if certain performance targets are not met within 90 days of his departure (March 16, 2010) and will become available for future issuance under the 2009 Incentive Plan.

2009 Incentive Plan

        The Company's 2009 Incentive Plan ("Incentive Plan"), which was approved by the shareholders on September 2, 2009, authorized 1.3 million shares to be issued in various equity incentive instruments. As of December 31, 2009, we had awarded 600,000 restricted common shares of the 1.3 million shares authorized under the Incentive Plan to our Chief Executive Officer. The Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, non-employee directors, management and consultants are eligible to receive awards. The purpose of the Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.

        In September 2008, our Board of Directors entered into a restricted performance share agreement with Charles M. Peck, our former Chief Executive Officer, providing for the issuance of 600,000 restricted shares of the Company's common stock, which would vest in accordance with certain market and service conditions. As of March 16, 2010, Mr. Peck is no longer with the Company, and will forfeit these shares if certain performance targets are not met within 90 days of his departure.

1998 Stock Option Plan

        Our 1998 Stock Option Plan ("1998 Plan") provided for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. The 1998 Plan expired on August 30, 2008, but 166,350 options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested. Only our employees and directors were eligible to receive awards under the 1998 Plan. The exercise price of a stock option grant under the 1998 Plan was not less than the average market price of our common stock on the date of the grant and no options had a term of more than ten years. Options granted under the 1998 Plan typically vest as follows: 25% of the options vest on the grant date, an additional 25% vests on the first anniversary of the grant date, another 25% vests on the second anniversary of the grant date, and 100% of the shares vest on the third anniversary of the grant date, although the Compensation Committee was allowed to approve a different vesting period. All options expire ten years from the date of grant.

ITEM 6.    SELECTED FINANCIAL DATA

        Not required.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements involving risks, uncertainties and assumptions including such statements as plans, objectives, expectations and intentions that could cause our results to differ materially from expectations. See our cautionary language preceding Item 1. Business, and Item 1A Risk Factors, for factors that could cause future results to differ materially.

Executive Overview

        Our Company is a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially literate. We provide customers with comprehensive instruction and mentoring in the topics of real estate and financial instruments investing, entrepreneurship and personal finance in the United States, United Kingdom and Canada. Our training is offered in non-accredited free preview workshops, as well as basic training courses, advanced courses and mentoring and coaching programs.

        The Company had a difficult operating year despite reporting significantly higher consolidated net income compared with 2008. The difficult economic environment, tightening in the credit markets which limited accessibility to funding for our customers and decreased sales of our Rich Dad products all contributed to our negative cash outflow of $12.8 million. In addition, a Company litigation settlement related to a non-core asset located in Costa Rica and costs related to that settlement negatively impacted our cash position and results of operations.

        The 2009 net income was favorably impacted by $23.0 million of RDE real estate course breakage that we were able to recognize upon establishing historical trends of course attendance after contract expiration. Revenue recognized on course breakage does not impact cash flow.

        During the past few years, we have attempted various expansion efforts. We have rolled out new proprietary course offerings in established market places as well as attempting global expansion for both new and established course offerings. These expansion efforts were costly and primarily unsuccessful. Given the current economic climate and our declining cash position, we have discontinued these expansion efforts and will instead focus on increasing the speed and cost efficiency with which we fulfill our long term customer commitments to our Rich Dad customers. We also intend to focus on increasing the profitability of our core licensed brand, the Rich Dad™ brand during 2010.

        On March 16, 2010, the Company entered into a Letter Agreement with Rich Dad Parties to amend and restructure the agreements pursuant to which the Company licenses and operates under the Rich Dad brand. The new licensing agreement will give us the right to sell Rich Dad products and training courses in live seminars in the United States, Canada and the United Kingdom for a term of approximately five years, i.e. until December 31, 2014. More details about the restructuring and the proposed terms of the license agreements are in "Business—Licensing Agreement with the Rich Dad Parties."

        We believe that our restructured relationship with Rich Global and RDO, coupled with our continued efforts to reduce our overall operating costs through reductions in personnel and discretionary spending, will enable us to generate sufficient liquidity to fund our working capital needs through December 31, 2010; however, there can be no assurances that this will be the case.

Results of Operations

        Our operating results are expressed as a percentage of revenue for the year ended December 31, 2009 ("2009") and the year ended December 31, 2008 ("2008") in the table below:

	2009	2008
Revenue	100.0%	100.0%

Operating costs and expenses:
Direct course expenses	41.2	47.4
Advertising and sales expenses	30.4	31.1
General and administrative expenses(a)	17.8	19.8
Impairment of assets	1.3	1.8
Litigation settlement expenses	2.3	—

Total operating costs and expenses	93.0	100.1

Income (loss) from operations	7.0	(0.1)

Other income:
Other income, net	0.1	0.1
Interest income	0.2	0.8
Interest expense	(0.1)	(0.1)
Equity loss from related parties	(0.1)	(0.1)
Gain on disposition of assets	—	0.5

Total other income	0.1	1.2

Income before income taxes	7.1	1.1
Income tax provision	(1.4)	(0.8)

Net income	5.7%	0.3%

(a)
Includes "special items" which primarily consists of direct costs associated with the SEC and DOJ investigations.

Non-GAAP Financial Measures

Adjusted EBITDA

        As used in our operating data, EBITDA is defined as net income excluding the impact of asset impairments; special items (including the costs associated with the SEC and the DOJ investigations); certain litigation settlement expenses related to non-core real estate investments in Costa Rica; interest income; interest expense; other income, net; income tax provision; gain on asset dispositions; stock-based compensation expense; depreciation and amortization expense; and equity loss from investments in real estate. We define "Adjusted EBITDA" as EBITDA adjusted for the net change in deferred revenue less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States ("GAAP").

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

        We incur many costs before a customer attends any basic or advanced training. Those costs include media, travel, facilities and instructor fees for the preview workshops and are expensed when incurred. Licensing fees paid to Rich Global and telemarketing and speaker commissions are deferred and recognized when the related revenue is recognized. Revenue recognition of fees paid by customers to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the customer, (ii) the customer has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue is recognized through course breakage. We recognize the deferred revenue only after one of those four occurrences. Thus, reporting in accordance with GAAP creates significant timing differences between the receipt and disbursement of cash relative to the recognition of the related revenue and expenses both in our Consolidated Statements of Cash Flows and Consolidated Statements of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

        Adjusted EBITDA has material limitations and should not be considered as an alternative to net income, cash flows provided by or used in operations, investing or financing activities or other financial statement data presented in the Consolidated Financial Statements as indicators of financial performance or liquidity. Items excluded from Adjusted EBITDA are significant components in understanding our financial performance. Because Adjusted EBITDA is not a financial measurement calculated in accordance with GAAP and is subject to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of performance used by other companies.

        The table below is a reconciliation of the Company's net income to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	For the years ended December 31,
	2009	2008
Net income	$9,779	$582
Impairment of assets	2,162	3,056
Special items	315	1,559
Litigation settlement expenses	3,846	—
Other income, net	(313)	(179)
Interest income	(358)	(1,300)
Interest expense	232	217
Income tax provision	2,438	1,305
Stock-based compensation expense	77	665
Depreciation and amortization	995	1,382
Equity losses from investment in real estate	154	163
Gain on sale of assets	—	(994)

EBITDA	19,327	6,456
Net change in deferred revenue	(34,793)	(4,125)
Net change in deferred course costs	6,640	(2,828)

Adjusted EBITDA	$(8,826)	$(497)

Adjusted EBITDA as a percentage of cash received from course and product sales	(6.5)%	(0.3)%

Cash Sales

        The following table provides a reconciliation of the Company's cash sales by segment to its reported revenue. Cash sales performance is a metric used by management in assessing the performance of each of its business segments. Deferred revenue represents the difference between our cash sales and the impact of applying our revenue recognition policies to those cash sales. Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in thousands):

	For the years ended December 31,
	2009	2008
Cash received from course and product sales:
Proprietary brands
Real estate training	$6,368	$23,618
Financial markets training	3,260	9,799
Rich Dad™ Education
Real estate training	97,684	121,416
Financial markets training	28,819	12,777

Total consolidated cash received from course and product sales	136,131	167,610

Change in deferred revenue
(Increase)/decrease to deferred revenue:
Proprietary brands
Real estate training	9,839	22,506
Financial markets training	9,368	13,332
Rich Dad™ Education
Real estate training	23,934	(23,871)
Financial markets training	(8,348)	(7,842)

Total consolidated change in deferred revenue	34,793	4,125

Revenue:
Proprietary brands
Real estate training	16,207	46,124
Financial markets training	12,628	23,131
Rich Dad™ Education
Real estate training	121,618	97,545
Financial markets training	20,471	4,935

Total consolidated revenue for financial reporting purposes	$170,924	$171,735

Business Segments

        We operate in two business segments: Proprietary brands and Rich Dad™ Education. The proportion of revenue of each segment is as follows:

	Years ended December 31,
As a percentage of total revenue	2009	2008
Proprietary brands:
Real estate training	9.5%	26.8%
Financial markets training	7.4	13.5

Subtotal	16.9	40.3

Rich Dad™ Education:
Real estate training	71.2	56.8
Financial markets training	11.9	2.9

Subtotal	83.1	59.7

Total consolidated revenue for financial reporting purposes	100.0%	100.0%

Proprietary Brands

Real estate training

        We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney®'s Building Wealth™. We added to our brand portfolio by offering our customers additional real estate training offerings including Teach Me Foreclosure™ & Real Estate Investing as well as Making Money from Property with Martin Roberts and Women in Wealth™. In 2008, we suspended sales of our Proprietary brands real estate offerings in the U.S. and Canada. We continue to offer Building Wealth™, Making Money from Property with Martin Roberts and Women in Wealth™ courses in the United Kingdom.

        Cash sales and revenue decreased to $6.4 million and $16.2 million, respectively, in 2009 compared with cash sales and revenue of $23.6 million and $46.1 million, respectively, in 2008. Revenue was additionally impacted by the recognition of $5.7 million of course breakage in 2009, as compared with $13.7 million of course breakage recognized in 2008, a decrease of $8.0 million or 58.4%. The decrease in cash sales, revenue and course breakage was primarily due to the discontinuation of the Russ Whitney®'s Building Wealth™ course in the U.S. and Canada and the reduced number of events held for Proprietary brands.

Financial instruments training

        EduTrades™, the Proprietary brands financial instruments training division, began operations in July 2002 with the acquisition of Teach Me to Trade® and began sales in the fourth quarter of 2002. We provide training to avocational investors in financial instruments, such as stocks, options, futures, options on futures and foreign exchange. Our training provides skills and knowledge on trading fundamentals as well as advanced technical analysis to potential investors. We ceased sales of Teach Me to Trade® in the U.S. in the third quarter of 2008 and in Canada in the fourth quarter of 2008. We continue to offer Teach Me to Trade® in the United Kingdom.

        Cash sales and revenue decreased to $3.3 million and $12.6 million, respectively, in 2009 compared with cash sales and revenue of $9.8 million and $23.1 million, respectively, in 2008. Revenue was additionally impacted by the revenue recognized from course breakage, which was $5.0 million in 2009 compared with $5.8 million in 2008, a decrease of $0.9 million or 15.5%. The decrease in cash sales, revenue and course breakage was primarily attributable to the cessation of sales of our Teach Me to Trade® brand in the U.S. and Canada, partially offset by an increase in cash sales of EduTrader™ software subscriptions.

Rich Dad™ Education

        In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad™ Education brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our RDE brands provide investor and entrepreneurship training in the United States, the United Kingdom and Canada.

Real estate training

        Cash sales decreased to $97.7 million and revenue increased to $121.6 million, respectively, in 2009 compared with cash sales and revenue of $121.4 million and $97.5 million, respectively, in 2008. We believe the decrease in cash sales is primarily attributable to a decrease in consumer spending and tightening credit markets which impacted the housing market and increased the perception of lower profit potential from real estate investments. The increase in revenue despite the decrease in cash sales reflects the use of DVDs and other alternative training fulfillment methods in accordance with customer contractual terms. Additionally, we recognized $23.0 million of revenue due to course breakage in December 2009. Prior to December 2009 and in respect of the timing of the product introductions, we had not accumulated sufficient historical data on course attendance on RDE real estate products to record course breakage in accordance with our accounting policy. In an effort to improve our quality of service to our customers and expand our fulfillment capabilities, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers.

Financial instruments training

        Cash sales and revenue in 2009 were $28.8 million and $20.5 million, respectively, compared with $12.8 million and $4.9 million, respectively, in 2008. Cash sales and revenue in 2009 increased as compared with 2008 primarily because we began sales of the RDE financial instruments courses in the second quarter of 2008. Additionally, the increase in revenue reflects alternative fulfillment methods in accordance with customer contractual terms. In an effort to improve our quality of service to our customers and expand our fulfillment capabilities, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers.

        Although the cash sales of RDE financial instruments courses are increasing, a substantial portion of the cash sales are deferred for revenue recognition purposes in the Consolidated Statement of Operations. We have been unable to recognize breakage revenue for the financial instruments training components of the RDE brands because we lack sufficient historical data to establish breakage trends in accordance with our accounting policy. Based on our accounting policies, we will begin to recognize breakage for this segment during 2011.

Year Ended December 31, 2009, compared to Year Ended December 31, 2008

Revenue

        Revenue in 2009 was $170.9 million, which was essentially flat compared with revenue of $171.7 million in 2008.

        A reconciliation of cash sales to revenue is as follows (in thousands):

	Years ended December 31,
			% Change
	2009	2008
Cash received from course and product sales:
Basic training sessions	$14,947	$19,282	(22.5)
Advanced courses	102,266	131,206	(22.1)
Product sales	11,673	14,074	(17.1)
Other	7,245	3,048	137.7

Total cash received from course and product sales	136,131	167,610	(18.8)
Net change in deferred revenue	34,793	4,125

Revenue for financial reporting purposes	$170,924	$171,735	(0.5)

        Revenues remained relatively flat in 2009 compared with 2008 despite the overall declining cash sales from our courses and products, primarily due to the initial recognition of $23.0 million of course breakage associated with the real estate training component of the RDE brands. Prior to the fourth quarter of 2009, no course breakage was recognized for RDE because we lacked sufficient historical data to establish breakage trends in accordance with our accounting policy. Course breakage for our Proprietary brands in 2009 was $10.7 million compared with $19.5 million in 2008, a decrease of $8.8 million or 45.1%.

        The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Years ended December 31,
			% Change
	2009	2008
Number of courses
Free introductory workshops	3,594	4,448	(19.2)
Basic training sessions	756	847	(10.7)
Advanced live courses	690	726	(5.0)
Advanced electronic courses	160	137	16.8

Total	5,200	6,158	(15.6)

Number of attending customers
Basic training sessions	26,493	49,451	(46.4)
Advanced live courses	10,209	12,183	(16.2)
Advanced electronic courses	3,605	3,633	(0.8)

Total	40,307	65,267	(38.2)

Average customers per paid course
Basic training sessions	35.0	58.4	(40.1)
Advanced live courses	14.8	16.8	(11.9)
Average	25.4	39.2	(35.2)

        We had approximately 442,000 total registrants during the year ended December 31, 2009, compared with approximately 494,000 total registrants during the year ended December 31, 2008, a decrease of 52,000 or 10.5%. Approximately 18.3% of the customers attending the free preview workshops purchased one or more of our basic training courses during 2009, a decline of 2.5 percentage points from 20.8% in 2008. For basic training and advanced training, the customer pays the course fee at the time of registering for the program. See Business Segments above for further discussion of cash sales and revenue for financial reporting.

        The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Years ended December 31,
	2009	2008
Television	2.4%	20.1%
Direct mail	8.9	9.9
Newspaper	2.9	3.8
Website	23.2	26.8
Online advertising	52.4	29.3
Radio and Other	10.2	10.1

Total	100.0%	100.0%

        Our trend of increasing online advertising and reducing television advertising continued during 2009 as we believe it is a more cost-efficient method of attracting potential customers.

Changes in Deferred Revenue

        Deferred revenue decreased by $34.8 million in 2009 compared with a decrease of $4.1 million in 2008. This decrease of the deferred revenue balance is primarily attributable to the initial recognition of course breakage for the real estate training component of our RDE segment, as discussed above. Also, to a lesser extent, it is the result of our expansion of the options and use of technology for course fulfillment and the implementation of an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

        For these reasons, as reflected in the table below, our deferred revenue as a percentage of total revenue decreased 20.1 percentage points to 47.9% in 2009 compared with 68.0% in 2008.

	Years ended December 31,
(in thousands)	2008	2008
Deferred revenue	$81,919	$116,712
Revenue for financial reporting purposes	$170,924	$171,735
Deferred revenue as a percentage of revenue	47.9%	68.0%

        We have expanded the options for course fulfillment in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVDs and via the internet and expanded the number of location options for customers in the United States. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

        Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses.

        The following table sets forth the changes in the significant components of direct course expenses (in thousands):

	Years ended December 31,			% of Revenue Years ended December 31,
			% Change 2009 vs. 2008
	2009	2008		2009	2008
Product costs	$22,904	$24,244	(5.5)	13.4	14.1
Course events	19,993	30,244	(33.9)	11.7	17.6
Salaries, commissions and fees(1)	22,998	21,814	5.4	13.5	12.7
Administrative fees and other	4,523	5,157	(12.3)	2.6	3.0

Total	$70,418	$81,459	(13.6)	41.2	47.4

(1)
Includes recognition of $2.3 million of deferred commission expense related to RDE real estate course breakage.

        The decrease in direct course expenses for product costs and course events is primarily attributable to the decrease in the number of events held, the decrease in sales of our Tigrent and RDE brands and improved management and negotiation of seminar hotel rentals and travel expenses. The increase in commissions, fees and payroll in 2009 as compared with 2008 is primarily due to the recognition of $2.3 million of expenses related to RDE course breakage revenue in 2009. We did not have sufficient historical information to record RDE breakage until December 2009; therefore, our 2008 direct course expense did not include costs related to RDE course breakage.

Advertising and sales expenses

        Advertising and sales expenses primarily consist of two components:

  •
  Media purchased to generate registrations to our free preview workshops, and

  •
  Costs associated with supporting customer recruitment.

        We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom, and Canada. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

        The following table presents the expense categories that comprise advertising and sales expenses for the year ended December 31, 2009 and 2008, respectively, and the expense categories as a percentage of total advertising and sales expenses (in thousands):

	Years ended December 31,
Expense category	2009		2008
Television	$2,026	3.9%	$11,015	20.6%
Direct mail	3,162	6.1	4,395	8.2
Newspaper	2,074	4.0	2,572	4.8
Internet	17,840	34.3	9,963	18.6
Radio and other	7,231	13.8	8,099	15.2

Media spending	32,333	62.1	36,044	67.4

Outreach sales commissions	3,783	7.3	6,056	11.4
RDE licensing fees(a)	15,930	30.6	11,356	21.2

Advertising and sales expenses	$52,046	100.0%	$53,456	100.0%

(a)
Includes recognition of $2.3 million of deferred license fees related to RDE real estate course breakage.

        Media spending decreased by 10.3% for the year ended December 31, 2009, compared with the same period in 2008. Media spending, as a percentage of revenue, was 18.9% in 2009 compared with 21.0% in 2008. This decrease of 2.1 percentage points in media spending as a percentage of revenue is primarily attributable to the decreased spending in television advertising which tends to carry the highest costs. Decreased spending was partially offset by costs associated with the launch of multiple new offerings, higher customer acquisition costs associated with increased marketplace saturation of the RDE brands, inefficiencies realized in transitioning vendor relationships and creative expenses related to our rebranding efforts. The 40.3% increase in licensing fees is primarily attributable to the recognition of $2.3 million in deferred license costs related to recognition of RDE course breakage which began in 2009. We continued to redirect our media spending from television to Internet and website advertising during 2009, as outlined in the following table:

	Years ended December 31,
	2009	2008
Television	6.3%	30.6%
Direct mail	9.8	12.2
Newspaper and magazine	6.4	7.1
Internet and website	55.2	27.6
Radio and other	22.3	22.5

Total	100.0%	100.0%

General and administrative expenses

        General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

        The following table sets forth the changes in significant components of general and administrative expenses for the time periods set forth below (in thousands):

	Years ended December 31,			% of Revenue Years ended December 31,
			% Change 2009 vs. 2008
	2009	2008		2009	2008
Office and facility costs	$3,883	$5,223	(25.7)	2.3	3.0
Salaries, wages and benefits	15,275	19,153	(20.2)	8.9	11.2
Legal fees	4,141	1,848	124.1	2.4	1.1
Accounting and auditing fees	1,499	2,275	(34.1)	0.9	1.3
Other professional fees	2,153	1,592	35.2	1.2	0.9
Other	3,569	3,879	(8.0)	2.1	2.3

Total	$30,520	$33,970	(10.2)	17.8	19.8

        In 2009, we increased focus on the alignment of the Company's general and administrative expenses in relation to current business conditions and decline in sales. In connection with the initiative to improve alignment, we significantly reduced headcount and the related salary, benefit and office expenses, renegotiated our insurance costs and reduced IT and facility costs.

        The Company's legal fees in 2009 increased by $2.3 million as compared with legal fees in 2008, primarily because of $1.3 million of litigation expenses incurred in the process of settling lawsuits related to a foreign non-core investment. In addition, we continue to incur legal fees related to on-going litigation related to the cases discussed below.

        The $0.8 million decrease in accounting and auditing fees for 2009 compared with 2008 is primarily attributable to the cessation of the costs associated with restatements. The $0.6 million increase in other professional fees for 2009 compared with 2008 is primarily attributable to external fees paid in connection with our rebranding efforts during 2009.

Litigation settlement expenses

        Litigation settlement expenses in 2009 were $3.8 million and include costs associated with the settlement of lawsuits related to a non-core real estate investment in Costa Rica, the circumstances surrounding which are not typical or in the ordinary course of our business. There were no similar litigation settlement expenses in 2008.

Impairment of assets

        In 2009, we recorded impairment charges totaling $2.2 million. Of the $2.2 million, $1.7 million is related to our investment in Tranquility Bay of Southwest Florida, LLC ("Tranquility Bay"), whose value we consider impaired because of liens on the property and deteriorating real estate market conditions in Southwest Florida where the property is located. We also incurred an impairment of $0.2 million on a note receivable that we hold related to property in Central Florida as the result of a settlement agreement with the owner of the property. In addition, we determined that our Bizflow accounting software and the customer list related to our Mortgage Reduction System ("MRS") product no longer have value and these were impaired as of December 31, 2009.

        In 2009, we recorded impairment charges, as follows (in thousands):

Investment in real estate (Tranquility Bay)	$1,661
Note receivable collaterized by land and building	247
Bizflow accounting software	103
MRS customer list	151

Total	$2,162

        In 2008, we recognized an impairment of $2.2 million for the corporate aircraft to reflect its decline in fair market value resulting from the general economic downturn and the reduction in the market for such assets. The impairment of the note receivable from Tranquility Bay was a result of the downturn in the real estate market in Southwest Florida. See Note 6—Notes Receivable in the Notes to Consolidated Financial Statements for further discussion. The Teach Me To Trade® trademark and Teach Me U™ software were impaired with the discontinuation of this brand in the U.S. While we continue to sell this brand in the UK, projected sales did not support the carrying value of these assets and they were fully impaired in 2008.

        In 2008, our impairment charges consisted of the following (in thousands):

Corporate aircraft	$2,217
Note receivable Tranquility Bay	500
Teach Me U™ software	166
Teach Me To Trade® trademark	173

Total	$3,056

Income (loss) from operations

        We had income from operations of $11.9 million in 2009, compared with $0.2 million loss from operations in 2008. The $12.1 million increase in the income from operations was primarily due to the recording of breakage revenue of $23.0 million for the real estate component of our RDE segment in the fourth quarter of 2009.

Interest income

        Interest income in 2009 decreased by $0.9 million to $0.4 million compared with $1.3 million in 2008. The decrease in interest income is due to a reduction in the balances of our interest-bearing cash and cash equivalent accounts and a continued reduction in interest rates earned due to general economic conditions.

Gain on disposition of assets

        Gain on the disposition of assets was $1.0 million in 2008, and resulted from the sale of certain Costa Rica assets held for sale at December 31, 2008. There were no such items in 2009.

Income tax provision

        In 2009 and consistent with 2008, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration. The income tax provision in 2009 and 2008 was $2.4 million and $1.3 million, respectively. For both 2009 and 2008, the Company recorded state income tax expense pertaining to jurisdictions where we did not have sufficient net operating losses ("NOLs") to offset taxable income. In 2009, we utilized our remaining federal NOLs and available alternative minimum tax credits that had been generated in previous years.

Management's Plan

        The financial statements have been prepared in contemplation of management's plan for 2010 which assumes a viable operational and financial structure.

        At and for the year ended December 31, 2009, we had a consolidated shareholders' deficit of $44.9 million and a negative cash flow of $12.8 million. As a result, management evaluated whether we have the ability to have sufficient liquidity to fund working capital needs. In its analysis, management analyzed projected sales and expenses as they compared to historical trends and recent performance. In addition, management included a potential negative factor in the event that economic conditions continued to deteriorate. We believe our business expenses to be scalable to the relative size of our revenues and we continue to control costs through reductions in staff and various cost-cutting measures including facilities consolidation and renegotiations with our vendors, including our information technology and media vendors to align the size of our Company with projected revenue. Additional cash flow may be received upon our continued efforts to sell our non-core assets.

        In addition, the Letter Agreement dated March 16, 2010 with the Rich Dad Parties will include terms favorable to our cost structure and should assist us in our effort to minimize our negative cash flow from operations. Based on this analysis, management has concluded that our Company should have sufficient cash to meet its obligations during 2010.

        It is possible that the actual results of management's plans could be materially worse than anticipated, or that one or more of management's significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. We are currently negotiating the definitive agreement with the Rich Dad Parties, however, there can be no assurances that such agreement will be finalized. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary if we are presented with unforeseen material adverse events or fail to successfully address any Risk Factors previously discussed.

Licensing Agreements with the Rich Dad Parties

        Effective July 18, 2006, we entered into a limited liability company agreement with Rich Global to promote the financial philosophy espoused by Robert Kiyosaki in his book, Rich Dad Poor Dad. Under this agreement, we established a limited liability company named Rich Dad Education, LLC, 51% of which was owned by us, and the remaining 49% by Rich Global. Pursuant to a license agreement dated July 6, 2006, Rich Global granted RDE a license to use the Rich Dad trademarks, trade names and other business information in seminars that it conducts in the United States, Canada and the United Kingdom.

        We entered into a Letter Agreement with the Rich Dad Parties to amend and restructure the agreements pursuant to which we license and operate the Rich Dad brand. Rich Global and RDO are entities controlled by Robert and Kim Kiyosaki. Mr. Kiyosaki is the author of the internationally best selling Rich Dad Poor Dad and other books that teach readers about financial literacy. The Company provides courses that are based on the teachings and philosophies outlined by Mr. Kiyosaki in the Rich Dad Poor Dad book series. The Company and the Rich Dad Parties have agreed to enter into (i) a new license agreement for the Rich Dad brand, (ii) a cooperative marketing agreement that contemplates the development and implementation of improved customer contact management strategies and (iii) a termination and settlement agreement related to the Company's previous licensing agreement for the Rich Dad brand. These new agreements, as contemplated in the Letter Agreement, will be effective through December 31, 2014.

        Under the terms of the Letter Agreement, the Company and RDO have agreed to enter into a new license agreement for the Rich Dad brand for a term of approximately five years, i.e., until December 31, 2014. Rich Global will be a consenting party to the license agreement with respect to the use of its database. The license agreement gives the Company the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The license agreement provides that the Company must establish a reserve account in an amount equal to 30% of the Company's deferred revenues during the term of the license agreement. The purpose of the reserve account is to ensure that the Company can fulfill its contractual commitments to the Company's students. The reserve account will be funded with fulfillment royalty payments and any funds received from the renegotiation of a letter agreement with RDO's licensed third party coaching services provider and the Company's merchant deposit reserve funds. In addition, the Company will pay into the reserve account on a monthly basis the amount by which the average cash balance of all unrestricted funds in Tigrent's accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from RDE made available to Tigrent) exceeds $6 million.

        Until the reserve goal has been met, the Company will pay to RDO a current royalty of 3% of gross revenue (net of merchant fees, taxes, shipping refunds, rebates, bad debt and sums paid to RDO's third party coaching provider under a separate cross marketing agreement) and 5% of gross revenue ("Fulfillment Royalty") into the reserve account. Fulfillment Royalties are deferred royalties payable to RDO upon the Company achieving the reserve goal. After the Reserve Account has been fully funded, the Company will pay to RDO royalty payments equal to 10% of Gross Revenue in lieu of paying the current royalty to RDO and the Fulfillment Royalty into the reserve account. If the amount in the reserve account exceeds the reserve goal, the excess funds will be withdrawn from the Reserve Account and shall be first applied to the deferred Fulfillment Royalties that are due to RDO and second to the Company for actual expenses related to fulfillment of student agreements.

        The license agreement will contain covenants relating to performance standards and cash operating profits. The Company is limited from making any capital expenditures with any businesses other than the Rich Dad Education Business which exceed $500,000 per year without obtaining written approval from RDO. The Company must also consult with RDO prior to hiring a chief executive officer, chief financial officer or any other officers who reports directly to the chief executive officer. RDO will have the right to allow one (1) representative to observe all meetings of the Company's Board of Directors in a non-voting capacity.

        Under the Letter Agreement, the Company and Rich Global have agreed to dissolve RDE, the limited liability company that was formed to operate the Rich Dad business, 49% of which was owned by Rich Global and 51% by the Company. The Company will redeem Rich Global's 49% interest in RDE and will have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. Company will issue 9.9% of its issued and outstanding common stock to Rich Global and will reimburse it for costs prepared in filing a Schedule 13D. The Company's common stock issued to Rich Global will be subject to a shareholder agreement with the Company, which will give Rich Global demand and piggyback registration rights after January 1, 2011. The parties have agreed to amend the operating agreement to address certain tax matters and allocate final distributions to the Company and Rich Global, which includes the distribution to Rich Global of all of RDE's rights in the database, leads generated from the data base and the Rich Dad domain name.

        In connection with the dissolution of RDE, the Company and Rich Global have agreed to terminate certain agreements related to the previous license agreement, which are (i) the Administrative Services Agreement dated July 18, 2006, as amended, (ii) the License Agreement dated July 18, 2006 between RDE and the Company and (iii) the License Agreement dated July 18, 2006 between RDE and Rich Global. The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company from specific monetary and other claims that it alleged against the Company and RDE in connection with its letter dated March 27, 2009 alleging certain defaults. In addition, the Company and Rich Global also intend on entering into a cooperative marketing and advertising agreement with Professional Education Institute ("PEI") to provide for an improved customer contact strategy and to increase marketing and advertising efficiencies. The marketing agreement will be co-terminus with the RDO licensing agreement.

        The parties are currently negotiating the definitive documents related to the restructuring agreements, however, there can be no assurances that such documents will be finalized.

Known Trends

        In general, our financial results for the year ended December 31, 2009 were adversely affected by the continuing economic recession, the rise in unemployment and the increased cost and decreased availability of consumer credit, particularly in the United States.

        We continued to experience declining revenue in the Company's Proprietary brands during 2009. During the second and third quarters of 2008, we discontinued our Building Wealth™ and our Teach Me to Trade® Brands in the United States and Canada and reduced the number of events held for Proprietary brands in response to economic trends. Our trend in sales of our Proprietary brands has stabilized as a smaller percentage of our revenue.

        No course breakage was recognized for RDE brands until December 2009 because we lacked sufficient historical data to calculate and record course breakage for these offerings in accordance with our accounting policy. In December 2009, we had two years of expired contract data for the real estate courses from our U.S. RDE brands and recognized breakage revenue on these brands at that time. Based on the Company's experience, we recognized $23.0 million in revenue related to RDE brands' breakage in the fourth quarter of 2009. The impact of recording breakage revenue was partially offset by $4.6 million of related deferred course expenses and had no effect on Adjusted EBITDA. RDE Brands' breakage resulted in the recognition of approximately $23.0 million in revenue previously deferred in our results of operations for 2009 and was the primary driver of our reported consolidated net income. However, in 2009, there were significant intersegment operating expenses incurred by RDE, resulting in net income of only $9.8 million for 2009.

        Based on the continued trend of lower cash sales, we have taken actions to control costs and improve profitability and cash flows in future periods, including significant reductions in staff, facilities consolidation, IT vendor renegotiations and media vendor fee reductions to align the size of our Company with projected revenue. In addition, the new agreements with Rich Global as contemplated in the Letter Agreement dated March 16, 2010, include terms favorable to our cost structure and should assist in our effort to minimize negative cash flow from operations.

Liquidity and Capital Resources

        Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.

        The agreement with Rich Global in effect at December 31, 2009, required us to segregate our cash balances between (i) funds received from RDE customers, and (ii) funds received from the sale of our Proprietary brands. Under the agreement, the Company was restricted from using cash generated from the RDE brands to pay for expenses incurred by our Proprietary brands, except for the payment of license and management fees, reimbursement for the fulfillment of advanced courses purchased by RDE customers, and member distributions paid when cash balances exceeded the cost to fulfill outstanding customer contracts in accordance with our agreement with Rich Global.

        As of December 31, 2009, our $23.5 million of total cash, cash equivalents and restricted cash balances included $15.1 million attributable to RDE and $8.4 million related to our Proprietary brands business. As of December 31, 2008, the total cash, cash equivalents and restricted cash balances of $37.1 million included $27.9 million attributable to RDE and $9.2 million related to our Proprietary brands. The decrease in the RDE cash balances in 2009 compared with 2008 reflects declining cash sales of RDE products and services during 2009, expenditures to fulfill sales from earlier periods and higher costs to attract customers in the current economic environment.

        The majority of our cash equivalents were invested in short-term, liquid, money market funds and corporate bonds during 2009. Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $12.7 million at December 31, 2009 and $13.5 million at December 31, 2008. As of December 31, 2009, the restricted cash balance included $10.8 million attributable to RDE and $1.9 million related to our Proprietary brands. As of December 31, 2008, the restricted cash balance included $9.2 million attributable to RDE and $4.3 million related to our Proprietary brands. Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products. As the Proprietary brand sales have decreased, our credit card vendors have returned funds held as collateral. Conversely, as our Rich Dad brand sales have increased, additional cash has been restricted for use by our credit card vendors.

        Net cash used in operating activities was $13.9 million in 2009 compared with $13.2 million in 2008, an increase of $0.7 million. This increase includes payments of $1.2 million for the litigation settlement related to our property in Costa Rica as discussed in Note 15—Commitments and Contingencies—Litigation in the Notes to Consolidated Financial Statements contained in this Annual Report and reflects our decline in cash sales in both of our operating segments as discussed in the Business Segments section above and our increased cost of customer acquisition.

        Net cash provided by investing activities was $3.3 million in 2009 compared with $2.6 million in 2008, an increase of $0.7 million. In the first quarter of 2009, we received proceeds from the sale of our corporate aircraft of $3.7 million and in the first half of 2008 we received $3.0 million of proceeds from the sale of investments located in Costa Rica.

        Net cash used in financing activities was $0.3 million in 2009 compared with $1.7 million in 2008, a decrease of $1.4 million. The change was primarily due to the decrease of $1.3 million in distributions paid to Rich Global, which were $0.3 million in the second quarter of 2009 compared with $1.6 million in the first quarter of 2008.

        We have experienced a decline in cash sales from both Proprietary brands and RDE brands during 2009. The Company has taken measures to reduce costs and diversify our course offerings in an effort to mitigate this decline in cash sales and the proportionate contribution from RDE. We intend on concentrating our efforts on the Rich Dad brand and increase lifetime customer value through cooperative marketing strategies among the Rich Dad partners. We have introduced new course offerings and may continue to do so in the future. No assurances can be made about the timing and extent of any contribution to sales or net income from these new brands or courses.

        In connection with the investigations by the SEC, DOJ, we are continuing to expend financial resources, albeit significantly less than in prior periods. We estimate that through December 31, 2009, we have incurred over $12.9 million in professional and external direct costs associated with these matters in total ($0.3 million in the year ended December 31, 2009). The costs of the investigations may have a material adverse effect on us. We do not know what the full costs of the investigations or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses. In addition, we continue to expend financial resources for ongoing litigation.

        Historically, we have been able to fund our operations primarily using unrestricted cash on hand. If our cash on hand is not sufficient to fund our operations, we may need to obtain external sources of capital. However, the current economic environment and the Company's financial results and liquidity position may severely limit our ability to obtain external sources of capital, if necessary.

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

        The Company has sustained recurring negative cash flows from operations over the past two years. Cash and cash equivalents have declined from $33.0 million at December 31, 2007 to $10.8 million at December 31, 2009. Management has taken several actions to help ensure that the Company will have sufficient liquidity to fund working capital needs through December 31, 2010. On March 16, 2010, the Company entered into a Letter Agreement with the Rich Dad Parties, which provides for, among other things, a new license agreement with RDO that will reduce the Company's cash requirements in 2010 relating to license fees due to RDO for the use of the Rich Dad brand. However, there can be no assurances that the new licensing and restructuring agreements with the Rich Dad Parties will be finalized. Also, the Company has continued its efforts to reduce its overall operating costs through reductions in staff and discretionary spending and continues to pursue the sale of our non-core assets. The Company believes that these actions, coupled with meeting its cash projections for 2010, will enable it to have sufficient liquidity to fund working capital needs through December 31, 2010; however, there can be no assurances that this will be the case or that the Company will be able to fund operations in future years.

        The Company is committed to cash expenditures with respect to the contractual obligations set forth in the following table (in thousands):

	Total Debt	Operating Lease Commitments	Total Contractual Obligations
2010	$854	$709	$1,563
2011	817	135	952
2012	813	60	873
2013	274	37	311
2014	128	13	141
Thereafter	2,635	—	2,635

Total	$5,521	$954	$6,475

Non-core investments

Costa Rica

        As of December 31, 2009, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. ("MDM") and Mar y Tierra del Oeste, S.A. ("MTO"), respectively. We have a 67.5% ownership interest in the entities totaling $1.4 million, which is included in Investments in real estate at December 31, 2009. The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting. For the year ended December 31, 2009 and 2008, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $0.2 million in each year.

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

        In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC ("GGE"), a Florida limited liability company, for the price of $4.2 million. As a part of this agreement, we loaned GGE an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision. We secured the total receivable of $4.5 million with GGE's ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land. The note receivable on this property was due and payable on December 31, 2007. On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, GGE, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to the mortgage, security agreement and/or guarantee agreement. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment by July 6, 2009. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful. On August 25, 2009, the Company exercised its rights under the settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay. The fair value of the real property is included in Investments in real estate at December 31, 2009.

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

Long-Lived Assets and Intangibles

        Periodically, we review our long-lived assets for impairment. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets' carrying value. We evaluate the remaining life and recoverability of long-lived assets, including patents and trademarks, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At such time, we estimate the future cash flows expected from the use of the assets and their eventual dispositions and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value. Because of our changing business conditions including current and projected level of income, business trends, prospects and market conditions, our estimates of cash flows to be generated from our operations could change materially, resulting in the need to record additional impairment charges. See Note 3—Impairment of Assets, for a discussion of the impairments recorded during 2009 and 2008.

Revenue Recognition Policy

        We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB No. 104"), and ACS 605-25 (formerly Emerging Issues Tasks Force No. 00-21, Revenue Arrangements with Multiple Deliverables). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

        Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with ACS 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the fair value of undelivered items, and (iii) delivery of any undelivered item is probable. The fair value of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated pro-rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practice for the Company's existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

        Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon sale and recognized when the seminar is attended or delivered on-line or by DVD
Online courses	Deferred upon sale and recognized when the course is accessed over the delivery period
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

        In the normal course of business, we recognize revenue based on the customer's attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials.

        When the likelihood of attendance by the customer is remote and the customer contract has expired, course breakage is calculated based on the historical percentage of (i) customers who never attended a course, (ii) those customers who never attended a course subsequent to expiration, and (iii) the highest number of days in which 95% of customers who attended our courses did so subsequent to expiration.

        We determine our course breakage rate based upon estimates developed from historical customer attendance patterns. Typically, we use a three year period to estimate the customer's attendance patterns. Based on the historical information, we are able to determine the likelihood of an expired course remaining unattended.

        To the extent new businesses do not have adequate historical data subsequent to course expiration, we recognize revenue based upon course attendance. Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration do we apply course breakage based on the methodology described above. In 2009, we were able to establish historical trends on course attendance after contract expiration and we recorded $23.0 million of RDE real estate course breakage.

        Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized into revenue over the period that the services are performed.

Income Taxes

        We account for income taxes using the asset and liability method in accordance with ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes) ("ASC 740"). Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets. At December 31, 2009 and 2008, a valuation allowance reduced our net tax deferred assets to zero.

        The Company adopted the provisions of ACS 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109), on January 1, 2007. ACS 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with ASC 740 and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. ACS 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Based on our analyses in 2009 and 2008, no material contingent liabilities were identified or recorded.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

        For a discussion of recently issued accounting pronouncements and recently issued accounting pronouncements not yet adopted see Note 2—Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tigrent Inc. and Subsidiaries
Cape Coral, Florida

        We have audited the accompanying Consolidated Balance Sheets of Tigrent Inc. (formerly Whitney Information Network, Inc.) and Subsidiaries as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders' Deficit and Cash Flows for each of the years in the two year period ended December 31, 2009. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Tigrent Inc. (formerly Whitney Information Network, Inc.) and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Ehrhardt Keefe Steiner & Hottman PC

April 15, 2010
Denver, Colorado

TIGRENT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	Years ended December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$10,764	$23,594
Restricted cash	12,725	13,492
Deferred course expenses, current portion	15,368	22,070
Prepaid expenses and other current assets	2,410	2,452
Inventory	506	953
Asset held for sale	—	3,748

Total current assets	41,773	66,309

Notes receivable, net of current portion	6,636	9,677
Property, equipment and intangible assets, net	3,396	4,241
Investments in real estate	2,377	1,227
Other assets	237	154

Total assets	$54,419	$81,608

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,741	$4,516
Income taxes payable	1,450	799
Accrued course expenses	1,341	1,440
Accrued salaries, wages and benefits	542	851
Other accrued expenses	4,692	6,611
Long-term debt, current portion	854	87
Other current liabilities	139	201
Deferred revenue, current portion	81,404	116,642

Total current liabilities	94,163	131,147

Long-term debt, net of current portion	4,667	2,913
Other liabilities	531	222

Total liabilities	99,361	134,282

Commitments and contingencies
Tigrent Inc.'s stockholders' deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 11,738,587 shares issued and outstanding, as of December 31, 2009 and 2008	2,591	2,591
Paid-in capital	2,584	2,507
Cumulative foreign currency translation adjustment	21	1,236
Accumulated deficit	(48,872)	(59,008)

Total Tigrent Inc.'s stockholders' deficit	(43,676)	(52,674)
Noncontrolling interest	(1,266)	—

Total stockholders' deficit	(44,942)	(52,674)

Total liabilities and stockholders' deficit	$54,419	$81,608

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Years ended December 31,
	2009	2008
Revenue	$170,924	$171,735

Operating costs and expenses:
Direct course expenses	70,418	81,459
Advertising and sales expenses	52,046	53,456
General and administrative expenses	30,520	33,970
Impairment of assets	2,162	3,056
Litigation settlement expenses	3,846	—

Total operating costs and expenses	158,992	171,941

Income (loss) from operations	11,932	(206)

Other income:
Other income, net	313	179
Interest income	358	1,300
Interest expense	(232)	(217)
Equity loss from investment in real estate	(154)	(163)
Gain on sale of assets	—	994

Total other income	285	2,093

Income before income taxes	12,217	1,887
Income tax provision	(2,438)	(1,305)

Net income	9,779	582
Net loss attributable to noncontrolling interest	(357)	—

Net income attributable to Tigrent Inc.	$10,136	$582

Basic and diluted net income per share attributable to Tigrent Inc.'s common shareholders	$0.86	$0.05

Basic and diluted weighted average common shares outstanding	11,739	11,739

Comprehensive income:
Net income	$9,779	$582
Foreign currency translation adjustments	(1,868)	2,895

Comprehensive income	7,911	3,477
Comprehensive loss attributable to noncontrolling interest	(1,010)	—

Comprehensive income attributable to Tigrent Inc.	$8,921	$3,477

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$9,779	$582
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	995	1,382
Impairment of assets	2,162	3,056
Litigation settlement through issuance of secured long-term debt	2,600	—
Real estate investment received in litigation settlement	(110)	—
Stock-based compensation expense	77	665
Gain on sale of assets	—	(994)
Equity loss from related parties	154	163
Changes in operating assets and liabilities:
Restricted cash	767	(5,043)
Prepaid expenses and other current assets	64	1,752
Inventory	447	484
Deferred course expenses	6,640	(2,828)
Other assets	(21)	102
Accounts payable	(775)	(2,252)
Accrued course expenses	(99)	(1,446)
Deferred revenue	(34,793)	(4,125)
Other accrued expenses	(1,919)	(579)
Accrued salaries, benefits and wages	(309)	(2,023)
Accrued executive severance	—	(1,950)
Other liabilities	(198)	(212)
Income taxes payable	651	22

Net cash used in operations	(13,888)	(13,244)

Cash flows from investing activities:
Purchases of property and equipment	(404)	(364)
Proceeds from repayment of notes receivable	188	115
Proceeds from the sale of assets	3,748	3,032
Investments in and advances to real estate investment	(271)	(137)

Net cash provided by investing activities	3,261	2,646

Cash flows from financing activities:
Proceeds from issuance of unsecured debt	—	7
Principal payments on secured and unsecured debt	(79)	(146)
Distributions to noncontrolling interest	(256)	(1,576)

Net cash used in financing activities	(335)	(1,715)

Effect of foreign currency exchange rates on cash and cash equivalents	(1,868)	2,895

Net decrease in cash and cash equivalents	(12,830)	(9,418)
Cash and cash equivalents at beginning of year	23,594	33,012

Cash and cash equivalents at end of year	$10,764	$23,594

Supplemental cash flow information:
Cash paid for:
Interest	$161	$218

Income taxes	$1,790	$1,013

Supplemental disclosure of non-cash activity:
Note receivable converted to investment in real estate	$2,627	$—

Promissory note provided to landlord in exchange for leasehold improvements	$—	$61

Accounts receivable converted to notes receivable	$—	$335

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Deficit

(in thousands)

	Tigrent Inc.
				Cumulative foreign currency translation adjustment
	Common Stock
			Additional paid-in capital		Accumulated deficit	Noncontrolling interest	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2007	11,739	$2,591	$1,842	$(1,659)	$(58,014)	$—	$(55,240)

Distributions to noncontrolling interest	—	—	—	—	(1,576)	—	(1,576)
Stock-based compensation expense	—	—	665	—	—	—	665
Foreign currency translation adjustment	—	—	—	2,895	—	—	2,895
Net income	—	—	—	—	582	—	582

Balance at December 31, 2008	11,739	2,591	2,507	1,236	(59,008)	—	(52,674)

Distributions to noncontrolling interest	—	—	—	—	—	(256)	(256)
Stock-based compensation expense	—	—	77	—	—	—	77
Foreign currency translation adjustment	—	—	—	(1,215)	—	(653)	(1,868)
Net income	—	—	—	—	10,136	(357)	9,779

Balance at December 31, 2009	11,739	$2,591	$2,584	$21	$(48,872)	$(1,266)	$(44,942)

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

        The consolidated financial statements include the accounts of Tigrent Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the "Company," "Tigrent," "we," "us" or "our"). All intercompany balances and transactions have been eliminated in consolidation.

        Our Company is a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially literate. We provide customers with comprehensive instruction and mentoring in the topics of real estate and financial instruments investing, entrepreneurship and personal finance in the United States, United Kingdom and Canada. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching.

        On June 25, 2009, our Board of Directors approved an amendment of the Company's Articles of Incorporation to change the Company's name from "Whitney Information Network, Inc." to "Tigrent Inc." On September 2, 2009, our shareholders approved the corporate name change.

        Effective at the beginning of the first quarter of 2009, we adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"), formerly Statement of Financial Accounting Standards ("SFAS") No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS No. 160"). Under the amended provision of this guidance, the noncontrolling interest should continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As the Company's noncontrolling interest has historically been in a net deficit position, its noncontrolling interest was negative and was not previously disclosed. The noncontrolling interest reflected in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss represents the 49% membership interest held by Rich Global, LLC ("Rich Global") in Rich Dad Education, LLC ("RDE"). The adoption of this guidance has changed, on a prospective basis, how the Company is presenting its operating results and statement of cash flows. See Note 13—Noncontrolling Interest and Pro Forma Information for additional disclosures.

        Certain reclassifications have been made in the 2008 consolidated financial statements to conform to the 2009 presentation.

Note 2—Significant Accounting Policies and Related Information

        The financial statements have been prepared in contemplation of management's plan for 2010 which assumes a viable operational and financial structure.

        At and for the year ended December 31, 2009, we had a consolidated shareholders' deficit of $44.9 million and a negative cash flow of $12.8 million. Management has evaluated whether we have sufficient liquidity to fund our working capital needs through December 31, 2010. In its analysis, management analyzed projected sales and expenses as they compared to historical trends and recent performance. In addition, management included a potential negative factor in the event that economic conditions continued to deteriorate. We believe our business expenses to be scalable to the relative size of our revenues and we continue to control costs through reductions in staff and various cost-cutting measures including facilities consolidation and renegotiations with our vendors, including our information technology and media vendors to align the size of our Company with projected revenue. Additional cash flow may be received upon our continued efforts to sell our non-core assets.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

        In addition, the Letter Agreement dated March 16, 2010 with the Rich Dad Parties, as discussed in Note 16—Subsequent Events, includes terms favorable to our cost structure and should assist us in our effort to minimize our negative cash flow from operations. Based on this analysis, management has concluded that our Company should have sufficient cash to meet its obligations during 2010.

        It is possible that the actual results of management's plans could be materially worse than anticipated, or that one or more of management's significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. We are currently negotiating the definitive agreement with the Rich Dad Parties, however, there can be no assurances that we will finalize this agreement. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary if we are presented with unforeseen material adverse events.

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

Financial instruments

        Financial instruments consist primarily of cash and cash equivalents, notes receivable, accounts payable, deferred course expense, accrued expenses, deferred revenue, and notes payable. ASC 825-10 (formerly SFAS 107, "Disclosures about Fair Value of Financial Instruments") requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management estimates the aggregate fair value of the other financial instruments recognized on the balance sheet date (including receivables, payables and accrued liabilities) approximate their fair value.

Cash and cash equivalents

        We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. The agreement with Rich Global in effect at December 31, 2009, requires us to segregate our cash balances between (i) funds received from RDE customers and (ii) funds received from the sale of our Proprietary brands. The Company is restricted from using cash generated from the RDE Brand to pay for expenses incurred by our Proprietary brands. However, the RDE Brand cash balances may be used (i) expenses associated with the RDE Brand offerings, (ii) the payment of license and management fees owed to us in accordance with our agreement with Rich Global, (iii) as reimbursement for the fulfillment of advanced courses purchased by RDE customers and (iv) for partner distributions paid when cash balances exceed the cost to fulfill outstanding customer contracts. The amounts included in the consolidated financial statements are stated at cost which approximates fair value at the balance sheet date. The Company maintains deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal. The total

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

amount of cash and cash equivalents at December 31, 2009 and 2008 was $10.8 million and $23.6 million, respectively.

Restricted cash

        The Company uses merchant account vendors to process credit card transactions. Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments. Additionally, the Company may be required to maintain letters of credit in certain of the states in which it operates. At December 31, 2009 and December 31, 2008, we did not hold any letters of credit. We consider restricted cash as a current asset in the Consolidated Balance Sheet as merchant account vendors typically hold such reserve funds up to one year. The total amount of restricted cash at December 31, 2009 and 2008 was $12.7 million and $13.5 million, respectively.

Inventory

        Inventory consists primarily of books, videos and training materials held for sale to customers enrolled in our training programs. Inventory is stated at the lower of cost using the first-in, first-out method or market.

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

        In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate the carrying amount of our long-lived assets such as property and equipment, and definite-lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets. Further, we evaluate assets for impairment annually at year end.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

Revenue recognition

        We recognize revenue in accordance with Staff Accounting Bulletin, No. 104, Revenue Recognition ("SAB No. 104"), and ACS 605-25 (formerly Emerging Issues Tasks Force No. 00-21, Revenue Arrangements with Multiple Deliverables). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

        Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with ACS 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the fair value of undelivered items and (iii) delivery of any undelivered item is probable. The fair value of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated on a pro-rata basis to each element based on the relative fair value of each element when fair value support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practice for the Company's existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

        Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon sale and recognized when the seminar is attended or delivered on-line or by DVD
Online courses	Deferred upon sale and recognized when the course is accessed over the delivery period
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

        In the normal course of business, we recognize revenue based on the customers' attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials on-line or by delivery of course materials by DVD.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

        When the likelihood of attendance by the customer is remote and the customer contract has expired, course breakage is calculated on the historical percentage of (i) customers who never attended a course (ii) those customers who never attended a course subsequent to expiration and (iii) the highest number of days in which 95% of customers who attended our courses did so subsequent to expiration.

        We determine our course breakage rate based upon estimates developed from historical customer attendance patterns. Typically, we use a three year period to estimate customer attendance patterns. Based on the historical information, we are able to determine the likelihood of an expired course remaining unattended.

        To the extent new businesses do not have adequate historical data, subsequent to course expiration, we recognize revenue based upon course attendance. Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration will we apply course breakage based on the methodology described above. In 2009, we were able to establish historical trends on course attendance after contract expiration and we recorded $23.0 million of RDE real estate course breakage.

        Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized into revenue as courses are attended in-person or on-line, coaching and mentor sessions are provided or material is delivered by DVD.

Deferred course expenses

        We defer licensing fees paid to Rich Global and commissions and fees paid to our speakers and telemarketers until such time as the revenue is earned. Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our training events and are paid approximately 45 days after the training event. The deferred course expenses are tracked as a percentage of deferred revenue and based on whether the related sale was originated by telemarketers or in basic training courses. The deferred course expenses are expensed as the corresponding deferred revenue is recognized.

        We capitalize the commissions and fees paid to our speakers consistent with ASC 310-20 (formerly SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17, Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts and the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition).

Advertising and sales expenses

        We expense advertising and sales costs as incurred. Advertising costs, rental fees for training facilities and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

Income taxes

        We account for income taxes in conformity with the requirements of ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes) ("ASC 740"). Under the provisions of ASC 740, the provision for income taxes is calculated using the asset and liability approach of accounting for income tax. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on all available information, we have recorded a full valuation against our deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

        The Company follows the provisions of ACS 740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,. ACS 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with ASC 740 and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. ACS 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Based on our analyses in 2009 and 2008, no material uncertain tax positions were identified or recorded.

Foreign currency translation

        We account for foreign currency translation in accordance with ACS 830 (formerly SFAS No. 52, Foreign Currency Translation). The functional currencies of the Company's foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries' financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in shareholders' equity. Foreign currency transaction gains (losses) totaled approximately $0.1 and $(0.3) million during 2009 and 2008, respectively, and were reported on our Consolidated Statement of Operations as a component of Other income, net.

Net income per share

        Net income per share is computed by applying the provisions of ACS 260-10 (formerly SFAS No. 128, Earnings Per Share). Basic net income per share is calculated using the weighted average number of common shares outstanding. Diluted income per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and restricted performance shares, as appropriate. As of December 31, 2009 and 2008, in accordance with the treasury stock method, there were no dilutive effects of the outstanding stock options or warrants. At December 31,

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

2009, we had 166,350 stock options and 41,667 warrants outstanding. The 600,000 restricted performance shares granted in 2008 and approved by our shareholders in September 2009, only vest if certain market and service conditions are met. In accordance with ASC 260, these shares are considered contingent shares and since the market conditions have not been satisfied, these shares were not considered in either the basic or diluted net income per share calculation at December 31, 2009. There were a total of 668,650 stock options and 890,719 warrants to purchase common stock outstanding as of December 31, 2008.

Stock-based compensation

        We follow ASC 718 (formerly SFAS No. 123R, Share-Based Payment—revised 2004) ("ASC 718"), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the estimated fair market value of the award as of the grant date. Compensation costs are recorded over the requisite service period which is generally the vesting period. We estimated forfeiture rates for 2009 and 2008 based on historical experience. In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement ("Agreement") with our Chief Executive Officer, subject to shareholder approval which occurred on September 2, 2009. The Agreement provided for the issuance of 600,000 restricted shares of the Company's Common Stock, which vest in accordance with certain market and service conditions. In accordance with ASC 718, because the restricted stock was subject to shareholder approval, they were not deemed to be granted for accounting purposes and no compensation cost was recognized prior to shareholder approval. On September 2, 2009, when shareholder approval was obtained, we began recording compensation cost associated with the restricted stock. See Note 9—Stock-Based Compensation, for additional information.

Comprehensive income

        Comprehensive income includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive income is comprised of net income and other comprehensive income items. Our comprehensive income generally consists of changes in the cumulative foreign currency translation adjustment.

Recently Adopted Accounting Pronouncements

        In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, (formerly SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162) ("SFAS No. 168"). This guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification ("Codification" or "ASC"). Effective July 1, 2009, the Codification became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the third quarter ending September 30, 2009 and it did not have any impact on the Company's consolidated financial position, results of operations or cash flows. The adoption required us to prospectively replace references to previously existing non-SEC accounting and reporting standards with the respective sections of the ASC. For clarity, the Company has chosen to include Codification references, indicated as ASC references, in addition to traditional GAAP authority references in this report.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

        In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (Update 2009-05). This ASC 820 update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. This update is effective for interim periods beginning after issuance. The Company adopted this guidance in the fourth quarter ended December 31, 2009 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2009, the FASB issued ASC 855, Subsequent Events, (formerly SFAS No. 165, Subsequent Events), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance introduces the concept of financial statements being "available to be issued" and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim financial periods ending after June 15, 2009. The Company adopted this guidance in the second quarter ended June 30, 2009 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Effective February 24, 2010, the FASB modified its guidance related to subsequent events and the Company has adopted the change. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

        In April 2009, the FASB issued ASC 825, Financial Instruments, (formerly FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends ASC 270, Interim Reporting, formerly Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter ending June 30, 2009 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2009, the FASB issued ASC 820, (formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This guidance provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter ending June 30, 2009 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In November 2008, the FASB ratified the final consensus reached in ASC 323, Investments—Equity Method and Joint Ventures, formerly Emerging Issues Tax Force ("EITF") Issue No. 08-6, Equity Method Investment Accounting Considerations ("EITF No. 08-6"). This guidance resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of ASC 805,(formerly SFAS No. 141R) or ASC 810, (formerly

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

SFAS No. 160). This guidance is effective for fiscal years beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2008, the FASB issued ASC 260, Earnings per Share ("ASC 260"), (formerly FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in ASC 260, (formerly SFAS No. 128, Earnings per Share). This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company adopted this guidance on January 1, 2009 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued ASC 810, (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51). This guidance establishes accounting and reporting standards for a parent company's noncontrolling, or minority, interests in its subsidiaries. This guidance also provides accounting and reporting standards for changes in a parent's ownership interest of a noncontrolling interest as well as deconsolidation procedures. This guidance aligns the reporting of noncontrolling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2009 and has reflected its required disclosures herein.

        Other recent accounting pronouncements adopted by the Company during 2009 did not have a material impact to our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

        In September 2009, the FASB ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables ("EITF No. 08-1"). This guidance applies to multiple-deliverable arrangements that are currently within the scope of ASC 605-25, Revenue Recognition, (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF No. 00-21")). This guidance modifies the separation criteria of EITF No. 00-21 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria: (i) the delivered items have value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. This guidance eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables as follows: (i) vendor-specific objective evidence ("VSOE") of the selling price; (ii) third-party evidence ("TPE") of the selling price—prices of the vendor's or any competitor's largely interchangeable products or services, in standalone sales to similarly situated customers; or (iii) best estimate of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2—Significant Accounting Policies and Related Information (Continued)

years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows.

        In June 2009, the FASB issued ASC 810, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)). This guidance was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations and cash flows and does not expect the adoption of this guidance to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 3—Impairment of Assets

        We performed impairment testing of our long-lived assets in accordance with the applicable accounting literature. The Company, tests for impairment annually or when events or changes in circumstances indicate that an assets carrying amount may not be recoverable. In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company used Level 3 inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities to measure estimated fair market values. In estimating fair market values, the Company used market indicators such as appraisals, recent market activity and other related information.

        In 2009, we recorded impairment charges totaling $2.2 million. Of the $2.2 million, $1.7 million is related to our investment in the Tranquility Bay property whose value we consider impaired because of deteriorating real estate market conditions in Southwest Florida where the property is located and liens on the property. We also incurred an impairment of $0.2 million on a note receivable that we hold related to property in Central Florida as the result of a settlement agreement with the owner of the property. In addition, we determined that our Bizflow accounting software and the customer list related to our Mortgage Reduction System ("MRS") product no longer have value and these were impaired as of December 31, 2009.

        In 2009, we recorded impairment charges, as follows (in thousands):

Investment in real estate (Tranquility Bay)	$1,661
Note receivable collaterized by land and building	247
Bizflow software	103
MRS customer list	151

Total	$2,162

        During the third quarter of 2008, the Board of Directors approved the sale of our corporate aircraft. We recorded an impairment loss of $2.2 million to reduce the book value of the aircraft to its estimated net realizable value as of December 31, 2008. During the first quarter of 2009, we sold the aircraft, for net proceeds of approximately $3.8 million. The aircraft and note receivable are included in the corporate asset segment. The software and trademark are included in the Proprietary brands, financial markets training segment.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3—Impairment of Assets (Continued)

        In 2008, we recorded impairment charges, as follows (in thousands):

Corporate aircraft	$2,217
Note receivable Tranquility Bay	500
Teach Me U™ software	166
Teach Me To Trade® trademark	173

Total	$3,056

Note 4—Asset Held for Sale

        As of December 31, 2009, we did not have any assets that qualified for held for sale classification. As of December 31, 2008, the asset held for sale consisted of our corporate aircraft, a Cessna Citation VII, which was sold on January 20, 2009, to an unrelated third party for net proceeds of $3.8 million. We recorded an impairment of $2.2 million for the aircraft in the third quarter of 2008 to reflect the decline in fair market value resulting from the economic downturn.

Note 5—Certain Relationships and Related Transactions

Gulfstream Development Group, LLC

        During the year ended December 31, 2008, the Company had an agreement with Gulfstream Development Group, LLC ("Gulfstream") in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses. Customers were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer. Gulfstream constructed homes on lots owned by our customers. Under a Referral Services Agreement with Gulfstream, Gulfstream agreed to pay the Company $2,500, with $500 of that being paid to Company trainers who assisted in the referral for each customer that the Company referred to Gulfstream. Our relationship with Gulfstream was terminated in 2008.

        Based upon information we received from Gulfstream, Mr. Whitney received the following payments from Gulfstream during the year ended December 31, 2008; (i) salary of $70,000; (ii) transaction-based compensation of $898,100 and (iii) distributions of $264,643. The Company has not received information from Gulfstream or Mr. Whitney for the comparable period in 2009.

        A committee of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements established by the Company.

Costa Rica

        As of December 31, 2009, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. ("MDM") and Mar y Tierra del Oeste, S.A. ("MTO"), respectively. We have a 67.5% ownership interest in the entities totaling $1.4 million, which is included in Investments in real estate at December 31, 2009. The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting. For the years ended December 31, 2009 and 2008, using the equity

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 5—Certain Relationships and Related Transactions (Continued)

method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $0.2 million in each year. See Note 8—Long-Term Debt and Note 15—Commitments and Contingencies—Litigation for further discussion of litigation involving M. Barry Strudwick and Susan Weiss and related notes payable.

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

        A committee of the Board of Directors is reviewing the Costa Rica transactions regarding compliance with the applicable governance and related party transaction requirements established by the Company.

Note 6—Notes Receivable

        Notes receivable consists of the following (in thousands):

	Years ended December 31,
	2009	2008
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida.	$6,681	$6,999
Note receivable from the sale of our 50% equity interest in land known as "Tranquility Bay."(a)	—	2,583
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader™ software revenue. Payable in 36 equal monthly installments through September 2011	181	299

Total of notes receivable	6,862	9,881
Less: current portion (included in Prepaid expenses and other current assets)	(226)	(204)

Long-term notes receivable	$6,636	$9,677

(a)
On August 25, 2009, the Company exercised its rights under a settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay. As a result, the Company recorded the equity interest received as satisfaction of the note receivable. The equity interest in Tranquility Bay is included in Investments in real estate. See Note 15—Commitments and Contingencies—Litigation for further discussion of Tranquility Bay.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7—Property and Equipment and Intangible Assets

        Property and equipment consists of the following (in thousands):

	As of December 31,
	2009	2008
Land	$782	$782
Buildings	1,426	1,426
Software	2,732	2,604
Equipment	1,919	1,763
Furniture and fixtures	1,014	1,004
Leasehold improvements	2,077	2,051

Property and equipment	9,950	9,630
Less: accumulated depreciation	(6,554)	(5,584)

Property and equipment, net	$3,396	$4,046

        Depreciation expense on property and equipment in 2009 and 2008 was $1.0 million and $1.3 million, respectively.

        Intangible assets consisted of customer lists, which were fully impaired in 2009. The following table reflects the yearend balances (in thousands):

	December 31,
	2009	2008
Customer lists	$1,003	$1 ,154
Less: accumulated amortization	(1,003)	(959)

Intangible assets, net of accumulated amortization	$—	$195

        Amortization expense on intangibles assets in 2009 and 2008 was $44,000 and $64,000, respectively.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8—Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Note payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate. $2.6 million due at maturity (April 2016) and is unsecured.(a)	$2,878	$2,907
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $2.3 million in September 2009. Principal and interest payable quarterly at a 6.00% interest rate beginning in 2010. Maturity in October 2012 and are to be secured by interests in MDM/MTO and Tranquility Bay.(b)	2,300	—
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $0.3 million in September 2009. Interest payable quarterly at an 8.00% interest rate beginning in 2010. Principal and interest payable quarterly beginning in 2013. Maturity in January 2014 and are to be secured by interests in MDM/MTO and Tranquility Bay.(b)	300	—
Other installment notes payable for equipment financing at weighted average interest rates of 9.7% and 9.6% at December 31, 2009, and December 31, 2008, respectively.	43	93

Long-term debt	5,521	3,000
Less: current portion	(854)	(87)

Total long-term debt, net of current portion	$4,667	$2,913

(a)
In the event that the note receivable collaterized by the land and building in Central Florida is repaid, the Company is obligated to satisfy this note.

(b)
As of December 31, 2009, the carrying values of MDM/MTO and Tranquility Bay are $1.4 million and $1.0 million, respectively. See Note 15—Commitments and Contingencies—Litigation for further discussion of MDM, Tranquility Bay and litigation involving M. Barry Strudwick and Susan Weiss.

        Long-term debt matures as follows (in thousands):

Total Debt
2010	$854
2011	817
2012	813
2013	274
2014	128
Thereafter	2,635

Total	$5,521

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation

2009 Incentive Plan

        Our 2009 Incentive Plan ("Incentive Plan"), which was approved by our shareholders on September 2, 2009, provides for the issuance of up to 1.3 million shares of our common stock. The Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, Plan cover employee and non-employee directors directors (employee or non-employee directors), management and consultants are eligible to receive awards. The purpose of the Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement ("Agreement") with our Chief Executive Officer, providing for the issuance of 600,000 restricted shares of the Company's Common Stock, which vest in accordance with certain market and service conditions. Effective March 16, 2010, our Chief Executive Officer was no longer with the Company, and will forfeit these shares if certain performance targets are not met within 90 days of his departure.

1998 Stock Option Plan

        Our 1998 Stock Option Plan ("1998 Plan") provided for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. The 1998 Plan expired on August 30, 2008, but options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested. Employees, directors and consultants were eligible to receive awards under the 1998 Plan. The exercise price of a stock option grant under the 1998 Plan was not less than the average market price of our stock on the date of the grant and no options had a term of more than ten years. Options granted under the 1998 Plan typically vest as follows: 25% of the options vest on the grant date, an additional 25% vests on the first anniversary of the grant date, another 25% vests on the second anniversary of the grant date, and 100% of the shares vest on the third anniversary of the grant date, although the Compensation Committee had discretion to approve a different vesting period. All options expire ten years from the date of grant.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

Compensation Expense and Related Valuation Techniques

        The Company calculates share-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"), (formerly SFAS No. 123 (revised 2004), Share-Based Payment). In accordance with ASC 718, we record compensation expense for all share-based payment awards made to employees and directors under the Company's 1998 Plan and the Company's Incentive Plan based on estimated fair value at the date of grant. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing valuation model. The value of the portion of the awards that is ultimately expected to vest is recognized as an expense over the requisite service periods. Under ASC 718, the Company determined the estimated value of stock option awards under the 1998 Plan using the Black-Scholes valuation model and restricted performance shares under the Incentive Plan using a Barrier valuation model to estimate the fair value of the restricted stock and a Lattice valuation model to calculate the derived service period. ASC 718 requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to stock option compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes share-based compensation expense on a straight-line basis.

        The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Years ended December 31,
	2009	2008
Stock-based compensation expense:
Pretax compensation expense	$77	$665
Income tax benefit	—	—

Stock-based compensation expense, net of the related tax effect	$77	$665

        Our stock-based compensation expense is included in general and administrative expenses in our Consolidated Statements of Operations.

        There were no stock options granted during 2009. The estimated fair value of the option grants in 2008 was calculated using the Black-Scholes option pricing model. The following summarizes the assumptions used in the Black Scholes model:

Risk free interest rate	4.58% - 3.62%
Expected volatility	68.3% - 75.3%
Dividend yield	0.0%
Expected term in years	5.25 - 5.75

        The Black-Scholes model incorporates assumptions to value stock-based awards. The risk free rate of interest for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Expected volatility is based on the historical volatility of our stock.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        Our estimation of expected term was based on the guidelines in Staff Accounting Bulletin No. 107, ("SAB No.107"), which allows companies whose stock options meet specific criteria to be considered "plain-vanilla" options, thereby allowing the simplified method of estimating expected term to be applied. Our stock option awards met the criteria to use the simplified method of calculating expected term. This calculation was performed using the average of the mid-points for each vesting tranche. This methodology is not materially different from our historical data on exercise timing.

        The following table presents the activity for options outstanding (in thousands, except per share data):

Total Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	669	$4.93
Granted	—	—
Forfeited	(503)	5.35
Exercised	—	—

Outstanding as of December 31, 2009	166	$3.67	5.5	$—

Exercisable as of December 31, 2009	154	$3.78	5.4	$—

        The weighted average grant date fair value of options granted during fiscal 2008 was $2.50. No stock option grants were awarded in 2009. There were no options exercised during 2009 and 2008. The outstanding and exercisable options have no intrinsic value based on the December 31, 2009 closing market price of $0.65 per share.

        A summary of the status of our nonvested shares as December 31, 2009, and the changes during 2009 are presented in the table below (in thousands, except per share data):

Nonvested Stock Options	Number of options	Weighted average grant date exercise price
Outstanding as of December 31, 2008	35	$2.36
Granted	—	—
Vested	(18)	$2.36
Canceled	(5)	$2.50

Outstanding as of December 31, 2009	12	$2.30

        As of December 31, 2009, there was no material unrecognized compensation cost related to nonvested stock options from the 1998 Plan.

        In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement ("Agreement") with our Chief Executive Officer ("CEO"), Charles M. Peck, subject to shareholder approval which occurred on September 2, 2009. The Agreement provided for the issuance of 600,000 restricted shares of the Company's Common Stock, which would vest in accordance with certain market and service conditions.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9—Stock-Based Compensation (Continued)

        Compensation expense related to restricted stock is based on the value of the portion of the share-based payment award that is ultimately expected to vest during the service period. We recognized the compensation cost for the restricted stock on a straight-line basis over the estimated requisite service period. The requisite service period was based on the longer of the derived service period (calculated as the output of a Lattice model) or the remaining explicit service period. Since the remaining explicit service period of 3.04 years was greater than the calculated derived service period for each tranche, as outlined in the Agreement, compensation expense was recorded on a straight-line basis over the 3.04 year explicit service period. Total unrecognized stock-based compensation expense for the restricted stock at December 31, 2009 was approximately $0.5 million. Stock-based compensation expense for the restricted stock which was recognized for the year ended December 31, 2009 was approximately $0.1 million.

        Effective March 16, 2010, our Chief Executive Officer was no longer with the Company, and will forfeit these shares if certain performance targets are not met within 90 days of his departure.

Note 10—Employee Benefit Plan

        We have a 401(k) employee savings plan for eligible employees, which provide for a matching contribution from us, determined each year at our discretion. On October 10, 2008, we suspended the Company's matching contributions, and therefore incurred no related expense in 2009. Our 2008 matching contribution expense was $0.3 million.

Note 11—Income Taxes

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

        As of December 31, 2009, we are estimating that our taxable income will not exceed the amount necessary to utilize our deferred tax assets. Therefore, we will maintain a full valuation allowance on our net deferred tax assets. As of December 31, 2009, we have approximately $21.5 million of foreign net operating loss carryforwards and approximately $7.8 million of state net operating loss carryforwards. The Canadian loss carryforwards begin to expire in 2027. The state net operating loss carryforwards begin to expire in 2024.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11—Income Taxes (Continued)

        Our sources of income (loss) and income tax provision are as follows (in thousands):

	Years ended December 31,
	2009	2008
Income (loss) before taxes:
U.S.	$19,327	$6,923
Non-U.S.	(7,110)	(5,036)

Total income before income taxes	$12,217	$1,887

Provision for taxes:
Current:
Federal	$1,534	$509
State	904	796
Non-U.S.	—	—

Total current	2,438	1,305

Deferred:
Federal	4,990	3,288
State	387	80
Non-U.S.	(2,080)	(1,317)

Total Deferred	3,297	2,051

Change in valuation allowance	(3,297)	(2,051)

Total income tax provision	$2,438	$1,305

Effective income tax rate	19.9%	69.2%

        The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	Years ended December 31,
(in percentages)	2009	2008
Statutory federal income tax rate	35.0%	35.0%
Valuation allowance	(27.2)	(97.9)
Foreign equity income/loss	.4	9.2
Incentive stock options/stock subscription	.2	11.7
Personal use of aircraft	—	6.0
State income net of federal benefit	6.1	27.4
Non-U.S. income taxed at different rates	4.1	9.5
Tax rate adjustment	—	65.7
Penalties	.4	5.6
Other	.9	(3.0)

Effective income tax rate	19.9%	69.2%

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11—Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating losses	$6,503	$6,063
Accrued compensation, bonuses, severance	—	96
Allowance for bad debt	33	393
Intangible amortization	416	392
Legal settlement payable	999	—
Impaired assets	830	—
Accrued expenses	324	—
Deferred revenue	4,890	13,114
Depreciation	289	178
Tax credits	—	671
Other	60	38
Valuation allowance	(9,657)	(13,008)

Total deferred tax assets	$4,687	$7,937

Deferred tax liabilities:
Deferred course expenses	$(4,546)	$(7,697)
Gain on sale	(141)	(240)

Total deferred tax liabilities	$(4,687)	$(7,937)

Net deferred taxes	$—	$—

        Correction of the beginning deferred income tax asset related to net operating losses and related valuation allowance is necessary as there was an overstatement of the prior year net operating loss carry forward of $4.0 million. Due to the prior and current year valuation allowances, the correction has no net effect to the prior or current year effective tax rates.

        Deferred tax expense related to the foreign currency translation adjustment of $(0.1) million has been fully offset by a corresponding increase in the valuation allowance. These amounts, which net to zero, are reported in other comprehensive income.

        Our federal and state tax returns for all years after 2004 are subject to future examination by tax authorities. We recognize interest and penalties related to income tax matters in other income and general and administrative expenses, respectively.

        On March 17, 2009 we were notified by the Internal Revenue Service ("IRS") that our Company's federal tax returns for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 are under examination. We believe that our accruals for tax liabilities are adequate. However, as tax regulations are subject to interpretation and tax litigation is inherently uncertain, estimates used in determination of our tax liability may not be representative of actual outcomes.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12—Offering

        In December 2005, we and our former Chairman and CEO issued 3 million units of our securities to a group of 17 non-affiliated accredited investors in a $13.5 million private placement. A unit is comprised of one share of stock plus a warrant for one-half share. We sold 1,750,000 shares of common stock and issued warrants for 875,000 shares in the private offering. Our former Chairman and Chief Executive Officer sold 1,250,000 shares and warrants for 625,000 shares in the private offering. In both cases, each warrant allows one share to be purchased for $4.50. A unit warrant was issued to our placement agent exercisable to purchase 300,000 shares of common stock at $4.50 per share and 150,000 shares of common stock at $6.00 per share. Including the units to our placement agent, we registered a total of 3,000,000 shares of common stock, plus 1,950,000 units underlying common stock purchase warrants.

        The time period for maintaining the effectiveness of the registration statement expired during 2007 and the Company did not file a supplement or amendment to the registration statement.

        The following table summarizes the activity for the warrants outstanding (in thousands, except exercise price data);

	Number of warrants	Weighted average exercise price
Outstanding as of December 31, 2005	1,337	$6.12
Granted	41	4.60
Forfeited	—	—
Exercised	(488)	6.00

Outstanding as of December 31, 2006, 2007 and 2008	890	$6.07

Granted	—	—
Forfeited	(849)	$6.14
Exercised	—	—

Outstanding as of December 31, 2009	41	$4.60

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13—Noncontrolling Interest and Pro Forma Information

        The following table reconciles the reported net income attributable to Tigrent Inc. to the pro forma consolidated net income and net income per share that would have been attributable to Tigrent Inc. had the Company not adopted the provisions of ASC 810, formerly SFAS No. 160, on January 1, 2009:

	Years ended December 31,
(In thousands. Except per share amounts)	2009	2008
Net income attributable to Tigrent Inc., as reported	$10,136	$582
Net loss attributable to noncontrolling interest	(357)	—

Net income attributable to Tigrent Inc., pro forma	$9,779	$582

Basic and diluted net income per share attributable to Tigrent Inc.'s common shareholders, as reported	$0.86	$0.05

Basic and diluted net income per share attributable to Tigrent Inc.'s common shareholders, pro forma	$0.83	$0.05

        The Company recorded distributions of $0.3 million on April 22, 2009, and $1.6 million on March 28, 2008, to the RDE noncontrolling interest, Rich Global. The 2009 distribution was related to conference income earned. These distributions were made in accordance with the Limited Liability Company Agreement between the Company and Rich Global.

Note 14—Business Segment Information

        We operate in two business segments: Proprietary brands and Rich Dad™ Education. Our revenue is generated through the sale of real estate and financial market training courses, programs and products and categorized into segments depending upon through which channel the customer was acquired. Operating results for the segments reported below are evaluated regularly by executive management.

	Years ended December 31,
(In thousands) Segment revenue	2009	2008
Proprietary brands:
Real estate training	$16,207	$46,124
Financial markets training	12,628	23,131

Sub-total	28,835	69,255
Rich Dad™ Education:
Real estate training	121,618	97,545
Financial markets training	20,471	4,935

Sub-total	142,089	102,480

Total consolidated revenue	$170,924	$171,735

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14—Business Segment Information (Continued)

	Years ended December 31,
(In thousands) Segment gross profit contribution	2009	2008
Proprietary brands:
Real estate training	$11,616	$27,901
Financial markets training	6,875	12,496

Sub-total	18,491	40,397
Rich Dad™ Education:
Real estate training	73,442	49,868
Financial markets training	8,573	11

Sub-total	82,015	49,879

Total consolidated gross profit	$100,506	$90,276

	Years ended December 31,
(In thousands) Depreciation and amortization expenses	2009	2008
Proprietary brands:
Real estate training	$483	$571
Financial markets training	374	296

Sub-total	857	867
Rich Dad™ Education	—	—
Corporate	138	515

Total consolidated depreciation and amortization expenses	$995	$1,382

	Years ended December 31,
(In thousands) Segment identifiable assets	2009	2008
Proprietary brands:
Real estate training	$2,880	$4,806
Financial markets training	754	2,644

Sub-total	3,634	7,450
Rich Dad™ Education:
Real estate training	26,954	46,095
Financial markets training	4,482	2,259

Sub-total	31,436	48,354

Corporate	19,349	25,804

Total consolidated identifiable assets	$54,419	$81,608

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14—Business Segment Information (Continued)

	Years ended December 31,
(In thousands) Deferred revenue—current portion	2009	2008
Proprietary brands	$7,111	$26,284
Rich Dad™ Education	74,293	90,358

Total deferred revenue—current portion	81,404	116,642

Deferred revenue—long-term portion
Proprietary brands	4	35
Rich Dad™ Education	511	35

Total deferred revenue—long-term portion (included in Other liabilities)	515	70

Total deferred revenue	$81,919	$116,712

	Years ended December 31,
(In thousands) Deferred course expenses—current portion	2009	2008
Proprietary brands	$673	$3,192
Rich Dad™ Education	14,695	18,878

Total deferred course expenses—current portion	15,368	22,070

Deferred course expenses—long-term portion
Proprietary brands	1	7
Rich Dad™ Education	74	6

Total deferred course expenses—long-term portion (included in Other assets)	75	13

Total deferred course expenses	$15,443	$22,083

        For the year ended December 31, 2009, 88.9% of our revenue was generated domestically and 11.1% from international operations. For the year ended December 31, 2008, 89.5% of our revenue was generated domestically and 10.5% internationally.

        For the years ended December 31, 2009 and 2008, our long-lived assets in the U.S. were $12.5 million and $5.5 million, respectively. For the years ended December 31, 2009 and 2008, our international long-lived assets were $0.2 million and $0.1 million, respectively.

Note 15—Commitments and Contingencies

Software commitments

        We have various commitments pertaining to the licensing and maintenance of software which amount to approximately $0.3 million per year.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

Operating leases

        We lease office space for administrative and training requirements. These leases expire from March 2010 to February 2014. As of December 31, 2009 and 2008, the Company did not have any related party leases.

        Rental expense under operating leases during 2009 and 2008 was $0.7 million and $1.0 million, respectively.

        Future minimum rental payments under the non-cancelable leases included above are as follows (in thousands):

Years ended December 31,
2010	$709
2011	135
2012	60
2013	37
2014	13

Total future minimum rental payments under non-cancelable leases	$954

Litigation

        On November 14, 2006, the Company was notified by the Securities and Exchange Commission ("SEC") that it is conducting a formal, nonpublic investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market training programs, and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation.

        On December 11, 2006, the Company received a subpoena from the Department of Justice ("DOJ") requesting documents and information in connection with an investigation relating to our marketing activities from January 1, 2002 to the present. The Company was notified that a grand jury investigation related to this matter had commenced. The Company and its subsidiaries have not been charged in any indictment, and none of the Company's present or former directors or officers has been charged in any indictment.

        On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf and David Gengler, two former independent contractors, with one count of conspiracy to commit mail fraud and wire fraud. Woolf and Gengler were alleged in the indictment to have been independent contractors of the Company's EduTrades, Inc. subsidiary at the time of their alleged criminal activities. The defendants are no longer independent contractors for the Company or any of its subsidiaries. On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell "Teach Me to Trade" packages for EduTrades, Inc. On April 13, 2009, a trial was commenced on the criminal charges in the U.S. District Court in Alexandria, Virginia ("Virginia Court"). On May 7, 2009, the jury returned a guilty verdict as to both Woolf and Gengler. On June 11, 2009, Woolf and Gengler filed a joint motion for a judgment of acquittal or in the alternative for a new trial ("Motion for Judgment of Acquittal"). On October 23, 2009, the Court issued its Order and Memorandum Opinion granting the Motion for

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

Judgment of Acquittal on the basis of insufficient evidence to prove that Woolf or Gengler devised or knowingly participated in a scheme to defraud as alleged in the indictment and dismissing the indictment of Woolf and Gengler and finding that should the Court's judgment of acquittal be reversed or vacated the interests of justice require a new trial. On November 23, 2009 the United States filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit to attempt to reverse the district court's order on October 23, 2009, which granted defendants' joint motion for judgment of acquittal; dismissed the indictment; and conditionally granted defendants a new trial if the judgment of acquittal is later vacated or reversed.

        On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and the Company received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada on behalf of all persons who are alleged to have made various real estate investments at the alleged inducement of, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or the Company and/or Jean Lafrenière. The complaint filed in Superior Court for the Province of Quebec, District of Hull (Canada) ("Canadian Court"), seeks repayment of $39,235 to the petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief. On October 19-20, 2009 the Company argued its motions to dismiss for lack of jurisdiction and challenging the authorization of the class claims against Tigrent Inc., formerly know as Whitney Information Network ("WIN"). On November 3, 2009 the Canadian Court denied our motion for lack of jurisdiction. Arguments for our motion challenging authorization of the class claims have been rescheduled for June 21-23, 2010. We will vigorously defend against the claims made in this lawsuit.

        On December 28, 2006, Rodney Durham, an alleged shareholder of the Company, filed a putative class action suit ("Durham/Friedman Lawsuit") against the Company and Russell A. Whitney and Nicholas S. Maturo in the United States District Court for the Middle District of Florida (the "Florida Court") seeking unspecified compensatory damages, unspecified equitable relief, and attorney's fees and costs for alleged violations of federal securities laws. On July 10, 2007, an amended complaint was filed (the "First Amended Complaint") by new court-appointed lead plaintiff, Arnold Friedman who replaced Mr. Durham. On December 8, 2008, Friedman, on behalf of all investors who acquired the Company's common stock from August 11, 2005 through and including December 15, 2006, filed a second amended complaint (the "Second Amended Complaint") against the Company, Russell A. Whitney, Nicholas S. Maturo, Ronald S. Simon, Alfred R. Novas, John F. Kane, Rance Masheck (all former officers and/or directors of the Company), and Ehrhardt Keefe Steiner & Hottman PC, the Company's independent outside auditor. Friedman sought class certification, damages, injunctive relief, attorney costs and fees and other relief deemed appropriate by the Florida Court. On January 30, 2009, the Company, along with defendants Whitney, Simon, Novas, Kane, and Maturo, moved to dismiss the Second Amended Complaint ("Defendants' Motion to Dismiss"), arguing that plaintiffs have not and cannot state claims against them as a matter of law and that the claims against them should be dismissed with prejudice. On November 10, 2009, the Florida Court dismissed the Durham/Friedman Lawsuit on the grounds that the plaintiff failed to plead a securities fraud case.

        On March 8, 2007, the Company was served a shareholder derivative complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Tigrent Inc., formerly known as Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the Florida Court. The complaint

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

alleges that the named defendants breached certain fiduciary duties and violated certain securities laws. On December 4, 2008, Robert Ghosio, Jr., on behalf of nominal defendant Tigrent Inc., formerly known as Whitney Information Network, Inc., filed an amended derivative lawsuit in the Florida Court alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Ghosio sought damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the Florida Court. On February 4, 2010, the Plaintiff filed a Notice of Voluntary Dismissal Without Prejudice. On February 5, 2010, the court issued an order dismissing the case without prejudice.

        The Company, certain of its subsidiaries, and certain of its former officers and directors ("Company Defendants") are involved in litigation arising out of the Company's past business activities with Gulfstream. The plaintiffs in each of these cases seek to hold the Company Defendants liable for losses the plaintiffs are alleged to have suffered as a result of the plaintiffs' business dealings with Gulfstream as described in Note 5—Certain Relationships and Related Transactions. The actions related to Gulfstream include:

          On March 22, 2007, our wholly-owned subsidiary, Tigrent Group Inc., formerly known as Whitney Education Group, Inc. ("WEG") received a complaint styled Glenn Acciard, et al. v. Russell Whitney, individually, John Kane, individually and WEG, et al., filed in the Circuit Court of the Twentieth Judicial Court in and for Lee County, Florida ("Lee County Court") alleging that the WEG, two of our former executive officers, and 18 other defendants not associated with the Company breached certain of their alleged fiduciary duties to the named plaintiffs, all of whom are alleged to be our customers. The allegations in the complaint include claims of constructive and common law fraud and other violations. The plaintiffs seek unspecified monetary damages, unspecified punitive damages, interest, a refund of the purchase price of the lots sold to the plaintiffs, costs, attorney's fees and unspecified equitable relief. On July 31, 2007, the case was removed to the Florida Court. On March 28, 2008, the Company and Tigrent Learning Inc., formerly known as Wealth Intelligence Academy, Inc. ("WIA") were added as defendants. On January 20, 2009, the Company, Mr. Kane, WEG, and WIA filed an answer and affirmative defenses to the Acciard lawsuit. The case is currently in the discovery phase. A jury trial has been set for the trial term beginning March 1, 2011. We will vigorously defend against the claims made in this lawsuit.

          On August 23, 2007, WEG received a complaint styled Sirli Jehe and Kalev Kruuk v. Russell Whitney, John Kane, WEG, et al., in the Twelfth Judicial Circuit Court in and for Sarasota County, Florida alleging breach of fiduciary duty, fraudulent misrepresentation, a violation of mortgage broker and lending laws, Florida Land Sales Practices Act and Florida Deceptive and Unfair Trade Practices Act. The plaintiffs seek a refund of the price of the lots sold to them by a third party defendant, monetary damages in excess of $100,000, unspecified punitive damages, costs, attorney's fees, and unspecified equitable relief. Numerous motions to dismiss are currently pending. We will vigorously defend against the claims made in this lawsuit.

          On September 21, 2007, WEG received a complaint styled Jeffrey Watson v. Whitney Education Group, Inc. and Russell Whitney filed in the Lee County Court that alleges that WEG and Mr. Whitney breached a customer contract, violated the Florida Deceptive and Unfair Trade Practices Act, breached the implied covenant of good faith and fair dealing, and conspired to commit fraud. Motions to dismiss plaintiff's complaint are currently pending. The plaintiff seeks

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

  unspecified compensatory damages, unspecified punitive damages, and a declaratory judgment determining the rights of the parties, attorney's fees and costs. A motion to dismiss filed on behalf of the Company is currently pending. We will vigorously defend against the claims made in this lawsuit.

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

        On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about consumer-investors who attended the Company's Millionaire University ("MU") course and invested in Florida homes built by Gulfstream, Gulfstream Realty ("GR") and Gulfstream Realty and Development, LLC ("GRD") since August 1, 2004, as well as the amount of payments received by the Company from Gulfstream, GR and GRD. The Company has produced documents responsive to the subpoena. On October 29, 2009, we received a second investigative subpoena from the Office of Attorney General of the State of Florida seeking documents relating to Gulfstream Development Group, LLC, including the amount of payments received by the Company or by any current or former officer, director, employee or independent contractor of the Company from Gulfstream.

        On January 23, 2008, we filed a foreclosure lawsuit in the Lee County Court against Tranquility Bay of Southwest Florida, LLC ("Tranquility Bay"), Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to a mortgage and/or security agreement, and/or guaranty. Tranquility Bay defaulted on its note payment of $4.5 million to the Company that was due on or before December 31, 2007. In our lawsuit, we sought a judgment of foreclosure on the mortgage instrument, or in the alternative, a judgment of foreclosure on a security agreement which would permit the Company to take control of Tranquility Bay and the real property. Additionally, we sought damages from Anthony Scott Dunlap pursuant to a personal guarantee that Mr. Dunlap gave in relation to the mortgage and promissory note. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment in the allotted time. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful. On August 25, 2009, the Company exercised its rights under a settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay. See Note 6—Notes Receivable and Note 8—Long-Term Debt for further discussions of Tranquility Bay.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

        The Company and Russell A. Whitney and WIN CR II Trust ("Trust"), a Company affiliate, are engaged in a series of legal actions with M. Barry Strudwick and Susan Weiss and others relating to Monterey del Mar, S. A. ("MDMSA"), a Panamanian company, which owns a hotel in Costa Rica (the "Hotel"). The Company owns a 67.5% interest in MDMSA. On September 13, 2009, the Company and Russell A. Whitney, its former Chief Executive Officer, entered into a settlement memorandum ("Settlement Memorandum") with M. Barry Strudwick, Susan Weiss and certain other parties providing for settlement and release of certain claims with respect to our previously disclosed litigation relating to MDMSA and other matters. Under the terms of the Settlement Memorandum, the Company has agreed to pay Mr. Strudwick and Ms. Weiss a total of $3.8 million, as follows: (i) $1.2 million is payable over a three month period, with the first payment of $600,000 due on or before September 30, 2009, and three payments of $200,000 each due on or before October 25, November 25 and December 25, 2009, respectively; and (ii) $2.6 million is payable pursuant to two promissory notes in the amount of $2.3 million (the "First Note") and $300,000 (the "Second Note"), respectively. The First Note will bear interest at the rate of 6% per annum and will be payable in equal quarterly principal and interests payments over a three year period, with payments beginning on January 15, 2010, and subsequent quarterly payments due on the 15th of the applicable month for the balance of three years. The Second Note will bear interest at the rate of 8% per annum and will be payable over four years, with quarterly interest only payments in years one through three, and quarterly principal and interest payments in the fourth year. The First Note and the Second Note will be secured by the Company's interests (i) in MDM and in that certain hotel property in Costa Rica operated for the benefit of MDM ("Hotel"); and (ii) the Company's interest in Tranquility Bay, undeveloped real property in Lee County, Florida (collectively, the "Real Estate Collateral"). See Note 5—Certain Relationships and Related Transactions—Costa Rica and Note 8—Long-Term Debt for further discussion of MDM and notes payable involving M. Barry Strudwick and Susan Weiss. The parties have agreed that any disputes pertaining to the settlement and its enforcement shall be decided by a judge ("New York Judge") in the United States District Court to the Eastern District of New York ("New York Court"). New York Judge. The actions that are resolved as a result of the settlement include:

          Suit filed in December 2006 by the Company in the New York Court against Susan Weiss for defamation. Ms. Weiss filed a counterclaim seeking $2.5 million in compensatory damages and punitive damages in an amount exceeding $7.5 million.

          Suit filed on January 26, 2007 by the Company and the Trust against Mr. Strudwick, Ms. Weiss, and others in the Florida Court. The Company sought declaratory and monetary relief for conspiracy, conversion, tortious interference, malpractice, and other causes of action arising out of the Company's and the Trust's claims that Weiss and Strudwick wrongfully conspired to seize control of MDMSA. On September 30, 2009, the Company filed a Notice of Settlement. On October 2, 2009, the court issued an order dismissing the lawsuit and referring all remaining issues to the jurisdiction of the New York Court.

          Suit filed on January 31, 2008 by Mr. Strudwick and Ms. Weiss against the Company and Russell Whitney, among others, in Maryland Circuit Court for Baltimore County alleging defamation, injurious falsehood, abuse of process, tortious interference with prospective business advantage, and invasion of privacy relating to alleged acts and statements surrounding the alleged attempt by Mr. Strudwick to develop and sell real property in Costa Rica and Ms. Weiss' attempt to seize control of MDMSA. Plaintiffs sought compensatory damages of $18 million and punitive

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

  damages of $50 million. The case had been removed to the U.S. District Court for Maryland but was remanded back to the Maryland Circuit Court for Baltimore County.

        On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against the Company in the Lee County Court for $1.4 million for funds allegedly owed to him due to the improper termination of his employment agreement. On January 11, 2010, the Court denied Mr. Simon's Motion for Summary Judgment. The lawsuit is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

        On April 13, 2009, the Company and two of its subsidiaries, WEG and WIA, were served with a complaint filed by Learning Annex Holdings, LLC and Learning Annex, LLC (collectively "Learning Annex") in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, misappropriation of business opportunity, breach of fiduciary duty, breach of covenant to negotiate in good faith, constructive trust, breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, equitable estoppel, unjust enrichment, quantum meruit, and fraud arising out of an alleged agreement to form a business relationship. On April 20, 2009, RDE was served with the complaint. The case was removed to the United States District Court for the Southern District of New York on May 8, 2009. We filed an answer and affirmative defenses to the complaint on June 12, 2009. The case is currently in the discovery stage. The Company intends to vigorously defend itself against the claims made in the lawsuit.

        On March 27, 2009, RDE received a notice of default from Rich Global under the License Agreement between Rich Global and RDE dated July 18, 2006 ("RD License Agreement"), alleging, among other items, that RDE has failed to make certain payments required under the RD License Agreement and related agreements, and demanding that RDE and the Company cure the alleged events of default within 30 days. The aggregate amount of the items claimed in the notice appears to be not more than $10.0 million. The Company believes that each item alleged in the notice is either without merit or has already been substantively addressed by the Company with supporting documentation. The Company met with representatives of Rich Global in an effort to resolve all claims. On March 16, 2010, the Company entered into a letter of intent ("Letter Agreement") with Rich Global and Rich Dad Operating Company, LLC ("RDO") to amend and restructure the agreements pursuant to which the Company licenses and operates the Rich Dad brand. See Note 16—Subsequent Events, for additional information.

        On July 9, 2009 the Company and its subsidiary, WEG, received a summons and complaint filed by and on behalf of Rothstein Rosenfeldt Adler, P.A. ("RRA") in the Circuit Court in and for Broward County, Florida. The suit alleges damages totaling $348,000 for unpaid legal invoices. The Company intends to vigorously defend against the claims made in the lawsuit. On November 6, 2009, the Company filed a counterclaim against RRA alleging legal malpractice with respect to the filing of lawsuits by RRA against Susan Weiss and M. Barry Strudwick that were the subject of the settlement entered into on September 13, 2009. The counterclaim seeks unspecified damages in excess of $3.8 million dollars. In November of 2009, a forfeiture action was filed against RRA founder Scott Rothstein ("Rothstein") in connection with allegations against Rothstein and RRA pertaining to a Ponzi scheme involving the sale of structured settlements. On November 10, 2009, four creditors filed an involuntary petition under Chapter 11 of the Bankruptcy Code against RRA. On December 2, 2009, Carolina Casualty Insurance Company ("Carolina Casualty") filed a Complaint for Rescission against RRA related to RRA's involuntary bankruptcy seeking a declaratory judgment rescinding two lawyer's

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15—Commitments and Contingencies (Continued)

professional liability policies that Carolina Casualty issued to RRA for the policy periods 2008-09 and 2009-10 (the "Rescission Action"). In the Rescission Action, Carolina Casualty seeks declarations rescinding the two lawyer professional liability policies and holding that coverage is precluded for all claims and suits reported under those policies based upon alleged misrepresentations in the applications RRA submitted in support of the renewal of the policies. The Company filed a motion to intervene in the Rescission Action on the basis that the Company had a stake in the outcome of the Rescission Action. On March, 26, 2010, a hearing on our Motion to Intervene was held and we are awaiting a ruling from the Court.

        On or about October 6, 2009, the Company and two of its subsidiaries, EduTrades and WIA, received a complaint filed in the United States District Court for the Southern District of Florida by Eric Springer and Maurice J. Seghers, Jr., on behalf of themselves and all persons who purchased investor-education products sold under the Teach Me To Trade ("TMTT") brand. Two former independent contractors, Linda Woolf and David Gengler, along with their companies, Hands on Capital, Inc., and Lashaico, Inc., are additional defendants to the lawsuit. The complaint alleges, among other things, Fraud, Negligent Misrepresentation, Civil Conspiracy, and Deceptive and Unfair Trade Practices arising out of the Company's business relationship with and use of Linda Woolf and David Gengler as trainers for the TMTT brand. Plaintiffs seek for themselves and others similarly situated a refund of all amounts spent on TMTT products and services, unspecified compensatory damages, costs, an award of attorney's fees, and unspecified legal and equitable relief. The complaint relies on the findings from the verdict in the Woolf and Gengler criminal trial. As has been previously reported, the verdict in the Woolf and Gengler criminal trial was vacated on October 23, 2009 by way of an Order granting Woolf and Gengler's Motion for Judgment of Acquittal. On October 30, 2009 the Company and its subsidiaries accepted service of the complaint. We filed a motion for stay on November 19, 2009. On November 20, 2009 the court issued an order granting a stay in the case through January 29, 2010. The court later extended the stay through and including April 30, 2010 and at present through and including July 31, 2010. The Company intends to vigorously defend itself against the claims made in the lawsuit.

        The Company is involved from time to time in routine legal matters incidental to our business, including requests from state regulatory agencies. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 16—Subsequent Events

        On January 29, 2010, the Company was served with a complaint on behalf of itself and its wholly-owned subsidiaries, Tigrent Group Inc. (formerly Whitney Education Group, Inc.) and Tigrent Learning Inc. (formerly Wealth Intelligence Academy, Inc.). The complaint is styled Thomas L. Altimas, et al. v. Russell Whitney, individually, and Whitney Information Network, Inc , Whitney Education Group, Inc. and Wealth Intelligence Academy, Inc., et al. and was filed in the United States District Court for the Middle District of Florida ("Middle District Court") in September 2009. The complaint alleges that the Company, its named subsidiaries, Russell Whitney, and other defendants not associated with the Company participated in a scheme to defraud the plaintiffs through the sale of real estate in southwest Florida during the estimated period of 2002 to 2007. The complaint includes claims of breach of fiduciary duty, constructive fraud, violation of Florida Deceptive and Unfair Trade Practices Act, fraud in the inducement, civil conspiracy, Florida RICO, federal RICO, and other

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 16—Subsequent Events (Continued)

violations. The plaintiffs seek unspecified monetary damages, including punitive damages, treble damages, interest, a refund of the purchase price of the properties sold to the plaintiffs, costs, attorney's fees and unspecified equitable relief. The Company intends to vigorously defend itself.

        On February 4, 2010, the Plaintiff in the shareholder derivative complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Whitney Information Network, Inc. v. Russell A. Whitney filed a Notice of Voluntary Dismissal Without Prejudice. On February 5, 2010, the Florida Court issued an order dismissing the case without prejudice.

        On March 11, 2010, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about our courses and seminars offered in Florida, including those offered under the Rich Dad brand. The Company intends to produce documents responsive to the subpoena.

        On March 16, 2010, we entered into a Letter Agreement with Rich Global and Rich Dad Operating Company ("RDO") RDO to amend and restructure the agreements pursuant to which we license and operate the Rich Dad brand. The proposed license agreement provides that the Company must establish a reserve account to be funded over time, with an amount equal to 30% of the Company's deferred revenues for the purpose of ensuring that the Company can fulfill its contractual commitments to the Company's students. Until the reserve account has been fully funded, the Company will pay to RDO a current royalty of 3% of gross revenue (net of merchant fees, taxes, shipping refunds, rebates, bad debt and sums paid to RDO's third party coaching provider under a separate cross marketing agreement and a fulfillment royalty of 5% of gross revenue into the reserve account.

        The restructuring agreement will include the issuance of 9.9% of the Company's outstanding common stock to Rich Global and the redemption of Rich Global's 49% interest in RDE. The Company and Rich Global have agreed to transfer all of the RDE assets, except the database of customer names and customer leads, to the Company, resulting in full ownership by the Company of the business previously conducted by RDE, to dissolve RDE and terminate the license and administrative services agreements associated with RDE. The Company will have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company from specific claims that it made against the Company and RDE in connection with its letter dated March 27, 2009 alleging certain defaults. Among other things, the restructuring agreement contemplates enhanced cooperation in advertising, marketing, and educational programs through a customer contract and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers. The parties are currently negotiating the definitive agreements related to this restructuring, however, there can be no assurances that the agreements will be finalized.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)   Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our CEO and CFO determined that as of December 31, 2009, our internal controls over financial reporting were not effective.

        As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, material weaknesses and significant deficiencies in our internal controls over financial reporting were identified in prior years. Those material weaknesses and significant deficiencies related to a lack of knowledgeable personnel in accounting and financial reporting areas, a lack of formalized processes and procedures over key areas in the accounting, tax and reporting functions, and inadequate supervision and review over the financial reporting function. We were able to correct these material weaknesses in 2009 by hiring additional knowledgeable accounting personnel, implementing more formalized processes and procedures in the accounting, tax and financial reporting areas and establishing more supervision and review over the financial reporting functions.

        During the year ended December 31, 2009, management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of internal controls over financial reporting and we have determined that we continue to have material weaknesses in the following areas:.

  •
  Inadequate controls over the reconciliation and review of deferred course costs related to deferred speaker commissions.

  •
  Inadequate controls over the review of the tax provision calculations.

  •
  Deficiencies in processes related to revenue recognition:

  •
  recording course attendance within the CRM system

    •
    development of key accounting estimates related to the calculation of breakage and certain other offerings

        We will continue to upgrade our personnel and our financial reporting processes to improve our internal controls. In addition, we will continue to evaluate the effectiveness of our disclosure controls and internal control over financial reporting on an ongoing basis, taking corrective action as appropriate.

        Although the above-mentioned steps are beginning to correct the noted deficiencies, we cannot be certain that our efforts to improve our internal controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. We may be hampered in this regard by constraints on our current staffing or our current technology supporting our accounting system. Any failure to develop or maintain effective controls, or difficulties encountered in the effective improvement of our internal controls, could harm our operating results, cause us to fail to meet our reporting obligations, result in misstatements in our Consolidated Financial Statements or cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. .In addition, the efforts to improve our internal controls could require us to expend significant time and management resources or make other substantial changes.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table and text set forth the names of the executive officers and directors of our Company as of March 17, 2010. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors:

Name	Age	Position
Steven C. Barre	50	Interim Chief Executive Officer and Director
Anne M. Donoho	52	Chief Financial Officer
James E. May	54	Chief Administrative Officer and General Counsel
J. Hunter Brown	55	Director
Jason Hammerman	40	Director
Murray A. Indick	50	Director

Executive Officers and Directors as of March 17, 2010:

        Steven C. Barre has served as our Interim Chief Executive Officer since March 16, 2010 and has served as a director of the Company since February 1, 2008. Mr. Barre served as Lead Director of the Company from June 20, 2008, through March 16, 2010. Mr. Barre was the Senior Vice President, General Counsel and Secretary of Jacuzzi Brands, Inc. (a New York Stock Exchange company with annual revenues in excess of $1 billion) from September 2001 until February 2007, when the company was sold to Apollo Management LLC, a private equity firm. Mr. Barre served in various roles as in-house counsel from 1995 to 2001 for Jacuzzi Brands, Inc. (known as U.S. Industries, Inc. from 1995 to 2003) and from 1988 to 1995 for its former parent company, the U.S. arm of Hanson PLC, a Fortune 100 industrial management company. Prior to joining Hanson, Mr. Barre was a corporate attorney with the law firm of Weil, Gotshal & Manges. Mr. Barre graduated from Cornell University in 1981 and Colombia Law School in 1984.

        Anne M. Donoho has served as the Company's Chief Financial Officer since April 9, 2008. Prior thereto, Ms. Donoho served as the Company's Vice President, Finance from November 2006 through December 2007 and as interim Chief Financial Officer from December 4, 2007 through April 9, 2008. Prior to joining the Company, she served as an independent financial consultant for 10 years for publicly-held retail and financial services companies. Prior to that, she held various corporate controller, accounting, and financial reporting positions with Broadway Department Stores (1995 - 1996), The Walt Disney Company (1990 - 1994), Restaurant Enterprises Group, Inc. (1986 - 1990), and Denny's Inc. (1983 - 1986). Ms. Donoho is a Certified Public Accountant licensed in California and holds an M.B.A. from the University of Southern California.

        James E. May has been with the Company since June 2007, when he joined as Assistant General Counsel. He was promoted to the position of General Counsel in May 2009 and as Chief Administrative Officer in September 2009. In his current role he is responsible for the Company's Legal, Human Resources and Quality Assurance functions. Prior to joining the Company, he held the position of Associate General Counsel with Gateway Computers, where he was, at various times, the chief legal resource for the Gateway Country Stores retail division and for the Business and Government Sales division, where he managed the Contract Management organization. Prior to that, he was Vice President, Deputy General Counsel with Blockbuster Videos, Inc. in Ft. Lauderdale, Florida where he was the chief legal resource for domestic store operations, including litigation management. Mr. May has a BA degree from American University and a JD degree from Catholic University Law School.

        J. Hunter Brown has served as a director since September 2, 2009. Mr. Hunter is the Founder and Managing Member of Watson Wilkins & Brown LLC, a private investment and business consulting firm. Previously, he served as an independent consultant to public, private, and not-for-profit entities. From 1993 to 2001, Mr. Brown served in various global markets capacities with JP Morgan Securities Inc. Additionally, from 1996 to 1998, he served as a director of a NYSE listed specialty finance company. Mr. Brown was graduated from Hamilton College with an AB degree in English & French and received an MBA degree in Finance from Xavier University.

        Jason Hammerman has served as a director since September 2, 2009. Mr. Hammerman is the Managing Member of Hammerman Capital Management LLC, which he founded in 2001. Previously, he was Vice President of Fir Tree Partners, a value-focused hedge fund, from 1998 through 2000. From 1996 until 1998, Mr. Hammerman worked at Goldman, Sachs & Co. in the Investment Banking Division. Prior to joining Goldman, he was a corporate attorney at Wilson Sonsini Goodrich & Rosati. Mr. Hammerman received a JD degree from Harvard Law School, where he graduated cum laude, and a BS degree in Finance from the Wharton School of Business of the University of Pennsylvania, where he graduated summa cum laude.

        Murray A. Indick has served as a director since November 21, 2007 and as Chairman of the Board since March 16, 2010. Mr. Indick co-founded Prides Capital Partners, LLC ("Prides Capital"), an investment firm specializing in strategic block, active ownership investing in the small- and micro-cap arena, in March 2004. Mr. Indick is a managing member of the sole general partner of Prides Capital Fund I, LP, which, as of March 2009, owned approximately 14.7% of the Company's outstanding common stock. Prior to joining Prides Capital, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Mr. Indick earned a B.A. from the University of Pennsylvania and a law degree from the Georgetown University Law Center. Mr. Indick also has served as a director of QC Holdings, Inc., a pay-day loan company, and Ameritrans Capital Corporation, a lender to and investor in small businesses, both public portfolio companies of Prides Capital.

Stockholders Agreement and Voting Agreement

        Mr. Indick was appointed to the Board pursuant to Section 2.3 of a Stockholders Agreement ("Stockholders Agreement") dated December 12, 2005 between the Company, Prides Capital, EduTrades and Russell A. Whitney. Prides Capital has appointed Murray Indick to serve as its designated director on the Board of Directors of the Company. Russell A. Whitney, the former Chief Executive Officer of the Company and a greater than 10% of shareholder of the Company's common stock, has agreed to vote all shares of the Company's common stock owned or held of record by him to elect the Prides Capital designee to the Company's Board of Directors. The Company's voting agreement will expire when Prides Capital and its affiliates no longer beneficially own directly or indirectly more than 5% of the Company's common stock.

Former Chief Executive Officer

        Charles M. Peck, Chief Executive Officer and Director (64). Mr. Peck served as our Chief Executive Officer and Director from September 17, 2008 through March 16, 2010. Mr. Peck was President and Chief Operating Officer of Innovation Ventures, Inc., a strategy formulation consulting company from January 2008 to September 2008. Mr. Peck served as Senior Vice President, Product Marketing and Development of SchoolNet, Inc., an instructional management system enterprise software and services company, from 2006 to 2007. From 2003 through 2005, Mr. Peck served as President of Allenbrook, a mission critical, enterprise software company serving the insurance market. Mr. Peck also served as Chief Executive Officer of theglobe.com, a publicly traded internet technology company from 2000 through 2002. From 1995 through 2000, Mr. Peck was Senior Vice President of the American Institute of Certified Public Accountants. He has served on the boards of Make-A-Wish and several technology companies.

Family Relationships

        There are no family relationships between any of our directors or executive officers.

Director Independence and Qualifications

        The Board of Directors has determined that each of our directors, except Steven C. Barre, has no relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an "independent director" as defined in the Marketplace Rules ("Nasdaq Rules") of The NASDAQ Stock Market ("Nasdaq"). Mr. Barre was appointed to serve as the Interim Chief Executive Office on March 16, 2010 and under the Nasdaq Rules, an interim Chief Executive Officer is not considered independent during the time that he holds that position. Furthermore, the Board determined that all persons who served as directors of Tigrent Inc at any time during 2009 were independent under Nasdaq Rules, except Charles M. Peck and Russell A. Whitney. Both Mr. Peck and Mr. Whitney were not independent under Nasdaq Rules, because each served as executive officer of Tigrent during the last three years. In determining the independence of our directors, the board of directors has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the SEC and the Nasdaq Rules.

        The Board believes that the qualifications of the directors, as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as a director of our Company. All of our directors have strong business backgrounds. Mr. Brown, Mr. Hammerman and Mr. Indick have significant experience in the area of corporate finance, each having worked in the investment banking fields. Mr. Barre has many years of experience advising businesses and served as general counsel of a Jacuzzi Brands, Inc., a New York Stock Exchange, for six years before the company was sold to a private equity firm Mr. Brown also have financial expertise and serves as the financial expert on our Audit Committee.

        The Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Audit Committee

        The Audit Committee consists of two independent directors. As of March 17, 2010 the members of the Audit Committee are Mr. Brown, who serves as the Chairman, and Mr. Hammerman. The Audit Committee, which held 9 meetings during 2009, acts on behalf of the Board to oversee all material aspects of the Company's reporting, control and audit functions. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to stockholders and on Company processes for compliance with significant applicable legal, ethical and regulatory requirements. The Board of Directors has determined that each of the directors serving on this committee is "independent" as defined by the Nasdaq Rules and that Mr. Brown further qualifies as an "audit committee financial expert" as such term is defined in the applicable rules of the Exchange Act. The Audit Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www.tigrent.com on the "Investor Relations" page under "Corporate Governance."

Compensation Committee

        As of March 17, 2010, the Compensation Committee consists of Mr. Indick who serves as Chairman, and Mr. Brown. The Compensation Committee, which held 4 meetings during 2009, oversees the Company's executive compensation plans and programs and reviews and recommends changes to these plans and programs, monitors the performance of the Chief Executive Officer and other senior executives officers in light of corporate goals set by the Committee, reviews and approves the compensation of the Chief Executive Officer and other senior executive officers and reviews management succession planning. The Board of Directors has determined that each of the directors serving on this committee is "independent" as defined by the Nasdaq Rules. The Compensation Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www.tigrent.com on the "Investor Relations" page under "Corporate Governance."

Nominating and Corporate Governance Committee

        As of March 17, 2010, the Nominating and Corporate Governance Committee consists of Mr. Hammerman who serves as the Chairman, and Mr. Indick. The Nominating and Corporate Governance Committee, which held 6 meetings during 2009, develops and recommends to the Board a set of corporate governance principles applicable to the Company, identifies qualified individuals to become members of the Board, selects, or recommends that the Board select, the director nominees for the next Annual Meeting of Shareholders, receives comments from all directors and reports annually to the Board with assessment of the Board's performance and prepares and supervises the Board's annual review of director independence. The Board of Directors has determined that each of the directors serving on this committee is "independent" as defined by the Nasdaq Rules. The Nominating and Corporate Governance Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www.tigrent.com on the "Investor Relations" page under "Corporate Governance."

Committee on Related Parties

        As of March 17, 2010, the Committee on Related Parties consists of Mr. Barre who serves as Chairman, and Messrs. Brown and Hammerman. The Committee on Related Parties, which held 4 meetings during 2009, was formed on October 31, 2008 to address specific transactions that occurred in earlier years that were found during the restatement of the financial statements for fiscal years ended 2002-2006, as filed in the 2006 Form 10-K/A on January 15, 2009. This Committee on Related Parties has the authority to conduct, in a neutral and unbiased manner, a review of the facts and circumstances surrounding related party transactions involving Russell A. Whitney and the Company or its affiliates, whether identified by the Committee on Related Parties or otherwise, and in connection therewith to review the activities of other individuals involved in such transactions who may have owed duties to the Company including, but not limited to, John Kane and Ronald Simon, and to develop and implement recommendations on behalf of the Company with respect to such related party transactions. The Board of Directors has determined that each of the directors serving on this committee, except for Mr. Barre, is "independent" as defined by the Nasdaq Rules. The Committee on Related Parties operates pursuant to a charter adopted by the Board of Directors.

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

        In addition to the Code of Conduct, our directors, executive officers, and senior financial officers of our Company are also subject to the Code of Business Conduct and Ethics and are expected to adhere to the principles and procedures set forth. Both the Code of Conduct and the Code of Business Conduct and Ethics are available on the Company's corporate website, at http://www.tigrent.com on the "Investor Relations" page under "Corporate Governance."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish the Company with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that during the year ended December 31, 2009, its officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a), except for J. Hunter Brown and Jason Hammerman, who each filed a Form 3 one day late which reported one transaction due to an error by the law firm retained to prepare these filings. Additionally, we have contacted Ingrid Whitney and Russell Whitney, both greater than 10% shareholders regarding their compliance with reporting requirements under Section 16(a) of the Exchange Act and we have been informed that the advisors to Ingrid Whitney and Russell Whitney are evaluating their positions with respect to the requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation Program

        This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officers, principal financial officers and certain other executive officers during fiscal 2009. These individuals are listed in the "Summary Compensation Table" below and are referred to as the "Named Executive Officers."

        Our executive compensation program is determined and proposed by our Compensation Committee and is approved by our Board of Directors. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our CEO in setting compensation levels for our other executive officers.

Executive Compensation Program Objectives and Overview

        The Compensation Committee conducts an annual review of our executive compensation programs to ensure that:

  •
  the program is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability; and

  •
  the program adequately rewards performance which is tied to creating shareholder value.

        Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary; (2) annual incentive bonuses; and (3) grants of stock options and restricted stock.

        In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align executive officers' long-term interests with shareholders' long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and stock option grants are the elements of our executive compensation program designed to reward performance and thus the creation of shareholder value.

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

        Our Named Executive Officers in fiscal 2009 were Charles M. Peck, our Chief Executive Officer, Anne M. Donoho, our Chief Financial Officer and James E. May, our Chief Administrative Officer and General Counsel. We sometimes refer to these individuals as the "Named Executive Officers."

Role of Compensation Committee and Executive Officers in Compensation Decisions

        The role of our Compensation Committee is to oversee our compensation programs and retirement plans and policies and review and approve all compensation decisions relating to the Company's Named Executive Officers, including our Chief Executive Officer. Our Compensation Committee reviews, and in conjunction with the entire Board of Directors and our Chief Executive Officer, makes all compensation decisions for the Named Executive Officers. The Compensation Committee reviews and recommends and the independent members of Board of Directors approves the annual compensation package of our Chief Executive Officer.

        Our Compensation Committee intends to meet with our Chief Executive Officer at least annually to review the performance of the other Executive Officers, receive the recommendations of the Chief Executive Officer on the Executive Officers compensation and approve their annual compensation packages. This meeting is intended to include a review by the Chief Executive Officer of the performance of each Named Executive Officer who reports directly to our Chief Executive Officer.

Setting Executive Compensation

        In furtherance of the philosophy and objectives described above, in setting compensation for our Executive Officers, our Compensation Committee considered data obtained from the consulting firm of Pearl Meyer & Partners, in addition to other factors, to assess competitive pay levels and establish compensation targets for base salary, annual incentives and long-term incentives. The data from the Pearl Meyer & Partners surveys reflect compensation practices of education industry companies with annual revenue and free cash flow, which are similar in size to the Company, for executives with responsibilities cutting across the entire enterprise ("survey data"). Prior to the engagement of Pearl Meyer & Partners in September 2008, the Compensation Committee had engaged Mercer Human Resources Consulting to provide a similar comprehensive review using data from its own survey database for a select group of companies in the education industry.

Base Salary

        We provide executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Our Compensation Committee reviews each executive officer's salary and performance annually. Market data from the survey group is used to determine base salary ranges for Executive Officers based on the position and responsibility. An executive officer's actual salary relative to this competitive salary range varies based on the level of his or her responsibility, experience, individual performance and internal equity considerations. Specific salary increases take into account these factors and the current market for management talent. Salary increases are considered by the Compensation Committee each year.

        The compensation for our Chief Executive Officer is set forth and separately discussed below.

Annual Incentive Compensation

        We implemented an Executive Incentive Plan (the "Bonus Plan") for our executive officers and other participating employees in 2009. The Bonus Plan, administered by the Compensation Committee, provides that the Compensation Committee will determine the total amount of performance incentive bonuses to be paid to participants under the Bonus Plan. Bonuses are based upon specific measures of our financial performance and achievement of each participant's agreed upon annual goals.

        Specifically, the Bonus Plan provided for target bonuses as a percent of each participant's yearly salary in the following categories:

  Chief Executive Officer—100%
  Senior Executive Officers—50%
  Vice Presidents—40% to 50%, as specified

        Lower level executives may participate in the plan as designated

        Payouts under the plan are subject to the approval of the Compensation Committee following the finalization of the Company's financial results for 2009 and are based on the following metrics, (i) Total Annual Cash Sales, (ii) Overall Adjusted EBITDA, (iii) increase in Adjusted EBITDA and, (iv) achievement of the participant's individual goals.

        The Compensation Committee approved bonuses in the amounts of $26,000 and $35,000 for Anne M. Donoho and James E. May, respectively.

Equity Incentive Compensation

        The principal purpose of our equity incentive compensation is to motivate our executives to help us achieve our long-range performance goals that will enhance our value and, as a result, enhance the price of our stock and our shareholders' returns on their investments.

2009 Equity Incentive Plan

        The Company's 2009 Equity Incentive Plan ("Incentive Plan"), as approved by our shareholders on September 2, 2009, authorized 1.3 million shares to be issued in various equity incentive instruments. As of December 31, 2009, we had awarded 600,000 restricted common shares of the 1.3 million shares authorized under the Incentive Plan to Charles M. Peck, our former Chief Executive Officer. On March 16, 2010, Mr. Peck left our Company and the 600,000 restricted shares will be forfeited if certain performance targets are not met within 90 days of his departure.

Grant to Chief Executive Officer

        In September 2008, our Board of Directors entered into a restricted performance share agreement with Charles M. Peck, our former Chief Executive Officer, subject to shareholder approval which occurred on September 2, 2009. The agreement provided for the issuance of 600,000 restricted shares of the Company's common stock, which vest in accordance with certain market and service conditions. The grant consists of six tranches of 100,000 shares each, which vest in four years provided Mr. Peck was continuously employed by the Company, and if respective price criteria of $2, $4, $6, $8, $10 and $12 per share were satisfied (subject to early vesting in certain specified instances.) Several market targets could be reached simultaneously in connection with the achievement of a specific closing price in which case more than one tranche would vest at that time. Effective March 16, 2010 Mr. Peck no longer served as CEO of the Company and his 600,000 restricted shares will be forfeited if certain performance targets are not met within 90 days of his departure.

        In accordance with ASC 718, because the restricted stock was subject to shareholder approval, they were not deemed to be granted for accounting purposes and no compensation cost was recognized prior to shareholder approval. On September 2, 2009, when shareholder approval was obtained, we began recording compensation cost associated with the restricted stock. None of the restricted shares had vested as of December 31, 2009.

Deferred Compensation Plans

        The Company does not have a deferred compensation plan.

Retirement benefits

        The Company has typically provided matching contributions to a 401(k) Plan; although on October 10, 2008, the Company suspended its matching contribution. No matching contributions were made by the Company in 2009.

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

Compensation of Our Chief Executive Officer

        Our Compensation Committee directly engaged Pearl Meyer & Partners, LLC, compensation consultants, to develop the compensation package for our Chief Executive Officer, Charles M. Peck, who was appointed on September 17, 2008. This compensation package was designed to reward the CEO for achievement of corporate objectives and provide incentives for outstanding performance while remaining fair to the Company's shareholders.

        Mr. Peck's compensation included an annual base salary of $380,000 and an incentive bonus with a target of 100% of his annual base salary based on the achievement of the Company and individual performance goals established by the Compensation Committee. Mr. Peck was also granted 600,000 restricted performance shares of the Company's Common Stock, subject to Board of Directors and shareholder approval of the Incentive Plan. The grant consisted of six tranches of 100,000 shares each, which would have vested in four years if respective price criteria of $2, $4, $6, $8, $10 and $12 per share were satisfied as outlined in the Agreement.

Deductibility of Executive Compensation

        Under the Omnibus Budget Reconciliation Act of 1993, provisions were added to the Internal Revenue Code under Section 162(m) that limits the tax deduction for compensation in excess of $1.0 million paid to certain executive officers. However, performance-based compensation can be excluded from the limit so long as it meets certain requirements. To qualify as "performance-based" under Section 162(m), compensation payments must be determined pursuant to a plan, by a committee of at least two "outside" directors (as defined in the regulations promulgated under the Code) and must be based on achieving objective performance goals. In addition, the material terms of the plan must be disclosed to and approved by shareholders and the outside directors or the Compensation Committee, as applicable, must certify that the performance goals were achieved before payments can be awarded. The Compensation Committee believes that the stock option grants previously awarded by the Company qualify as performance-based compensation and satisfy the requirements for exemption under the Internal Revenue Code Section 162(m).

        For 2009, the annual salary paid to our Named Executive Officers did not exceed $1.0 million. Stock options granted under the terms of long-term incentives are exempt as performance-based compensation for purposes of calculating the $1.0 million limit. To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

Compensation Committee

        As of December 31, 2009, our Compensation Committee was comprised of Messrs. Indick, Chairman, and Barre, both of whom were independent directors at that time. These directors were also outside directors for purposes of Section 162(m) of the Internal Revenue Code and non-employee directors for purposes of Section 16 of the Securities Exchange Act of 1934 at that time. Each member was free of any relationship that, in the judgment of the Board from time to time, would interfere with the exercise of his or her independent judgment.

Executive Compensation Tables

        The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executives during 2009.

Summary Compensation
For the years ended December 31, 2009 and 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)(3)	Total ($)
Charles M. Peck(1)	2009	380,000	—	526,000 (2)	—	906,000
Chief Executive Officer and Director	2008	101,821	101,821	—	10,192	213,834
Anne M. Donoho	2009	260,000	26,000	—	—	286,000
Chief Financial Officer	2008	260,000	—	—	1,200	261,200
James E .May	2009	176,033	35,000	—	—	211,033
Chief Administrative Officer and General Counsel

(1)
Mr. Peck was appointed to the position of Chief Executive Officer on September 17, 2008. Mr. Peck left the Company on March 16, 2010.

(2)
Mr. Peck was granted 600,000 restricted performance shares in connection his employment agreement. The grant was subject to shareholder approval, which occurred on September 2, 2009. The shares vest in accordance with certain market and service conditions. The fair value of these awards was estimated in accordance with ASC 718, Compensation—Stock Compensation. See Note 9—Stock-Based Compensation, of the Notes to Consolidated Financial Statements for additional information.

(3)
See table "All Other Compensation" for details of the amounts paid.

All Other Compensation
For the years ended December 31, 2009 and 2008

Name and Principal Position	Year	Executive relocation ($)	Company contributions to 401(k) Plan ($)	Severance payments/ accruals ($)	Other ($)	Total ($)
Charles M. Peck(1)	2009	—	—	—	—	—
Chief Executive Officer and	2008	5,192	—	—	5,000	10,192
Director
Anne M. Donoho	2009	—	—	—	—
Chief Financial Officer	2008	—	1,200	—	—	1,200
James E .May	2009	—	—	—	—	—
Chief Administrative Officer and General Counsel

(1)
Under Mr. Peck's employment agreement, he received reimbursement for his relocation expenses. In 2008, Mr. Peck received a $5,000 sign-on bonus.

        The following table provides information on the holdings of stock options and stock awards by the Named Executives Officers as of December 31, 2009. This table includes unexercised and unvested option awards.

Outstanding Equity Awards
Year ended December 31, 2009

	Option awards				Stock awards
Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)
Charles M. Peck(1)	—	—	—	—	600,000	526,000
Anne M. Donoho(2)	37,500	12,500	2.30	12/5/2017	—	—
James E. May	—	—	—	—	—	—

(1)
Mr. Peck was granted 600,000 restricted performance shares in connection his employment agreement. The grant was subject to shareholder approval, which occurred on September 2, 2009. The shares vest in accordance with certain market and service conditions. The fair value of these awards was estimated in accordance with ASC 718, Compensation—Stock Compensation. See Note 9—Stock-Based Compensation, of the Notes to Consolidated Financial Statements for additional information. Effective March 16, 2010, Mr. Peck no longer served as CEO, and will forfeit these shares if certain performance targets are not met within 90 days of his departure.

(2)
Ms. Donoho's stock options vested 25% on the grant date, an additional 25% vested on the first anniversary of the grant date, another 25% vested on the second anniversary of the grant date and 25% of the shares vest on the third anniversary of the grant date. All options expire ten years from the date of grant.

Employment and Other Agreements for the Named Executive Officers:

Charles M. Peck

        Mr. Peck was appointed to serve as the Company's Chief Executive Officer and a member of the Board of Directors effective September 17, 2008. The Company entered into a four year employment agreement ("employment agreement") under which Mr. Peck will receive an annual base salary of not less than $380,000 and a one-time "sign-on" bonus of $5,000. Additionally, in accordance with Mr. Peck's employment agreement, in 2008 he received an incentive bonus equal to 100% of the base salary paid to him during that year. In 2009, Mr. Peck was eligible to receive an incentive bonus with a target of 100% of his annual base salary based on the achievement of the Company and individual performance goals established by the Compensation Committee. Mr. Peck was also granted 600,000 restricted performance shares of the Company's common stock, as approved by the Board of Directors and shareholders under the Company's 2009 Incentive Plan. The grant consisted of six tranches of 100,000 shares each, which would have vested in four years if respective price criteria of $2, $4, $6, $8, $10 and $12 per share were satisfied as outlined in his restricted stock agreement.

        If the Company terminated Mr. Peck's employment without cause or he terminates with good reason, subject to Mr. Peck's execution of the Company's standard waiver and release, the Company would pay Mr. Peck any bonus owed pursuant to his employment agreement and an amount equal to twelve months of his base salary in effect as of the termination date. In connection with his employment agreement, Mr. Peck is also is subject to the Company's standard non-disclosure and non-competition agreement which restricts Mr. Peck from directly or indirectly competing with us for a period of one year after the termination of his employment for any reason.

        Effective as of March 16, 2010, Mr. Peck terminated his employment with the Company for "good reason" pursuant to which, the Company agreed to pay Mr. Peck a severance payment equal to $380,000 in the event of such termination ("separation compensation"). Pursuant to the terms of the employment agreement, the separation compensation will be payable over a twelve month period in accordance with the Company's normal payroll practices, subject to (i) Mr. Peck's execution and delivery of the wavier and release agreement as set forth in the Employment Agreement and (ii) Mr. Peck's compliance with the terms and conditions of a covenant agreement referenced in the employment agreement.

Anne M. Donoho

        On December 5, 2007, the Company promoted Ms. Donoho to the position of interim Chief Financial Officer and at that time, agreed to compensate her with an annual salary of $250,000. In April 2008, the Company appointed Ms. Donoho to Chief Financial Officer and increased her salary to $260,000. Ms. Donoho is eligible for an incentive bonus to be determined by the Compensation Committee of the Board of Directors, as well as health insurance and other benefits generally awarded to executive officers of the Company. On December 16, 2008, the Company and Ms. Donoho entered into a written agreement ("severance agreement") that provides her with severance compensation equal to twelve months of her base salary in effect as of the termination date if she is terminated prior to December 4, 2010 without cause or in connection with a change in control.

James E. May

        On May 1, 2009, the Company promoted Mr. May to the position of General Counsel. In September 2009, Mr. May's responsibilities were expanded to include the role of Chief Administrative Officer with an annual salary of $180,000. Mr. May is eligible for an incentive bonus to be determined by the Compensation Committee of the Board of Directors, as well as health insurance and other benefits generally awarded to executive officers of the Company.

Summary

        The foregoing is only a summary of the material terms of our agreements with the Named Officers. For a complete description, copies of Mr. Peck's employment agreement and Ms. Donoho's severance agreement are listed as exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

Potential payments upon termination or change in control

        As described above, we had a written employment agreement with Charles M. Peck during 2009 and a written severance agreement with Anne M. Donoho. The agreements provide for payments of certain benefits, as described in the tables below, upon the termination of the employee. The employee's rights upon termination of his or her employment depend upon the circumstance of the termination. The agreements specify payment to the employees upon each of the following situations:

  •
  death or disability of the employee;

  •
  termination by us for cause;

  •
  termination by us without cause; and

  •
  termination following a change of control

        Our Named Executive Officers have also signed the Company's standard confidentiality and non-competition agreement that applies for certain time periods following the employee's termination of employment for any reason. The non-competition time periods after termination of employment are as follows: Charles M. Peck—1 year, Anne M. Donoho—2 years and James E. May—23 months.

        The table below illustrates the potential payouts to each Named Executive Officer employed by the Company in an officer capacity as of December 31, 2009, under each of the various separation situations. The table assumes that the terminations took place on December 31, 2009.

	Termination with Cause	Death	Disability	Term without Cause	Termination after Change in Control
Charles M. Peck*	—	—	—	$380,000	$380,000
Anne M. Donoho**	—	—	—	$260,000	$260,000

*
Mr. Peck left the Company on March 16, 2010.

Director Compensation

        In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board.

        Charles M. Peck, our only employee director during 2009, does not receive any additional compensation for serving on the Board.

        Beginning in the third quarter of 2009, each non-employee director received a $8,750 quarterly retainer ($35,000 annually), with no additional fees based on the number of attended meetings. Additionally, our Lead Director received an additional $3,750 per quarter, the Chairman of the Audit Committee received an additional $2,500 per quarter, the Chairman of the Nominating and Corporate Governance Committee received an additional $1,250 per quarter and the Chairman of the Compensation Committee received an additional $1,875 per quarter. In addition, expenses incurred by our non-employee directors in attending Board meetings are reimbursed.

        In addition to receiving a quarterly retainer, directors have been generally eligible to receive sign-on and/or annual bonus and/or stock options. In 2009, $15,000 was granted to each director for the purpose of using after tax proceeds to purchase shares of the Company's common stock in the open market. During 2009, no stock awards or stock option awards were made to any of the directors.

        Compensation paid to each non-employee director during 2009 is as follows:

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Steven C. Barre	84,000	—	84,000
J. Hunter Brown(2)	29,750	—	29,750
Murray A. Indick	68,750	—	68,750
Jason Hammerman(2)	28,111	—	28,111
Frederick A. Cardin(3)	58,667	—	58,667
Wallace L. Timmeny(4)	28,389	—	28,389
Allan Weingarten(5)	44,583	—	44,583
Russell A. Whitney(6)	12,500	—	12,500

(1)
There were no stock options or stock awards granted to directors during 2009.

(2)
Mr. Brown and Mr. Hammerman were elected to the Board of Directors on September 2, 2009.

(3)
Mr. Cardin was not re-elected to the Board of Directors on September 2, 2009.

(4)
Mr. Timmeny resigned as a director on the Board of Directors on June 1, 2009.

(5)
Mr. Weingarten was appointed to the Board on April 6, 2009 and was not re-elected on September 2, 2009.

(6)
Mr. Whitney resigned as a director on the Board of Directors effective March 30, 2009.

        The aggregate number of option awards and respective grant date option exercise price per share outstanding at December 31, 2009 for each non-employee director is reflected in the following chart:

Director	Grant date	Options	Grant date option exercise price per share
Steven C. Barre	February 1, 2008	10,000	$2.50
Murray A. Indick	November 21, 2007	10,000	$2.25
J. Hunter Brown	—	—	—
Jason Hammerman	—	—	—

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the beneficial common stock ownership as of March 10, 2010, by (i) of each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors and Named Executive Officers (who were employed by the Company as of March 10, 2010) and directors and by (iii) all directors and Named Executive Officers (who were employed by the Company as of March 10, 2010) as a group.

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

        Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. The address for each Named Executive Officer and director is care of Tigrent Inc., 1612 East Cape Coral Parkway, Cape Coral, Florida 33904. As of March 10, 2010, we had 11,738,587 shares issued and outstanding. This table is based upon information supplied to us by our Named Executive

Officers, directors and principal shareholders and/or contained in reports filed by these persons with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of class
Named Executive Officers and directors:
Charles M. Peck	8,800	*
Anne M. Donoho(2)	47,500	*
J. Hunter Brown(3)	26,491	*
Murray A. Indick(2)(4)	15,800	*
Steven C. Barre(2)	20,000	*
Jason Hammerman(5)	113,500	*
James E. May	—	*

Named Executive Officers and directors as a group (seven persons)	232,091	2.0

Beneficial owners of more than 5% of the common stock:
Russell A. Whitney(6) 4818 Coronado Parkway, #10 Cape Coral, FL	2,856,375	24.3
Ingrid Whitney(7) 232 Bayshore Drive Cape Coral, FL	2,277,444	19.4
Prides Capital Fund I, LP(8) c/o Prides Capital LLC 200 High Street, Suite 700 Boston, MA 02110	1,741,100	14.8
Kingstown Capital Partners, LLC(9) 1270 Broadway, Suite 1009 New York, NY 10001	1,203,450	10.3
Tapestry Investment Partners, LP 1000 Chapel View Blvd., Suite 240 Cranston, RI 02920(10)	750,000	6.4
Eliot Rose Asset Management, LLC and Gary S. Siperstein 1000 Chapel View Blvd., Suite 240 Cranston, RI 02920(11)	1,000,000	8.5

*
Less than 1%

(1)
In accordance with SEC rules, this column includes shares that may be acquired pursuant to stock options and common stock purchase warrants that are or will become exercisable within 60 days of December 31, 2009.

(2)
Includes shares underlying vested stock options as follows: Anne M. Donoho 37,500 options; Murray A. Indick 10,000 options; and Steven C. Barre 10,000 options.

(3)
Includes 6,000 shares held by the JDD Trust, and 12,991 shares held by the SGAP Brown Trust. Mr. Brown is the trustee of the SGAP Brown Trust and the JDD Trust and has the sole power to vote and dispose of Tigrent's common stock owned by these trusts. Mr. Brown disclaims beneficial ownership of the shares held by the SGAP Brown Trust and the JDD Trust.

(4)
Excludes 1,731,000 shares owned by Prides Capital Fund I, LP. Mr. Indick, an employee of Prides Capital LLC, does not vote the shares owned by Prides Capital Fund I, LP and disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest in Prides Capital LLC.

(5)
Include 107,000 shares held by Hammerman Capital Partners, L.P. ("Hammerman LP"). As the managing member of the general partner of Hammerman LP, Mr. Hammerman has the sole power to vote and dispose of Tigrent's stock owned by Hammerman LP. Mr. Hammerman disclaims beneficial ownership of the shares held by Hammerman LP, except to the extent of his pecuniary interest in the shares.

(6)
Includes (i) 437,500 shares held by International Securities 3, LLC ("IS3") which is beneficially owned by Russell Whitney, and (ii) 2,418,875 shares held by Day One, LLC ("Day One"), which is beneficially owned by Mr. Whitney. This information was obtained from a Schedule 13G filed by Ingrid Whitney with the SEC on March 13, 2008 and a Schedule 13D filed by Russell Whitney, IS3 and Day One with the SEC on April 28, 2008. Additional information was obtained from our stock transfer agent as of December 31, 2009.

(7)
This information was obtained from a Schedule 13G filed by Ingrid Whitney with the SEC on March 13, 2008 and a Schedule 13D filed by Russell Whitney, IS3 and Day One with the SEC on April 28, 2008. Additional information was obtained from our stock transfer agent as of December 31, 2009.

(8)
Information obtained from a Schedule 13D filed by Prides Capital Partners LLC with the SEC on November 15, 2007. Murray A. Indick, Kevin A. Richardson, II, Henry J. Lawlor, Jr., Charles E. McCarthy and Christian Puscasiu may be deemed to share voting and dispositive power over these shares. In addition, this amount reflects 10,000 vested stock options awarded to Mr. Indick.

(9)
Information obtained from a Form 4 filed on November 3, 2009 and from a Schedule 13D filed on September 8, 2009, each filed jointly by Kingstown Capital Partners LLC ("Kingstown GP"), Kingstown Partners L.P. ("Kingstown"), Kingstown Capital Management L.P. ("Kingstown Capital"), Kingstown Management GP LLC ("Kingstown Management"), Michael Blitzer, Guy Shanon, Hammerman Capital Partners, LP, SGAP Brown Trust, JDD Trust, Jason Hammerman, and J. Hunter Brown. Kingstown GP is the general partner of Kingstown. Mr. Blitzer and Mr. Shanon are each managing members of Kingstown GP. Kingstown Management is the general partner of Kingstown Capital. Mr. Blitzer and Mr. Shanon are each managing members of Kingstown Management. By virtue of these relationships, each of the reporting persons may be deemed to be beneficial owners of more than 10% of the outstanding common stock.

(10)
Information obtained from Schedule 13G filed on February 8, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The following is a summary of transactions during fiscal 2009 and 2008 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

Leases with the Whitneys

        During 2008 we leased approximately 2,200 square feet of training facilities at 1611 East Cape Coral Parkway, approximately 9,000 square feet of space at 1625 East Cape Coral Parkway which is used for offices and shipping, and 4,802 square feet at 1630 Southeast 47th Terrace which we use as a training facility, all in Cape Coral, Florida from Cape Promenade Trust which is for the benefit of our former Chairman and Chief Executive Officer, Mr. Whitney and Ingrid Whitney, his former wife. The monthly rentals were $1,943, $13,913 and $7,238 in 2008, respectively. We terminated the 1611 East

Cape Coral Parkway and 1630 Southeast 47th Terrace leases on September 17, 2008. We also terminated the 1625 East Cape Coral Parkway lease effective December 31, 2008. The Company has no related party leases as of December 31, 2009 and 2008.

Gulfstream Development Group, LLC

        During the year ended December 31, 2008, the Company had an agreement with Gulfstream Development Group, LLC ("Gulfstream") in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses. Customers were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer. Gulfstream constructed homes on lots owned by our customers. Under a Referral Services Agreement with Gulfstream, Gulfstream agreed to pay the Company $2,500, with $500 of that being paid to Company trainers who assisted in the referral for each customer that the Company referred to Gulfstream. Our relationship with Gulfstream Development Group, LLC, was terminated in 2008.

        Based upon information we received from Gulfstream, Mr. Whitney received the following payments from Gulfstream during the year ended December 31, 2008; (i) salary of $70,000; (ii) transaction-based compensation of $898,100 and (iii) distributions of $264,643. The Company has not received information from Gulfstream or Mr. Whitney for the comparable period in 2009.

        A committee of the Board of Directors is reviewing the Gulfstream transactions regarding compliance with the applicable governance and related party transaction requirements established by the Company.

Costa Rica

        As of December 31, 2009, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. ("MDM") and Mar y Tierra del Oeste, S.A. ("MTO"), respectively. We have a 67.5% ownership interest in the entities totaling $1.4 million, which is included in Investments in real estate at December 31, 2009. The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting. For the years ended December 31, 2009 and 2008, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $154,000 and $163,000 million, respectively. See Note 8—Long-Term Debt and Note 15—Commitments and Contingencies—Litigation for further discussion of litigation involving M. Barry Strudwick and Susan Weiss and related notes payable.

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

        A committee of the Board of Directors is reviewing the Costa Rica transactions regarding compliance with the applicable governance and related party transaction requirements established by the Company.

Related Party Transactions Policy

        The Board of Directors adopted a Related Party Transaction Policy for the review of related person transactions on March 23, 2007 which is available on our Web site at http://www.tigrent.com/corpgov.htm. Under these policies and procedures, the Audit Committee will review related person transactions in which we are or will be a participant to determine if they are in the best interests of our shareholders and the Company. Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person had or will have a material interest and that exceed $120,000 are subject to the Committee's review. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction. Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person. The related person may have a direct or indirect material interest in the transaction.

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

Director Independence

        For a description of our Board of Directors and its compliance with the independence requirements therefore as promulgated by the Securities and Exchange Commission and Nasdaq, see "Item 10—Directors, Executive Officers and Corporate Governance.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado ("EKS&H"), conducted the audit of our Consolidated Financial Statements for the years ended December 31, 2009 and 2008. It is our understanding that this firm is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the SEC. As a result, our Audit Committee specifically approves, in advance, non-audit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence. All services provided by EKS&H in 2009 were pre-approved in accordance with these procedures and the Audit Committee concluded that the services provided by EKS&H for activities unrelated to the audit in 2009 are compatible with EKS&H maintaining its independence.

        The following table presents fees for professional audit services rendered by EKS&H, our independent auditor, for the audit of our Consolidated Financial Statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by EKS&H (in thousands):

	Years ended December 31,
	2009	2008
Audit fees	$480	$511
Audit-related fees(1)	87	25
Tax fees(2)	398	247
All other fees(3)	23	336

Total fees	$988	$1,119

(1)
Primarily includes the fees for the audit of our 401(k) plan.

(2)
Primarily relates to tax compliance, tax advice and tax planning, including assistance with ongoing IRS examinations.

(3)
The 2008 amount primarily includes audit fees related to our financial restatements for the years 2002-2006 included in our 2006 Form 10-K/A filed January 15, 2009.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
3.01	Articles of Incorporation of the Registrant, as amended	Incorporated by reference to Exhibit 3.1 in the Registrant's Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
3.02	Articles of Amendment of the Company filed with the Colorado Secretary of State on September 21, 2009	Incorporated by reference to Exhibit 3.01 in the Form 10Q filed with the SEC on November 13, 2009.
3.03	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Registrant's Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
3.04	Amended Bylaw provision—Article VI—Section 10	Incorporated by reference to Exhibit 3.1 in the Company's Form 8-K filed with the SEC on December 3, 2008.
10.01	Employment and Restricted Performance Share Agreements dated September 17,2008 between the Company and Charles M. Peck	Incorporated by reference to Exhibits 10.1 and 10.2 in the Form 8-K filed with the SEC on September 22, 2008.
10.02	Severance Agreement dated December 16, 2007 between the Company and Ms. Donoho	Incorporated by reference to Exhibit 10.11 in the Form 8-K filed with the SEC on December 22, 2008.
10.03	1998 Stock Option Plan	Incorporated by reference to Exhibit 99.3 in the Registrant's Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
10.04	Operating Agreement dated July 18, 2006 for Rich Dad Education, LLC
Incorporated by reference to Exhibit 10.13 in the Form 10-K filed with the SEC in January 15, 2009. (Portions of Exhibit 10.13 have been omitted pursuant to a request for confidential treatment with the SEC).
10.05	Licensing Agreement dated July 18, 2006 between Rich Global, LLC and Rich Dad Education, LLC
Incorporated by reference to Exhibit 10.14 in the Form 10-K filed with the SEC on January 15, 2009. (Portions of Exhibit 10.14 have been omitted pursuant to a request for confidential treatment with the SEC).
10.06	Licensing Agreement dated July 18, 2006 between Tigrent Inc. and Rich Dad Education, LLC
Incorporated by reference to Exhibit 10.15 in the Form 10-K filed with the SEC on January 15, 2009. (Portions of Exhibit 10.15 have been omitted pursuant to a request for confidential treatment with the SEC).

Exhibit No.	Title	Method of filing
10.07	Administrative Services Agreement dated July 18, 2006 between Rich Dad Education, LLC and Tigrent Inc.	Incorporated by reference to Exhibit 10.16 in the Form 10-K filed with the SEC on January 15, 2009. (Portions of Exhibit 10.16 have been omitted pursuant to a request for confidential treatment with the SEC).
10.08	Amendment dated May 2, 2007 to the License Agreement between Tigrent Inc. and Rich Dad Education, LLC	Incorporated by reference to Exhibit 10.17 in the Form 10-K filed with the SEC on January 15, 2009.
10.09	Referral Service Agreement dated June 30, 2003 between Whitney Education Group, Inc., and Gulfstream Development Group, LLC	Incorporated by reference to Exhibit 10.14 in the Form 10-K/A for the year ended December 31, 2006, filed with the SEC in January 15, 2009.
10.10	Stockholders Agreement dated as of December 12, 2005 among the Company, Prides Capital Fund I, L.P., acting through Prides Capital Partners, LLC, EduTrades, Inc. and Russell A. Whitney	Incorporated by reference to Exhibit 10.02, 10.03 and 10.04 of the Registrant's Registration Statement on Form S-1 filed with the SEC on January 11, 2006.
10.11	Warrant Agreement—Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant's Registration Statement on Form S-1 filed with the SEC on January 11, 2006.
10.12	Settlement Memorandum dated September 13, 2009 between Whitney Information Network, Inc., WIN CRII Trust, Russell A. Whitney, M. Barry Strudwick, Susan Weiss and Carl Weiss	Incorporated by reference to Exhibit 10.01 in the Form 10Q filed with the SEC on November 13, 2009.
10.13	Tigrent Inc 2009 Incentive Plan	Incorporated by reference to Appendix A in the definitive proxy statement filed with the SEC July 24, 2009.
14.01	Code of Conduct	Incorporated by reference to Exhibit 14.01 in the Form 10-K filed with the SEC in January 15, 2009.
21.01	List of Subsidiaries	Filed herewith.
31.01	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.02	Section 302 Certification by the Chief Financial Officer	Filed herewith.
32.01	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.02	Section 906 Certification of the Chief Financial Officer	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGRENT INC.
Dated: April 15, 2010	By:	/s/ STEVEN C. BARRE Steven C. Barre Interim Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ STEVEN C. BARRE Steven C. Barre	Interim Chief Executive Officer and Director	April 15, 2010
/s/ ANNE M. DONOHO Anne M. Donoho	Chief Financial Officer	April 15, 2010
/s/ MURRAY A. INDICK Murray A. Indick	Chairman of the Board of Directors	April 15, 2010
/s/ J. HUNTER BROWN J. Hunter Brown	Director	April 15, 2010
/s/ JASON HAMMERMAN Jason Hammerman	Director	April 15, 2010