Form 10-Q
period 2010-03-31
TIGRENT INC
filed 2010-05-21
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 11,738,587 shares of common stock outstanding as of May 19, 2010.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TIGRENT INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(in thousands)

	March 31	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,424	$10,764
Restricted cash	12,904	12,725
Deferred course expenses, current portion	15,183	15,368
Prepaid expenses and other current assets	1,810	2,410
Inventory	393	506

Total current assets	40,714	41,773

Notes receivable, net of current portion	6,581	6,636
Property and equipment, net	3,266	3,396
Investments in real estate	2,240	2,377
Other assets	268	237

Total assets	$53,069	$54,419

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,367	$3,741
Income taxes payable	2,392	1,450
Accrued course expenses	1,632	1,341
Other accrued expenses	5,387	4,831
Accrued salaries, wages and benefits	936	542
Long-term debt, current portion	847	854
Deferred revenue, current portion	79,178	81,404

Total current liabilities	94,739	94,163

Long-term debt, net of current portion	4,460	4,667
Other long term liabilities	679	531

Total liabilities	99,878	99,361

Commitments and contingencies

Tigrent’s stockholders’ deficit:
Preferred stock	—	—
Common stock	2,591	2,591
Paid-in capital	2,584	2,584
Cumulative foreign currency translation adjustment	205	21
Accumulated deficit	(49,964)	(48,872)

Total Tigrent’s stockholders’ deficit	(44,584)	(43,676)
Noncontrolling interest	(2,225)	(1,266)
Total stockholders’ deficit	(46,809)	(44,942)
Total liabilities and stockholders’ deficit	$53,069	$54,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2010	2009

Revenue	$29,605	$32,462

Direct course expenses	14,494	17,145
Advertising and sales expenses	9,793	11,376
General and administrative expenses	5,320	7,208
Impairment of investments in real estate	221	—
Severance expense	745	—

Loss from operations	(968)	(3,267)

Other income, net	40	97

Loss before income taxes	(928)	(3,170)

Provision for income taxes	(1,094)	(93)

Net loss	(2,022)	(3,263)

Net loss attributable to the noncontrolling interest	(930)	(4,138)

Net (loss) income attributable to Tigrent Inc.	$(1,092)	$875

Basic and diluted net (loss) income per share attributable to Tigrent Inc. common stockholders	$(0.09)	$0.07

Basic and diluted weighted average shares outstanding	11,739	11,739

Comprehensive loss income:
Net loss	$(2,022)	$(3,263)
Foreign currency translation adjustments	155	261
Comprehensive loss	(1,867)	(3,002)
Comprehensive loss attributable to noncontrolling interest	(959)	(4,062)
Comprehensive (loss) income attributable to Tigrent Inc.	$(908)	$1,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,022)	$(3,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	274
Impairment of investments in real estate	221	—
Share-based compensation expense	—	20
Equity loss from investments in real estate	30	45
Changes in operating assets and liabilities:
Restricted cash	(179)	(1,355)
Deferred course expenses	144	(1,528)
Inventory	113	81
Other assets	10	(22)
Prepaid expenses and other current assets	610	855
Accounts payable	626	(111)
Income taxes payable	942	(145)
Deferred revenue	(2,082)	5,983
Accrued course expenses	291	(158)
Accrued salaries, wages and benefits	394	(250)
Other accrued expenses	597	(114)
Other liabilities	(37)	(51)
Net cash (used for) provided by operating activities	(132)	261

Cash flows from investing activities:
Purchases of property and equipment	(80)	—
Proceeds from repayment of notes receivable	45	52
Investments in and advances to investments in real estate	(114)	(133)
Proceeds from sales of assets	—	3,748
Net cash (used for) provided by investing activities	(149)	3,667

Cash flows from financing activities:
Payments on secured and unsecured debt	(214)	(24)
Net cash used for financing activities	(214)	(24)

Effect of foreign currency exchange rates on cash and cash equivalents	155	261

Net (decrease) increase in cash and cash equivalents	(340)	4,165
Cash and cash equivalents at beginning of period	10,764	23,594
Cash and cash equivalents at end of period	$10,424	$27,759

Supplemental non-cash disclosures:
Cash paid for:
Interest	$107	$52
Income taxes	$156	$235

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for its year ended December 31, 2009 (“2009 Annual Report”) as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.

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

The results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.

Certain reclassifications have been made in the 2009 Condensed Consolidated Financial Statements to conform to the 2010 presentation.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 - Significant Accounting Policies and Related Information of its audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the 2009 Annual Report. These accounting policies have not changed significantly.

At and for the quarter ended March 31, 2010, we had a consolidated shareholders’ deficit of $46.8 million and a negative cash flow of $0.3 million. Management has evaluated whether we have sufficient liquidity to fund our working capital needs through December 31, 2010, and the financial statements have been prepared in contemplation of management’s plan for 2010 which presents a viable operational and financial structure. In its analysis, management analyzed projected sales and expenses as they compared to historical trends and recent performance. In addition, management included a potential negative factor in the event that economic conditions continued to deteriorate. We believe our business expenses to be scalable to the relative size of our revenues and we continue to control costs through reductions in staff and various cost-cutting measures (these include  facilities consolidation and renegotiations with our vendors, including our information technology and media vendors) to align the size of our Company with projected revenue. Additional cash flow may be received upon our continued efforts to sell our non-core assets.

In addition, the Letter of Intent (“Letter Agreement”) dated March 16, 2010 with the Rich Dad Parties, as discussed in Note 13— Contingencies, includes terms favorable to our cost structure and should assist us in our effort to minimize our negative cash flow from operations. Based on this analysis, management has concluded that our Company should have sufficient cash to meet its obligations during 2010.

It is possible that the actual results of management’s plans could be materially worse than anticipated, or that one or more of management’s significant judgments or estimates concerning the risks and uncertainties affecting us could prove to be materially incorrect. We are currently negotiating the definitive agreement with the Rich Dad Parties, however, there can be no assurances that we will finalize this agreement. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets nor relating to the amounts and classification of liabilities that may be necessary if we are presented with unforeseen material adverse events.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB ratified EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”). This guidance applies to multiple-deliverable arrangements that are currently within the scope of ASC 605-25, Revenue Recognition, (formerly EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”)). This guidance modifies the separation criteria of EITF No. 00-21 by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria: (i) the delivered items have value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in control of the vendor. This guidance eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables as follows: (i) vendor-specific objective evidence (“VSOE”) of the selling price; (ii) third-party evidence (“TPE”) of the selling price—prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; or (iii) best estimate of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently assessing the impact of this guidance on its consolidated financial position, results of operations or cash flows.

Note 3 — Notes Receivable

Notes receivable consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida.	$6,654	$6,681
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader™ software revenue. Payable in 36 equal monthly installments through September 2011.	163	181
Total of notes receivable	6,817	6,862
Less: current portion (included in Other current assets)	(236)	(226)
Notes receivable, net of current portion	6,581	$6,636

Note 4—Impairment of Assets

We performed impairment testing of our long-lived assets in accordance with the applicable accounting literature. The Company tests for impairment annually or when events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company used Level 3 inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities to measure estimated fair market values. In estimating fair market values, the Company used market indicators such as appraisals, recent market activity and other related information.

As of March 31, 2010, we recorded $0.2 million in impairment charges related to our investment in Tranquility Bay, as the carrying value of the property continues to erode and exceeded the expected sales price.

Note 5— Certain Relationships and Related Transactions

Costa Rica

As of March 31, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively. We have a 67.5% ownership interest in the entities totaling $1.4 million, which is included in Investments in real estate. The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting. For the quarters ended March 31, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $30,000 and 45,000, respectively.

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

Note 6 — Income Taxes

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

During the three months ended March 31, 2010 and 2009, the Company recorded a net income tax expense of $1.1 million and $0.1 million, respectively. The increase in 2010 is primarily due to the utilization of available net operating loss carry forwards and alternative minimum tax credits in the first quarter of 2009, which were not available in 2010. The Company also recorded state income tax expense related to jurisdictions where we did not have net operating losses to offset taxable income.

The Company’s net deferred tax asset balances as of March 31, 2010 and March 31, 2009 were comprised primarily of deferred revenue offset by deferred expenses, and foreign net operating losses, and were both reduced by a full valuation allowance.

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

Note 7 — Restructuring of Operations

During the first quarter of 2010, in an effort to streamline operations, the Company restructured certain areas of its operations, and terminated approximately 56 employees across all locations, which constituted approximately 16% of its total workforce. As a result of this restructuring, the Company recorded a severance charge of approximately $0.7 million related to severance and benefits to be paid to the terminated employees. During the first quarter of 2010, the Company paid approximately $0.2 million of these charges, and has a liability of approximately $0.5 million included in Accrued salaries, wages and benefits in its Consolidated Balance Sheet at March 31, 2010 for the remainder of these payments, to be made through 2010 and the first quarter of 2011.

Note 8 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009

Note payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate. $2.6 million due at maturity (April 2016) and is unsecured (a)	$2,867	$2,878
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $2.3 million in September 2009. Principal and interest payable quarterly at a 6.00% interest rate beginning in 2010. Maturity in October 2012 and are to be secured by interests in MDM and Tranquility Bay (b)	2,108	2,300
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $0.3 million in September 2009. Interest payable quarterly at an 8.00% interest rate beginning in 2010. Principal and interest payable quarterly beginning in 2013. Maturity in January 2014 and are to be secured by interests in MDM and Tranquility Bay.(b)	300	300
Other installment notes payable for equipment financing at weighted average interest rates of 9.7% at both March 31, 2010 and December 31, 2009.	32	43
Total long-term debt	5,307	5,521
Less: current portion (included in Other current liabilities)	(847)	(854)
Long-term debt, net of current portion	$4,460	$4,667

(a) In the event that the note receivable collateralized by the land and building in Central Florida is repaid by the original debtor, the Company is obligated to satisfy this note.

(b) As of March 31, 2010, the carrying values of MDM/MTO and Tranquility Bay are $1.4 million and $0.8 million, respectively. See Note 13 — Contingencies - Litigation for further discussion of MDM, Tranquility Bay and litigation involving M. Barry Strudwick and Susan Weiss.

Note 9 — Net Income (Loss) per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and restricted performance shares, as appropriate. As of March 31, 2010 and December 31, 2009, in accordance with the treasury stock method, there were no dilutive effects of the outstanding stock options or warrants. There were 166,350 stock options and 41,667 warrants to purchase common stock outstanding and 600,000 restricted performance shares granted as of March 31, 2010, and 476,400 stock options and 890,719 warrants to purchase common stock as of March 31, 2009. See Note10 — Stock Options and Restricted Performance Shares for further discussion of stock options and restricted performance shares.

Note 10 — Stock Options and Restricted Performance Shares

2009 Incentive Plan

Our 2009 Incentive Plan (“Incentive Plan”), which was approved by our shareholders on September 2, 2009, provides for the issuance of up to 1.3 million shares of our common stock. The Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, directors, management and consultants are eligible to receive awards. The purpose of the Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement (“Agreement”) with our former Chief Executive Officer, providing for the issuance of 600,000 restricted shares of the Company’s Common Stock, which vest in accordance with certain market and service conditions. Effective March 16, 2010, our Chief Executive Officer was no longer with the Company, and will forfeit these shares if certain performance targets are not met within 90 days of his departure.

1998 Stock Option Plan

Our 1998 Stock Option Plan (“1998 Plan”) provided for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. The 1998 Plan expired on August 30, 2008, but options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested. Employees, directors and consultants were eligible to receive awards under the 1998 Plan. The exercise price of a stock option grant under the 1998 Plan was not less than the average market price of our stock on the date of the grant and no options had a term of more than ten years. Options granted under the 1998 Plan typically vest as follows: 25% of the options vest on the grant date, an additional 25% vests on the first anniversary of the grant date, another 25% vests on the second anniversary of the grant date, and 100% of the shares vest on the third anniversary of the grant date, although the Compensation Committee had discretion to approve a different vesting period. All options expire ten years from the date of grant.

Compensation Expense and Related Valuation Techniques

The Company calculates share-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), (formerly SFAS No. 123 (revised 2004), Share-Based Payment ). In accordance with ASC 718, we record compensation expense for all share-based payment awards made to employees and directors under the Company’s 1998 Plan and the Company’s Incentive Plan based on estimated fair value at the date of grant. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing valuation model. The value of the portion of the awards that is ultimately expected to vest is recognized as an expense over the requisite service periods. Under ASC 718, the Company determined the estimated value of stock option awards under the 1998 Plan using the Black-Scholes valuation model and restricted performance shares under the Incentive Plan using a Barrier valuation model to estimate the fair value of the restricted stock and a Lattice valuation model to calculate the derived service period. ASC 718 requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to stock option compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes share-based compensation expense on a straight-line basis. There were no stock options or other share based compensation granted during the quarter ended March 31, 2010.

Note 11 — Stockholders’ Deficit, Noncontrolling Interest and Pro Forma Information

The following reflects the equity activity, including our noncontrolling interest, for the period ended March 31, 2010 (in thousands):

	Tigrent Inc.
			Cumulative
			foreign
	Common	Additional	currency		Non-	Total
	stock	paid-in	translation	Accumulated	controlling	stockholders’
	amount	capital	adjustment	deficit	interest	deficit
Balance at December 31, 2009	2,591	2,584	21	(48,872)	(1,266)	(44,942)
Distribution to Rich Global, LLC	—	—	—	—	—	—
Stock option compensation expense	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	184	—	(29)	155
Net income	—	—	—	(1,092)	(930)	(2,022)
Balance at March 31, 2010	2,591	2,584	205	(49,964)	(2,225)	(46,809)

Note 12 — Segment Information

The Company operates primarily in two business segments, Proprietary brands and Rich Dad ™ Education. Our revenue is generated through the sale of real estate and financial instruments training courses, programs and products and is categorized into segments depending on the channel under which the customer was acquired. Operating results for the reportable segments are evaluated regularly by executive management.

Our segment revenue and gross profit are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Segment revenue:
Proprietary Brands:
Real estate training	$2,052	$4,697
Financial instruments training	772	3,140
Sub-total	2,824	7,837
Rich Dad™ Education:
Real estate training	21,158	21,700
Financial instruments training	5,623	2,925
Sub-total	26,781	24,625
Total consolidated revenue	$29,605	$32,462

	Three months ended March 31,
	2010	2009
Segment gross profit (1):
Proprietary Brands:
Real estate training	$793	$3,274
Financial instruments training	320	1,638
Sub-total	1,113	4,912
Rich Dad™ Education:
Real estate training	10,875	9,750
Financial instruments training	3,123	655
Sub-total	13,998	10,405
Total consolidated gross profit	$15,111	$15,317

(1) Segment gross profit is calculated as revenue less direct course expenses and is impacted by intersegment fulfillment charges.

	March 31,	December 31,
	2010	2009
Segment identifiable assets:
Proprietary Brands:
Real estate training	$2,547	$2,880
Financial instruments training	682	754
Sub-total	3,229	3,634
Rich Dad™ Education:
Real estate training	28,163	26,954
Financial instruments training	4,543	4,482
Sub-total	32,706	31,436
Corporate	17,134	19,349
Total consolidated identifiable assets	$53,069	$54,419

For the quarter ended March 31, 2010, 84.5% of our revenue was generated domestically and 15.5% was generated internationally. For the quarter ended March 31, 2009, 87.5% of our revenue was generated domestically and 12.5% was generated internationally.

Note 13 — Contingencies

Litigation

On November 14, 2006, the Company was notified by the SEC that it is conducting a formal, nonpublic investigation to determine whether the Company complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market training programs, and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation.

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

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf and David Gengler, two former independent contractors, with one count of conspiracy to commit mail fraud and wire fraud. Woolf and Gengler were alleged in the indictment to have been independent contractors of the Company’s EduTrades, Inc. subsidiary at the time of their alleged criminal activities. The defendants are no longer independent contractors for the Company or any of its subsidiaries. On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for EduTrades, Inc. On April 13, 2009, a trial was commenced on the criminal charges in the U.S. District Court in Alexandria, Virginia (“Virginia Court”). On May 7,

2009, the jury returned a guilty verdict as to both Woolf and Gengler. On June 11, 2009, Woolf and Gengler filed a joint motion for a judgment of acquittal or in the alternative for a new trial (“Motion for Judgment of Acquittal”). On October 23, 2009, the Court issued its Order and Memorandum Opinion granting the Motion for Judgment of Acquittal on the basis of insufficient evidence to prove that Woolf or Gengler devised or knowingly participated in a scheme to defraud as alleged in the indictment and dismissing the indictment of Woolf and Gengler and finding that should the Court’s judgment of acquittal be reversed or vacated the interests of justice require a new trial.  On November 23, 2009 the United States filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit to attempt to reverse the district court’s order on October 23, 2009, which granted defendants’ joint motion for judgment of acquittal; dismissed the indictment; and conditionally granted defendants a new trial if the judgment of acquittal is later vacated or reversed.

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and the Company received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada on behalf of all persons who are alleged to have made various real estate investments at the alleged inducement of, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or the Company and/or Jean Lafrenière. The complaint filed in Superior Court for the Province of Quebec, District of Hull (Canada) (“Canadian Court”), seeks repayment of $39,235 to the petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief. On October 19-20, 2009 the Company argued its motions to dismiss for lack of jurisdiction and challenging the authorization of the class claims against Whitney Information Network (“WIN”). On November 3, 2009 the Canadian Court denied our motion for lack of jurisdiction.  Arguments for our motion challenging authorization of the class claims have been rescheduled for June 21-23, 2010.  We will vigorously defend against the claims made in this lawsuit.

On March 8, 2007, the Company was served a shareholder derivative complaint styled Robert Ghosio, Jr. on behalf of nominal defendant Tigrent Inc., formerly known as Whitney Information Network, Inc. v. Russell A. Whitney, Nicholas S. Maturo, Frederick A. Cardin, Chester P. Schwartz, Ronald S. Simon and Whitney Information Network, Inc., filed in the United States District Court for the Middle District of Florida (the “Florida Court”). The complaint alleges that the named defendants breached certain fiduciary duties and violated certain securities laws. On December 4, 2008, Robert Ghosio, Jr., on behalf of nominal defendant Tigrent Inc., formerly known as Whitney Information Network, Inc., filed an amended derivative lawsuit in the Florida Court alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Ghosio sought damages, injunctive relief, attorney costs and fees and any other relief deemed appropriate by the Florida Court. On February 4, 2010, the Plaintiff filed a Notice of Voluntary Dismissal Without Prejudice. On February 5, 2010, the court issued an order dismissing the case without prejudice.

The Company, certain of its subsidiaries, and certain of its former officers and directors (“Company Defendants”) are involved in litigation arising out of the Company’s past business activities with Gulfstream Development Group, LLC (“Gulfstream”). The plaintiffs in each of these cases seek to hold the Company Defendants liable for losses the plaintiffs are alleged to have suffered as a result of the plaintiffs’ business dealings with Gulfstream.  In June 2003, the Company entered into an agreement with Gulfstream in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses. Customers were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer.  Gulfstream constructed homes on lots owned by our customers.  Under the Referral Services Agreement with Gulfstream, Gulfstream compensated the Company for each customer that closed on a home built by Gulfstream.  Our relationship with Gulfstream was terminated in 2008. The actions related to Gulfstream include:

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

On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against the Company in the Lee County Court for $1.4 million for funds allegedly owed to him due to the improper termination of his employment agreement. On January 11, 2010, the Court denied Mr. Simon’s Motion for Summary Judgment. The lawsuit is currently in the discovery phase. We will vigorously defend against the claims made in this lawsuit.

On April 13, 2009, the Company and two of its subsidiaries, WEG and WIA, were served with a complaint filed by Learning Annex Holdings, LLC and Learning Annex, LLC (collectively “Learning Annex”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, misappropriation of business opportunity, breach of fiduciary duty, breach of covenant to negotiate in good faith, constructive trust, breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, equitable estoppel, unjust enrichment, quantum meruit, and fraud arising out of an alleged agreement to form a business relationship. On April 20, 2009, RDE was served with the complaint. The case was removed to the United States District Court for the Southern District of New York on May 8, 2009. We filed an answer and affirmative defenses to the complaint on June 12, 2009.  The case is currently in the discovery stage.  The court has ordered a settlement conference between the parties for May 24, 2010.  The Company intends to vigorously defend itself against the claims made in the lawsuit.

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

On March 16, 2010, we entered into a Letter Agreement with Rich Global and Rich Dad Operating Company, LLC (“RDO”) RDO to amend and restructure the agreements pursuant to which we license and operate the Rich Dad brand. The license agreement provides that the Company must establish a reserve account to be funded over time, with an amount equal to 30% of the Company’s deferred revenues for the purpose of ensuring that the Company can fulfill its contractual commitments to the Company’s students.   Until the reserve account has been fully funded, the Company will pay to RDO a current royalty of 3% of gross revenue net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement and a fulfillment royalty of 5% of gross revenue into the reserve account.

The restructuring agreement will include the issuance of 9.9% of the Company’s outstanding common stock to Rich Global and the redemption of Rich Global’s 49% interest in RDE.  The Company and Rich Global have agreed to transfer all of the RDE assets, except the database of customer names and customer leads, to the Company, resulting in full ownership by the Company of the business previously conducted by RDE, to dissolve RDE and terminate the license and administrative services agreements associated with RDE.  The Company will have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students.  The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company  from specific claims that it made against the Company and RDE in connection with its letter dated March 27, 2009 alleging certain defaults. Among other things, the restructuring agreement contemplates enhanced cooperation in advertising, marketing, and educational programs through a customer contract and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

On July 9, 2009 The Company and its subsidiary, WEG, received a summons and complaint filed by and on behalf of Rothstein Rosenfeldt Adler, P.A. (“RRA”) in the Circuit Court in and for Broward County, Florida. The suit alleges damages totaling $348,000 for unpaid legal invoices. The Company intends to vigorously defend against the claims made in the lawsuit.  On November 6, 2009, the Company filed a counterclaim against RRA alleging legal malpractice with respect to the filing of lawsuits by RRA against Susan Weiss and M. Barry Strudwick that were the subject of the settlement entered into on September 13, 2009.  The counterclaim seeks unspecified damages in excess of $3.8 million dollars.  In November of 2009, a forfeiture action was filed against RRA founder Scott Rothstein (“Rothstein”) in connection with allegations against Rothstein and RRA pertaining to a Ponzi scheme involving the sale of structured settlements.  On November 10, 2009, four creditors filed an involuntary petition under Chapter 11 of the Bankruptcy Code against RRA.  On December 2, 2009, Carolina Casualty Insurance Company (“Carolina Casualty”) filed a Complaint for Rescission against RRA related to RRA’s involuntary bankruptcy seeking a declaratory judgment rescinding two lawyer’s professional liability policies that Carolina Casualty issued to RRA for the policy periods 2008-09 and 2009-10 (the “Rescission Action”).  In the Rescission Action, Carolina Casualty seeks declarations rescinding the two lawyer professional liability policies and holding that coverage is precluded for all claims and suits reported under those policies based upon alleged misrepresentations in the applications RRA submitted in support of the renewal of the policies.  The Company filed a motion to intervene in the Rescission Action on the basis that the Company had a stake in the outcome of the Rescission Action.  On March, 26, 2010, a hearing on our Motion to Intervene was held and we are awaiting a ruling from the Court.

On or about October 6, 2009, the Company and two of its subsidiaries, EduTrades and WIA, received a complaint filed in the United States District Court for the Southern District of Florida by Eric Springer and Maurice J. Seghers, Jr., on behalf of themselves and all persons who purchased investor-education products sold under the Teach Me To Trade (“TMTT”) brand.  Two former independent contractors, Linda Woolf and David Gengler, along with their companies, Hands on Capital, Inc., and Lashaico, Inc., are additional defendants to the lawsuit.  The complaint alleges, among other things, Fraud, Negligent Misrepresentation, Civil Conspiracy, and Deceptive and Unfair Trade Practices arising out of the Company’s business relationship with and use of Linda Woolf and David Gengler as trainers for the TMTT brand.  Plaintiffs seek for themselves and others similarly situated a refund of all amounts spent on TMTT products and services, unspecified compensatory damages, costs, an award of attorney’s fees, and unspecified legal and equitable relief.  The complaint relies on the findings from the verdict in the Woolf and Gengler criminal trial.  As has been previously reported, the verdict in the Woolf and Gengler criminal trial was vacated on October 23, 2009 by way of an Order granting Woolf and Gengler’s Motion for Judgment of Acquittal.  On October 30, 2009 the Company and its subsidiaries accepted service of the complaint.  We filed a motion for stay on November 19, 2009.  On November 20, 2009 the court issued an order granting a stay in the case through January 29, 2010.  The court later extended the stay through and including April 30, 2010 and at present through and including July 31, 2010.  The Company intends to vigorously defend itself against the claims made in the lawsuit.

On January 29, 2010, the Company was served with a complaint on behalf of itself and its wholly-owned subsidiaries, Tigrent Group Inc. (formerly Whitney Education Group, Inc.) and Tigrent Learning Inc. (formerly Wealth Intelligence Academy, Inc.).  The complaint is styled Thomas L. Altimas, et al. v. Russell Whitney, individually, and Whitney Information Network, Inc , Whitney Education Group, Inc. and Wealth Intelligence Academy, Inc., et al. and was filed in the United States

District Court for the Middle District of Florida (“Middle District Court”) in September 2009.  The complaint alleges that the Company, its named subsidiaries, Russell Whitney, and other defendants not associated with the Company participated in a scheme to defraud the plaintiffs through the sale of real estate in southwest Florida during the estimated period of 2002 to 2007.  The complaint includes claims of breach of fiduciary duty, constructive fraud, violation of Florida Deceptive and Unfair Trade Practices Act, fraud in the inducement, civil conspiracy, Florida RICO, federal RICO, and other violations. The plaintiffs seek unspecified monetary damages, including punitive damages, treble damages, interest, a refund of the purchase price of the properties sold to the plaintiffs, costs, attorney’s fees and unspecified equitable relief.  On March 15, 2010, the Company filed an answer and affirmative defenses.  The case is currently in the discovery stage.  The Company intends to vigorously defend itself against the claims made in the lawsuit.

On March 11, 2010, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about our courses and seminars offered in Florida, including those offered under the Rich Dad brand.  On April 15, 2010, the Company produced documents responsive to the subpoena.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2010, (“Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report reflect the beliefs of our management on the date of this Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

In July 2006, we created Rich Dad Education, LLC (“RDE”) with Rich Global, LLC (“Rich Global”). This entity has provided basic training courses under the Rich Dad™ Education brand that focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad . The Rich Dad Poor Dad book series is published in 51 languages, is available in 106 countries, and has sold over 28 million copies worldwide.

We currently have three Rich Dad™ Education offerings, including:

•     Rich Dad™ Learn to be Rich —focuses on real estate training,

•     Rich Dad™ Stock Success —concentrates on financial instruments training, and

•     Launch Your Business —provides entrepreneurship training.

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

For the quarter ended March 31, 2010, Rich Dad™ Education represented approximately 91% and our Proprietary brands represented approximately 9% of our revenue. Our international business, which includes both Rich Dad™ Education and Proprietary brands, was approximately 16% of our total revenue.

On June 25, 2009, our Board of Directors approved an amendment of the Company’s Articles of Incorporation to change the Company’s name from “Whitney Information Network, Inc.” to “Tigrent Inc.” On September 2, 2009, our shareholders approved the corporate name change.

On March 16, 2010, the Company entered into a Letter Agreement with Rich Global and Rich Dad Operating Company, LLC (“RDO”) (collectively, Rich Global and RDO are sometimes referred to as the “Rich Dad Parties”) to amend and restructure the agreements pursuant to which the Company licenses and operates under the Rich Dad brand. The new licensing agreement gives us the right to sell Rich Dad products and training courses in live seminars in the United States, Canada and the United Kingdom for a term of approximately five years, i.e. until December 31, 2014. More details about the restructuring and the proposed terms of the license agreements are in “Licensing Agreements with the Rich Dad Parties”.

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

Intellectual Property

We regard our training materials and products, trademarks, service marks, trade names, copyrights and patents as proprietary. As such, we primarily rely on federal statutory and common law protections to uphold our interests in these materials. We market various courses and training programs under the Rich Dad brand, as licensee, as well as our Proprietary brands, as described below under “Training Programs”. While several of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements as well as other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Licensing Agreements with the Rich Dad Parties

Effective July 18, 2006, we entered into a limited liability company agreement with Rich Global to promote the financial philosophy espoused by Robert Kiyosaki in his book, Rich Dad Poor Dad. Under this agreement, we established RDE, 51% of which was owned by us, and the remaining 49% by Rich Global. Pursuant to a license agreement dated July 6, 2006 (“Rich Dad License”), Rich Global granted RDE a license to use the Rich Dad trademarks, trade names and other business information in seminars that it conducts in the United States, Canada and the United Kingdom.

The Company and the Rich Dad Parties have agreed to enter into (i) a new license agreement for the Rich Dad brand, (ii) a cooperative marketing agreement that contemplates the development and implementation of improved customer contact management strategies and (iii) a termination and settlement agreement related to the Company’s previous licensing agreement for the Rich Dad brand.

On March 16, 2010, the Company entered into a Letter Agreement with the “Rich Dad Parties” to restructure the agreements under which the Company licenses and operates under the Rich Dad brand. Under the terms of the Letter Agreement, the Company and RDO have agreed to enter into a new license agreement for the Rich Dad brand for a term of approximately five years, i.e., until December 31, 2014. Rich Global will be a consenting party to the license agreement with respect to the use of its database. The license agreement gives the Company the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The license agreement provides that the Company must establish a reserve account in an amount equal to 30% of the Company’s deferred revenues during the term of the license agreement. The purpose of the reserve account is to ensure that the Company can fulfill its contractual commitments to the customers who purchased the Rich Dad courses. Until the reserve account has been fully funded, the Company will pay to

RDO a current royalty (“current royalty”) of 3% of gross revenue and 5% of gross revenues (“fulfillment royalty”) into the reserve account. Gross revenues are gross revenues, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement.

The reserve account will be funded with fulfillment royalty payments and any funds received from the renegotiation of a letter agreement with RDO’s licensed third party coaching services provider. The Company’s merchant deposit reserve funds will also be credited to the reserve account. In addition, the Company will pay into the reserve account on a monthly basis the amount by which the average cash balance of all unrestricted funds in Tigrent’s accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from RDE made available to Tigrent) exceeds $6 million. After the reserve account has been fully funded, the Company will pay to RDO royalty payments equal to 10% of the gross revenue in lieu of paying the current royalty to RDO and the fulfillment royalty into the reserve account. If the amount in the reserve account exceeds the reserve goal, the excess funds will be withdrawn from the reserve account and shall be first applied to the deferred fulfillment royalties that are due to RDO and second to the Company for actual expenses related to fulfillment of student agreements.

The license agreement will contain covenants relating to performance standards and cash operating profits. The Company is limited from making any capital expenditures with any businesses other than the Rich Dad Education Business which exceed $500,000 per year without obtaining written approval from RDO. The Company must also consult with RDO prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officers who reports directly to the Chief Executive Officer. RDO will have the right to allow one (1) representative to observe all meetings of the Company’s Board of Directors in a non-voting capacity.

The restructuring agreements will include the issuance of 9.9% of the Company’s outstanding common stock to Rich Global and the redemption of Rich Global’s 49% interest in RDE, the limited liability company that was formed to operate the Rich Dad business. The Company’s common stock issued to Rich Global will be subject to a shareholder agreement with the Company, which will give Rich Global demand and piggyback registration rights after January 1, 2011. The Company and Rich Global have agreed to transfer the RDE assets to the Company, except the data base of customer names and customer leads, resulting in full ownership by the Company of the business previously conducted by RDE and to dissolve RDE, and terminate the license and administrative services agreements associated with RDE. The Company will have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company from specific claims that it made against the Company and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Letter Agreement also proposes enhanced cooperation in advertising, marketing, and educational programs between the Company, RDO and Professional Education Institute (“PEI”) (PEI is a licensed provider of coaching services), through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

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

Marketing

We acquire our customers through direct marketing activities, including television infomercials, radio advertising, direct mail, newspaper advertising, email marketing, search engine optimization and marketing, internet-based banner ads and contextual and behavioral targeting digital delivery. Potential customers are invited to attend free preview two-hour workshops in their local areas, during which we offer follow-up three day basic training courses. Customers enroll and attend the basic training courses and receive the reference materials that are designed to accompany the training, which is usually held over the weekend within two or three weeks of the initial free preview workshop. In 2010, approximately 18.7% of the attendees at the preview workshops enrolled in the basic training courses.

At the basic training courses, customers are taught the fundamentals of course topics and are encouraged to enroll in advanced, detailed courses covering specific topics within the training segment. Our basic and advanced trainings are described below in “Training Programs.”

Training Programs

Each month, we offer over 200 courses throughout our geographic markets. For the quarter ended March 31, 2010, basic training courses accounted for 10.9% of worldwide revenue and advanced training courses accounted for 63.1% of our worldwide revenue. The remaining 26.0% of revenue came from coaching and our other training services, products, and programs.

Basic Training Courses

In the first quarter of 2010, we offered basic training courses under the following marketing programs and brands:

Rich Dad™ Education was created by us in conjunction with Rich Global. The courses are based on the real estate, financial instruments and entrepreneurship teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad . We currently have three Rich Dad™ Education courses, which are Rich Dad™ Learn to be Rich courses focused on real estate investing, Rich Dad™ Stock Success courses focused on financial instruments investing and Launch Your Business focused on entrepreneurship. The courses concentrate on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW® which was developed by Mr. Kiyosaki. These courses are offered in the United States, the United Kingdom and Canada.

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

Advanced Training Courses

Customers who attend our basic training courses may choose to continue with advanced training courses in real estate or financial instruments investing or entrepreneurship skills. The advanced training courses of study under the Tigrent Learning brand (formerly the Wealth Intelligence Academy ® (“WIA”) brand) include:

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

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended March 31,
	2010	2009

Revenue	100.0%	100.0%

Direct course expenses	49.0%	52.8%
Advertising and sales expenses	33.1%	35.0%
General and administrative expenses	18.0%	22.2%
Impairment of assets	0.7%	0.0%
Severance expense	2.5%	0.0%

Loss from operations	-3.3%	-10.1%

Other income, net	0.1%	0.3%

Loss before income taxes	-3.2%	-9.8%

Provision for income taxes	-3.7%	-0.3%

Net loss	-6.9%	-10.1%

Net loss attributable to noncontrolling interest	-3.2%	-12.8%

Net loss attributable to Tigrent	-3.7%	2.7%

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

The table below is a reconciliation of the Company’s net income (loss) to EBITDA and Adjusted EBITDA for the periods set forth below (in millions):

	Three months ended March 31,
	2010	2009

Net earnings (loss)	$(2.0)	$(3.3)
Impairment of assets	0.2	—
Special items	—	0.2
Other income, net	—	(0.1)
Provision (benefit) for income taxes	1.1	0.1
Depreciation and amortization	0.2	0.3
EBITDA	(0.5)	(2.8)

Net change in deferred revenue	(2.1)	6.0
Net change in deferred course costs	0.1	(1.5)
Adjusted EBITDA	$(2.5)	$1.7

Adjusted EBITDA as a percentage of cash received from course and product sales	-9.1%	4.4%

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

	Three months ended March 31,
	2010	2009
Cash received from course and product sales:
Proprietary Brands:
Real estate training	$1.2	$1.0
Financial instruments training	0.4	0.8
Sub-total	1.6	1.8
Rich Dad™ Education:
Real estate training	20.5	30.0
Financial instruments training	5.4	6.7
Sub-total	25.9	36.7
Total consolidated cash received from course and product sales	$27.5	$38.5

(Increase)/decrease in deferred revenue:
Proprietary Brands:
Real estate training	$0.8	$3.7
Financial instruments training	0.4	2.4
Sub-total	1.2	6.1
Rich Dad™ Education:
Real estate training	0.6	(8.3)
Financial instruments training	0.3	(3.8)
Sub-total	0.9	(12.1)
Total consolidated change in deferred revenue	$2.1	$(6.0)

Revenue:
Proprietary Brands:
Real estate training	$2.0	$4.7
Financial instruments training	0.8	3.1
Sub-total	2.8	7.8
Rich Dad™ Education:
Real estate training	21.2	21.7
Financial instruments training	5.6	3.0
Sub-total	26.8	24.7
Total consolidated revenue	$29.6	$32.5

Business segments

We operate in two business segments: Proprietary brands and Rich Dad ™ Education .. The contribution of revenue from each segment is as follows:

	Three months ended March 31,
As a percentage of total revenue	2010	2009

Proprietary Brands:
Real estate training	6.8%	14.5%
Financial instruments training	2.7%	9.5%
Sub-total	9.5%	24.0%
Rich Dad™ Education:
Real estate training	71.6%	66.8%
Financial instruments training	18.9%	9.2%
Sub-total	90.5%	76.0%
Total percentage of consolidated revenue	100.0%	100.0%

Proprietary brands

Real estate training

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney ® ‘s Building Wealth ™. We added to our brand portfolio by offering our customers additional real estate training offerings including Teach Me Foreclosure ™ & Real Estate Investing as well as Making Money from Property with Martin Roberts and Women in Wealth™. In 2008, we suspended sales of our Proprietary brands real estate offerings in the U.S. and Canada. We continue to offer Building Wealth ™, Making Money from Property with Martin Roberts and Women in Wealth™ courses in the United Kingdom.

Cash sales increased to $1.2 million in the first quarter of 2010 as compared with cash sales of $1.0 million in the first quarter of 2009, primarily due to increased sales of real estate training in the U.K. Revenue decreased to $2.0 million in the first quarter of 2010 as compared with $4.7 million in the first quarter of 2009, primarily as a result of the suspension of sales of Proprietary brands in the U.S. and Canada and a reduction in revenue recognized from course breakage. Revenue from course breakage decreased to $0.4 million in the first quarter of 2010, as compared with $1.6 million in the first quarter of 2009, a decrease of $1.2 million or 75%.

Financial instruments training

EduTrades ™ , the Proprietary brands financial instruments training division, began operations in July 2002 with the acquisition of Teach Me to Trade ® and began sales in the fourth quarter of 2002. We provide training to avocational investors in financial instruments, such as stocks, options, futures, options on futures and foreign exchange. Our training provides skills and knowledge on trading fundamentals as well as advanced technical analysis to potential investors. We continue to offer Teach Me to Trade ® in the United Kingdom.

Cash sales and revenue decreased to $0.4 million and $0.8 million, respectively, in the first quarter of 2010 compared with cash sales and revenue of $0.8 million and $3.1 million, respectively, in the first quarter of 2009. The decrease in cash sales is primarily due to a reduction in proprietary events. Revenue was impacted by recognition of course breakage, which was $0.1 million in the first quarter of 2010 compared with $1.4 million in the first quarter of 2009, a decrease of $1.3 million.

Rich Dad™ Education

In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad™ Education brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our RDE brands provide investor and entrepreneurship training in the United States, the United Kingdom and Canada.

Real estate training

Cash sales decreased to $20.5 million and revenue decreased to $21.2 million, respectively, in the first quarter of 2010 compared with cash sales and revenue of $30.0 million and $21.7 million, respectively, in the first quarter of 2009.  We believe the decrease in cash sales is primarily attributable to a decrease in consumer spending and tightening credit markets which impacted the housing market and increased the perception of lower profit potential from real estate investments, as well as a decrease in events held in the first quarter of 2010. Revenue remained flat despite the decrease in cash sales, which reflects the use of DVDs and other alternative training fulfillment methods in accordance with customer contractual terms. In an effort to improve our quality of service to our customers and expand our fulfillment capabilities, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers.

In December 2009, we had accumulated the historical data necessary to allow us to record course breakage for Rich Dad real estate training sold in the U.S. In the second and third quarter of 2010 we will have sufficient data to record revenue related to Rich Dad real estate training course breakage for the U.K. and Canada, respectively.

Financial instruments training

Cash sales and revenue in the first quarter of 2010 were $5.4 million and $5.6 million, respectively, compared with $6.7 million and $3.0 million, respectively, in the first quarter of 2009. Revenues in the first quarter of 2010 increased as compared with the first quarter of 2009 primarily due to an increase of DVD shipments of advanced course offerings of $1.3 million in the first quarter of 2010. The decrease in cash sales in the first quarter of 2010 is primarily due to  the decrease in our free preview workshop events, and the impact of the weak economy.

We will not have sufficient historical data necessary to allow us to record course breakage for Rich Dad financial instruments training until fiscal year 2011.

Three Months Ended March 31, 2010, Compared with the Three Months Ended March 31, 2009

Revenue

Revenue for the first quarter of 2010 was $29.6 million, or a decrease of $2.9 million or 8.9%, from $32.5 million for the first quarter of 2009. The decrease in revenue in the first quarter of 2010 as compared with the first quarter of 2009 is due to a decrease in revenues recognized from course breakage of $2.6 million, and the cessation of sales of some of our Proprietary brands, offset by the increase in revenue recognized due to an increase in fulfillment of our Rich Dad brands.

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions):

	Three months ended March 31,		% Change	% of total cash received
	2010	2009	2010 vs 2009	2010	2009
Cash received from course and product sales:
Basic training	$2.9	$4.0	(27.5)%	10.5%	10.4%
Advanced training	20.8	31.0	(32.9)	75.7	80.5
Product sales	2.1	2.9	(27.6)	7.6	7.5
Other	1.7	0.6	183.3	6.2	1.6
Total cash received from course and product sales	27.5	38.5	(28.6)	100.0%	100.0%

Net change in deferred revenue	2.1	(6.0)	(135.0)
Revenue for financial reporting purposes	$29.6	$32.5	(8.9)%

The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Three months ended March 31,		# Change	% Change	% of category
	2010	2009	2010 vs. 2009	2010 vs. 2009	2010	2009
Number of courses
Free preview workshops	755	803	(48)	(6.0)%	69.1%	67.3%
Basic training	143	176	(33)	(18.8)	13.1	14.8
Advanced live training	156	169	(13)	(7.7)	14.3	14.2
Advanced electronic training	39	45	(6)	(13.3)	3.5	3.7
	1,093	1,193	(100)	(8.4)%	100.0%	100.0%

Number of attending customers
Basic Training	5,225	7,235	(2010)	(27.8)%	65.9%	65.1%
Advanced live training	1,950	2,854	(904)	(31.7)	24.6	25.7
Advanced electronic training	754	1,031	(277)	(26.9)	9.5	9.2
	7,929	11,120	(3,191)	(28.7)%	100.0%	100.0%

Average customers per paid course
Basic training	36.5	41.1	(4.6)	(11.2)%
Advanced live training	12.5	16.9	(4.4)	(26.0)%
Average	24.0	29.2	(5.2)	(17.8)%

We had approximately 95,000 total registrants during the quarter ended March 31, 2010, compared with approximately 107,000 total registrants during the quarter ended March 31, 2009, a decrease of 11.2%. Approximately 19.0% of the customers attending the free preview workshops purchased one or more of our basic training courses during the first quarter of 2010 and 2009. For basic training and advanced training, the customer pays the course fee at the time of registering for the program. See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Three months ended March 31,
	2010	2009

Television	0.9%	4.1%
Direct mail	8.8	8.6
Website	21.8	29.4
Newspaper	1.8	3.7
Online advertising	60.1	39.3
Radio	6.6	14.9
Total	100.0%	100.0%

Changes in Deferred Revenue

Deferred revenue decreased by $2.1 million in the first quarter of 2010 as compared to an increase of $6.0 million in the first quarter of 2009. This decrease of the deferred revenue balance is primarily due to the decrease in sales of $11.0 million for the first quarter of 2010 as compared with the first quarter of 2009 and the increase in fulfillment of our Rich Dad courses. We have expanded the options for course fulfillment in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVDs and via the internet, and expanded the number of location options for customers in the United States. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Three months ended March 31,		% Change	Three months ended March 31,
	2010	2009	2010 vs 2009	2010	2009

Product costs	$4.2	$4.9	(14.3)%	14.2%	15.1%
Course events	5.5	5.9	(6.8)	18.6	18.2
Commission, fees and payroll	3.8	5.0	(24.0)	12.8	15.3
Administrative fees and other	1.0	1.3	(23.1)	3.4	4.0
Total	$14.5	$17.1	(15.2)%	49.0%	52.6%

The decrease in direct course expenses for product costs and course events is primarily attributable to the decrease in the number of events held, the decrease in sales of our Proprietary and RDE brands and improved management and negotiation of seminar hotel rentals and travel expenses. The decrease in direct course expenses for commissions, fees and payroll is primarily attributable to the decrease in training events held in the first quarter of 2010 as compared to the first quarter of 2009.

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

The following table presents the expense categories that comprise advertising and sales expenses for the quarters ended March 31, 2010 and 2009, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions):

	Three months ended March 31,
Expense category	2010	2010	2009	2009
Television	$0.2	2.0%	$0.7	6.1%
Direct Mail	0.7	7.1	0.6	5.3
Newspaper	0.3	3.1	0.5	4.4
Internet	3.6	36.7	4.0	35.1
Radio	1.0	10.2	1.7	14.9
Other	—	0.1	0.1	0.9
Total media spending	5.8	59.2	7.6	66.7
Telemarketing/outreach sales commissions	1.0	10.2	1.2	10.5
RDE licensing fees	3.0	30.6	2.6	22.8
Advertising and sales expenses	$9.8	100.0%	$11.4	100.0%

Media spending decreased $1.8 million, or 24% as compared with the first quarter of 2009. As a percent of revenues, media spending in the first quarter of 2010 decreased to 19.6% of revenues as compared to 23.3% of revenues for the same period in the prior year. The decrease in media spending as a percentage of revenue is primarily attributable to decreases in spending for television, newspaper and radio. The $0.4 million decrease in licensing fees in the first quarter of 2010 as compared with the first quarter of 2009, is primarily attributable to a decrease in Rich Dad sales. We continued to redirect our media spending from television to Internet and website advertising during the first quarter of 2010.

Media spending as a percentage of total media spending is presented in the following table:

	Three months ended March 31,
	2010	2009
Television	3.4%	9.2%
Direct Mail	12.1	7.9
Newspaper	5.2	6.6
Internet	62.1	52.6
Radio	17.2	22.4
Other	0.0	1.3
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions) Three months ended March 31,		% Change	% of Revenue Three months ended March 31,
	2010	2009	2010 vs 2009	2010	2009
Office and facility costs	$0.7	$1.0	(30.0)%	2.4%	3.1%
Salaries, wages and benefits	3.4	3.8	(10.5)	11.5	11.7
Legal fees	0.1	0.8	(87.5)	0.3	2.5
Accounting and auditing fees	0.2	0.4	(50.0)	0.7	1.2
Other professional fees	0.3	0.4	(25.0)	1.0	1.2
Other	0.6	0.8	(25.0)	2.0	2.5
Total	$5.3	$7.2	(26.4)%	17.9%	22.2%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to legal, accounting and other professional fees, as well as other decreases in salaries, wages and benefits, office and facility costs related to the Company’s continuing efforts to reduce its costs in relation to current business conditions.

The decrease in legal fees for the first quarter of 2010 compared with the first quarter of 2009 includes a decrease of $0.6 million in legal expenses related to ongoing general litigation. The decrease in accounting and auditing fees for the first quarter of 2010 compared with the same period of 2009 is primarily attributable to the cessation of the costs associated with restatements.

Impairment of assets

In the first quarter of 2010, we performed impairment testing of our long-lived assets in accordance with the applicable accounting literature. We recorded impairment charges totaling $0.2 million related to our investment in Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), whose value we consider impaired because of liens on the property and deteriorating real estate market conditions in Southwest Florida where the property is located. No impairment of assets was recorded in the first quarter of 2009. See Note 4 — Impairment of Assets for further discussion.

Restructuring costs

We streamlined our operations during the first quarter of 2010 and prepared our internal structure to align with the new licensing agreement with Rich Global that is currently in negotiation. Terms of the proposed new licensing agreement was disclosed in our Form 10-K filed with the SEC on April 15, 2010. In connection with this restructuring, we reduced our workforce by 16%. See Note 7 — Restructuring of Operations for further discussion.

Income tax provision

Net income tax expense was $1.1 million, an increase of $1.0 million, in the first quarter of 2010 compared with the first quarter of 2009. For the first quarter of 2010, there were no federal net operating loss carryforwards or alternative minimum tax credits available for the Company, as they had been fully utilized in the fiscal year ended December 31, 2009. The Company also recorded state income tax expense related to jurisdictions where we did not have net operating losses to offset taxable income.

Known Trends

In general, our financial results for the three months ended March 31, 2010 were adversely affected by the continuing economic recession, the rise in unemployment and the increased cost and decreased availability of consumer credit, particularly in the United States.

We continued to experience a decline in sales of both Proprietary brands and the RDE brands in the first quarter of 2010.  Sales of our Proprietary brands were discontinued in the U.S. and Canada in 2008 and are sold only in the U.K. Sales of RDE brands, which represent the primary focus of our business, have declined for the first three months of 2010 primarily because we have reduced the number of events held by 8% during the quarter ended March 31, 2010 as compared with the quarter ended March 31, 2009.  We decreased the number of events due to the increased costs of attracting our customers and lower event profitability.  The reduction in events and the related decline in marketing spend resulted in a decrease in  registrants for all brands of approximately 11.2%.  Total registrants for the first quarter of 2010 were approximately 95,000 as compared with 107,000 total registrants for the same period in 2009.  The percentage of customers who attended the workshops and purchased our basic training courses was 19% which is flat as compared with the same quarter last year.

We believe that, while there is still consumer interest in our brand offerings, a combination of product fatigue, our price points and the economic environment have significantly impacted our total sales and profitability.  To meet these challenges, we are updating our course offerings and product materials, developing further on-line capabilities and changing our marketing strategy to reduce our saturation in several markets.

Based on the continued trend of lower cash sales, we have taken actions to control costs and improve profitability and cash flows in future periods, including significant reductions in staff, facilities consolidation, IT vendor renegotiations and media vendor fee reductions to align the size of our Company with projected revenue. In addition, the new agreements with Rich Global include terms favorable to our cost structure and should assist in our effort to minimize negative cash flow from operations. However, if our business materially declines or other adverse events occur, there can be no assurances that we will have sufficient liquidity to continue our business operations.

Liquidity and Capital Resources

Our capital requirements consist primarily of working capital and capital expenditures. Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.

The agreement with Rich Global in effect at March 31, 2009, required us to segregate our cash balances between (i) funds received from RDE customers, and (ii) funds received from the sale of our Proprietary brands. Under the agreement, the Company was restricted from using cash generated from the RDE brands to pay for expenses incurred by our Proprietary brands, except for the payment of license and management fees, reimbursement for the fulfillment of advanced courses purchased by RDE customers, and member distributions paid when cash balances exceeded the cost to fulfill outstanding customer contracts in accordance with our agreement with Rich Global.

As of March 31, 2010, total cash, cash equivalents and restricted cash balances were  $23.3 million, of which $16.9 million was attributable to RDE and $6.4 million was related to our Proprietary brands business. As of December 31, 2009, the total cash, cash equivalents and restricted cash balances of $23.5 million included $15.1 million attributable to RDE and $8.4 million related to our Proprietary brands.  The increase in RDE brand cash and decrease in Proprietary brand cash for the first quarter of 2010 is primarily due to the elimination of fulfillment fees paid by RDE to the Proprietary brands for this quarter in contemplation of completion of the new agreement with

Rich Global under which the RDE entity will be a 100% subsidiary of Tigrent and payment of fulfillment fees will no longer occur.  The fulfillment fees for the first quarter of 2010 would have resulted in a transfer of $1.7 million from the RDE brands cash accounts to the Proprietary brands cash accounts.

Our cash equivalents were invested in short-term, liquid, money market funds during the first three months of 2010. Restricted cash balances, consisting primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors, totaled $12.9 million at March 31, 2010 and $12.7 million at December 31, 2009. As of March 31, 2010, the restricted cash balance included $11.5 million attributable to RDE and $1.4 million related to our Proprietary brands. As of December 31, 2009, the restricted cash balance included $10.8 million attributable to RDE and $1.9 million related to our Proprietary brands. Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products. As the Proprietary brand sales have decreased, our credit card vendors have returned funds held as collateral. Conversely, as our Rich Dad brand sales have increased, additional cash has been restricted for use by our credit card vendors.

As a result of the significant deferred revenue balance, our working capital deficit will continue for the foreseeable future. We intend to continue to use working capital for operating purposes. As of March 31, 2010, the portion of our consolidated deferred revenue that is related to our worldwide RDE business was $73.9 million. In the second and third quarter of 2010, we will have sufficient data to recognize breakage for RDE U.K. and Canada, respectively.  If we continue to have a decline in sales due to macroeconomic or other factors, our current tax liability may increase as deferred revenue is recognized into revenue.

Net cash used for operating activities was $0.1 million in the first three months of 2010 compared with an increase in cash generated by operating activities of $0.3 million for the same period in 2009, a decrease of $0.4 million. This change reflects our decline in cash sales, our increased cost of customer acquisition and our increased focus on fulfillment of courses which reduces our deferred revenue liability.

Net cash used for investing activities was $0.1 million in the first three months of 2010 compared with cash provided from investing activities of $3.7 million in the same period in 2009. In the first quarter of 2009, we received proceeds from the sale of our corporate aircraft of $3.7 million.

Net cash used for financing activities was $0.2 million for the first three months of 2010 compared with zero for the same period in 2009.  The cash outlay of $0.2 million in the first quarter of this year represents payment on the note related to the litigation settlement on our investments in properties in Costa Rica.

In connection with the investigations by the SEC, DOJ, and related shareholder and derivative actions, we are continuing to expend financial resources, albeit significantly less than in prior periods. We estimate that through March 31, 2010, we have incurred approximately $13.0 million in professional and external direct costs associated with these matters (under $0.1 million in the three month period ending March 31, 2010). The costs of the investigations and legal proceedings may have a material adverse effect on us. We do not know what the full costs of the investigations or any fines or penalties, if any, will be, nor do we know to what extent our insurance carriers will reimburse us for these expenses. In addition, we continue to expend financial resources for ongoing litigation.

Historically, we have been able to fund our operations primarily using unrestricted cash on hand. If our cash on hand is not sufficient to fund our operations, we may need to obtain external sources of capital. However, the current economic environment and the Company’s financial results and liquidity position may severely limit our ability to obtain external sources of capital, if necessary.

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

The Company has sustained recurring negative cash flows from operations over the past two years. Cash and cash equivalents and restricted cash have declined from $37.1 million at December 31, 2008 to $23.3 million at March 31, 2010.  Several significant liabilities that were not due for payment at March 31, 2010, including our tax liability of approximately $1.4 million and outstanding costs of approximately $1.1 million related to the conference held earlier in 2010, were paid in mid-April 2010, thereby further reducing cash balances.

Management has taken actions to help ensure that the Company will have sufficient liquidity to fund working capital needs through December 31, 2010. On March 16, 2010, the Company entered into a Letter Agreement with the Rich Dad Parties, which provides for, among other things, a new license agreement with RDO that will reduce the Company’s cash requirements in 2010 relating to license fees due to RDO for the use of the Rich Dad brand. However, there can be no assurances that the new licensing and restructuring agreements with the Rich Dad Parties will be finalized. Also, the Company has continued its efforts to reduce its overall operating costs through reductions in staff and discretionary spending and continues to pursue the sale of our non-core assets. The Company believes that these actions, coupled with meeting its cash projections for 2010 and the first quarter of 2011, will enable it to have sufficient liquidity to fund working capital needs through March 31, 2011. However, there can be no assurances that this will be the case. If our business materially declines or other material adverse events occur, the Company may not have sufficient liquidity to continue its operations.

The Company is committed to cash expenditures with respect to the contractual obligations set forth in the debt and other commitments table below. (in thousands):

		Other			Operating
	Notes	installment	Litigation	Total	lease	Total
	payable	notes	settlement	debt	commitments	Commitments
Remainder of 2010	$40	$25	$575	$640	$513	$1,153
2011	41	7	767	815	130	945
2012	46	—	766	812	61	873
2013	50	—	225	275	39	314
2014	53	—	75	128	6	134
2015	56	—	—	56	—	56
Thereafter	2,581	—	—	2,581	—	2,581
Total	$2,867	$32	$2,408	$5,307	$749	$6,056

Non-core investments

Costa Rica

As of March 31, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively.  We have a 67.5% ownership interest in the entities totaling $1.4 million, which is included in Investments in real estate.  The MDM/MTO investment is accounted for in our consolidated financial statements in accordance with the equity method of accounting.  For the three months ended March 31, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $30,000 and $45,000, respectively.

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

In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC (“GGE”), a Florida limited liability company, for the price of $4.2 million. As a part of this agreement, we loaned GGE an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision. We secured the total receivable of $4.5 million with GGE’s ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land. The note receivable on this property was due and payable on December 31, 2007. On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, GGE, Anthony Scott Dunlap, and Dunlap

Enterprises, LLC, who are parties to the mortgage, security agreement and/or guarantee agreement. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment by July 6, 2009. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful. On August 25, 2009, the Company exercised its rights under the settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay. The fair value of the real property is included in Investments in real estate at March 31, 2010.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in our 2009 Annual Report. There were no significant changes to our critical accounting policies during 2010.

Recently Issued Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

a)               Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation and oversight of our Interim Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective. The material weaknesses as identified in our 2009 Annual Report on Form 10-K have not been remediated at March 31, 2010. However, management has put in place processes to address certain of the material weaknesses identified at December 31, 2009, but has not had adequate time to test their effectiveness. Therefore, the following remain as material weaknesses in our internal controls:

•                  Inadequate controls over the reconciliation and review of deferred course costs related to deferred speaker commissions.

•                  Inadequate controls over the review of the tax provision calculations.

•                  Deficiencies in processes related to revenue recognition:

•                  recording course attendance within the CRM system

•                  development of key accounting estimates related to the calculation of breakage and certain other offerings.

b) Changes in Internal Control over Financial Reporting

As described more fully in “Item 9A (T) Controls and Procedures” in our 2009 Annual Report, our Board of Directors, various Board committees and our senior management team are developing and implementing new processes and procedures governing our internal controls over financial reporting. We believe that these measures have addressed certain material weaknesses we identified as of December 31, 2009, and have strengthened our internal control over financial reporting and disclosure controls and procedures at March 31, 2010. However, management has not had adequate time to test their effectiveness. Under the direction of our Interim Chief Executive Officer and Chief Financial Officer, we will continue to review and revise, as warranted, the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address the remaining material weaknesses at March 31, 2010.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 13 — Contingencies — Litigation in the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM I of this Quarterly Report for information about legal proceedings in which we are involved.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on April 15, 2010, which could materially affect our business, financial condition or future results of operations. The risks described in our 2009 Annual Report on Form 10-K are not the only risks that we may face. Additional risks and uncertainties not currently known to the Company or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

None

ITEM 5.  OTHER INFORMATION

None

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

TIGRENT INC.

Dated: May 21, 2010	By:	/s/ Steven C. Barre
Steven C. Barre
Interim Chief Executive Officer

Dated: May 21, 2010	By:	/s/ Anne M. Donoho
Anne M. Donoho
Chief Financial Officer and Treasurer