Form 10-Q
period 2010-06-30
TIGRENT INC
filed 2010-08-23
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 13,028,587 shares of common stock outstanding as of August 19, 2010.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,854	10,764
Restricted cash	12,647	12,725
Deferred course expenses, current portion	12,194	15,368
Prepaid expenses and other current assets	1,583	2,410
Inventory	365	506
Total current assets	31,643	41,773

Notes receivable, net of current portion	6,528	6,636
Property, equipment and intangible assets, net	3,150	3,396
Investments in real estate	2,162	2,377
Other assets	293	237
Total assets	$43,776	54,419

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,474	3,741
Income taxes payable	2,198	1,450
Accrued course expenses	988	1.341
Other accrued expenses	3,036	4,831
Accrued salaries, wages and benefits	691	542
Long-term debt, current portion	2,288	854
Deferred revenue, current portion	64,504	81,404
Total current liabilities	77,179	94,163

Long-term debt, net of current portion	2,805	4,667
Other long-term liabilities	757	531
Total liabilities	80,741	99,361

Commitments and contingencies

Tigrent Inc.’s stockholders’ deficit:
Preferred stock	—	—
Common stock	3,171	2,591
Paid-in capital	2,529	2,584
Cumulative foreign currency translation adjustment	(137)	21
Accumulated deficit	(42,528)	(48,872)
Total Tigrent Inc.’s stockholders’ deficit	(36,965)	(43,676)
Noncontrolling interest	—	(1,266)
Total stockholders’ deficit	(36,965)	(44,942)
Total liabilities and stockholders’ deficit	$43,776	54,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue	$36,166	29,139	$65,771	61,601

Direct course expenses	12,034	15,792	26,528	32,937
Advertising and sales expenses	9,170	12,040	18,963	23,416
General and administrative expenses	5,776	8,156	11,094	15,364
Impairment of investments in real estate	—	350	221	350
Severance expense	—	—	747	—

Income (loss) from operations	9,186	(7,199)	8,218	(10,466)

Other income (expense), net	(90)	97	(50)	194

Income (loss) before income taxes	9,096	(7,102)	8,168	(10,272)

Provision for income taxes	(867)	(280)	(1,961)	(373)

Net income (loss)	8,229	(7,382)	6,207	(10,645)

Net income (loss) attributable to the noncontrolling interest	1,113	(4,122)	183	(8,260)

Net income (loss) attributable to Tigrent Inc.	$7,116	(3,260)	$6,024	(2,385)

Basic and diluted net income (loss) per share attributable to Tigrent Inc. common stockholders	$0.58	(0.28)	$0.50	(0.20)

Basic and diluted weighted average shares outstanding	12,240	11,739	11,988	11,739

Comprehensive income (loss):
Net income (loss)	$8,229	(7,382)	6,207	(10,645)
Foreign currency translation adjustments	340	(1,493)	495	(1,232)
Comprehensive income (loss)	8,569	(8,875)	6,702	(11,877)
Comprehensive income (loss) attributable to noncontrolling interest	1,339	(4,522)	380	(8,584)
Comprehensive income (loss) attributable to Tigrent Inc.	$7,230	(4,353)	6,322	(3,293)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities :
Net loss	$6,207	(10,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431	530
Forgiveness of accrued expenses, net of tax	1,061	—
Impairment of investments in real estate	221	350
Share-based compensation expense	(55)	20
Equity loss from investments in real estate	156	32
Changes in operating assets and liabilities:
Restricted cash	78	740
Deferred course expenses	3,120	(2,887)
Inventory	141	190
Other assets	(2)	(73)
Prepaid expenses and other current assets	839	1,052
Accounts payable	(267)	(1,502)
Income taxes payable	748	(184)
Deferred revenue	(16,673)	12,097
Accrued course expenses	(353)	(155)
Accrued salaries, wages and benefits	149	185
Other accrued expenses	(1,439)	(1,646)
Other liabilities	(89)	(96)
Net cash used in operating activities	(5,727)	(1,992)

Cash flows from investing activities:
Purchases of property and equipment	(185)	(76)
Proceeds from repayment of notes receivable	96	105
Investments in and advances to related parties	(161)	(146)
Proceeds from sales of assets	—	3,748
Net cash (used in) provided by investing activities	(250)	3,631

Cash flows from financing activities:
Distributions to noncontrolling interest	—	(256)
Payments on secured and unsecured debt	(428)	(45)
Net cash used in financing activities	(428)	(301)

Effect of foreign currency exchange rates on cash and cash equivalents	495	(1,232)

Net (decrease) increase in cash and cash equivalents	(5,910)	106
Cash and cash equivalents at beginning of period	10,764	23,594
Cash and cash equivalents at end of period	$4,854	23,700

TIGRENT INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

Supplemental cash flow disclosures:
Cash paid for:
Interest	$185	$103
Income taxes	$1,672	$529

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are considered necessary to make a fair presentation of the Company’s financial position and operating results have been included. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.

Going Concern

We have continued to experience a decline in sales of both Proprietary brands and the RDE brands in the second quarter of 2010. During the first six months of 2010, we reduced our event schedule and focused primarily on events that we believed to have higher potential for profitability.  The reduction in events, and the related decline in marketing expenditures, resulted in a decrease in registrants for product and services related to all of the brands we offer of approximately 17.5%.  The percentage of customers who attended our workshops and purchased our basic training courses in the first six months of 2010 was approximately 19%, which is flat as a percentage, but generated lower dollars per head as compared with the same period last year. We believe that, while there is still consumer interest in our brand offerings, a combination of deteriorating demand for live seminar events, product fatigue, our price points and the economic environment will continue to have significant impact on our total sales and profitability.

Management has evaluated whether we have sufficient liquidity to fund our working capital needs through December 31, 2010.  In its analysis, management analyzed projected sales and expenses and considered the scalability of our business expenses relative to the size of our revenues.  Significant efforts to control costs through reductions in staff and other cost-cutting measures, as well as potential additional cash flow received upon our continued efforts to sell our non-core assets, were taken into consideration.   However, the Company continues to incur a negative cash flow (totaling $5.9 million for the period ending June 30, 2010) due to the on-going challenges with sales of our products.  We have insufficient working capital to meet operating needs, raising substantial doubt about the ability of the Company to continue as a going concern.  The Company’s financial statements as of June 30, 2010 and December 31, 2009 and for the six months ended June 30, 2010 and 2009 are prepared assuming the Company continues as a going concern and do not include any adjustments that might result from the Company’s inability to meet its obligations and continue its operations.

Management’s Plan

In response to the continued decline in profitability and the related impact to our cash position, we have modified the live event schedule to limit our events to the markets believed to be most profitable.  Accordingly, we expect to significantly reduce the number of future live seminar events.  The primary focus of the reduction is in the U.S., where we plan to decrease our weekly live seminar events by approximately 70% for the remainder of 2010 and in 2011, as compared to 2009.   During the fourth quarter of this year, we plan to launch new digitally-delivered programs which are expected to significantly decrease our event and fulfillment costs and are anticipated to improve our profit margin. Additionally, the marketing cost of the digitally-delivered programs is anticipated to be substantially less than the marketing costs of our current business model.

In addition to the shift in strategic emphasis from live course offerings to digitally-delivered programs, we continue to implement reductions in staff to align with our anticipated sales level, we have decreased occupancy costs and have reduced operating costs in all areas.  We continue to pursue the sale of our non-core assets but cannot be assured when as if such sales will be completed.  We are also in current discussions with some of our larger creditors to negotiate amounts owed.  The sufficiency of our cash resources is dependent on these actions.

We may seek to obtain additional capital through issuance of equity which may dilute the equity holdings of current investors.  In addition, we may seek to borrow additional capital from institutional and commercial banking sources or other sources to fund operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and the Company’s financial results and liquidity position.

If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to substantially revise our business plan, file for bankruptcy, sell assets or cease operations and our investors could suffer the loss of a significant portion or all of their investment in us.  The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 — Notes Receivable

Notes receivable consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida.	$6,630	$6,681
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader ™ software revenue. Payable in 36 equal monthly installments through September 2011.	136	181
Total of notes receivable	6,766	6,862
Less: current portion (included in Other current assets)	(238)	(226)

Notes receivable, net of current portion	$6,528	$6,636

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

For the six month period ended June 30, 2010, we recorded $0.2 million in impairment charges related to our investment in Tranquility Bay, as the carrying value of the property continues to erode and exceeded the expected sales price.

Note 5 — Certain Relationships and Related Transactions

As of June 30, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively. We have a 67.5% ownership interest in the entities totaling $1.4 million, which is included in Investments in real estate. The MDM/MTO investment is accounted for in our consolidated financial statements. For the six months ended June 30, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $156,000 and $32,000, respectively.

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

Note 6 — Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  Management evaluates its ability to realize its deferred tax assets on an annual basis and adjusts its valuation allowance when it believes that it is more likely than not that all or a portion of the asset will not be realized. Management has determined that it is more likely than not that the net deferred tax assets will not be realized, and therefore a full valuation has been recorded on the net deferred tax assets.

During the six months ended June 30, 2010 and 2009, the Company recorded a net income tax expense of $2.0 million and $0.4 million, respectively. The increase in 2010 is primarily due to the utilization of available net operating loss carry forwards and alternative minimum tax credits in the first six months of 2009, which were not available in 2010. The Company also recorded state income tax expense related to jurisdictions where we did not have net operating losses to offset taxable income.

The Company’s net deferred tax asset balances as of June 30, 2010 and 2009 were comprised primarily of deferred revenue offset by deferred expenses, and foreign net operating losses, and were both reduced by a full valuation allowance. The effective income tax rate differs from the federal statutory rate primarily due to foreign rate differentials, state income taxes, and valuation allowance. For the six month period ended June 30, 2010 the valuation allowance has decreased $1.2 million, of which $2.2 million of the decrease occurred in the three months ended June 30, 2010.

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

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2010	December 31, 2009

Note payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate with $2.6 million due at maturity (April 2016) and is unsecured. (a)	$2,858	$2,878
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $2.3 million in September 2009. Principal and interest payable quarterly at a 6.00% interest rate beginning in 2010. Maturity in October 2012 and are to be secured by interests in MDM and Tranquility Bay. (b) (c)	1,917	2,300
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $0.3 million in September 2009. Interest payable quarterly at an 8.00% interest rate began in 2010. Principal and interest payable quarterly beginning in 2013. Maturity in January 2014 and are to be secured by interests in MDM and Tranquility Bay. (b) (c)	300	300
Other installment notes payable for equipment financing at weighted average interest rate of 9.6% at June 30, 2010, and December 31, 2009, respectively.	18	43
Total long-term debt	5,093	5,521
Less: current portion	(2,288)	(854)
Long-term debt, net of current portion	$2,805	$4,667

(a) In the event that the note receivable collateralized by the land and building in Central Florida is repaid by the original debtor, the Company is obligated to satisfy this note.

(b) As of June 30, 2010, the carrying values of MDM/MTO and Tranquility Bay are $1.4 million and $0.8 million, respectively. See Note 12 — Contingencies - Litigation for further discussion of MDM, Tranquility Bay and litigation involving M. Barry Strudwick and Susan Weiss.

(c) These notes are to be secured by the Company’s interests in (i) MDM and in that certain hotel property in Costa Rica operated for the benefit of MDM and (ii) Tranquility Bay, undeveloped real property in Lee County, Florida. The Company missed payments of approximately $220,337.00 and $5,983.00 with respect to the First Note and Second Note, respectively, which were due on July 15, 2010, which nonpayment became an event of default on July 25, 2010, which resulted in the acceleration of the amounts due and payable on the notes.  As of the date of this filing, the amount of principal due upon acceleration is $1,916,666 under the First Note and $300,000 under the Second Note and both have been classified in current liabilities in our Consolidated Balance Sheet as of June 30, 2010. The Company is currently in discussions with the holders of the Notes regarding payment of the amounts due.

Note 8 — Net Income (Loss) per Share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and restricted performance shares, as appropriate. As of June 30, 2010, and June 30, 2009, in accordance with the treasury stock method, there were no dilutive effects of the outstanding stock options or warrants. There were 75,500 stock options and 41,667 warrants to purchase common stock outstanding granted as of June 30, 2010, and 241,350 stock options and 690,719 warrants to purchase common stock as of June 30, 2009. There were no restricted performance shares outstanding as of June 30, 2010 or 2009. See Note 9— Stock Options and Restricted Performance Shares for further discussion of stock options and restricted performance shares.

Note 9 — Stock Options and Restricted Performance Shares

1998 Stock Option Plan

Our 1998 Stock Option Plan (“1998 Plan”) provided for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. The 1998 Plan expired on August 30, 2008, but options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested. Employees, directors and consultants were eligible to receive awards under the 1998 Plan. The exercise price of a stock option grant under the 1998 Plan was not less than the average market price of our stock on the date of the grant and no options had a term of more than ten years. Options granted under the 1998 Plan typically vested as follows: 25% of the options vested on the grant date, an additional 25% vested on the first anniversary of the grant date, another 25% vested on the second anniversary of the grant date, and 100% of the shares vested on the third anniversary of the grant date, although the Compensation Committee had discretion to approve a different vesting period. All options expire ten years from the date of grant.

2009 Incentive Plan

Our 2009 Incentive Plan (“Incentive Plan”), which was approved by our shareholders on September 2, 2009, provides for the issuance of up to 1.3 million shares of our common stock. The Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, directors, management and consultants are eligible to receive awards. The purpose of the Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.  In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement (“Agreement”) with our former Chief Executive Officer, providing for the issuance of

600,000 restricted shares of the Company’s Common Stock, which vest in accordance with certain market and service conditions. Effective March 16, 2010, our Chief Executive Officer was no longer with the Company, and these shares were forfeited on June 14, 2010.  As of June 30, 2010, no awards are outstanding under this plan.

Compensation Expense and Related Valuation Techniques

The Company calculates share-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), (formerly SFAS No. 123 (revised 2004), Share-Based Payment ). In accordance with ASC 718, we record compensation expense for all share-based payment awards made to employees and directors under the Company’s 1998 Plan and the Company’s Incentive Plan based on estimated fair value at the date of grant. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing valuation model. The value of the portion of the awards that is ultimately expected to vest is recognized as an expense over the requisite service periods. Under ASC 718, the Company determined the estimated value of stock option awards under the 1998 Plan using the Black-Scholes valuation model and restricted performance shares under the Incentive Plan using a Barrier valuation model to estimate the fair value of the restricted stock and a Lattice valuation model to calculate the derived service period. ASC 718 requires the Company to recognize expense over the service period for options that are expected to vest and record adjustments to stock option compensation expense at the end of the service period if actual forfeitures differ from original estimates. The Company recognizes share-based compensation expense on a straight-line basis. There were no stock options or other share based compensation granted during the six months ended June 30, 2010.

Note 10 — Stockholders’ Deficit, Noncontrolling Interest and Pro Forma Information

The following reflects the equity activity, including our noncontrolling interest, for the period ended June 30, 2010 (in thousands):

	Tigrent Inc.
	Common stock amount	Additional paid-in capital	Cumulative foreign currency translation adjustment	Accumulated deficit	Noncontrolling interest	Total stockholders’ deficit
Balance at December 31, 2009	$2,591	$2,584	$21	$(48,872)	$(1,266)	$(44,942)
Purchase of non-controlling interest (a)	580		(456)	320	886	1,330
Forfeiture of restricted stock		(55)				(55)
Foreign currency translation adjustment	—	—	298	—	197	495
Net income (loss)	—	—	—	6,024	183	6,207
Balance at June 30, 2010	$3,171	$2,529	$(137)	$(42,528)	$—	$(36,965)

(a)  On May 26, 2010, Tigrent Inc. (the “Company”) entered into definitive agreements with Rich Global, LLC (“Rich Global”) and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which the Company licenses and operates under the Rich Dad brand.  Rich Global and RDO (collectively, the “Rich Dad Parties”) are entities controlled by Robert and Kim Kiyosaki.  The Company has entered into a (i) License Agreement, dated May 26, 2010 (the “License Agreement”), with Rich Global and RDO, for the Rich Dad Brand, and (ii) Settlement Agreement and Release, dated May 26, 2010 (the “Settlement Agreement”), with Rich Global and RDO, related to the Company’s previous licensing agreement for the Rich Dad brand and which commits the parties to enter into a cooperative marketing agreement that contemplates the development and implementation of improved customer contact management strategies.

The License Agreement is for a term of approximately five years or until December 31, 2014.  Rich Global is a consenting party to the License Agreement with respect to the use of its database. The License Agreement gives the Company the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The License Agreement provides that the Company must establish escrow and cash collateral accounts in an aggregate amount equal to 30% of the Company’s deferred revenues during the term of the

License Agreement (“Reserve Goal”). The purpose of the escrow and cash collateral accounts is to ensure that the Company can fulfill its contractual commitments to the customers who purchased the Rich Dad and Tigrent courses. Until the Reserve Goal has been met, the Company will pay (i) to RDO a current royalty (“current royalty”) of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues (“unfulfilled royalty”) related to the Rich Dad brands.  Under the License Agreement, the term “Gross Revenues” means gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement.

In addition, the Company will pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in the Company’s accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from Rich Dad Education, LLC (“RDE”) made available to the Company) exceeds $6 million. The Company’s merchant deposit reserve funds will also be credited to the Reserve Goal.  After the Reserve Goal has been met, the Company will pay to RDO royalty payments equal to 10% of Gross Revenue related to the Rich Dad brands in lieu of paying the current royalty to RDO and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeds the Reserve Goal, the excess funds may be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDO. In addition, on a quarterly basis, RDO may withdraw 40% of payments into the escrow account during the prior three-month period.

The License Agreement contains covenants relating to performance standards and cash operating profits. The Company is limited from making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDO. The Company must also consult with RDO prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDO will have the right to allow one representative to observe all meetings of the Company’s Board of Directors in a non-voting capacity.

In accordance with the Settlement Agreement, we issued 9.9% of the Company’s outstanding common stock (1,290,000 shares) to Rich Global and redeemed Rich Global’s 49% interest in RDE, the limited liability company that was formed by the Company and Rich Global to operate the Rich Dad business. The Company’s common stock issued to Rich Global is subject to a shareholder agreement with the Company, that gives Rich Global demand and piggyback registration rights after January 1, 2011. The Company and Rich Global transferred the RDE assets to the Company, except the data base of customer names and customer leads, resulting in full ownership by the Company of the business previously conducted by RDE.   The Company and Rich Global agreed to dissolve RDE, and terminate the license and administrative services agreements associated with RDE. The Company has responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company from specific claims that it made against the Company and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposes enhanced cooperation in advertising, marketing, and educational programs between the Company and RDO through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

Note 11— Segment Information

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

Our segment revenue and gross profit are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Segment revenue:
Proprietary brands:
Real estate training	$1,728	4,011	3,780	8,747
Financial instruments training	765	3,054	1,537	6,155
Sub-total	2,493	7,065	5,317	14,902
Rich Dad ™ Education :
Real estate training	27,577	18,784	48,735	40,521
Financial instruments training	6,096	3,290	11,719	6,178
Sub-total	33,673	22,074	60,454	46,699
Total consolidated revenue	$36,166	29,139	65,771	61,601

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Segment gross profit(1):
Proprietary brands:
Real estate training	$2,398	$1,883	$3,696	$5,451
Financial instruments training	(12)	2,078	(197)	3,427
Sub-total	(2,386)	3,961	3,499	8,878
Rich Dad ™ Education :
Real estate training	18,468	8,560	29,373	18,245
Financial instruments training	3,248	826	6,371	1,541
Sub-total	21,746	9,386	35,744	19,786
Total consolidated gross profit	$24,132	$13,347	$39,243	$28,664

(1) Segment gross profit is calculated as revenue less direct course expenses and is impacted by intersegment fulfillment charges.

	June 30,	December 31,
	2010	2009

Segment identifiable assets:
Proprietary brands:
Real estate training	$2,262	2,880
Financial instruments training	492	754
Sub-total	2,754	3,634
Rich Dad ™ Education :
Real estate training	22,164	26,954
Financial instruments training	4,380	4,482
Sub-total	26,544	31,436
Corporate	14,478	19,349
Total consolidated identifiable assets	$43,776	54,419

For the six months ended June 30, 2010, 82.5% of our revenue was generated domestically and 17.5% was generated internationally.  For the six months ended June 30, 2009, 84.7% of our revenue was generated domestically and 15.3% was generated internationally.

Note 12 — Contingencies

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

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and Whitney Information Network (“WIN”) received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada on behalf of all persons who are alleged to have made various real estate investments at the alleged inducement of, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or the Company and/or Jean Lafrenière. The complaint filed in Superior Court for the Province of Quebec, District of Hull (Canada) (“Canadian Court”), seeks repayment of $39,235 to the petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief. On October 19-20, 2009 WIN argued its motions to dismiss for lack of jurisdiction and challenging the authorization of the class claims against WIN.  On November 3, 2009 the Canadian Court denied our motion for lack of jurisdiction. On August 19, 2010, the Canadian Court denied the plaintiffs’ Re-re-Amended Motion for Authorization to Institute a Class action against the Company, but granted the motion against, Whitney Canada, Inc.  We will vigorously defend against the claims made in this lawsuit.

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

On November 7, 2007, WEG received two complaints filed by James M. Easterly both styled Huron River Area Credit Union v. James M. Easterly and both filed in Lee County Court. In both lawsuits, James M. Easterly filed third party complaints against Russell Whitney, Whitney Information Network, Inc., John Kane, and other third party co-defendants alleging breach of fiduciary duty, constructive fraud, violation of Florida Land Sales Practices Act, violation of Florida Deceptive and Unfair Trade Practices Act, civil conspiracy to defraud, and Florida RICO conspiracy. In each third party complaint, Easterly seeks damages in excess of $100,000 and unspecified equitable relief. Multiple motions to dismiss are pending. On June 17, 2010, the Lee County Court issued is final order granting the Company’s motion to consolidate the two cases.   We will vigorously defend against the claims made in this lawsuit.

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

On April 13, 2009, the Company and two of its subsidiaries, WEG and WIA, were served with a complaint filed by Learning Annex Holdings, LLC and Learning Annex, LLC (collectively “Learning Annex”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, misappropriation of business opportunity, breach of fiduciary duty, breach of covenant to negotiate in good faith, constructive trust, breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, equitable estoppel, unjust enrichment, quantum meruit, and fraud arising out of an alleged agreement to form a business relationship. On April 20, 2009, RDE was served with the complaint. The case was removed to the United States District Court for the Southern District of New York on May 8, 2009. We filed an answer and affirmative defenses to the complaint on June 12, 2009.  The parties participated in a court ordered settlement conference on May 24, 2010, but no settlement was reached.  Discovery is closed and a pre-trial hearing was held on August 10, 2010.  The Company intends to vigorously defend itself against the claims made in the lawsuit.

On March 27, 2009, RDE received a notice of default from Rich Global under the License Agreement between Rich Global and RDE dated July 18, 2006 (“RD License Agreement”), alleging, among other items, that RDE has failed to make certain payments required under the RD License Agreement and related agreements, and demanding that RDE and the Company cure the alleged events of default within 30 days. The aggregate amount of the items claimed in the notice appears to be not more than $10.0 million.  On March 16, 2010, we entered into a Letter Agreement with Rich Global and Rich Dad Operating Company, LLC (“RDO”) RDO to amend and restructure the agreements pursuant to which we license and operate the Rich Dad brand. For more information on the restructuring agreement, please refer to the section entitled “Licensing Agreements with the Rich Dad Parties” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On July 9, 2009 The Company and its subsidiary, WEG, received a summons and complaint filed by and on behalf of Rothstein Rosenfeldt Adler, P.A. (“RRA”) in the Circuit Court in and for Broward County, Florida. The suit alleges damages totaling $348,000 for unpaid legal invoices. The Company intends to vigorously defend against the claims made in the lawsuit.  On November 6, 2009, the Company filed a counterclaim against RRA alleging legal malpractice with respect to the filing of lawsuits by RRA against Susan Weiss and M. Barry Strudwick that were the subject of the settlement entered into on September 13, 2009.  The counterclaim seeks unspecified damages in excess of $3.8 million dollars.  In November of 2009, a forfeiture action was filed against RRA founder Scott Rothstein (“Rothstein”) in connection with allegations against Rothstein and RRA pertaining to a Ponzi scheme involving the sale of structured settlements.  On November 10, 2009, four creditors filed an involuntary petition under Chapter 11 of the Bankruptcy Code against RRA.  On December 2, 2009, Carolina Casualty Insurance Company (“Carolina Casualty”) filed a Complaint for Rescission against RRA related to RRA’s involuntary bankruptcy seeking a declaratory judgment rescinding two lawyer’s professional liability policies that Carolina Casualty issued to RRA for the policy periods 2008-09 and 2009-10 (the “Rescission Action”).  In the Rescission Action, Carolina Casualty seeks declarations rescinding the two lawyer professional liability policies and holding that coverage is precluded for all claims and suits reported under those policies based upon alleged misrepresentations in the applications RRA submitted in support of the renewal of the policies.  The

Company filed a motion to intervene in the Rescission Action on the basis that the Company had a stake in the outcome of the Rescission Action.  Our motion to intervene was denied on June 7, 2010.  On July 16, 2010, the Court heard our Motion to Reconsider the Court’s denial of our Motion to Intervene and we await a ruling on our Motion to Reconsider.

On or about October 6, 2009, the Company and two of its subsidiaries, EduTrades and WIA, received a complaint filed in the United States District Court for the Southern District of Florida by Eric Springer and Maurice J. Seghers, Jr., on behalf of themselves and all persons who purchased investor-education products sold under the Teach Me To Trade (“TMTT”) brand.  Two former independent contractors, Linda Woolf and David Gengler, along with their companies, Hands on Capital, Inc., and Lashaico, Inc., are additional defendants to the lawsuit.  The complaint alleges, among other things, Fraud, Negligent Misrepresentation, Civil Conspiracy, and Deceptive and Unfair Trade Practices arising out of the Company’s business relationship with and use of Linda Woolf and David Gengler as trainers for the TMTT brand.  Plaintiffs seek for themselves and others similarly situated a refund of all amounts spent on TMTT products and services, unspecified compensatory damages, costs, an award of attorney’s fees, and unspecified legal and equitable relief.  The complaint relies on the findings from the verdict in the Woolf and Gengler criminal trial.  As has been previously reported, the verdict in the Woolf and Gengler criminal trial was vacated on October 23, 2009 by way of an Order granting Woolf and Gengler’s Motion for Judgment of Acquittal.  On October 30, 2009 the Company and its subsidiaries accepted service of the complaint.  On July 27, 2010, the Court granted the parties motion to stay the case indefinitely.  The Company intends to vigorously defend itself against the claims made in the lawsuit.

On March 11, 2010, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about our courses and seminars offered in Florida, including those offered under the Rich Dad brand.  On April 15, 2010, the Company produced documents responsive to the subpoena.

The Company is involved from time to time in routine legal matters incidental to our business, including disputes with students and requests from state regulatory agencies. Based upon available information, the Company believes that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 13 — Subsequent Events

On July 30, 2010, Tigrent Inc. (the “Company”) agreed to a forbearance (the “Forbearance”) with M. Barry Strudwick, Susan Weiss and certain other parties with respect to the previously disclosed settlement memorandum (“Settlement Memorandum”) providing for settlement and release of certain claims with respect to its previously disclosed litigation relating to Monterey del Mar, S.A., a Panamanian company and other matters. Under the terms of the Settlement Memorandum, the Company agreed to pay Mr. Strudwick and Ms. Weiss a total of $3.8 million, $1.2 million of which was paid in 2009. The Company issued two promissory notes for the remaining $2.6 million, one in the amount of $2.3 million (the “First Note”) and the other in the amount of $300,000 (the “Second Note” and, together with the First Note, the “Notes”). The Company missed payments of approximately $220,337 and $5,983 with respect to the First Note and Second Note, respectively, which were due on July 15, 2010, which nonpayment became an event of default on July 25, 2010 after continuing for a period of over ten (10) days.

Under the terms of the Forbearance, the holders of the Notes agreed to forbear from enforcing their rights and remedies under the Notes and the Settlement Memorandum for a period ending August 13, 2010 (the “Forbearance Period”) in consideration of the payment of $50,000 made by the Company on July 30, 2010 to be applied against the Company’s obligations under the Notes.  The Company and the holders of the Notes continue to consider and discuss plans to repay or restructure the Notes. Although the Company intends to work diligently with the holders of the Notes to finalize a repayment or restructuring plan, there is no guarantee that the parties will reach a mutually agreeable plan. If the Company is unable to pay or negotiate a repayment or restructuring plan with the holders of the Notes during the Forbearance Period, the holders may attempt to fully exercise their rights and remedies under the Notes and Settlement Memorandum, subject to any applicable defenses.

As of the date of this report, RDO has the option to declare us in default on certain royalty payment obligations owed under our License Agreement with them and Rich Global.   Under the License Agreement we are required to pay (i) to RDO a current royalty of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues related to the Rich Dad brands. Failure to make any payments required under the License Agreement gives rise to an option in favor of RDO of declaring a default.  If RDO chooses to declare us in default, and we fail to cure that default within 30 days of receipt of notice from RDO, RDO may, at its sole and absolute discretion, declare a material breach of License Agreement and terminate the agreement effective immediately.  We failed to make the deferred royalty payment of $309,401 into the escrow account for June and failed to make the current royalty and deferred royalty payments for July of $195,661 and $326,101, respectively, to RDO and into the escrow account, respectively. Although we have been working with RDO to structure a plan to make such payments, and they have not yet declared us in default, there is no guarantee that they will not do so in the future.  For the six months ended June 30, 2010, Rich Dad™ Education offerings represented approximately 91.9% of our revenue.  If RDO declares us in default on these obligations, it would materially adversely affect our business operating results and financial condition to such an extent that we would be forced to substantially revise our business plan, file for bankruptcy, sell assets or cease operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Tigrent” and the terms “Company”, “we”, “us” and “our” refer to Tigrent Inc. and its wholly-owned and majority-owned subsidiaries.

Forward-Looking Statements

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, without limitation, statements about our course breakage estimates, media spending allocations, settlement of defaults, consumer interest in our products and services, the impact of shifting from live to primarily digitally-delivered programs, plans to reduce future live seminar events; plans to further lower operating expenses, preserve capital and align costs, our working capital deficit, future expenses related to SEC and DOJ investigations and related legal proceedings, the sufficiency of our cash balances and our ability to continue as a going concern.    In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan,” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 and under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

In July 2006, we created Rich Dad Education, LLC (“RDE”) with Rich Global, LLC (“Rich Global”). This entity has provided basic training courses under the Rich Dad™ Education brand that focus on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series is published in 51 languages, is available in 106 countries, and has sold over 28 million copies worldwide.  On May 26, 2010, the Company entered into definitive agreements with Rich Global, LLC (“Rich Global”) and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which we license and operate under the Rich Dad brand.  Rich Global and RDO (together, the “Rich Dad Parties”) are entities controlled by Robert and Kim Kiyosaki. More details about the restructuring and the proposed terms of the license agreements are discussed below under the section entitled “Licensing Agreements with the Rich Dad Parties”.

We currently have two Rich Dad™ Education offerings, including:

•     Rich Dad™ Learn to be Rich —focuses on real estate training,

•     Rich Dad™ Stock Success —concentrates on financial instruments training

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

For the six months ended June 30, 2010, Rich Dad™ Education represented approximately 91.9% and our Proprietary brands represented approximately 8.1% of our revenue. Our international business, which includes both Rich Dad™ Education and Proprietary brands, was approximately 17.5% of our total revenue.

Management’s Plan

In response to the continued decline in profitability and the related impact to our cash position, we have initiated a further reduction in the live event schedule.  Accordingly, we expect to significantly reduce the number of future live seminar events.  The primary focus of the reduction is in the U.S., where we plan to decrease our weekly live seminar events by approximately 70% for the remainder of 2010 and in 2011, as compared to 2009.  During the fourth quarter of this year, we plan to launch new digitally-delivered programs which are expected to significantly decrease our event and fulfillment costs which are expected to improve our profit margin. Additionally, the marketing cost of the digitally-delivered programs is anticipated to be substantially less than the marketing costs of our current business model.

In addition to the shift in strategic emphasis from live course offerings to digitally-delivered programs, we continue to implement reductions in staff to align with our anticipated sales level, we have decreased occupancy costs and have reduced operating costs in all areas.  We are also in current discussions with some of our larger creditors to negotiate amounts owed.  The sufficiency of our cash resources is dependent on the successful conclusion of negotiations with those creditors.

We may seek to obtain additional capital through issuance of equity which may dilute the equity holdings of current investors.  In addition, we may seek to borrow additional capital from institutional and commercial banking sources or other sources to fund operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and the Company’s financial results and liquidity position.

If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to substantially revise our business plan, file for bankruptcy, sell assets or cease operations and our investors could suffer the loss of a significant portion or all of their investment in us.  The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

Our Strategy

Our objective is to be a leading provider of training services and products that provide customers with the skills, knowledge and tools to achieve their personal and financial goals. In addition to our current course offerings, we will continue to assess the viability of alternative training curriculum and delivery methods as potential sources of business growth.

Our strategy is focused on the following areas:

•                  Enhanced sales and utilization of the Rich Dad brand. We intend to concentrate our marketing efforts on the Rich Dad brand, and increase lifetime customer value through cooperative marketing strategies among the various Rich Dad partners and make broader, coordinated use of the Rich Dad customer data base and other managed customer contact strategies.

•                  Focus on fulfillment of customer obligations. We intend to increase the speed and cost efficiency with which we fulfill our long term customer commitments. We have expanded the options for course fulfillment in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVDs and via the internet and expanded the number of location options for customers in the United States. Additionally, we have implemented an outreach notification program which involves contacting our customers by email and the U.S. mail as courses near expiration.

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

Intellectual Property

We regard our training materials and products, trademarks, service marks, trade names, copyrights and patents as proprietary. As such, we primarily rely on federal statutory and common law protections to uphold our interests in these materials. We market various courses and training programs under the Rich Dad brand, as licensee, as well as our Proprietary brands, as described below under the section entitled “Training Programs”. While several of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements as well as other contractual methods of protecting proprietary rights to safeguard our intellectual property.

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

On May 26, 2010, Tigrent Inc. (the “Company”) entered into definitive agreements with Rich Global, LLC (“Rich Global”) and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which the Company licenses and operates under the Rich Dad brand.  Rich Global and RDO (collectively, the “Rich Dad Parties”) are entities controlled by Robert and Kim Kiyosaki.  The Company has entered into a (i) License Agreement, dated May 26, 2010 (the “License Agreement”), with Rich Global and RDO, for the Rich Dad Brand, and (ii) Settlement Agreement and Release, dated May 26, 2010 (the “Settlement Agreement”), with Rich Global and RDO, related to the Company’s previous licensing agreement for the Rich Dad brand and which commits the parties to enter into a cooperative marketing agreement that contemplates the development and implementation of improved customer contact management strategies.

The License Agreement is for a term of approximately five years or until December 31, 2014.  Rich Global is a consenting party to the License Agreement with respect to the use of its database. The License Agreement gives the Company the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The License Agreement provides that the Company must establish escrow and cash collateral accounts in an aggregate amount equal to 30% of the Company’s deferred revenues during the term of the License Agreement (“Reserve Goal”). The purpose of the escrow and cash collateral accounts is to ensure that the Company can fulfill its contractual commitments to the customers who purchased the Rich Dad and Tigrent courses. Until the Reserve Goal has been met, the Company will pay (i) to RDO a current royalty (“current royalty”) of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues (“unfulfilled royalty”) related to the Rich Dad brands.  Under the License Agreement, the term “Gross Revenues” means gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement.

In addition, the Company will pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in the Company’s accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from Rich Dad Education, LLC (“RDE”) made available to the Company) exceeds $6 million. The Company’s merchant deposit reserve funds will also be credited to the Reserve Goal.  After the Reserve Goal has been met, the Company will pay to RDO royalty payments equal to 10% of Gross Revenue related to the Rich Dad brands in lieu of paying the current royalty to RDO and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeds the Reserve Goal, the excess funds may be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDO. In addition, on a quarterly basis, RDO may withdraw 40% of payments into the escrow account during the prior three-month period.

License Agreement contains covenants relating to performance standards and cash operating profits. The Company is limited from making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDO. The Company must also consult with RDO prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDO has the right to allow one representative to observe all meetings of the Company’s Board of Directors in a non-voting capacity.

In accordance with the Settlement Agreement, we issued 9.9% of the Company’s outstanding common stock (1,290,000 shares) to Rich Global and redeemed Rich Global’s 49% interest in RDE, the limited liability company that was formed by the Company and Rich Global to operate the Rich Dad business. The Company’s common stock issued to Rich Global is subject to a shareholder agreement with the Company, that gives Rich Global demand and piggyback registration rights after January 1, 2011. The Company and Rich Global transferred the RDE assets to the Company, except the data base of customer names and customer leads, resulting in full ownership by the Company of the business previously conducted by RDE.   The Company and Rich Global agreed to dissolve RDE, and terminate the license and administrative services agreements associated with RDE. The Company has responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. The Company has agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release the Company from specific claims that it made against the Company and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposes enhanced cooperation in advertising, marketing, and educational programs between the Company and RDO through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

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

Training Programs

As of June 30, 2010, we offered over 200 courses throughout our geographic markets. For the six months ended June 30, 2010, basic training courses accounted for 10.6% of worldwide revenue and advanced training courses accounted for 76.4% of our worldwide revenue. The remaining 13.0% of revenue came from coaching and our other training services, products, and programs.

Basic Training Courses

In the first six months of 2010, we offered basic training courses under the following marketing programs and brands:

Rich Dad™ Education was created by us in conjunction with Rich Global. The courses are based on the real estate, financial instruments and entrepreneurship teachings and philosophies of Robert Kiyosaki, author of Rich Dad Poor Dad . We currently have two Rich Dad™ Education courses, which are Rich Dad™ Learn to be Rich courses focused on real estate investing and Rich Dad™ Stock Success courses focused on financial instruments investing. The courses concentrate on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW® which was developed by Mr. Kiyosaki. These courses are offered in the United States, the United Kingdom and Canada.

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

Advanced Training Courses

Customers who attend our basic training courses may choose to continue with advanced training courses in real estate or financial instruments investing or entrepreneurship skills. The advanced training courses of study under the Tigrent Learning brand (formerly the Wealth Intelligence Academy ® (“WIA”) brand) include:

Real Estate		Financial Instruments		Entrepreneurial
Advanced Courses		Advanced Courses		Advanced Courses
—	Master Investor	—	Master Trader™	—	Master Entrepreneur

—	Asset Protection & Tax Relief	—	Cash Flow Options	—	Buying & Selling Businesses

—	Wholesale Buying	—	Strategic Trading	—	Network Marketing

—	Discount Notes & Mortgages	—	Spread Trader	—	e-Commerce

—	Properties in Probate	—	Technical Mastery	—	Business Expansion

—	Mobile Homes & RV Parks	—	Elite Options	—	Product Development

—	Foreclosures	—	FACT (Futures & Commodity Trading)	—	Business Financing

—	Rehabbing Properties	—	Asset Protection & Tax Relief	—	Retail

—	Short Sales & Mortgages	—	H.I.T.S.™ (Hedging & Institutional Tactics & Strategies)	—	Grant Writing
—	Focus Forex

—	Tax Liens

—	Lease Options

—	Commercial Real Estate

—	Property Management & Cash Flow

—	Domestic Land Development

—	International Land Development

—	Creative Real Estate Financing

—	Real Estate Negotiating Techniques

—	Apartment Conversion & Syndication (Canada)

—	Distressed Property & Repossessions (UK)

—	Asset Protection (UK)

—	Lease Options/Purchase Options (UK)

—	Houses of Multiple Occupancy (UK)

—	Auction Training (UK)

Customers may access training content through multiple delivery channels, including:

•	Live instruction in classroom settings

•	Onsite mentoring

•	Telephonic coaching

•	Electronic access to live online or pre-recorded on-demand programs

•	DVDs

•	Conferences

•	Teleconferences

Through strategic partners, customers can purchase a license to use supporting software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments.

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%

Direct course expenses	33.3	54.2	40.3	53.5
Advertising and sales expenses	25.4	41.3	28.8	38.0
General and administrative expenses	15.9	28.0	16.8	24.9
Impairment of assets	—	1.2	0.3	0.6
Severance expense	—	—	1.1	—

Income (loss) from operations	25.4	(24.7)	12.7	(17.0)

Other income, net	(0.2)	0.3	(0.1)	0.3

Income (loss) before income taxes	25.2	(24.4)	12.6	(16.7)

Provision for income taxes	(2.4)	(0.9)	(3.0)	(0.6)

Net income (loss)	22.8	(25.3)	9.6	(17.3)

Net income (loss) attributable to noncontrolling interest	3.1	(14.1)	0.3	(13.4)

Net income (loss) attributable to Tigrent	19.7%	(11.2)%	9.3%	(3.9)%

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

The table below is a reconciliation of the Company’s net income (loss) to EBITDA and Adjusted EBITDA for the periods set forth below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income (loss)	$8.2	(7.4)	$6.2	(10.6)
Impairment of assets	—	0.4	0.2	0.4
Special items	—	0.2	—	0.3
Other income, net	—	—	—	(0.3)
Provision for income taxes	0.9	0.3	2.0	0.4
Stock-based compensation	(0.1)	—	(0.1)	—
Depreciation and amortization	0.2	0.3	0.4	0.5
Equity interest	0.1	—	0.2	—
EBITDA	9.3	(6.2)	8.9	(9.3)

Net change in deferred revenue	(14.6)	6.2	(16.7)	12.1
Net change in deferred course costs	3.0	(1.4)	3.1	(2.9)
Adjusted EBITDA	$(2.3)	(1.4)	$(4.7)	(0.1)
Adjusted EBITDA as a percentage of cash received from course and product sales	(10.6)%	(4.0)%	(9.6)%	(0.1)%

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash received from course and product sales:
Proprietary brands
Real estate training	$0.8	$2.1	$2.1	$3.2
Financial instruments training	0.4	0.6	0.7	1.2
Sub-total	1.2	2.7	2.8	4.4
Rich Dad ™ Education
Real estate training	15.3	27.1	35.8	57.3
Financial instruments training	5.1	5.5	10.5	12.0
Sub-total	20.4	32.6	46.3	69.3
Total consolidated cash received from course and product sales	21.6	35.3	49.1	73.7

(Increase)/decrease in deferred revenue:
Proprietary brands
Real estate training	0.9	1.9	1.7	5.5
Financial instruments training	0.4	2.5	0.8	5.0
Sub-total	1.3	4.4	2.5	10.5
Rich Dad ™ Education
Real estate training	12.3	(8.3)	12.9	(16.8)
Financial instruments training	1.0	(2.3)	1.3	(5.8)
Sub-total	13.3	(10.6)	14.2	(22.6)
Total consolidated change in deferred revenue	14.6	(6.2)	16.7	(12.1)

Revenue:
Proprietary brands
Real estate training	1.7	4.0	3.8	8.7
Financial instruments training	0.8	3.1	1.5	6.2
Sub-total	2.5	7.1	5.3	14.9
Rich Dad ™ Education
Real estate training	27.6	18.8	48.7	40.5
Financial instruments training	6.1	3.2	11.8	6.2
Sub-total	33.7	22.0	60.5	46.7
Total consolidated revenue for financial reporting purposes	$36.2	$29.1	$65.8	$61.6

Business segments

We operate in two business segments: Proprietary brands and Rich Dad ™ Education. The contribution of revenue from each segment is as follows:

	Three months ended June 30,		Six months ended June 30,
As a percentage of total revenue	2010	2009	2010	2009

Proprietary brands:
Real estate training	4.7%	13.8%	5.8%	14.1%
Financial instruments training	2.2	10.5	2.3	10.1
Sub-total	6.9%	24.3	8.1	24.2
Rich Dad ™ Education :
Real estate training	76.2	64.4	74.1	65.7
Financial instruments training	16.9	11.3	17.8	10.1
Sub-total	93.1	75.7	91.9	75.8
Total percentage of consolidated revenue	100.0%	100.0%	100.0%	100.0%

Proprietary brands

Real estate training

We began providing basic and advanced real estate investment training in 1992 with our historical flagship brand Russ Whitney ®’s Building Wealth ™. We added to our brand portfolio by offering our customers additional real estate training offerings including Teach Me Foreclosure ™ & Real Estate Investing as well as Making Money from Property with Martin Roberts and Women in Wealth™. In 2008, we suspended sales of our Proprietary brands real estate offerings in the U.S. and Canada. We continue to offer Building Wealth ™, Making Money from Property with Martin Roberts and Women in Wealth™ courses in the United Kingdom.

Cash sales and revenue decreased to $0.8 million and $1.7 million, respectively, in the second quarter of 2010 compared with cash sales and revenue of $2.1 million and $4.0 million, respectively, in the second quarter of 2009.  The decrease in cash sales and revenue is primarily a result of the suspension of sales of Proprietary brands in the U.S. and Canada and a reduction in revenue recognized from course breakage. Revenue from course breakage decreased to $0.3 million in the second quarter of 2010, as compared with $0.6 million in the second quarter of 2009.

Financial instruments training

EduTrades™ , the Proprietary brands financial instruments training division, began operations in July 2002 with the acquisition of Teach Me to Trade ® and began sales in the fourth quarter of 2002. We provide training to avocational investors in financial instruments, such as stocks, options, futures, options on futures and foreign exchange. Our training provides skills and knowledge on trading fundamentals as well as advanced technical analysis to potential investors. We continue to offer Teach Me to Trade ® in the United Kingdom.

Cash sales and revenue decreased to $0.4 million and $0.8 million, respectively, in the second quarter of 2010 compared with cash sales and revenue of $0.6 million and $3.1 million, respectively, in the second quarter of 2009. The decrease in cash sales is primarily due to the discontinuation of our proprietary brands in the U.S. and Canada. Revenue was impacted by recognition of course breakage, which was $0.1 million in the second quarter of 2010 compared with $0.3 million in the second quarter of 2009.

Rich Dad ™ Education

In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad™ Education brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our RDE brands provide investor and entrepreneurship training in the United States, the United Kingdom and Canada.

Real estate training

Cash sales and revenue decreased to $15.3 million and $27.6 million, respectively, in the second quarter of 2010 compared with cash sales and revenue of $27.1 million and $18.8 million, respectively, in the second quarter of 2009.  We believe the decrease in cash sales is primarily attributable to a decrease in consumer spending and tightening credit markets which impacted the housing market and increased the perception of lower profit potential from real estate investments resulting in lower registration and attendance at our events.

Revenue increased significantly despite the decrease in cash sales, which reflects the increase in shipment of DVDs and other alternative training fulfillment methods in accordance with customer contractual terms. In an effort to improve our quality of service to our customers and expand our fulfillment capabilities, we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period which allowed us to meet our obligations to our customers.  Revenue was also impacted by the recognition of course breakage in both the U.S. and U.K totaling $6.5 million.  In the third quarter of 2010 we will have sufficient data to record revenue related to Rich Dad real estate training course breakage for Canada in addition to amounts realized for the U.S. and U.K.

Financial instruments training

Cash sales and revenue in the second quarter of 2010 were $5.1 million and $6.1 million, respectively, compared with $5.5 million and $3.2 million, respectively, in the second quarter of 2009. Revenues in the second quarter of 2010 increased as compared with the second quarter of 2009 primarily due to an increase of DVD shipments of advanced course offerings. The decrease in cash sales in the second quarter of 2010 is primarily due to the decrease in our free preview workshop events, and the impact of the weak economy.

We will not have sufficient historical data necessary to allow us to record course breakage for Rich Dad financial instruments training until fiscal year 2011.

Three Months Ended June 30, 2010, Compared with the Three Months Ended June 30, 2010

Revenue

Revenue for the second quarter of 2010 was $36.2 million as compared with $29.1 million for the same quarter of 2009, an increase of $7.1 million or 24.4%. The increase in revenue in the second quarter of 2010 as compared with the second quarter of 2009 is primarily due to recognition of course breakage revenue on our Rich Dad brands. In the second quarter of 2010, we recorded $6.5 million of breakage on our Rich Dad brands.  Total course breakage revenue recognized for the second quarter of 2010 for all brands was $6.9 million as compared with $0.9 million for the same quarter in 2009. Of the $6.9 million of breakage recorded for the second quarter of 2010, $3.4 million is related to Rich Dad UK. We did not record any Rich Dad breakage in the same period of 2009 as we did not have the historical data to record course breakage on Rich Dad U.S. brands until December 2009 and the Rich Dad UK brands until June 2010.

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions except percentages):

	Three months ended June 30,		% Change	% of total cash received
	2010	2009	2010 vs. 2009	2010	2009
Cash received from course and product sales:
Basic training	$2.3	3.5	(34.3)%	10.7%	9.9%
Advanced training	16.7	25.6	(34.8)	77.3	72.5
Product sales	1.8	2.9	(37.9)	8.3	8.2
Other	0.8	3.3	(75.8)	3.7	9.4
Total cash received from course and product sales	21.6	35.3	(38.8)	100.0%	100.0%
Net change in deferred revenue	14.6	(6.2)	(335.5)
Revenue for financial reporting purposes	$36.2	29.1	24.4%

The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Three months ended June 30,		# Change	% Change	% of category
	2010	2009	2010 vs. 2009	2010 vs. 2009	2010	2009
Number of courses
Free preview workshops	669	830	(161)	(19.4)%	67.4%	66.6%
Basic training	128	195	(67)	(34.4)	12.9	15.7
Advanced live training	143	178	(35)	(19.7)	14.4	14.3
Advanced electronic training	53	43	10	23.3	5.3	3.4
	993	1,246	(253)	(20.3)%	100.0%	100.0%

Number of attending customers
Basic Training	4,417	6,667	(2,250)	(33.7)%	64.9%	61.7%
Advanced live training	1,720	3,109	(1,389)	(44.7)	25.2	29.0
Advanced electronic training	675	999	(324)	(32.4)	9.9	9.3
	6,812	10,775	(3,963)	(36.8)%	100.0%	100.0%

Average customers per paid course
Basic training	34.5	34.2	0.3	0.9%
Advanced live training	12.0	17.5	(5.5)	(31.4)
Average	22.6	26.2	(3.6)	(13.7)

We had approximately 69,500 total registrants during the quarter ended June 30, 2010, compared with approximately 94,200 total registrants during the quarter ended June 30, 2009, a decrease of 26.2%. Approximately 18.9% of the customers attending the free preview workshops purchased one or more of our basic training courses during the second quarter of 2010 as compared with 18.7% of the customers attending the free preview workshops in 2009, a slight increase of 0.2%. For basic training and advanced training courses, the customer pays the course fee at the time of registering for the program. See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Three months ended June 30,
	2010	2009

Television	1.2%	3.0%
Direct mail	8.1	10.8
Website	21.5	27.3
Newspaper	2.0	3.0
Online advertising	62.1	44.3
Radio	5.1	11.6
Total	100.0%	100.0%

Changes in Deferred Revenue

Deferred revenue decreased by $14.6 million in the second quarter of 2010 as compared with an increase of $6.2 million in the second quarter of 2009. This decrease in the deferred revenue balance was primarily due to the decrease in sales of $13.6 million for the second quarter of 2010 as compared with the second quarter of 2009, the recognition of course breakage on our Rich Dad brands of $6.9 million and an increase in fulfillment of our Rich Dad brand courses. We have expanded options for course fulfillment through use of the internet and delivery by DVD for customers in the United States. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses (in millions, except percentages):

	(in millions)		% Change	% of Revenue
	Three months ended June 30,		2010 vs.	Three months ended June 30,
	2010	2009	2009	2010	2009

Product costs	$4.0	$6.2	(35.5)%	11.1%	21.3%
Course events	3.2	4.6	(30.4)	8.8	15.8
Commission, fees and payroll	4.1	3.9	5.1	11.4	13.4
Administrative fees and other	0.7	1.1	(36.4)	1.9	3.7
Total	$12.0	$15.8	(24.1)%	33.2%	54.2%

The decrease in direct course expenses for product costs and course events was primarily attributable to the decrease in the number of events held, the decrease in sales of our Proprietary and RDE brands and improved management and negotiation of seminar hotel rentals and travel expenses. The decreases in the % of revenue for product costs and course events is driven by the decrease in spending and the increase in revenues over the same period. The decrease in administrative fees and other expenses was primarily attributable to reduced number of events and cost reduction efforts. The increase in direct course expenses for commissions, fees and payroll and administrative and other fees is primarily attributable to the recognition of sales commission expenses related to revenue recognized from shipments of DVDs and course breakage.

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

The following table presents the expense categories that comprise advertising and sales expenses for the quarters ended June 30, 2010 and 2009, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions):

	Three months ended June 30,
Expense category	2010		2009
Television	$0.1	1.1%	$0.5	4.2%
Direct mail	0.5	5.4	0.9	7.5
Newspaper and magazine	0.2	2.2	0.6	5.0
Internet and website	3.0	32.6	4.3	35.8
Radio	0.8	8.7	1.6	13.3
Other	0.1	1.2	0.3	2.5
Total media spending	4.7	51.2	8.2	68.3
Telemarketing/outreach sales commissions	0.9	9.8	1.3	10.8
RDE licensing fees	3.6	39.0	2.5	20.9
Advertising and sales expenses	$9.2	100.0%	$12.0	100.0%

Media spending decreased $3.5 million, or 42.7%, in the second quarter of 2010 as compared with the same period in 2009. As a percent of revenues, media spending in the second quarter of 2010 decreased to 13.0% of revenues as compared to 28.2% of revenues for the same period in the prior year. The decrease in media spending as a percentage of revenue was primarily attributable to the reduction in the number of free preview events and decreased media coverage in some markets.  In addition, our media focus and spending continued to trend from television to Internet and website advertising during the second quarter of 2010.

Media spending as a percentage of total media spending is presented in the following table:

	Three months ended June 30,
	2010	2009
Television	2.1%	6.1%
Direct mail	10.6	11.0
Newspaper and magazine	4.3	7.3
Internet and website	63.8	52.4
Radio	17.0	19.5
Other	2.2	3.7
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Three months ended June 30,		% Change	Three months ended June 30,
	2010	2009	2010 vs. 2009	2010	2009
Office and facility costs	$0.7	$1.0	(46.2)%	1.9%	4.5%
Salaries, wages and benefits	2.9	4.1	(29.3)	8.0	14.1
Professional fees	1.7	2.3	(26.1)	4.7	7.9
Other	0.5	0.8	(37.5)	1.4	2.7
Total	$5.8	$8.2	(31.8)%	16.0%	29.2%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of the Company’s continuing efforts to reduce its costs in relation to current business. Salaries, wages and benefits expenses for the second quarter of 2010 decreased by $1.2 million compared with the second quarter of 2009 due to reductions in personnel.

The decrease in professional fees is primarily due to the reduction in legal fees incurred in the second quarter of 2010 as compared with the same period of 2009.  In the second quarter of 2009, legal fees related to ongoing general litigation was $0.8 million as compared with $0.1 million for the same period in 2010.

Income tax provision

Net income tax expense was $0.9 million, an increase of $0.6 million, in the second quarter of 2010 compared with the second quarter of 2009.  For the second quarter of 2010, there were no federal net operating loss carryforwards or alternative minimum tax credits available for the Company, as they had been fully utilized in the fiscal year ended December 31, 2009.  The Company also recorded state income tax expense related to jurisdictions where we did not have net operating losses to offset taxable income.

Six Months Ended June 30, 2010, Compared with the Six Months Ended June 30, 2009

Revenue

Revenue for the first six months of 2010 was $65.8 million as compared with $61.6 million for the same quarter of 2009, an increase of $4.2 million or 6.8%. The increase in revenue in the first six months of 2010 as compared with the first six months of 2009 is primarily due to recognition of course breakage revenue on our Rich Dad brands. In the first six months of 2010, we recorded $6.9 million of breakage on our Rich Dad brands.    We did not record any Rich Dad breakage in the same period of 2009 as we did not have the historical data to record course breakage on Rich Dad brands until December 2009.   Total course breakage revenue recognized for the first six months of 2010 was $7.3 million as compared with $3.9 million for the same period in 2009.

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions except for percentages):

	Six months ended June 30,		% Change	% of total cash received
	2010	2009	2010 vs. 2009	2010	2009
Cash received from course and product sales:
Basic training	$5.2	7.5	(30.7)%	10.6%	10.2%
Advanced training	37.5	56.5	(33.6)	76.4	76.6
Product sales	3.9	5.8	(32.8)	7.9	7.9
Other	2.5	3.9	(35.9)	5.1	5.3
Total cash received from course and product sales	49.1	73.7	(33.4)	100.0%	100.0%
Net change in deferred revenue	16.7	(12.1)	(238.0)
Revenue for financial reporting purposes	$65.8	61.6	6.8%

The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Six months ended June 30,		# Change	% Change	% of category
	2010	2009	2010 vs. 2009	2010 vs. 2009	2010	2009
Number of courses
Free preview workshops	1,424	1,633	(209)	(12.8)%	68.3%	67.0%
Basic training	271	371	(100)	(27.0)	13.0	15.2
Advanced live training	299	347	(48)	(13.8)	14.3	14.2
Advanced electronic training	92	88	4	4.5	4.4	3.6
	2,086	2,439	(353)	(14.5)%	100.0%	100.0%

Number of attending customers
Basic training	9,642	13,902	(4,260)	(30.6)%	65.4%	63.5%
Advanced live training	3,670	5,944	(2,274)	(38.3)	24.9	27.2
Advanced electronic training	1,429	2,032	(603)	(29.7)	9.7	9.3
	14,741	21,878	(7,137)	(32.6)%	100.0%	100.0%

Average customers per paid course
Basic training	35.6	37.5	(1.9)	(5.1)%
Advanced live training	12.3	17.1	(4.8)	(28.1)%
Average	23.4	27.6	(4.2)	(15.2)%

We had approximately 164,500 total registrants during the six months ended June 30, 2010, compared with approximately 198,900 total registrants during the six months ended June 30, 2009, a decrease of 34,400 or 17.3%. Approximately 18.8% of the customers attending the free preview workshops purchased one or more of our basic training courses during the first six months of 2010, the same percentage as in the first six months of 2009. For basic training and advanced training, the customer pays the course fee at the time of registering for the program. See Business segments above for further discussion of cash sales and revenue for financial reporting.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Six months ended June 30,
	2010	2009

Television	1.1%	3.6%
Direct mail	8.5	9.6
Website	21.8	28.4
Newspaper	1.8	3.4
Online advertising	60.9	41.7
Radio	5.9	13.3
Total	100.0%	100.0%

Changes in Deferred Revenue

Deferred revenue decreased by $16.7 million in the first six months of 2010 compared with an increase of $12.1 million in the first six months of 2009. This decrease of the deferred revenue balance is primarily attributable to the result of our expansion of the options for course delivery, the recognition of course breakage on Rich Dad brands and a decline in sales. Additionally, we have implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Six months ended June 30,		% Change	Six months ended June 30,
	2010	2009	2010 vs. 2009	2010	2009

Product costs	$8.2	11.1	(26.1)%	12.5%	18.1%
Course events	8.7	10.4	(16.3)	13.2	16.9
Commission, fees and payroll	7.9	9.0	(12.2)	12.0	14.6
Administrative fees and other	1.7	2.4	(29.2)	2.6	3.9
Total	$26.5	32.9	(19.5)%	40.3%	53.5%

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

The following table presents the expense categories that comprise advertising and sales expenses for the six months ended June 30, 2010 and 2009, respectively, and the expense categories as a percentage of total advertising and sales expenses (in millions, except for percentages):

	Six months ended June 30,
Expense category	2010		2009

Television	$0.3	1.6%	$1.1	4.7%
Direct mail	1.3	6.8	1.5	6.4
Newspaper and magazine	0.5	2.6	1.1	4.7
Internet and website	6.6	34.8	8.3	35.5
Radio	1.7	9.0	3.4	14.5
Other	0.1	0.5	0.4	1.7
Total media spending	10.5	55.3	15.8	67.5
Telemarketing/outreach sales commissions	2.0	10.5	2.4	10.3
RDE licensing fees	6.5	34.2	5.2	22.2
Advertising and sales expenses	$19.0	100.0%	$23.4	100.0%

Media spending decreased by 33.5% for the six months ended June 30, 2010, compared with the same period in 2009. This decrease is primarily due to the decrease in the number of events, improved targeting and increased use of internet advertising.   We continue to redirect our media spending from television to the internet.

Media spending as a percentage of total media spending is presented in the following table:

	Six months ended June 30,
	2010	2009
Television	2.6%	7.0%
Direct mail	12.4	9.5
Newspaper and magazine	4.8	7.0
Internet and website	63.0	52.5
Radio	16.2	21.5
Other	1.0	2.5
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Six months ended June 30,		% Change	Six months ended June 30,
	2010	2009	2010 vs. 2009	2010	2009
Office and facility costs	$1.4	$2.0	(39.1)%	2.1%	3.8%
Salaries, wages and benefits	6.3	7.9	(11.4)	10.7	12.8
Professional fees	2.3	3.9	(41.0)	3.5	6.3
Other	1.1	1.6	(31.3)	1.6	2.6
Total	$11.1	$15.4	(24.8)%	17.9%	25.5%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of the Company’s continuing efforts to reduce its costs in relation to current business conditions.

Impairment of assets

In the first six months of 2010, we recorded impairment charges totaling $0.2 million related to our investment in Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”), whose value we consider impaired because of liens on the property and deteriorating real estate market conditions in Southwest Florida where the property is located. No impairment of assets was recorded in the first six months of 2009. See Note 4 — Impairment of Assets for further discussion.

Restructuring costs

We streamlined our operations during the first six months of 2010 and prepared our internal structure to align with the new licensing agreement with Rich Global. Terms of the proposed new licensing agreement was disclosed in Form 8-K filed with the SEC on May 26, 2010. In connection with this restructuring, we reduced our workforce by 16%.

Income tax provision

During the six months ended June 30, 2010 and 2009, the Company recorded a net income tax expense of $2.0 million and $0.4 million, respectively.  The increase in 2010 is primarily due to the utilization of available net operating loss carry forwards and alternative minimum tax credits in the first six months of 2009, which were not available in 2010. The Company also recorded state income tax expense related to jurisdictions where we did not have net operating losses to offset taxable income.

Known Trends

In general, our financial results for the six months ended June 30, 2010 were adversely affected by decreased demand for our product and services and the continuing economic recession, including the rise in unemployment and the increased cost and decreased availability of consumer credit, particularly in the United States.

We continued to experience a decline in sales of both Proprietary brands and the RDE brands in the second quarter of 2010.  Sales of products and services related to our Proprietary brands were discontinued in the U.S. and Canada in 2008 and are currently sold only in the U.K. Sales of products and services related to the RDE brands, which represent the primary focus of our business, declined during the first six months of 2010 primarily because we reduced the number of events held by 14.5% during the first six months of 2010, as compared with the same period in 2009, due to the increased cost of attracting our customers and lower event profitability. During the first six months of 2010, we shifted our focus to events we believe have higher potential for profitability.  The reduction in events, and the related decline in marketing expenditures, resulted in a decrease in registrants for product and services related to all of the brands we offer of approximately 17.3%.  Total registrants for the first six months of 2010 were approximately 164,500, as compared with 198,900 total registrants for the same period in 2009.  The percentage of customers who attended our workshops and purchased our basic training courses in the first six months of 2010 was approximately 19%, which is flat as a percentage, but generated lower dollars per head as compared with the same period last year. We believe that, while there is still consumer interest in our brand offerings, a combination of deteriorating demand for live seminar events, product fatigue, our price points and the economic environment will continue to have significant impact on our total sales and profitability.

In response to the continued decline in sales and impact to our cash position, we have commenced a repositioning of our offerings from primarily live to primarily digitally-delivered programs which is expected to decrease our cost of fulfillment and improve our profit margin.  In addition, we have modified the live event schedule to limit our events to the markets believed to be the most profitable.  Accordingly, we expect to significantly reduce the number of future live seminar events.  The primary focus of the reduction is expected to be in the U.S., where we plan to decrease our weekly live seminar events by approximately 70% for the remainder of 2010 and in 2011, as compared to 2009.

In addition to the shift in company focus from live seminars to digital delivery, we implemented a reorganization plan that included in a workforce reduction of 55 employees between our Cape Coral, Florida and Murray, Utah offices.  In addition, we implemented a temporary 20% reduction in Company officer compensation.  This reorganization was announced in a Current Report on Form 8-K filed with the SEC on July 22, 2010.  We plan to continue to take steps in 2010 to lower our operating expenses, preserve capital and align our costs with the size of our Company’s projected revenue through other actions, including facilities consolidation, further workforce reductions, vendor renegotiations and media cost reductions.  We continue to pursue the sale of our non-core assets but cannot be assured when as if such sales will be completed.

Liquidity and Capital Resources

Management has evaluated whether we have sufficient liquidity to fund our working capital needs through December 31, 2010.  In its evaluation, management analyzed projected sales and expenses and considered the scalability of our business expenses relative to the size of our revenues.  Significant efforts to control costs through reductions in staff and other cost-cutting measures, as well as potential additional cash flow received in connection with our continued efforts to sell our non-core assets, were also taken into consideration.   However, as we continue to incur negative cash flow, which totaled $5.9 million for the period ended June 30, 2010, management has concluded that we have insufficient working capital to meet our current and projected operating needs, raising substantial doubt about our ability to continue as a going concern.  As a result, our Condensed Consolidated Financial Statements for the quarter ended June 30, 2010 included in this Quarterly Report on Form 10-Q contain a “going concern” explanatory paragraph.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.   However, we sustained recurring negative cash flows from operations over the past two years. Cash and cash equivalents and restricted cash have declined from $37.1 million at December 31, 2008 to $23.5 million and $17.5 million at December 31, 2009 and June 30, 2010, respectively.  Of the $17.5 million of total cash, cash equivalents and restricted cash balances as of June 30, 2010, $4.9 million and $12.6 million were attributable to unrestricted and restricted cash balances, respectively.

Our cash equivalents were and continue to be invested in short-term, liquid, money market funds during the first six months of 2010. Restricted cash balances consist primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors.  Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products. As sales of the products and services related to our Proprietary brand have decreased, our credit card vendors have returned funds held as collateral, resulting in a decrease in our restricted cash balances.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of June 30, 2010, our consolidated deferred revenue was $65.2 million.

Net cash used for operating activities was $5.7 million in the first six months of 2010, compared to $2.0 million for the same period in 2009. This change reflects our decline in cash sales, our increased cost of customer acquisition and our increased focus on fulfillment of courses, which reduced our deferred revenue liability.

Net cash used for investing activities was $0.2 million in the first six months of 2010, compared to cash provided by investing activities of $3.6 million in the same period in 2009. In the first six months of 2009, we received proceeds from the sale of our corporate aircraft of $3.7 million.

Net cash used for financing activities was $0.4 million for the first six months of 2010, compared with $0.3 million for the same period in 2009.  The cash outlay of $0.4 million in the first six months of this year represents payment on a note related to the litigation settlement on our investments in properties in Costa Rica.

We continue to expend financial resources related to certain ongoing investigations by the SEC and DOJ, albeit significantly less than in prior periods. We may incur substantial fees and costs in the future in connection with these investigations and related legal proceedings. We estimate that through June 30, 2010, we have incurred approximately $13.0 million in professional and other external direct costs associated with these matters. The costs of the investigations and legal proceedings may have a material adverse effect on us. These investigations and lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to them will depend upon many unknown factors. The outcome of the investigations and litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. We are not currently able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve these matter, the possible amount of any damages that we may be required to pay, or to what extent our insurance carriers will reimburse us. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

As of the date of this report, we have failed to make royalty payments in an aggregate amount of $831,163 as required under our License Agreement with RDO and Rich Global. We are also currently in default with respect to certain notes issued to M. Barry Strudwick and Susan Weiss pursuant to a settlement and release of certain claims related to previously disclosed litigation involving MDM and other matters.  Under the terms of the settlement and release, we issued two promissory notes that became immediately due and payable upon an event of default on July 25, 2010.  As of the date of this report, the aggregate amount due with respect to the notes is  $2,216,666.  Although we have been working diligently with RDO and Mr. Strudwick and Ms. Weiss to finalize a restructuring or payment plan with respect to these obligations, there is no guarantee that we will reach a mutually agreeable plan with either party.  Failure to reach a mutually agreeable plan would materially adversely affect our business operating results and financial condition to such an extent that we would be forced to substantially revise our business plan, file for bankruptcy, sell assets or cease operations.

We currently project that our available cash balances will not be sufficient to maintain our current and projected operations significantly beyond September 30, 2010, unless there are significant further reductions in staff, completion of the sale of non-core assets, creditor concessions or cash contribution from new business initiatives, none of which can be assured.  Therefore, we anticipate the need for additional capital. We may seek to obtain additional capital

through issuance of equity or debt which may dilute the equity holdings of current investors.   In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and the Company’s financial results and liquidity position. Since the fall of 2008, there has been significant deterioration in the credit, real estateand equity markets that has not fully recovered at the time of this report.  Continuing recessionary conditions in the economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to substantially revise our business plan, file for bankruptcy, sell assets or cease operations and our investors could suffer the loss of a significant portion or all of their investment in us.  The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

Non-core investments

Costa Rica

As of June 30, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively.  We have a 67.5% ownership interest in the entities totaling $1.4 million, which is included in Investments in real estate.  The MDM/MTO investment is accounted for in our consolidated financial statements.  For the six months ended June 30, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $156,000 and $32,000, respectively.

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

In May 2007, we entered into a purchase and sale agreement to sell our 50% ownership to our partner in the joint venture, Gulf Gateway Enterprises, LLC (“GGE”), a Florida limited liability company, for the price of $4.2 million. As a part of this agreement, we loaned GGE an additional $0.3 million to finance the planning and permitting of the property as a residential subdivision. We secured the total receivable of $4.5 million with GGE’s ownership interest in Tranquility Bay as collateral and by receiving a mortgage interest in the land. The note receivable on this property was due and payable on December 31, 2007. On January 23, 2008, we filed a foreclosure lawsuit against Tranquility Bay, GGE, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, who are parties to the mortgage, security agreement and/or guarantee agreement. On May 4, 2009, the parties agreed to a settlement in principle that would result in the Company receiving $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to the real property that is subject to the mortgage and the membership interests of Tranquility Bay. Under the terms of the settlement, if the Company received title to the real property it would be required to attempt to sell the property for an agreed minimum price and distribute the net proceeds of such sale among itself and former members of Tranquility Bay. Dunlap failed to make the agreed upon settlement payment by July 6, 2009. The Company entered into negotiations with Dunlap pursuant to which the payment date under the note would be extended; however, such negotiations were not successful. On August 25, 2009, the Company exercised its rights under the settlement agreement to receive the controlling membership interest in Tranquility Bay and control the real property that is owned by Tranquility Bay. The fair value of the real property is included in Investments in real estate at June 30, 2010.

Off-Balance Sheet Arrangements

At June 30, 2010, we had no off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K that had or are reasonably expected to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Recently Issued Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q for more information on recently issued accounting pronouncements.

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

Our management, with the participation and oversight of our Interim Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of the date of this report, we believe we have remediated the following material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2009 Annual Report on

Form 10-K for the year ended December 31, 2009, however, we have not completed the required testing to document our remediation efforts.  As a result, the following items remain as material weaknesses in our internal controls at June 30, 2010:

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

b) Changes in Internal Control over Financial Reporting

As described more fully in the section entitled “Item 9A (T) Controls and Procedures” in our 2009 Annual Report, our Board of Directors, various Board committees and our senior management team are developing and implementing new processes and procedures governing our internal controls over financial reporting. We believe that these measures have remediated certain material weaknesses we had identified as of December 31, 2009, and have strengthened our internal control over financial reporting and disclosure controls and procedures at June 30, 2010. Under the direction of our Interim Chief Executive Officer and Chief Financial Officer, we will continue to review and revise, as warranted, the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address the remaining material weaknesses at June 30, 2010.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 12 — Contingencies — Litigation in the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM I of this Quarterly Report for information about legal proceedings in which we are involved.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A.  “Risk Factors” of our 2009 Annual Report on Form 10-K filed with the SEC on April 15, 2010, which could materially affect our business, financial condition or future results of operations.  Other than the addition of the risk factors below, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K. These risks are not the only risks that we may face. Additional risks and uncertainties not currently known to the Company or that management deems to be immaterial may materially affect our business, financial condition and/or results of operations adversely.

Failure to reach an agreement to repay or restructure the notes issued in connection with settlement memorandum with M. Barry Strudwick, Susan Weiss and certain other parties providing for settlement and release of certain claims with respect to our previously disclosed litigation relating to MDM and other matters could adversely impact our ability to continue as a going concern.

On September 13, 2009, we, together with Russell A. Whitney, our former Chief Executive Officer, entered into a settlement memorandum with M. Barry Strudwick, Susan Weiss and certain other parties providing for settlement and release of certain claims with respect to its previously disclosed litigation relating to MDM and other matters.  Under the terms of the Settlement Memorandum, we agreed to pay Mr. Strudwick and Ms. Weiss a total of $3.8 million, $1.2 million of which was paid in 2009.  We issued two promissory notes for the remaining $2.6 million, one in the amount of $2.3 million (the “First Note”) and the other in the amount of $300,000 (the “Second Note” and, together with the First Note, the “Notes”).  The First Note bears interest at a rate of 6% per annum and is payable in equal quarterly principal and interest payments over a 3 year period.  Late payments on the First Note accrue interest at a rate of 8% per annum.  The Second Note bears interest at a rate of 8% per annum and is payable over 4 years, with quarterly interest-only payments in years one through three, and quarterly principal and interest payments in the fourth year.  The Notes are to be secured by our interests in (i) MDM and in that certain hotel property in Costa Rica operated for the benefit of MDM and (ii) Tranquility Bay, undeveloped real property in Lee County, Florida.

We missed payments of approximately $220,337.00 and $5,983.00 with respect to the First Note and Second Note, respectively, which were due on July 15, 2010, which nonpayment became an event of default on July 25, 2010. In the event of default, the total unpaid amounts under the Notes become immediately due and payable.  As of the date of this report, the amount of principal due upon acceleration is $1,916,666 under the First Note and $300,000 under the Second Note and both have been classified in current liabilities in our Consolidated Balance Sheet as of June 30, 2010. On July 30, 2010, the parties agreed to a forbearance.  Under the terms of the forbearance, the holders of the Notes agreed to forbear from enforcing their rights and remedies under the Notes and the Settlement Memorandum for a period ending August 13, 2010 in consideration of the payment of $50,000 we made on July 30, 2010 to be applied against our obligations under the Notes.  As the forbearance period has ended, the holders may attempt to fully exercise their rights and remedies under the Notes and Settlement Memorandum, subject to any applicable defenses we may have.  We continue to consider and discuss plans to repay or restructure the Notes with the holders of the Notes. Although we intend to work diligently with the holders of the Notes to finalize a repayment or restructuring plan, there is no guarantee that we will reach a mutually agreeable plan.  The Company is currently in discussions with the holders of the Notes regarding payment of the amounts due.   Failure to reach a mutually agreeable plan could materially adversely affect our financial condition to such extent that we may be forced to substantially revise our business plan, file for bankruptcy, sell assets or cease operations.

Our failure to remain in compliance with certain covenants under the License Agreement with RDO and Rich Global could result in the termination of our license to the Rich Dad brand, which would materially adversely impact our business operating results and financial condition.

As of the date of this report, RDO has the option to declare us in default on certain royalty payment obligations owed under our License Agreement with them and Rich Global.   Under the License Agreement we are required to pay (i) to RDO a current royalty of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues related to the Rich Dad brands. Failure to make any payments required under the License Agreement gives rise to an option in favor of RDO of declaring a default.  If RDO chooses to declare us in default, and we fail to cure that default within 30 days of receipt of notice from RDO, RDO may, at its sole and absolute discretion, declare a material breach of License Agreement and terminate the agreement effective immediately.  We failed to make the deferred royalty payment of $309,401 into the escrow account for June and failed to make the current royalty and deferred royalty payments for July of $195,661 and $326,101, respectively, to RDO and into the escrow account, respectively. Although we have been working with RDO to structure a plan to make such payments, and they have not yet declared us in default, there is no guarantee that they will not do so in the future.  For the six months ended June 30, 2010, Rich Dad™ Education offerings represented approximately 91.9% of our revenue.  If RDO declares us in default on these obligations, it would materially adversely affect our business operating results and financial condition to such an extent that we would be forced to substantially revise our business plan, file for bankruptcy, sell assets or cease operations.

Our financial statements have been prepared assuming that we will continue as a going concern.

Management has evaluated whether we have sufficient liquidity to fund our working capital needs through December 31, 2010.  In its evaluation, management analyzed projected sales and expenses and considered the scalability of our business expenses relative to the size of our revenues.  Significant efforts to control costs through reductions in staff and other cost-cutting measures, as well as potential additional cash flow received in connection with our continued efforts to sell our non-core assets, were also taken into consideration.   However, as we continue to incur negative cash flow, which totaled $5.9 million for the period ended June 30, 2010, management has concluded that we have insufficient working capital to meet our current and projected operating needs, raising substantial doubt about our ability to continue as a going concern.  Although we are actively pursuing the sale of our non-core assets, we cannot be assured when as if these sales will be completed.  As a result, our Condensed Consolidated Financial Statements for the quarter ended June 30, 2010 included in this Quarterly Report on Form 10-Q contain a “going concern” explanatory paragraph.  Based upon results of our operations for the six months ended June 30, 2010 and the trends occurring in our business after the second quarter and through the issuance date of report and projected for the remainder of 2010, we may not have sufficient liquidity necessary to sustain operations for the next twelve months.

We currently project that our available cash balances will not be sufficient to maintain our operations significantly beyond September 30, 2010, unless there are significant further reductions in staff, completion of the sale of non-core assets, creditor concessions or cash contribution from new business initiatives, none of which can be assured.  Therefore, we anticipate the need for additional capital to continue our operations. We may seek to obtain additional capital through issuance of equity or debt which may dilute the equity holdings of current investors.  In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and our financial results and liquidity position.  Since the fall of 2008, there has been significant deterioration in the global credit and equity markets that has not fully recovered at the time of this report.  Continuing recessionary conditions in the global economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations.  As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders.  If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to substantially revise our business plan, file for bankruptcy, sell assets or cease operations and our investors could suffer the loss of a significant portion or all of their investment.  The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On September 13, 2009, we, together with Russell A. Whitney, our former Chief Executive Officer, entered into a settlement memorandum with M. Barry Strudwick, Susan Weiss and certain other parties providing for settlement and release of certain claims with respect to its previously disclosed litigation relating to MDM and other matters.

Under the terms of the Settlement Memorandum, we agreed to pay Mr. Strudwick and Ms. Weiss a total of $3.8 million, $1.2 million of which was paid in 2009.  We issued two promissory notes for the remaining $2.6 million, one in the amount of $2.3 million (the “First Note”) and the other in the amount of $300,000 (the “Second Note” and, together with the First Note, the “Notes”).  The First Note bears interest at a rate of 6% per annum and is payable in equal quarterly principal and interest payments over a 3 year period.  Late payments on the First Note accrue interest at a rate of 8% per annum.  The Second Note bears interest at a rate of 8% per annum and is payable over 4 years, with quarterly interest-only payments in years one through three, and quarterly principal and interest payments in the fourth year.  The Notes are to be secured by our interests in (i) MDM and in that certain hotel property in Costa Rica operated for the benefit of MDM and (ii) Tranquility Bay, undeveloped real property in Lee County, Florida. We missed payments of approximately $220,337.00 and $5,983.00 with respect to the First Note and Second Note, respectively, which were due on July 15, 2010, which nonpayment became an event of default on July 25, 2010. In the event of default, the total unpaid amounts under the Notes become immediately due and payable.  As of the date of this filing, the amount of principal due upon acceleration is $1,916,666 under the First Note and $300,000 under the Second Note and both have been classified in current liabilities in our Consolidated Balance Sheet as of June 30, 2010. On July 30, 2010, the parties agreed to a forbearance.  Under the terms of the forbearance, the holders of the Notes agreed to forbear from enforcing their rights and remedies under the Notes and the Settlement Memorandum for a period ending August 13, 2010 (the “Forbearance Period”) in consideration of the payment of $50,000 we made on July 30, 2010 to be applied against our obligations under the Notes.  As the forbearance period has ended, the holders may attempt to fully exercise their rights and remedies under the Notes and Settlement Memorandum, subject to any applicable defenses we may have.  We continue to consider and discuss plans to repay or restructure the Notes with the holders of the Notes. Although we intend to work diligently with the holders of the Notes to finalize a repayment or restructuring plan, there is no guarantee that we will reach a mutually agreeable plan.  The Company is currently in discussions with the holders of the Notes regarding payment of the amounts due.

ITEM 4.  (REMOVED AND RESERVED)

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Title	Method of filing

31.1	Certification of Interim Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

32.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGRENT INC.

Dated: August 23, 2010	By:	/s/ Steven C. Barre
Steven C. Barre
Interim Chief Executive Officer

Dated: August 23, 2010	By:	/s/ Anne M. Donoho
Anne M. Donoho
Chief Financial Officer