Form 10-Q
period 2010-09-30
TIGRENT INC
filed 2010-11-12
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 13,028,587 shares of common stock outstanding as of November 5, 2010.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,044	$10,764
Restricted cash	12,631	12,725
Deferred course expenses, current portion	11,001	15,368
Notes receivable, current portion	3,747	226
Prepaid expenses and other current assets	961	2,184
Inventory	225	506
Total current assets	32,609	41,773
Notes receivable, net of current portion	—	6,636
Property and equipment, net	2,173	3,396
Investments in real estate	1,508	2,377
Other assets	285	237
Total assets	$36,575	$54,419

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,106	$3,741
Income taxes payable	1,603	1,450
Accrued course expenses	1,019	1,341
Other accrued expenses	4,629	4,831
Accrued salaries, wages and benefits	648	542
Long term debt, current portion	3,802	854
Deferred revenue, current portion	58,467	81,404
Total current liabilities	73,274	94,163
Long-term debt, net of current portion	1,258	4,667
Other long term liabilities	629	531
Total liabilities	75,161	99,361

Commitments and contingencies

Tigrent’s stockholders’ deficit:
Preferred stock	—	—
Common stock	3,171	2,591
Paid-in capital	2,529	2,584
Cumulative foreign currency translation adjustment	(577)	21
Accumulated deficit	(43,709)	(48,872)
Total Tigrent’s stockholders’ deficit	(38,586)	(43,676)
Noncontrolling interest	—	(1,266)
Total stockholders’ deficit	(38,586)	(44,942)
Total liabilities and stockholders’ deficit	$36,575	$54,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Revenue	$26,525	$47,820	$92,296	$109,421

Direct course expenses	11,879	17,630	38,407	50,567
Advertising and sales expenses	6,601	14,829	25,564	38,245
General and administrative expenses	5,419	7,536	17,260	22,900
Impairment of assets	4,396	—	4,617	350
Litigation settlement expenses	—	3,948	—	3,948

Income (loss) from operations	(1,770)	3,877	6,448	(6,589)

Other income, net	73	116	23	310

Income (loss) before income taxes	(1,697)	3,993	6,471	(6,279)

Income tax benefit (provision)	516	(63)	(1,445)	(436)

Net income (loss)	(1,181)	3,930	5,026	(6,715)

Net income (loss) attributable to the noncontrolling interest	—	817	183	(7,443)

Net income (loss) attributable to Tigrent Inc.	$(1,181)	$3,113	$4,843	$728

Basic and diluted net income (loss) per share attributable to Tigrent Inc. common stockholders	$(0.09)	$0.27	$0.39	$0.06

Basic and diluted weighted average shares outstanding	13,029	11,739	12,306	11,739

Comprehensive income (loss):
Net income (loss)	$(1,181)	$3,930	$5,026	$(6,715)
Foreign currency translation adjustments	(440)	(455)	55	(1,687)
Comprehensive income (loss):	(1,621)	3,475	5,081	(8,402)
Comprehensive income (loss) attributable to noncontrolling interest	—	565	380	(8,019)
Comprehensive income (loss) attributable to Tigrent Inc.	$(1,621)	$2,910	$4,701	$(383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$5,026	$(6,715)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	641	768
Impairments of assets	4,617	350
Forgiveness of accrued expenses, net of tax	1,061	—
Litigation settlement through issuance of secured long-term debt	—	2,600
Share-based compensation expense	(55)	33
Equity loss from investments in real estate	229	57
Changes in operating assets and liabilities:
Restricted cash	94	627
Deferred course expenses	4,327	696
Inventory	281	447
Other assets	(8)	(127)
Prepaid expenses and other current assets	1,223	(518)
Accounts payable	(635)	(1,301)
Income taxes payable	153	(1,293)
Deferred revenue	(22,833)	(4,704)
Accrued course expenses	(322)	(273)
Accrued salaries, wages and benefits	106	(96)
Other accrued expenses	185	(1,441)
Other liabilities	(124)	(148)
Net cash used in operating activities	(6,034)	(11,038)

Cash flows from investing activities:
Purchases of property and equipment	(195)	(163)
Proceeds from repayment of notes receivable	147	145
Investments in and advances to related parties	(246)	(195)
Proceeds from sales of assets	14	3,748
Net cash (used in) provided by investing activities	(280)	3,535

Cash flows from financing activities:
Distributions to noncontrolling interest	—	(256)
Payments on secured and unsecured debt	(461)	(59)
Net cash used in financing activities	(461)	(315)

Effect of foreign currency exchange rates on cash and cash equivalents	55	(1,687)

Net decrease in cash and cash equivalents	(6,720)	(9,505)
Cash and cash equivalents at beginning of period	10,764	23,594
Cash and cash equivalents at end of period	$4,044	$14,089

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009 (“2009 Annual Report”) as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010. Certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the applicable provisions of Regulation S-K and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are considered necessary to make a fair presentation of its financial position and operating results have been included. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.

Going Concern

Management has evaluated whether we have sufficient liquidity to fund our working capital needs through December 31, 2010 and through 2011.  In its analysis, management analyzed projected sales and expenses and considered the scalability of our business expenses relative to the size of our revenues.  Significant efforts to control costs through reductions in staff and other cost-cutting measures, as well as potential additional cash flow from our continued efforts to sell our non-core assets, were taken into consideration.   We continue to incur a negative cash flow (totaling $6.7 million for the nine months ended September 30, 2010) primarily due to the on-going challenges with our business.  Management currently projects that our available cash balances may not be sufficient to maintain our operations beyond December 31, 2010, when considering all of the operational and external risks and uncertainties. These risks and uncertainties include, but are not limited to, the sale of our remaining non-core assets (which could be subject to further deterioration of fair value), creditor concessions, cash contributions from new and ongoing business initiatives, negative outcomes from SEC and DOJ investigations and current and potential future litigation matters. Therefore, management has concluded that we are not adequately capitalized, raising doubts about our ability to continue as a going concern beyond December 31, 2010.  Our financial statements as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and 2009 are prepared assuming we will continue as a going concern and do not include any adjustments that might result from our inability to meet our obligations and continue our operations.

Management’s Plan

In response to the continued decline in profitability and the related impact on our cash position, we have significantly reduced the number of live events, eliminated historically weak markets for live events and reduced the frequency in which we visit any one particular market. We believe these actions may improve the profitability of each event remaining on the live event schedule. While we implemented many of these changes early in 2010, upon reevaluation, we made additional significant modifications in the third quarter of 2010 and may make further modifications going forward as we attempt to optimize our operating structure.  The primary focus of the reduction of scheduled events is in the U.S. In addition, we are striving to fulfill more of our advanced courses online in an effort to reduce costs. During the fourth quarter of 2010, we plan to continue development and testing of digitally-delivered programs, which are expected to decrease our event and fulfillment costs and lower our marketing costs.

In 2010, we implemented reductions in staff to align with our anticipated sales level. In addition, we have decreased occupancy costs and have reduced operating costs in all areas.  Many of these cost-cutting actions occurred during the third quarter of 2010. In October 2010, we sold two of our non-core assets and will continue to pursue the sale of the remaining non-core assets but cannot be assured when or if such sales will be completed.  We are also in current discussions with some of our larger creditors to re-negotiate amounts owed.  The sufficiency of our cash resources is dependent on these actions.

We may seek to obtain additional capital through issuance of equity which may dilute the equity holdings of current investors.  In addition, we may seek to borrow additional capital from institutional and commercial banking sources or other sources to fund our operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that may reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and our financial results and liquidity position.

If we cannot generate the required revenues to sustain our operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, file for bankruptcy or cease operations, which could cause our investors to suffer the loss of a significant portion or all of their investment in us.  The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Summary of Significant Accounting Policies

Our significant accounting policies are discussed in Note 2 - Significant Accounting Policies and Related Information of our audited consolidated financial statements for the fiscal year ended December 31, 2009, included in the 2009 Annual Report. These accounting policies have not changed significantly during the nine months ended September 30, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB’) issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for us with the reporting period beginning January 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  Under this new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price method is required. The new guidance eliminates the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

Note 3 — Notes Receivable

Notes receivable consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida. (a)	$3,638	$6,681
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader™ software revenue. Payable in 36 equal monthly installments through September 2011.	109	181
Total of notes receivable	3,747	6,862
Less: current portion (a)	(3,747)	(226)
Notes receivable, net of current portion	$—	$6,636

(a)  As discussed more fully in Note 13 — Subsequent Events, we sold this note to an unrelated third party on October 5, 2010.  As a result, we recognized an impairment charge of $3.0 million (See Note 4—Impairment of Assets) during the quarter ended September 30, 2010, and reclassified the note receivable as a current asset at September 30, 2010.

Note 4—Impairment of Assets

We performed impairment testing of our long-lived assets in accordance with the applicable accounting literature. We test for impairment annually or when events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. In accordance with ASC 820, Fair Value Measurements and Disclosures, we used Level 3 inputs, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities, to measure estimated fair market values. In estimating fair market values we used market indicators such as appraisals, recent market activity and other related information.

For the nine months ended September 30, 2010, we recorded $4.6 million in impairment charges consisting of the following (in thousands):

Note receivable collaterized by land and building (SCB building) (a)	$2,968
Investment in real estate (Tranquility Bay) (b)	726
Investment in real estate (Costa Rica) (c)	160
Land and building (corporate office) (d)	641
Software	122
Total	$4,617

(a) As discussed more fully in Note 13 — Subsequent Events, we sold this note to an unrelated third party on October 5, 2010. Based on the known transaction value, albeit subsequent to the end of the current reporting period, the Company recorded an impairment charge during the period ended September 30, 2010 to decrease the note’s value to its fair market value.

(b) As discussed more fully in Note 13 — Subsequent Events, in October 2010, we transferred title of Tranquility Bay in exchange for a credit to us of $300,000 against sums due and coming due under the notes and a deferral of further payments under the notes until February 15, 2011 (see Note 7 — Long-Term Debt). Based on the value received from this exchange, we recorded an additional impairment charge of $0.5 million during the quarter ended September 30, 2010. We previously recorded an impairment charge on this property of $0.2 million during its quarter ended March 31, 2010.

(c) We made inquiries regarding the salability of its non-core real estate investment in Costa Rica and as a result of this process, determined that the book value of our investment was higher than the estimated fair value and recorded an impairment charge, accordingly, during the quarter ended September 30, 2010.

(d) We have been in discussions with a real estate brokers regarding the potential sale of our corporate headquarters. Based on the estimated fair value, we recorded an impairment charge during the quarter ended September 30, 2010.

Note 5 — Certain Relationships and Related Transactions

As of September 30, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively. We have a 67.5% ownership interest in the entities totaling $1.2 million, which is included in Investments in real estate. The MDM/MTO investment is accounted for in our consolidated financial statements. For the nine months ended September 30, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $229,000 and $57,000, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A. (“MDL”), which owns a one-third interest in Monterey Group, S.A. (“MG”), whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50% of MDL and 22% of MG. MDL and MG are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities.

A committee of the Board of Directors is responsible for reviewing Costa Rica transactions regarding compliance with the applicable governance and related party transaction requirements.

As discussed more fully in Note 10 — Stockholders’ Deficit and Noncontrolling Interest, in May 2010, the Company entered into new agreements with the Rich Global, LLC and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which the Company licenses and operates under the Rich Dad brand.  In accordance with the terms of the license agreement, the Company paid RDO, approximately $3.2 million during the nine months ended September 30, 2010.  As discussed more fully in Note 12 — Contingencies, the Company owed approximately $1.8 million of current and deferred royalty payments as of September 30, 2010, which is included in Other accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2010.

Note 6 — Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  Management evaluates our ability to realize its deferred tax assets on an annual basis and adjusts its valuation allowance when it believes that it is more likely than not that all or a portion of the asset will not be realized. Management has determined that it is more likely than not that the net deferred tax assets will not be realized, and therefore a full valuation has been recorded on the net deferred tax assets.

Our net deferred tax asset balances as of September 30, 2010 and 2009 were comprised primarily of deferred revenue offset by deferred expenses, and foreign net operating losses, and were both reduced by a full valuation allowance. At September 30, 2010, the Company had foreign and state net operating loss carryforwards of approximately $21.5 million. The effective income tax rate differs from the federal statutory rate primarily due to foreign rate differentials, state income taxes, and valuation allowance. For the nine months ended September 30, 2010 the valuation allowance decreased $1.1 million.

On March 17, 2009 we were notified by the Internal Revenue Service (“IRS”) that our Company’s federal tax returns for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 are under examination. We believe that our accruals for tax liabilities are adequate. However, as tax regulations are subject to interpretation and tax litigation is inherently uncertain, estimates used in the determination of our tax liability may not be representative of actual outcomes.

Note 7 — Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Notes payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate with $2.6 million due at maturity (April 2016) and is unsecured (a)	$2,848	$2,878
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $2.3 million in September 2009 (the “First Note “). Principal and interest payable quarterly at 6.00% interest rate beginning in 2010. Maturity in October 2012 and are to be secured by interests in MDM and Tranquility Bay. (b)	1,901	2,300
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $0.3 million in September 2009 (the “Second Note”). Interest payable quarterly at an 8% interest interest rate beginning in 2010. Principal and interest payable quarterly beginning in 2013. Maturity in January 2014 and are to be secured by interest in MDM and Tranquility Bay. (b)	300	300
Other installment notes payable for equipment financing	11	43
Total long-term debt	5,060	5,521
Less: current portion	(3,802)	(854)
Long-term debt, net of current portion	$1,258	$4,667

(a)  As discussed more fully in Note 13 — Subsequent Events, we sold the note receivable collaterized by the land and building in Central Florida to an unrelated third party on October 5, 2010.  In conjunction with this sale, we satisfied the notes payable in October 2010. As a result, we reclassified the note payable as a current liability at September 30, 2010.

(b) As of September 30, 2010, the carrying values of MDM/MTO and Tranquility Bay are $1.2 million and $0.3 million, respectively. See Note 12 — Contingencies - Litigation for further discussion of MDM, Tranquility Bay and litigation involving M. Barry Strudwick and Susan Weiss. These notes are to be secured by our interests in (i) MDM and in that certain hotel property in Costa Rica operated for the benefit of MDM and (ii) Tranquility Bay, undeveloped real property in Lee County, Florida. We missed payments of approximately $220,337 and $5,983 with respect to the First Note and Second Note, respectively, which were due on July 15, 2010, which nonpayment became an event of default on July 25, 2010, resulting in the acceleration of the amounts due and payable on the notes. As discussed more fully in Note 13 — Subsequent Events, in October, 2010, we transferred ownership of Tranquility Bay in exchange for a $300,000 credit against payments due under the notes in July 2010 and October 2010 along with the deferral of certain other monies owed under the notes until February 15, 2011.

Note 8 — Net Income per Share

Basic net income per share is calculated using the weighted average number of common stock outstanding. Diluted income per share reflects the potential dilution that could occur from common stock issuable through stock options, warrants and restricted performance shares, as appropriate. As of September 30, 2010, and September 30, 2009, in accordance with the treasury stock method, there were no dilutive effects from outstanding stock options or warrants. There were stock options to purchase 75,500 shares of common stock and no warrants outstanding as of September 30, 2010, and stock options to purchase 201,350 shares of common stock and warrants to purchase 690,719 shares of common stock outstanding as of September 30, 2009. See Note 9 — Stock Option and Incentive Plans for further discussion of stock options and restricted performance shares.

Note 9 — Stock Option and Incentive Plans

1998 Stock Option Plan

Our 1998 Stock Option Plan (“1998 Plan”) provided for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. The 1998 Plan expired on August 30, 2008, but options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested. Employees, directors and consultants were eligible to receive awards under the 1998 Plan. The exercise price of a stock option grant under the 1998 Plan was not less than the market price of our common stock on the date of the grant and no options had a term of more than ten years. Options granted under the 1998 Plan typically vested as follows: 25% of the options vested on the grant date, an additional 25% vested on the first anniversary of the grant date, another 25% vested on the second anniversary of the grant date, and 100% of the shares vested on the third anniversary of the grant date, although the Compensation Committee had discretion to approve a different vesting period. All options expire ten years from the date of grant.

2009 Incentive Plan

Our 2009 Incentive Plan (“Incentive Plan”), which was approved by our shareholders on September 2, 2009, provides for the issuance of up to 1.3 million shares of our common stock. The Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, directors, management and consultants are eligible to receive awards. The purpose of the Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similar companies and align the interest of employees and directors with those of our shareholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.  In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement with our former Chief Executive Officer, providing for the issuance of 600,000 restricted shares of our Common Stock, which vest in accordance with certain market and service conditions. Effective March 16, 2010, our Chief Executive Officer was no longer employed by us, and these shares were forfeited on June 14, 2010.  As of September 30, 2010, no awards are outstanding under the Incentive Plan.

Note 10 — Stockholders’ Deficit and Noncontrolling Interest

The following reflects the equity activity, including our noncontrolling interest, for the period ended September 30, 2010 (in thousands):

	Tigrent Inc.
			Cumulative
			foreign
			currency		Non-	Total
	Common	Paid-in	translation	Accumulated	controlling	stockholders’
	stock	capital	adjustment	deficit	interest	deficit
Balance at December 31, 2009	$2,591	$2,584	$21	$(48,872)	$(1,266)	$(44,942)
Purchase of noncontrolling interest, net of tax (a)	580	—	(456)	320	886	1,330
Forfeiture of restricted shares	—	(55)	—	—	—	(55)
Foreign currency translation adjustment	—	—	(142)	—	197	55
Net income	—	—	—	4,843	183	5,026
Balance at September 30, 2010	$3,171	$2,529	$(577)	$(43,709)	$—	$(38,586)

(a)  On May 26, 2010, we entered into definitive agreements with Rich Global, LLC (“Rich Global”) and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which we license and operate under the Rich Dad brand.  Rich Global and RDO (collectively, the “Rich Dad Parties”) are entities controlled by Robert and Kim Kiyosaki.  We entered into a (i) License Agreement, dated May 26, 2010 (the “License Agreement”), with the Rich Dad Parties, with respect to the Rich Dad brand, and (ii) Settlement Agreement and Release, dated May 26, 2010 (the “Settlement Agreement”), with the Rich Dad Parties, related to our previous licensing agreement for the Rich Dad brand and which commits the parties to enter into a cooperative marketing agreement that contemplates the development and implementation of improved customer contact management strategies.

The License Agreement is for a term of approximately five years or until December 31, 2014.  Rich Global is a consenting party to the License Agreement with respect to the use of its database. The License Agreement gives us the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The License Agreement provides that we must establish escrow and cash collateral accounts in an aggregate amount equal to 30% of our deferred revenues during the term of the License Agreement (“Reserve Goal”). The purpose of the escrow and cash collateral accounts is to ensure that we can fulfill our contractual commitments to the customers who purchased the Rich Dad and Tigrent courses. Until the Reserve Goal has been met, we will pay (i) to RDO a current royalty (“current royalty”) of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues (“unfulfilled royalty”) related to the Rich Dad brands.  Under the License Agreement, the term “Gross Revenues” means gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement.

In addition, we will pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in our accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from Rich Dad Education, LLC (“RDE”) made available to us) exceeds $6 million. Our merchant deposit reserve funds will also be credited to the Reserve Goal.  After the Reserve Goal has been met, we will pay to RDO royalty payments equal to 10% of Gross Revenue related to the Rich Dad brands in lieu of paying the current royalty to RDO and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeds the Reserve Goal, the excess funds may be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDO. In addition, on a quarterly basis, RDO may withdraw 40% of payments into the escrow account during the prior three-month period.

The License Agreement contains covenants relating to performance standards and cash operating profits. We are limited in making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDO. We must also consult with RDO prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDO has the right to allow one representative to observe all meetings of our Board of Directors in a non-voting capacity.

In accordance with the Settlement Agreement, we issued 9.9% of our outstanding common stock (1,290,000 shares) to Rich Global and redeemed Rich Global’s 49% interest in RDE, the limited liability company that was formed by Rich Global and us to operate the Rich Dad business. Our common stock issued to Rich Global is subject to a shareholder agreement with us, that gives Rich Global demand and piggyback registration rights after January 1, 2011. The Company and Rich Global transferred the RDE assets to the Company, except the data base of customer names and customer leads, resulting in full ownership by us of the business previously conducted by RDE.  We and Rich Global agreed to dissolve RDE, and terminate the license and administrative services agreements associated with RDE. We have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. We have agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release us from specific claims that it made against us and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposes enhanced cooperation in advertising, marketing, and educational programs between us and RDO through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

Note 11— Segment Information

We operate primarily in two business segments, Proprietary brands and Rich Dad ™ Education. Our revenue is generated through the sale of real estate and financial instruments training courses, programs and products and is categorized into segments depending on the channel under which the customer was acquired. Operating results for the reportable segments are evaluated regularly by executive management.

Our segment revenue and gross profit are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment revenue:
Proprietary Brands:
Real estate training	$1,356	$3,827	$5,136	$12,574
Financial instruments training	560	2,123	2,097	8,278
Sub-total	1,916	5,950	7,233	20,852
Rich Dad™ Education:
Real estate training	21,254	35,402	69,989	75,923
Financial instruments training	3,355	6,468	15,074	12,646
Sub-total	24,609	41,870	85,063	88,569
Total consolidated revenue	$26,525	$47,820	$92,296	$109,421

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment gross profit (1):
Proprietary Brands:
Real estate training	$309	$10,368	$4,005	$10,581
Financial instruments training	(64)	3,073	(261)	4,470
Sub-total	245	13,441	3,744	15,051
Rich Dad ™ Education:
Real estate training	13,204	15,714	42,577	34,496
Financial instruments training	1,197	1,035	7,568	4,307
Sub-total	14,401	16,749	50,145	38,803
Total consolidated gross profit	$14,646	$30,190	$53,889	$53,854

(1) Segment gross profit is calculated as revenue less direct course expenses and is impacted by inter-segment fulfillment charges.

	September 30,	December 31,
	2010	2009
Segment identifiable assets:
Proprietary Brands:
Real estate training	$1,809	$2,880
Financial instruments training	376	754
Sub-total	2,185	3,634
Rich Dad ™ Education:
Real estate training	20,463	26,954
Financial instruments training	4,626	4,482
Sub-total	25,089	31,436
Corporate	9,301	19,349
Total consolidated identifiable assets	$36,575	$54,419

For the nine months ended September 30, 2010, 77.1% of our revenue was generated domestically and 22.9% was generated internationally.  For the nine months ended September 30, 2009, 87.5% of our revenue was generated domestically and 12.5% was generated internationally.

Note 12 — Contingencies

Litigation

On November 14, 2006, we were notified by the SEC that it is conducting a formal, nonpublic investigation to determine whether we complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market training programs and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation, though neither we nor any of our subsidiaries or present or former directors or officers have been charged by the SEC.

On December 11, 2006, we received a subpoena from the Department of Justice (“DOJ”) requesting documents and information in connection with their investigation of our marketing activities from January 1, 2002 to the present. We were notified that a grand jury investigation related to this matter had commenced.  Neither we nor any of our subsidiaries have been charged in any indictment, and none of our present or former directors or officers have been charged in any indictment.

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf and David Gengler, two former independent contractors, with one count of conspiracy to commit mail fraud and wire fraud.  Woolf and Gengler were alleged in the indictment to have been independent contractors of our EduTrades, Inc. (“EduTrades”) subsidiary at the time of their alleged criminal activities. The defendants are no longer independent contractors for either us or any of our subsidiaries.  On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for EduTrades.  On April 13, 2009, a trial was commenced on the criminal charges in the U.S. District Court in Alexandria, Virginia (“Virginia Court”). On May 7, 2009, the jury returned a guilty verdict as to both Woolf and Gengler.  On June 11, 2009, Woolf and Gengler filed a joint motion for a judgment of acquittal or in the alternative for a new trial (“Motion for Judgment of Acquittal”). On October 23, 2009, the Court issued its Order and Memorandum Opinion granting the Motion for Judgment of Acquittal on the basis of insufficient evidence to prove that Woolf or Gengler devised or knowingly participated in a scheme to defraud as alleged in the indictment and dismissing the indictment of Woolf and Gengler and finding that should the Court’s judgment of acquittal be reversed or vacated the interests of justice require a new trial.  On November 23, 2009 the United States filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit to attempt to reverse the district court’s order on October 23, 2009, which granted defendants’ joint motion for judgment of acquittal; dismissed the indictment; and conditionally granted defendants a new trial if the judgment of acquittal is later vacated or reversed.

On January 11, 2007, Whitney Canada, Inc., a wholly-owned subsidiary, and Whitney Information Network (“WIN”) received notice of an Amended Motion for Authorization to Institute a Class Action in the Province of Québec, Canada on behalf of all persons who are alleged to have made various real estate investments at the alleged inducement of, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Jean Lafrenière and/or us. The complaint filed in Superior Court for the Province of Quebec, District of Hull (Canada) (“Canadian Court”), seeks repayment of $39,235 to the petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief. On October 19-20, 2009 WIN argued its motions to dismiss for lack of jurisdiction and challenging the authorization of the class claims against WIN.  On November 3, 2009 the Canadian Court denied our motion for lack of jurisdiction. On August 19, 2010, the Canadian Court denied the petitioner’s Re-re-Amended Motion for Authorization to Institute a Class action against us, but granted the motion against, Whitney Canada, Inc.  On September 17, 2010, the petitioner filed a notice of appeal with respect to the Canadian Court’s denial of the petitioner’s Re-re-Amended Motion for Authorization to Institute a Class action against us.  We will vigorously defend against the claims made in this lawsuit.

On March 22, 2007, our wholly-owned subsidiary, Tigrent Group Inc. (formerly Whitney Education Group, Inc. (“WEG”)) received a complaint styled Glenn Acciard, et al. v. Russell Whitney, individually, John Kane, individually and WEG, et al., filed in the Circuit Court of the Twentieth Judicial Court in and for Lee County, Florida (“Lee County Court”) alleging that WEG, two of our former executive officers, and 18 other defendants not associated with us breached certain of their alleged fiduciary duties to the named plaintiffs, all of whom are alleged to be our customers.  This case arises out of our past business activities with Gulfstream Development Group, LLC (“Gulfstream”).  In June 2003, we entered into an agreement with Gulfstream in which we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses. Customers were offered the opportunity to purchase residential lots in Southwest Florida from Gulfstream, other lot owners, or Mr. Russell A. Whitney, our former Chairman and Chief Executive Officer.  Gulfstream constructed homes on lots owned by our customers.  Under the Referral Services Agreement with Gulfstream, Gulfstream compensated us for each customer that closed on a home built by Gulfstream.  Our relationship with Gulfstream was terminated in 2008.  The allegations in the complaint include claims of constructive and common law fraud and other violations. The plaintiffs seek unspecified monetary damages, unspecified punitive damages, interest, a refund of the purchase price of the lots sold to the plaintiffs, costs, attorney’s fees and unspecified equitable relief. On July 31, 2007, the case was removed to the U.S. District Court for the Middle District of Florida.  On March 28, 2008, we and Tigrent Learning Inc., formerly known as Wealth Intelligence Academy, Inc. (“WIA”), were added as defendants. On January 20, 2009, we, Mr. Kane, WEG, and WIA filed an answer and affirmative defenses and the parties have conducted extensive discovery. We will vigorously defend against the claims made in this lawsuit.

On January 29, 2010, we, on behalf of ourselves and our wholly-owned subsidiaries Tigrent Group Inc. (formerly Whitney Education Group, Inc.) and Tigrent Learning Inc. (formerly Wealth Intelligence Academy, Inc.), were served with a complaint styled Thomas L. Altimas, et al. v. Russell Whitney, individually, and Whitney Information Network, Inc., Whitney Education Group, Inc. and Wealth Intelligence Academy, Inc., et al. filed in the U.S. District Court for the Middle District of Florida in September 2009.  The complaint alleges that we, our named subsidiaries, Russell Whitney, and other defendants not associated with us participated in a scheme to defraud the plaintiffs through the sale of real estate in southwest Florida during the estimated period of 2002 to 2007 in the course of our relationship with Gulfstream described above.  The complaint includes claims of breach of fiduciary duty, constructive fraud, violation of Florida Deceptive and Unfair Trade Practices Act, fraud in the inducement, civil conspiracy, Florida RICO, federal RICO, and other violations. The plaintiffs seek unspecified monetary damages, including punitive damages, treble damages, interest, a refund of the purchase price of the properties sold to the plaintiffs, costs, attorney’s fees and unspecified equitable relief.  On March 15, 2010, we filed an answer and affirmative defenses.  The case is currently in the discovery stage.  We will vigorously defend against the claims made in the lawsuit.

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about consumer-investors who attended our Millionaire University (“MU”) course and invested in Florida homes built by Gulfstream, Gulfstream Realty (“GR”) and Gulfstream Realty and Development, LLC (“GRD”) since August 1, 2004, as well as the amount of payments received by us from Gulfstream, GR and GRD. We have produced documents responsive to the subpoena. On October 29, 2009, we received a second investigative subpoena from the Office of Attorney General of the State of Florida seeking documents relating to Gulfstream Development Group, LLC, including the amount of payments received by us or by any of our current or former officer, director, employee or independent contractor from Gulfstream.

On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against us in the Lee County Court for $1.4 million for funds allegedly owed to him due to the allegedly improper termination of his employment agreement. On January 11, 2010, the Court denied Mr. Simon’s Motion for Summary Judgment. The lawsuit is currently in the discovery phase. Trial has been set to March 29, 2011.  We will vigorously defend against the claims made in this lawsuit.

On April 13, 2009, we and two of our subsidiaries, WEG and WIA, were served with a complaint filed by Learning Annex Holdings, LLC and Learning Annex, LLC (collectively “Learning Annex”) in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, misappropriation of business opportunity, breach of fiduciary duty, breach of covenant to negotiate in good faith, constructive trust, breach of contract, breach of implied covenant of good faith and fair dealing, promissory estoppel, equitable estoppel, unjust enrichment, quantum meruit, and fraud arising out of an alleged agreement to form a business relationship. The case was removed to the United States District Court for the Southern District of New York on May 8, 2009. On October 8, we entered into a settlement agreement with Learning Annex pursuant to which we agreed to pay Learning Annex $100,000 in exchange for a full release of all claims that were or could have been brought by Learning Annex in the lawsuit.  We made payment of the $100,000 sum on October 18, 2010 and the lawsuit against us, WEG, and WIA was discontinued with prejudice on October 12, 2010.

On July 9, 2009, we and our subsidiary WEG received a summons and complaint filed by and on behalf of Rothstein Rosenfeldt Adler, P.A. (“RRA”) in the Circuit Court in and for Broward County, Florida. The suit alleges damages totaling $348,000 for unpaid legal invoices. We intend to vigorously defend against the claims made in the lawsuit.  On November 6, 2009, we filed a counterclaim against RRA alleging legal malpractice with respect to the filing of lawsuits by RRA against Susan Weiss and M. Barry Strudwick that were the subject of the settlement entered into on September 13, 2009.  The counterclaim seeks unspecified damages in excess of $3.8 million dollars.  In November of 2009, a forfeiture action was filed against RRA founder Scott Rothstein (“Rothstein”) in connection with allegations against Rothstein and RRA pertaining to a Ponzi scheme involving the sale of structured settlements.  On November 10, 2009, four creditors filed an involuntary petition under Chapter 11 of the Bankruptcy Code against RRA in the U.S. District Court for the Southern District of Florida (Case No. 09-34791-BKC-RBR) (“RRA Bankruptcy Action”).  We filed a Proof of Claim in the amount of $4 million in the RRA Bankruptcy Action on May 12, 2010.  On December 2, 2009, Carolina Casualty Insurance Company (“Carolina Casualty”) filed a Complaint for Rescission against RRA related to RRA’s involuntary bankruptcy seeking a declaratory judgment rescinding two lawyer’s professional liability policies that Carolina Casualty issued to RRA for the policy periods 2008-09 and 2009-10 (the “Rescission Action”).  In the Rescission Action, Carolina Casualty seeks declarations rescinding the two lawyer professional liability policies and holding that coverage is precluded for all claims and suits reported under those policies based upon alleged misrepresentations in the applications RRA submitted in support of the renewal of the policies.  We filed a motion to intervene in the Rescission Action on the basis that we had a stake in the outcome of the Rescission Action.  Our motion to intervene was denied on June 7, 2010.  On July 16, 2010, the Court heard our Motion to Reconsider the Court’s denial of our Motion to Intervene, which Motion to Reconsider was also denied on August 24, 2010.

On or about October 6, 2009, we and two of our subsidiaries, EduTrades and WIA, received a complaint filed in the United States District Court for the Southern District of Florida by Eric Springer and Maurice J. Seghers, Jr., on behalf of themselves and all persons who purchased investor-education products sold under the Teach Me To Trade (“TMTT”) brand.  Two former independent contractors, Linda Woolf and David Gengler, along with their companies, Hands on Capital, Inc., and Lashaico, Inc., are additional defendants to the lawsuit.  The complaint alleges, among other things, fraud, negligent misrepresentation, civil conspiracy, and deceptive and unfair trade practices arising out of our business relationship with and use of Linda Woolf and David Gengler as trainers for the TMTT brand.  Plaintiffs seek for themselves and others similarly situated a refund of all amounts spent on TMTT products and services, unspecified compensatory damages, costs, an award of attorney’s fees, and unspecified legal and equitable relief.  The complaint relies on the findings from the verdict in the Woolf and Gengler criminal trial.  As has been previously reported, the verdict in the Woolf and Gengler criminal trial was vacated on October 23, 2009 by way of an Order granting Woolf and Gengler’s Motion for Judgment of Acquittal.  On October 30, 2009 we and our subsidiaries accepted service of the complaint.  On July 27, 2010, the Court granted the parties motion to stay the case indefinitely.   October 22, 2010, the U.S. District Court lifted the stay and we await receipt of an amended complaint to be filed by the plaintiff no later than December 28, 2010. We will vigorously defend against the claims made in this lawsuit.

On March 11, 2010, the Office of the Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about our courses and seminars offered in Florida, including those offered under the Rich Dad brand.  On April 15, 2010, we produced documents responsive to the subpoena. Neither we nor any of our subsidiaries or present or former directors or officers have been charged by the Attorney General.

On September 30, 2010, we received a written demand from the Hilton in the Walt Disney World Resort (“Hilton”) for $1.4 million, where Hilton alleges it is entitled to liquidated damages following our alleged cancellation of conferences to be held at the Hilton in 2011, 2012, and 2013.  We have disputed the claim and will defend our position, though there can be no assurances that we will reach an acceptable resolution to the dispute with Hilton.

We are involved from time to time in routine legal matters incidental to our business, including disputes with students and requests from state regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations

Other Matters

We missed payments of approximately $226,000 with respect to a First Note in the original principal amount of $2.3 million and a Second Note in the original principal amount of $300,000, respectively (collectively, the “Notes”), which payments were due on July 15, 2010, which nonpayment became an event of default on July 25, 2010 under the terms of a previously disclosed Settlement Memorandum with M. Barry Strudwick, Susan Weiss and certain other parties with respect to our previously disclosed litigation relating to Monterey del Mar, S.A. and other matters.  On July 30, 2010, the parties agreed to a forbearance (the “Forbearance”) pursuant to which the holders of the Notes agreed to forbear from enforcing their rights and remedies under the Notes and the Settlement Memorandum for a period ending August 13, 2010 in consideration of the payment of $50,000 made by us on July 30, 2010 to be applied against our obligations under the Notes.  See Note 13 — Subsequent Events, below, for information with respect to an agreement subsequent to September 30, 2010 pursuant to which the default was cured.

As of the date of this report, RDO has the option to declare us in default on certain royalty payment obligations under our License Agreement with them and Rich Global.   Under the License Agreement we are required to pay (i) to RDO a current royalty of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues related to the Rich Dad brands. Failure to make any payments required under the License Agreement gives rise to an option in favor of RDO of declaring a default.  If RDO chooses to declare us in default, and we fail to cure that default within 30 days of receipt of notice from RDO, RDO may, at its sole and absolute discretion, declare a material breach of License Agreement and terminate the agreement effective immediately.  We failed to make the deferred royalty payment into the escrow account for June and failed to make the current royalty payments (to RDO) and deferred royalty payments for July, August and September, all of which total approximately $1.8 million. Although we have been working with RDO to structure a plan to make such payments, and they have not yet declared us in default, there is no guarantee that they will not do so in the future.  For the nine months ended September 30, 2010, Rich Dad™ Education offerings represented approximately 92.2% of our revenue.  If RDO declares us in default on these obligations, it would adversely affect our business operating results and financial condition to such an extent that we would be forced to substantially revise our business plan, file for bankruptcy, sell assets or cease operations.

.Note 13 — Subsequent Events

Notes Payable and Tranquility Bay Property

On October 7, 2010, we agreed to a Memorandum of Terms of Agreement (the “MTA”) with M. Barry Strudwick, Susan Weiss and certain other parties with respect to the previously disclosed Settlement Memorandum and Forbearance.  Under the terms of the MTA, an affiliate of the holders of the Notes accepted title to Tranquility Bay, undeveloped real property located in Lee County, Florida, in exchange for a credit to us of $300,000 against sums due and coming due under the notes and a deferral of further payments under the notes until February 15, 2011.

SCB Note Receivable and Related Notes Payable

On September 23, 2010, SCB Building, LLC (“Seller”), our affiliate, entered into a loan purchase agreement (the “Loan Purchase Agreement”) with Sentinel Capital Partners, LLC (“Purchaser”).  Pursuant to the terms of the Loan Purchase Agreement, Seller agreed to sell to Purchaser a secured promissory note, dated November 1, 2005 and amended on January 4, 2006, in the original principal amount of $10,950,000, issued to Seller by 250 North Orange Avenue, LLC (“Borrower”) in connection with the sale of an office building to Borrower in November 2005 (the “SCB Note”).  In addition to the Note, Seller has agreed to assign certain other rights and obligations related to the SCB Note, including a mortgage and security agreement dated November 2, 2005 and an intercreditor agreement dated November 13, 2006 (collectively with the SCB Note, the “SCB Loan”). The outstanding principal balance of the SCB Note as of the closing date was approximately $6.9 million.

In consideration for the sale of the SCB Loan, Purchaser paid to Seller $1.5 million in cash.  In addition, Purchaser agreed to satisfy in full certain notes, with an original aggregate principal amount of $3,000,000, issued in connection with our purchase of the outstanding equity interests in Seller that were acquired in March 2006 (the “Notes”).  The purchase was subject to certain terms and conditions, including the completion to Purchaser’s reasonable satisfaction of a due diligence investigation related to the SCB Loan. The aggregate outstanding principal balance of the Notes as of the closing date of the transaction was approximately $2.8 million. On September 30, 2010, the Purchaser completed its due diligence investigation and, based on the results of the investigation, the parties agreed on October 1, 2010 to reduce the purchase price for the Loan from $1,500,000 to $1,026,057.  No other provision of the Loan Purchase Agreement was amended. All other terms and conditions were satisfied or waived by the parties, and the purchase was completed on October 5, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Tigrent” and the terms “Company”, “we”, “us” and “our” refer to Tigrent Inc. and its wholly-owned and majority-owned subsidiaries.

Forward-Looking Statements

This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this report and the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of results that may occur in future periods.

This report contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, without limitation, statements about our course breakage estimates, media spending allocations, settlement of defaults, consumer interest in our products and services, the impact of shifting from live to primarily digitally-delivered programs, plans to reduce future live seminar events; plans to further lower operating expenses, preserve capital and align costs, our working capital deficit, future expenses related to the Security and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) investigations and related legal proceedings, the sufficiency of our cash balances and our ability to continue as a going concern.    In some cases, you can identify forward-looking statements by terms such as “anticipate,” “will,” “believe,” “estimate,” “expect,” “plan” and similar expressions intended to identify such forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. There can be no assurance that these statements will prove to be correct. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in the section entitled “Risk Factors” under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010 and under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we incorporate by reference in and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Executive Overview

Our Business

We are a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially literate. We provide customers with comprehensive instruction and mentoring on the topics of real estate and financial instruments investing and entrepreneurship in the United States, the United Kingdom, and Canada. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching.

In July 2006, we created Rich Dad Education, LLC (“RDE”) with Rich Global, LLC (“Rich Global”). This entity has provided basic training courses under the Rich Dad™ Education brand, which focuses on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series is published in 51 languages, is available in 106 countries, and has sold over 28 million copies worldwide.  On May 26, 2010, we entered into definitive agreements with Rich Global and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which we license and operate under the Rich Dad brand.  Rich Global and RDO (together, the “Rich Dad Parties”) are entities controlled by Robert and Kim Kiyosaki. More details about the restructuring and the proposed terms of the license agreements are discussed below under the section entitled Licensing Agreements with the Rich Dad Parties.

We currently have two Rich Dad™ Education offerings:

•     Rich Dad™ Learn to be Rich —focuses on real estate training; and

•     Rich Dad™ Stock Success —concentrates on financial instruments training.

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

For the nine months ended September 30, 2010, Rich Dad™ Education represented approximately 92.2% and our Proprietary brands represented approximately 7.8% of our revenue. Our international business, which includes both Rich Dad™ Education and Proprietary brands, was approximately 22.9% of our total revenue.

Management’s Plan

In response to the continued decline in profitability and the related impact on our cash position, we have significantly reduced the number of live events, eliminated historically weak markets for live events and reduced the frequency in which we visit any one particular market. We believe these actions may improve the profitability of each event remaining on the live event schedule. While we implemented many of these changes early in 2010, upon reevaluation, we made additional significant modifications in the third quarter of 2010 and may make further modifications going forward as we attempt to optimize our operating structure.  The primary focus of the reduction of scheduled events is in the U.S. In addition, we are striving to fulfill more of our advanced courses online in an effort to reduce costs. During the fourth quarter of 2010, we plan to continue development and testing of digitally-delivered programs, which are expected to decrease our event and fulfillment costs and lower our marketing costs.

In 2010, we implemented reductions in staff to align with our anticipated sales level. In addition, we have decreased occupancy costs and have reduced operating costs in all areas.  Many of these cost-cutting actions occurred during the third quarter of 2010. In October 2010, we sold two of our non-core assets and will continue to pursue the sale of the remaining non-core assets but cannot be assured when or if such sales will be completed.  We are also in current discussions with some of our larger creditors to re-negotiate amounts owed.  The sufficiency of our cash resources is dependent on these actions.

We may seek to obtain additional capital through issuance of equity which may dilute the equity holdings of current investors.  In addition, we may seek to borrow additional capital from institutional and commercial banking sources or other sources to fund our operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that may reduce our cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and our financial results and liquidity position.

If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, file for bankruptcy or cease operations, which could cause our investors to suffer the loss of a significant portion or all of their investment in us.  The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

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

•                  Focus on fulfillment of customer obligations. We intend to optimize the speed and improve the cost efficiency with which we fulfill our long term customer commitments. We have expanded the options for course fulfillment in order to reduce the number of expired contracts and the resulting breakage determination. We have increased the number of courses offered on DVDs and via the internet. Additionally, we have implemented an outreach notification program that involves contacting our customers by email and the U.S. mail as courses near expiration. Finally, we have tested the concept of a symposium fulfillment experience, which we believe will play a significant role in our business model going forward. Symposiums allow us to hold several advanced classes in one location resulting in cost savings based on economies of scale.  These events have been well received by our customers, providing them with networking opportunities as well as bonus events and activities that have enhanced their experience.

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

Intellectual Property

We regard our training materials and products, trademarks, service marks, trade names, copyrights and patents as proprietary. As such, we primarily rely on federal statutory and common law protections to uphold our interests in these materials. We market various courses and training programs under the Rich Dad brand, as licensee, as well as our Proprietary brands, as described below under the section entitled Training Programs. While several of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements as well as other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Licensing Agreements with the Rich Dad Parties

In July 2006, we formed a limited liability company, RDE, with Rich Global to promote the financial philosophy espoused by Robert Kiyosaki in his book, Rich Dad Poor Dad. The ownership of RDE was held 51% by us and the remaining 49% by Rich Global. Pursuant to a license agreement dated July 6, 2006 (“Rich Dad License”), Rich Global granted RDE a license to use the Rich Dad trademarks, trade names and other business information in seminars that it conducts in the United States, Canada and the United Kingdom.

On May 26, 2010, we entered into definitive agreements with Rich Global, LLC (“Rich Global”) and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which we license and operate under the Rich Dad brand.  Rich Global and RDO (collectively, the “Rich Dad Parties”) are entities controlled by Robert and Kim Kiyosaki.  We entered into a (i) License Agreement, dated May 26, 2010 (the “License Agreement”), with the Rich Dad Parties, with respect to the Rich Dad brand, and (ii) Settlement Agreement and Release, dated May 26, 2010 (the “Settlement Agreement”), with the Rich Dad Parties, related to our previous licensing agreement for the Rich Dad brand and which commits the parties to enter into a cooperative marketing agreement that contemplates the development and implementation of improved customer contact management strategies.

The License Agreement is for a term of approximately five years or until December 31, 2014.  Rich Global is a consenting party to the License Agreement with respect to the use of its database. The License Agreement gives us the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The License Agreement provides that we must establish escrow and cash collateral accounts in an aggregate amount equal to 30% of our deferred revenues during the term of the License Agreement (“Reserve Goal”). The purpose of the escrow and cash collateral accounts is to ensure that we can fulfill our contractual commitments to the customers who purchased the Rich Dad and Tigrent courses. Until the Reserve Goal has been met, we will pay (i) to RDO a current royalty (“current royalty”) of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues (“unfulfilled royalty”) related to the Rich Dad brands.  Under the License Agreement, the term “Gross Revenues” means gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement.

In addition, we will pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in our accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from Rich Dad Education, LLC (“RDE”) made available to us) exceeds $6 million. Our merchant deposit reserve funds will also be credited to the Reserve Goal.  After the Reserve Goal has been met, we will pay to RDO royalty payments equal to 10% of Gross Revenue related to the Rich Dad brands in lieu of paying the current royalty to RDO and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeds the Reserve Goal, the excess funds may be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDO. In addition, on a quarterly basis, RDO may withdraw 40% of payments into the escrow account during the prior three-month period.

The License Agreement contains covenants relating to performance standards and cash operating profits. We are limited in making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDO. We must also consult with RDO prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDO has the right to allow one representative to observe all meetings of our Board of Directors in a non-voting capacity.

In accordance with the Settlement Agreement, we issued 9.9% of our outstanding common stock (1,290,000 shares) to Rich Global and redeemed Rich Global’s 49% interest in RDE, the limited liability company that was formed by Rich Global and us to operate the Rich Dad business. Our common stock issued to Rich Global is subject to a shareholder agreement with us, that gives Rich Global demand and piggyback registration rights after January 1, 2011. The Company and Rich Global transferred the RDE assets to us, except the data base of customer names and customer leads, resulting in full ownership by us of the business previously conducted by RDE.  We and Rich Global agreed to dissolve RDE, and terminate the license and administrative services agreements associated with RDE. We have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. We have agreed to release Rich Global from all general claims related to RDE and Rich Global has agreed to release us from specific claims that it made against us and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposes enhanced cooperation in advertising, marketing, and educational programs between us and RDO through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

Marketing

We acquire our customers through direct marketing activities, including television short-form commercials, radio advertising, direct mail, newspaper advertising, email marketing, search engine optimization and marketing and internet-based banner ads. Potential customers are invited to attend free preview two-hour workshops in their local areas, during which we offer follow-up three day basic training courses. Customers enroll and attend the basic training courses and receive reference materials relevant to the subject matter. The basic training is usually held over the weekend within two to four weeks of the initial free preview workshop. In 2010, approximately 21.4% of the attendees at the preview workshops enrolled in the basic training courses.

At the basic training courses, customers are taught the fundamentals of course topics and are encouraged to enroll in advanced, detailed courses covering specific topics within the training segment. Our basic and advanced trainings are described below under the section entitled Training Programs.

Training Programs

For the nine months ended September 30, 2010, basic training courses accounted for 8.8% of worldwide revenue and advanced training courses accounted for 71.5% of our worldwide revenue. The remaining 19.7% of worldwide revenue came from coaching and our other training services, products and programs.

Basic Training Courses

In the first nine months of 2010, we offered basic training courses under the following marketing programs and brands:

Rich Dad™ Education offers courses teaching real estate, financial instruments and entrepreneurship as well as philosophies taught by Robert Kiyosaki, author of Rich Dad Poor Dad. We currently have two Rich Dad™ Education courses, which are Rich Dad™ Learn to be Rich, which is focused on real estate investing, and Rich Dad™ Stock Success which is focused on financial instruments investing. These courses concentrate on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW® , which was developed by Mr. Kiyosaki. These courses are offered in the United States, the United Kingdom and Canada.

In the United Kingdom, we also offer products under the following brands:

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

Making Money from Property with Martin Roberts offers a real estate curriculum focused on property auctions. The seminar reflects the real estate expertise of Martin Roberts, a well-known U.K. presenter and property journalist who develops properties in the United Kingdom, Europe and Canada. Customers are taught about buying at auction, rental and capital growth strategies, negotiating transactions and buying properties overseas.

Teach Me To Trade® offers a curriculum focused on financial instruments trading strategies, using software and specific teaching techniques designed by us. Customers are taught to understand the stock market, foreign exchange, options, futures, investment strategies, risks and how to improve returns in both bull and bear markets.

Women in Wealth™ teaches women how to take control of their financial circumstances, gain enough money and independence to achieve their goals and gain information on the latest wealth-building strategies and techniques.

Advanced Training Courses

Customers who attend our basic training courses may choose to continue with advanced training courses in real estate or financial instruments investing or entrepreneurship skills. The advanced training courses of study under the Tigrent Learning brand include:

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

Customers may access training content through multiple delivery channels, including:

•                  Live instruction in classroom settings;

•                  Onsite mentoring;

•                  Telephonic coaching;

•                  Electronic access to live online or pre-recorded on-demand programs;

•                  DVDs;

•                  Conferences; and

•                  Teleconferences.

Through strategic partners, customers can purchase a license to use supporting software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments.

Results of Operations

Our operating results are expressed as a percentage of revenue in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%

Direct course expenses	44.8%	36.9%	41.6%	46.2%
Advertising and sales expenses	24.9%	31.0%	27.7%	35.0%
General and administrative expenses	20.4%	15.8%	18.7%	20.9%
Impairment of assets	16.5%	0.0%	5.0%	0.3%
Litigation settlement expenses	0.0%	8.3%	0.0%	3.6%

Income (loss) from operations	(6.6)%	8.1%	7.0%	(6.0)%

Other income, net	0.3%	0.2%	0.0%	0.3%

Income (loss) before income taxes	(6.3)%	8.4%	7.0%	(5.7)%

Income tax benefit (provision)	1.9%	(0.1)%	(1.6)%	(0.4)%

Net income (loss)	(4.4)%	8.2%	5.4%	(6.1)%

Net income (loss) attributable to noncontrolling interest	0.0%	1.7%	0.2%	(6.8)%

Net income (loss) attributable to Tigrent Inc.	(4.4)%	6.5%	5.2%	0.7%

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of: asset impairments; special items (including the costs associated with the SEC and the DOJ investigations and the related class action and derivative lawsuits); certain litigation settlement expenses related to non-core real estate investments in Costa Rica; interest income; interest expense; other income (expense), net; income tax (provision) benefit; gain/loss on asset dispositions; stock-based compensation expense; depreciation and amortization expense; and equity income (loss) from related parties. We define “Adjusted EBITDA” as EBITDA adjusted for the net change in deferred revenue, less the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

The table below is a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA for the periods set forth below (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(1.2)	$3.9	$5.0	$(6.7)
Impairment of assets	4.4	—	4.6	0.4
Special items	—	—	—	0.3
Litigation settlement expenses	—	3.9	—	3.9
Other income, net	(0.1)	(0.1)	(0.3)	(0.4)
Provision (benefit) for income taxes	(0.5)	0.1	1.4	0.4
Stock-based compensation	—	—	(0.1)	—
Equity loss	0.1	—	0.2	0.1
Depreciation and amortization	0.2	0.2	0.6	0.8
EBITDA	2.9	8.0	11.4	(1.2)

Net change in deferred revenue	(6.2)	(16.8)	(22.8)	(4.7)
Net change in deferred course costs	1.2	3.6	4.3	0.7
Adjusted EBITDA	$(2.1)	$(5.2)	$(7.1)	$(5.2)

Cash Sales

The following table provides a reconciliation of our cash sales by segment to its reported revenue. Cash sales performance is a metric used by management in assessing the performance of each of our business segments. Deferred revenue represents the difference between our cash sales and the impact of applying our revenue recognition policies to those cash sales. Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash received from course and product sales:
Proprietary Brands:
Real estate training	$1.1	$2.0	$3.2	$5.3
Financial instruments training	0.3	0.8	1.0	2.0
Sub-total	1.4	2.8	4.2	7.3
Rich Dad™ Education:
Real estate training	14.8	21.5	50.7	78.8
Financial instruments training	4.2	6.7	14.6	18.6
Sub-total	19.0	28.2	65.3	97.4
Total consolidated cash received from course and product sales	$20.4	$31.0	$69.5	$104.7

(Increase)/decrease in deferred revenue:
Proprietary Brands:
Real estate training	$0.3	$1.8	$1.9	$7.3
Financial instruments training	0.2	1.3	1.1	6.3
Sub-total	0.5	3.1	3.0	13.6
Rich Dad™ Education:
Real estate training	6.4	13.9	19.3	(2.9)
Financial instruments training	(0.8)	(0.2)	0.5	(6.0)
Sub-total	5.6	13.7	19.8	(8.9)
Total consolidated change in deferred revenue	$6.1	$16.8	$22.8	$4.7

Revenue:
Proprietary Brands:
Real estate training	$1.4	$3.8	$5.1	$12.6
Financial instruments training	0.5	2.1	2.1	8.3
Sub-total	1.9	5.9	7.2	20.9
Rich Dad™ Education:
Real estate training	21.2	35.4	70.0	75.9
Financial instruments training	3.4	6.5	15.1	12.6
Sub-total	24.6	41.9	85.1	88.5
Total consolidated revenue	$26.5	$47.8	$92.3	$109.4

Business segments

We operate in two business segments: Proprietary brands and Rich Dad ™ Education. The contribution of revenue from each segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
As a percentage of total revenue	2010	2009	2010	2009
Proprietary Brands:
Real estate training	5.3%	7.9%	5.5%	11.5%
Financial instruments training	1.9%	4.4%	2.3%	7.6%
Sub-total	7.2%	12.3%	7.8%	19.1%
Rich Dad™ Education:
Real estate training	80.0%	74.1%	75.8%	69.4%
Financial instruments training	12.8%	13.6%	16.4%	11.5%
Sub-total	92.8%	87.7%	92.2%	80.9%
Total percentage of consolidated revenue	100.0%	100.0%	100.0%	100.0%

Proprietary brands

Real estate training

During the past two years, our real estate Proprietary brands have been primarily offered in the United Kingdom. We had some limited offerings in Canada during 2009.  We also tested various Proprietary brands during 2009, none of which are currently being offered. The Proprietary brands currently include Building Wealth ™, Making Money from Property with Martin Roberts and Women in Wealth™.  As discussed in the Our Strategy section above, our focus in the United States has been on enhancing the Rich Dad™ Education brand.

Cash sales and revenue decreased to $1.1 million and $1.4 million, respectively, in the third quarter of 2010, compared with cash sales and revenue of $2.0 million and $3.8 million, respectively, in the third quarter of 2009.  The decrease in cash sales and revenue was primarily due to a reduction in the number of events and a decrease in revenue recognized from course breakage. Revenue from course breakage decreased to $0.3 million in the third quarter of 2010, as compared with $1.1 million in the third quarter of 2009.

Financial instruments training

EduTrades™, the Proprietary brands financial instruments training division, began operations in July 2002 with the acquisition of Teach Me to Trade ®. We provide training to vocational investors in financial instruments, such as stocks, options, futures and foreign exchange. Our training provides skills and knowledge on trading fundamentals as well as advanced technical analysis to potential investors. We continue to offer Teach Me to Trade ® in the United Kingdom.

Cash sales and revenue decreased to $0.3 million and $0.5 million, respectively, in the third quarter of 2010, compared with cash sales and revenue of $0.8 million and $2.1 million, respectively, in the third quarter of 2009. The decrease in cash sales was primarily due to a reduction in the number events. Revenue was impacted by recognition of $0.1 million of course breakage in the third quarter of 2010 compared with no breakage recorded in the third quarter of 2009.

Rich Dad ™ Education

In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad™ Education brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our Rich Dad™ Education brands provide investor and entrepreneurship training in the United States, the United Kingdom and Canada.

Real estate training

Cash sales and revenue decreased to $14.8 million and $21.2 million, respectively, in the third quarter of 2010 compared with cash sales and revenue of $21.5 million and $35.4 million, respectively, in the third quarter of 2009.  We believe the decrease in cash sales was primarily attributable to our decision to reduce the number of events held in an effort to increase the profitability of the events. Also, to a lesser extent, we believe that the overall decrease in consumer spending and tightening credit markets which impacted the housing market and increased the perception of lower profit potential from real estate investments had a negative impact on our business.

Revenue increased significantly despite the decrease in cash sales, which reflects the increase in shipment of DVDs and other alternative training fulfillment methods in accordance with customer contractual terms. In an effort to improve our quality of service to our customers and expand our fulfillment capabilities, we sent course materials on DVD to customers who purchased courses but had not attended a live event within the contracted period which allowed us to meet our obligations to our customers. Revenue was impacted by recognition of $8.2 million of course breakage in the third quarter of 2010 compared with no breakage recorded in the third quarter of 2009.  In the third quarter of 2010, we had sufficient data to record revenue related to Rich Dad real estate training course breakage for Canada in addition to amounts realized for the U.S. and U.K.

Financial instruments training

Cash sales and revenue in the third quarter of 2010 were $4.2 million and $3.4 million, respectively, compared with $6.7 million and $6.5 million, respectively, in the third quarter of 2009. The decrease in cash sales in the third quarter of 2010 was primarily due to the decrease in our free preview workshop events, and the impact of the weak economy.

We will not have sufficient historical data necessary to allow us to record course breakage for Rich Dad financial instruments training until fiscal year 2011.

Three Months Ended September 30, 2010, Compared with the Three Months Ended September 30, 2009

As discussed in more fully in the above section entitled Management’s Plan, we have significantly reduced the number of live events, eliminated historically weak markets for live events and reduced the frequency in which we visit any one particular market. We believe these actions may improve the profitability of each event remaining on the live event schedule. While we implemented many of these changes early in 2010, upon reevaluation, we made additional significant modifications in the third quarter of 2010 and may make further modifications going forward as we attempt to optimize our operating structure.  The primary focus of the reduction of scheduled events is in the U.S. During 2010, we implemented reductions in staff to align with our anticipated sales level. In addition, we have decreased occupancy costs and have reduced operating costs in all areas.  Many of these cost-cutting actions occurred during the third quarter of 2010, and therefore, a portion of the cost-cutting benefits from the measures implemented were not fully reflected in the third quarter’s operating results.

Revenue

Revenue for the third quarter of 2010 was $26.5 million, compared with $47.8 million for the same quarter of 2009, a decrease of $21.3 million or 44.6%. The decrease in revenue in the third quarter of 2010, compared with the third quarter of 2009 was primarily due to the reduction of the number of events we held, in an effort to improve the profitability of each event. Also, to a lesser extent, the decrease in revenue reflects a continuing decline in overall customer demand for our products and the related fulfillment of our training courses. Also, we recorded $21.5 million in revenue during the third quarter of 2009 because we sent course materials on DVD to customers who purchased courses but had not attended a live event within the contracted period, in connection with our efforts to improve our customer service and expand our fulfillment capabilities. Total course breakage revenue recognized for the third quarter of 2010 for all brands was $8.6 million, compared with $1.1 million for the same quarter in 2009. Of the $8.6 million of breakage recorded for the third quarter of 2010, $5.3 million was related to Rich Dad Canada, which, based on obtaining adequate historical data, we were able to record during the quarter for the first time. We did not record any breakage for the Rich Dad brands in the same period of 2009.

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions except percentages):

				% of total cash
	Three months ended September 30,		% Change	received
	2010	2009	2010 vs 2009	2010	2009
Cash received from course and product sales:
Basic training	$1.5	$3.9	(61.5)%	7.4%	12.6%
Advanced training	15.8	22.0	(28.2)	77.5	71.0
Product sales	1.6	2.9	(44.8)	7.8	9.3
Other	1.5	2.2	(31.8)	7.4	7.1
Total cash received from course and product sales	20.4	31.0	(34.2)	100.0%	100.0%

Net change in deferred revenue	6.1	16.8	(63.7)
Revenue for financial reporting purposes	$26.5	$47.8	(44.6)%

The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Three Months ended September 30,		# Change	% Change	% of category
	2010	2009	2010 vs. 2009	2010 vs. 2009	2010	2009
Number of courses
Free preview workshops	457	1,036	(579)	(55.9)%	61.6%	74.2%
Basic training	120	138	(18)	(13.0)	16.2%	9.9%
Advanced live training	111	183	(72)	(39.3)	14.9%	13.1%
Advanced electronic training	54	40	14	35.0	7.3%	2.8%
	742	1,397	(655)	(46.9)%	100.0%	100.0%

Number of attending customers
Basic Training	4,827	6,803	(1,976)	(29.0)%	72.3%	68.2%
Advanced live training	1,335	2,271	(936)	(41.2)	20.0%	22.8%
Advanced electronic training	515	903	(388)	(43.0)	7.7%	9.0%
	6,677	9,977	(3,300)	(33.1)%	100.0%	100.0%

Average customers per paid course
Basic training	40.2	49.3	(9.1)	(18.5)%
Advanced live training	12.0	12.4	(0.4)	(3.2)%
Average	26.7	28.3	(1.6)	(5.7)%

We had approximately 52,500 total registrants during the quarter ended September 30, 2010, compared with approximately 118,000 total registrants during the quarter ended September 30, 2009, a decrease of 55.5%. Approximately 29.4% of the customers attending the free preview workshops purchased one or more of our basic training courses during the third quarter of 2010 as compared with 18.6% of the customers attending the free preview workshops in 2009. We believe that this increase was directly related to our decision to reduce the price of our basic training courses beginning in July 2010. For basic training and advanced training courses, the customer pays the course fee at the time of registering for the program. See the section above entitled Business segments for a further discussion of cash sales and revenue.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Three Months ended September 30,
	2010	2009
Television	0.9%	4.1%
Direct mail	8.8	8.6
Website	21.8	29.4
Newspaper	1.8	3.7
Online advertising	60.1	39.3
Radio	6.6	14.9
Total	100.0%	100.0%

Changes in Deferred Revenue

Deferred revenue decreased by $6.1 million in the third quarter of 2010, compared with a decrease of $16.8 million in the third quarter of 2009. This decrease in the deferred revenue balance was primarily due to the decrease in cash sales of $10.6 million for the third quarter of 2010, compared with the third quarter of 2009, the recognition of course breakage on our Rich Dad brands of $8.2 million and an increase in fulfillment of our Rich Dad brand courses. Also, we recorded $21.5 million in revenue during the prior year’s third quarter when we sent course materials on DVD to customers who purchased courses but had not attended within the contracted period, in connection with our improved customer service efforts.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Three months ended September 30,		% Change	Three months ended September 30,
	2010	2009	2010 vs 2009	2010	2009
Product costs	$3.5	$6.3	(44.4)%	13.2%	13.2%
Course events	4.0	4.5	(11.1)	15.1	9.4
Commission, fees and payroll	3.7	5.9	(37.3)	13.9	12.4
Administrative fees and other	0.7	0.9	(22.2)	2.6	1.9
Total	$11.9	$17.6	(32.4)%	44.8%	36.9%

The decrease in direct course expenses was primarily attributable to the decrease in the number of events held, the reduction in personnel and improved management and negotiation of seminar hotel rentals and travel expenses. The increase in course events, as a percentage of revenue, was primarily due to the costs associated with a conference held during the third quarter of 2010 that did not occur in the prior year’s third quarter. Also, last year’s third quarter’s revenues were favorably impacted by the significant shipments of DVDs, as discusses in the Revenue section above.

Advertising and sales expenses

Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops, and costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom, and Canada. Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

The following table presents the expense categories that comprise advertising and sales expenses for the quarters ended September 30, 2010 and 2009, respectively, and the expense categories as a percentage of total advertising and sales expenses:

	(in millions)			% of Revenue
	Three months ended September 30,		% Change	Three months ended September 30,
	2010	2009	2010 vs 2009	2010	2009
Television	$0.1	$0.7	(85.7)%	0.4%	1.4%
Direct Mail	0.4	0.9	(55.6)	1.5	1.9
Newspaper	0.1	0.5	(80.0)	0.4	1.0
Internet	2.4	5.5	(56.4)	9.1	11.5
Radio	0.5	1.8	(72.2)	1.9	3.8
Other	0.1	0.3	(66.7)	0.4	0.6
Total media spending	3.6	9.7	(62.9)	13.6	20.2
Telemarketing/outreach sales commissions	0.7	0.7	0.0	2.6	1.4
RDE licensing fees	2.3	4.5	(48.9)	8.7	9.4
Advertising and sales expenses	$6.6	$14.9	(55.7)%	24.9%	31.0%

Media spending decreased $6.1 million, or 62.9%, in the third quarter of 2010, compared with the same period in 2009. As a percent of revenues, media spending in the third quarter of 2010 decreased to 13.6% of revenues, compared to 20.2% of revenues for the same period in the prior year. The decrease in media spending was primarily attributable to the reduction in the number of free preview events and decreased media coverage in some markets.  In addition, our media focus and spending continued to trend from television to Internet and website advertising during the third quarter of 2010.

Media spending as a percentage of total media spending is presented in the following table:

	Three months ended September 30,
	2010	2009
Television	2.8%	7.2%
Direct Mail	11.1	9.3
Newspaper	2.8	5.1
Internet	66.6	56.7
Radio	13.9	18.6
Other	2.8	3.1
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Three months ended September 30,		% Change	Three months ended September 30,
	2010	2009	2010 vs 2009	2010	2009
Office and facility costs	$0.7	$1.1	(36.4)%	2.6%	2.4%
Salaries, wages and benefits	2.5	3.5	(28.6)	9.4	7.3
Legal fees	1.3	1.2	8.3	4.9	2.5
Accounting and auditing fees	0.2	0.2	0.0	0.8	0.4
Other professional fees	0.1	0.5	(80.0)	0.4	1.1
Other	0.6	1.0	(40.0)	2.3	2.1
Total	$5.4	$7.5	(28.0)%	20.4%	15.8%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of the Company’s continuing efforts to reduce its costs in relation to current business conditions. Salaries, wages and benefits expenses for the third quarter of 2010 decreased by $1.0 million, compared with the third quarter of 2009 due to reductions in personnel. Office and facility costs benefited from lower utility cost, property and liability insurance costs and office supplies and other administrative costs compared to the third quarter of 2009. Other professional fees were lower primarily due to decreased outsources of services.

Impairment of assets

In the third quarter of 2010, we recorded impairment charges of approximately $4.4 million, primarily consisting of $3.0 million related to the value of our note receivable, $0.6 million pertaining to our corporate office and $0.5 million related to our investment in Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”). No impairment of assets was recorded in the first nine months of 2009. See Note 4 — Impairment of Assets in the Notes to Consolidated Financial Statements in Part I, Item I of this Current report on Form 10-Q for further discussion.

Income tax provision

Net income tax benefit was $0.5 million in the third quarter of 2010, compared with a tax expense of $0.1 million in the third quarter of 2009.  The Company benefited in the third quarter of 2010 from a tax deduction associated with the abandonment of its former sales office property, which had been fully depreciated for financial reporting purposes.

Nine Months Ended September 30, 2010, Compared with the Nine Months Ended September 30, 2009

As discussed in more fully in the above section entitled Management’s Plan, we have significantly reduced the number of live events, eliminated historically weak markets for live events and reduced the frequency in which we visit any one particular market. We believe these actions may improve the profitability of each event remaining on the live event schedule. While we implemented many of these changes early in 2010, upon reevaluation, we made additional significant modifications in the third quarter of 2010 and may make further modifications going forward as we attempt to optimize our operating structure.  The primary focus of the reduction of scheduled events is in the U.S. During 2010, we implemented reductions in staff to align with our anticipated sales level. In addition, we have decreased occupancy costs and have reduced operating costs in all areas.  While some of these measures occurred in previous quarters, many of these cost-cutting actions occurred during the third quarter of 2010, and therefore, a portion of the cost-cutting benefits were not fully reflected in the nine months’ operating results.

Revenue

Revenue for the first nine months of 2010 was $92.3 million, compared with $109.4 million for the same quarter of 2009, a decrease of $17.1 million or 15.6%. The decrease in revenue in the first nine months of 2010, compared with the first nine months of 2009, was primarily due to the reduction of the number of events we held, in an effort to improve the profitability of each event. Also, to a lesser extent, the decrease in revenue reflects a continuing decline in overall customer demand for our products and the related fulfillment of our training courses. The impact of the overall decline in business is partially mitigated by the recognition of course breakage associated with our Rich Dad products during the nine months ended September 30, 2010.

The following table reconciles cash received from our courses and products to our revenue for financial reporting purposes (in millions except for percentages):

	Nine months ended September 30,		% Change	% of total cash received
	2010	2009	2010 vs 2009	2010	2009
Cash received from course and product sales:
Basic training	$6.7	$11.4	(41.2)%	9.7%	10.9%
Advanced training	53.4	78.4	(31.9)	76.8	74.9
Product sales	5.5	8.7	(36.8)	7.9	8.3
Other	3.9	6.2	(37.1)	5.6	5.9
Total cash received from course and product sales	69.5	104.7	(33.6)	100.0%	100.0%
Net change in deferred revenue	22.8	4.7	385.1
Revenue for financial reporting purposes	$92.3	$109.4	(15.6)%

The following table illustrates the number of training events, number of customers and average number of customers per course for the relevant periods:

	Nine Months ended September 30,		# Change	% Change
	2010	2009	2010 vs. 2009	2010 vs. 2009
Number of courses
Free preview workshops	1,881	2,596	(715)	(27.5)%
Basic training	391	466	(75)	(16.1)
Advanced live training	410	525	(115)	(21.9)
Advanced electronic training	146	128	18	14.1
	2,828	3,715	(887)	(23.9)%
Number of attending customers
Basic Training	14,469	18,238	(3,769)	(20.7)%
Advanced live training	5,005	7,963	(2,958)	(37.1)
Advanced electronic training	1,944	2,424	(480)	(19.8)
	21,418	28,625	(7,207)	(25.2)%
Average customers per paid course
Basic training	37.0	39.1	(2.1)	(5.4)%
Advanced live training	12.2	15.2	(3.0)	(19.7)%
Average	24.3	26.4	(2.1)	(8.0)%

We had approximately 217,000 total registrants during the nine months ended September 30, 2010, compared with approximately 319,000 total registrants during the nine months ended September 30, 2009, a decrease of 102,000, or 32.0%. Approximately 21.4% of the customers attending the free preview workshops purchased one or more of our basic training courses during the first nine months of 2010, which was higher than the 18.7% in the first nine months of 2009. We believe that this increase is directly related to our decision to reduce the price of our basic training courses beginning in July 2010. For basic training and advanced training, the customer pays the course fee at the time of registering for the program. See the section entitled above Business segments for a further discussion of cash sales and revenue.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Nine Months ended September 30,
	2010	2009
Television	0.9%	4.1%
Direct mail	8.8	8.6
Website	21.8	29.4
Newspaper	1.8	3.7
Online advertising	60.1	39.3
Radio	6.6	14.9
Total	100.0%	100.0%

Changes in Deferred Revenue

Deferred revenue decreased by $22.8 million in the first nine months of 2010, compared with a decrease of $4.7 million in the first nine months of 2009. This decrease of the deferred revenue balance was primarily attributable to the expansion of our options for course delivery, the recognition of course breakage on Rich Dad brands and a decline in cash sales. Additionally, we implemented an outreach notification program, contacting our customers by email and the U.S. mail as courses near expiration.

Operating Expenses

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses:

	(in millions)			% of Revenue
	Nine months ended September 30,		% Change	Nine months ended September 30,
	2010	2009	2010 vs 2009	2010	2009
Product costs	$11.6	$17.4	(33.3)%	12.5%	15.9%
Course events	12.7	14.9	(14.8)	13.8	13.6
Commission, fees and payroll	11.6	14.9	(22.1)	12.6	13.6
Administrative fees and other	2.5	3.4	(26.5)	2.7	3.1
Total	$38.4	$50.6	(24.1)%	41.6%	46.2%

The decrease in direct course expenses for product costs and course events was primarily attributable to the decrease in the number of events held, the decrease in sales of our Proprietary and Rich Dad™ Education brands and improved management and negotiation of seminar hotel rentals and travel expenses. The decrease in direct course expenses for commissions, fees and payroll and administrative and other fees was primarily attributable to the reduced number of events and cost reduction efforts.

Advertising and sales expenses

Advertising and sales expenses consist of purchased media to generate registrations to our free preview workshops, and costs associated with supporting customer recruitment.

We obtain the majority of our customers through free preview workshops. These preview workshops are offered in various metropolitan areas in the United States, the United Kingdom, and Canada.  Prior to the actual workshop, we spend a significant amount of money in the form of advertising through various media channels.

The following table presents the expense categories that comprise advertising and sales expenses for the nine months ended September 30, 2010 and 2009, respectively, and the expense categories as a percentage of total advertising and sales expenses:

	(in millions)			% of Revenue
	Nine months ended September 30,		% Change	Nine months ended September 30,
	2010	2009	2010 vs 2009	2010	2009
Television	$0.3	$1.9	(84.2)%	0.3%	1.7%
Direct Mail	1.7	2.4	(29.2)	1.8	2.2
Newspaper	0.7	1.7	(58.8)	0.8	1.6
Internet	9.0	13.7	(34.3)	9.8	12.5
Radio	2.2	5.1	(56.9)	2.4	4.7
Other	0.2	0.7	(71.4)	0.2	0.7
Total media spending	14.1	25.5	(44.7)	15.3	23.4
Telemarketing/outreach sales commissions	2.7	3.1	(12.9)	2.9	2.8
RDE licensing fees	8.8	9.6	(8.3)	9.5	8.8
Advertising and sales expenses	$25.6	$38.2	(33.0)%	27.7%	35.0%

Media spending decreased by 44.7% for the nine months ended September 30, 2010, compared with the same period in 2009. This decrease was primarily due to the decrease in the number of events, improved targeting and increased use of internet advertising.   We continue to redirect our media spending from television to the internet.

Media spending as a percentage of total media spending is presented in the following table:

	Nine months ended September 30,
	2010	2009
Television	2.1%	7.4%
Direct Mail	12.1	9.4
Newspaper	5.0	6.7
Internet	63.8	53.7
Radio	15.6	20.0
Other	1.4	2.8
Total	100.0%	100.0%

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses:

	(in millions)			% of Revenue
	Nine months ended September 30,		% Change	Nine months ended September 30,
	2010	2009	2010 vs 2009	2010	2009
Office and facility costs	$2.1	$3.2	(34.4)%	2.3%	2.9%
Salaries, wages and benefits	9.8	11.4	(14.0)	10.6	10.4
Legal fees	2.4	3.1	(22.6)	2.6	2.8
Accounting and auditing fees	0.6	1.2	(50.0)	0.6	1.1
Other professional fees	0.7	1.6	(56.3)	0.8	1.5
Other	1.7	2.4	(29.2)	1.8	2.2
Total	$17.3	$22.9	(24.5)%	18.7%	20.9%

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits and office and facility costs as a result of the Company’s significant personnel reductions as part of its continuing efforts to reduce its overall cost structure, consistent with its current business model. The Company has also benefited in the current year from lower legal, accounting and other professional fees. Last year, the Company was incurring legal costs associated with higher levels of general litigation matters than in the current year. Also, last year’s expenses included public relations expenses associated with its rebranding efforts.

Impairment of assets

In the first nine months of 2010, we recorded impairment charges of approximately $4.6 million, primarily consisting of $3.0 million related to the value of our note receivable, $0.6 million pertaining to our corporate office and $0.7 million related to our investment in Tranquility Bay. See Note 4 — Impairment of Assets in the Notes to Consolidated Financial Statements in Part I, Item I of this Current Report on Form 10-Q for further discussion.

Income tax provision

During the nine months ended September 30, 2010 and 2009, the Company recorded a net income tax expense of $1.4 million and $0.4 million, respectively.  The increase in 2010 was primarily due to the utilization of available net operating loss carry forwards and alternative minimum tax credits in the first nine months of 2009, which were not available in 2010. The Company also recorded state income tax expense related to jurisdictions where we did not have net operating losses to offset taxable income.

Known Trends

In general, our financial results for the nine months ended September 30, 2010 were adversely affected by decreased demand for our product and services and the continuing economic recession, including the rise in unemployment and the increased cost and decreased availability of consumer credit, particularly in the United States.

In response to the continued decline in sales and impact to our cash position, we took a series of actions during 2010, many of which were implemented in the third quarter of 2010, aimed at increasing our profitability and cash flows.  These included the modification of the live event schedule to significantly reduce the number of live seminar events and limit our events to the markets believed to be the most profitable, the reduction of our offering price of the basic training courses in an attempt to increase the percentage of customers who purchase basic training courses, and significant staff reductions to reduce our operating cost structure to improve future profitability.  During the third quarter of 2010, we reduced our headcount by an additional 33%, representing an annual estimated cost savings of approximately $3.0 million. The primary focus of these actions has been in the U.S.

Liquidity and Capital Resources

Management currently projects that our available cash balances may not be sufficient to maintain our operations beyond December 31, 2010, when considering all of the applicable operational and external risks and uncertainties.  These risks and uncertainties include, but are not limited to, the sale of remaining non-core assets (which could be subject to further deterioration of fair value), creditor concessions, cash contributions from new and ongoing business initiatives, negative outcomes from SEC and DOJ investigations and current and potential future litigation matters. Therefore, we believe that we are not adequately capitalized and anticipate the need for additional capital. We may seek to obtain additional capital through issuance of equity or debt which may dilute the equity holdings of current investors.   In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and the Company’s financial results and liquidity position. Since the fall of 2008, there has been significant deterioration in the credit, real estate and equity markets, which have not fully recovered as of the date of this report.  Continuing recessionary conditions in the economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, file for bankruptcy or cease operations, which could cause our investors to suffer the loss of a significant portion or all of their investment in us.  As a result, our Condensed Consolidated Financial Statements for the quarter ended September 30, 2010 included in this Quarterly Report on Form 10-Q contain a “going concern” explanatory paragraph. The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.   However, we sustained recurring negative cash flows from operations over the past two years. Cash and cash equivalents and restricted cash have declined from $37.1 million at December 31, 2008 to $23.5 million and $16.7 million at December 31, 2009 and September 30, 2010, respectively.  Of the $16.7 million of total cash, cash equivalents and restricted cash balances as of September 30, 2010, $4.1 million and $12.6 million were attributable to unrestricted and restricted cash balances, respectively.

As of September 30, 2010, we have failed to make an aggregate amount of approximately $1.8 million in royalty payments as required under our License Agreement with RDO and Rich Global. We were also in default with respect to certain notes issued to M. Barry Strudwick and Susan Weiss pursuant to a settlement and release of certain claims related to previously disclosed litigation involving MDM and other matters.  On October 7, 2010, we entered into an agreement with M. Barry Strudwick, Susan Weiss and certain other parties with respect to the previously disclosed settlement memorandum providing for settlement and release of certain claims with respect to our previously disclosed litigation. See Note 13 —Subsequent Events in the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Current Report on Form 10-Q for further discussion.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of September 30, 2010, our consolidated deferred revenue was $58.9 million.

Net cash used for operating activities was $6.0 million in the first nine months of 2010 compared to $11.0 million for the same period in 2009. This change reflects the decline in our cash sales, our increased cost of customer acquisition and our increased focus on fulfillment of courses, which reduced our deferred revenue liability.

Net cash used in investing activities was $0.3 million in the first nine months of 2010 compared to $3.5 million of net cash provided by investing activities in the same period in 2009. During the first nine months of 2009, we received proceeds from the sale of our corporate aircraft of $3.7 million.

Net cash used for financing activities was $0.5 million for the first nine months of 2010, compared to $0.3 million for the same period in 2009.  The cash outlay of $0.5 million in the first nine months of this year represents payment on a note related to the litigation settlement on our investments in properties in Costa Rica.

Our cash equivalents were, and continue to be, invested in short-term, liquid, money market funds during the first nine months of 2010. Restricted cash balances consist primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors.  Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products. As sales of the products and services related to our Proprietary brand have decreased, our credit card vendors have returned funds held as collateral, resulting in a decrease in our restricted cash balances.

Non-core investments

Costa Rica

As of September 30, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively.  We have a 67.5% ownership interest in the entities totaling $1.1 million, which is included in Investments in real estate.  The MDM/MTO investment is accounted for in our condensed consolidated financial statements.  For the nine months ended September 30, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $229,000 and $57,000, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A. (“MDL”), which owns a one-third interest in Monterey Group, S.A. (“MG”), whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50% of MDL and 22% of MG. MDL and MG are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities.

Southwest Florida Investment

In 2004, we entered into a joint venture in which we acquired a 50% interest in Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”) which owns 74 acres of land zoned for residential development in Southwest Florida. The investment entity had no ongoing activity other than minimal costs of carrying the land. We recorded our share of these costs using the equity method of accounting. The fair value of the real property is included in Investments in real estate at September 30, 2010.

In October, 2010, we transferred ownership of Tranquility Bay in exchange for a $300,000 reduction of principal along with the forbearance of certain other monies owed under the notes. See Note 13 — Subsequent Events, in the Notes to Condensed Consolidated Financial Statements contained in Item 1, Part 1 of this Current Report on Form 10-Q for additional disclosures.

Off-Balance Sheet Arrangements

At September 30, 2010, we had no off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K that had or are reasonably expected to have a current or future effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from these estimates under different assumptions or conditions. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 — Significant Accounting Policies and Related Information, in the Notes to Consolidated Financial Statements for the year ended December 31, 2009, included in our 2009 Annual Report. There have been no significant changes to our critical accounting policies during 2010.

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

ITEM 4T.  CONTROLS AND PROCEDURES

a)                        Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports under the United States Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, with the participation and oversight of our Interim Chief Executive Officer and Interim Chief Financial Officer, has reviewed and evaluated the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As of the date of this report, we believe we have remediated the following material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009, however, we have not completed the required testing to document our remediation efforts.  As a result, the following items remain as material weaknesses in our internal controls as of September 30, 2010:

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

b) Changes in Internal Control over Financial Reporting

As described more fully in the section entitled “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2009, our Board of Directors, various Board committees and our senior management team are developing and implementing new processes and procedures governing our internal controls over financial reporting. We believe that these measures have remediated certain material weaknesses we had identified as of December 31, 2009, and have strengthened our internal control over financial reporting and disclosure controls and procedures as of September 30, 2010. Under the direction of our Interim Chief Executive Officer and Interim Chief Financial Officer, we will continue to review and revise, as warranted, the overall design and operation of our internal control environment, as well as policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address the remaining material weaknesses identified as of September 30, 2010.

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

As of the date of this report, RDO has the option to declare us in default on certain royalty payment obligations owed under our License Agreement with them and Rich Global.   Under the License Agreement we are required to pay (i) to RDO a current royalty of 3% of Gross Revenue related to the Rich Dad brands and (ii) into the escrow account a deferred royalty of 5% of Gross Revenues related to the Rich Dad brands. Failure to make any payments required under the License Agreement gives rise to an option in favor of RDO of declaring a default.  If RDO chooses to declare us in default, and we fail to cure that default within 30 days of receipt of notice from RDO, RDO may, at its sole and absolute discretion, declare a material breach of License Agreement and terminate the agreement effective immediately.  We failed to make the deferred royalty payment into the escrow account for June and failed to make the current royalty payments (to RDO) and deferred royalty payments for July, August and September, all of which total approximately $1.8 million. Although we have been working with RDO to structure a plan to make such payments, and they have not yet declared us in default, there is no guarantee that they will not do so in the future.  For the nine months ended September 30, 2010, Rich Dad™ Education offerings represented approximately 92.2% of our revenue.  If RDO declares us in default on these obligations, it would adversely affect our business operating results and financial condition to such an extent that we would be forced to substantially revise our business plan, file for bankruptcy, sell assets or cease operations.

Our financial statements have been prepared assuming that we will continue as a going concern.

Management has evaluated whether we have sufficient liquidity to fund our working capital needs through December 31, 2010 and through 2011.  In its analysis, management analyzed projected sales and expenses and considered the scalability of our business expenses relative to the size of our revenues.  Significant efforts to control costs through reductions in staff and other cost-cutting measures, as well as potential additional cash flow received upon our continued efforts to sell our non-core assets, were taken into consideration.   We continue to incur a negative cash flow (totaling $6.7 million for the nine months ended September 30, 2010) primarily due to the on-going challenges with our business.  Management currently projects that our available cash balances are may not be sufficient to maintain our operations beyond December 31, 2010, when considering all of the operational and external risks and uncertainties. These risks and uncertainties include, but are not limited to, the sale of remaining non-core assets (which could be subject to further deterioration of fair value), creditor concessions, cash contributions from new and ongoing business initiatives, negative outcomes from SEC and DOJ investigations and current and potential future litigation matters.  Therefore, we believe that we are not adequately capitalized raising doubts about our ability to continue as a going concern beyond December 31, 2010.  Our financial statements as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and 2009 are prepared assuming we will continue as a going concern and do not include any adjustments that might result from our inability to meet our obligations and continue our operations.

Management currently projects that our available cash balances may not be sufficient to maintain our operations beyond December 31, 2010, when considering all of the applicable operational and external risks and uncertainties.  These risks and uncertainties include, but are not limited to, the sale of remaining non-core assets (which could be subject to further deterioration of fair value), creditor concessions, cash contributions from new and ongoing business initiatives, negative outcomes from SEC and DOJ investigations and current and potential future litigation matters. Therefore, we believe that we are not adequately capitalized and anticipate the need for additional capital. We may seek to obtain additional capital through issuance of equity or debt which may dilute the equity holdings of current investors.   In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment and our financial results and liquidity position. Since the fall of 2008, there has been significant deterioration in the credit, real estate and equity markets that has not fully recovered at the time of this report.  Continuing recessionary conditions in the economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.   The persistence of these conditions could have a material adverse effect on our access to debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, file for bankruptcy or cease operations, which could cause our investors to suffer the loss of a significant portion or all of their investment in us.  As a result, our Condensed Consolidated Financial Statements for the quarter ended September 30, 2010 included in this Quarterly Report on Form 10-Q contain a “going concern” explanatory paragraph. The financial statements do not include any adjustments that might result from the outcome from these uncertainties.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On September 13, 2009, we, together with Russell A. Whitney, our former Chief Executive Officer, entered into a settlement memorandum with M. Barry Strudwick, Susan Weiss and certain other parties providing for settlement and release of certain claims with respect to our previously disclosed litigation relating to MDM and other matters.

Under the terms of the settlement memorandum, we agreed to pay Mr. Strudwick and Ms. Weiss a total of $3.8 million, $1.2 million of which was paid in 2009.  We issued two promissory notes for the remaining $2.6 million, one in the amount of $2.3 million (the “First Note”) and the other in the amount of $300,000 (the “Second Note” and, together with the First Note, the “Notes”).  The First Note bears interest at a rate of 6% per annum and is payable in equal quarterly principal and interest payments over a 3 year period.  Late payments on the First Note accrue interest at a rate of 8% per annum.  The Second Note bears interest at a rate of 8% per annum and is payable over 4 years, with quarterly interest-only payments in years one through three, and quarterly principal and interest payments in the fourth year.  The notes are to be secured by our interests in (i) MDM and in that certain hotel property in Costa Rica operated for the benefit of MDM and (ii) Tranquility Bay, undeveloped real property in Lee County, Florida. We missed payments of approximately $220,337.00 and $5,983.00 with respect to the First Note and Second Note, respectively, which were due on July 15, 2010, which nonpayment became an event of default on July 25, 2010. In the event of default, the total unpaid amounts under the otes become immediately due and payable.  As of the date of this filing, the amount of principal due upon acceleration is $1,916,666 under the First Note and $300,000 under the Second Note and both have been classified in current liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2010. On July 30, 2010, the parties agreed to a forbearance.  Under the terms of the forbearance, the holders of the notes agreed to forbear from enforcing their rights and remedies under the notes and the settlement memorandum for a period ending August 13, 2010 (the “Forbearance Period”) in consideration of the payment of $50,000 we made on July 30, 2010 to be applied against our obligations under the Notes.  On October 7, 2010, we agreed to a Memorandum of Terms of Agreement (the “MTA”) with M. Barry Strudwick, Susan Weiss and certain other parties pursuant to which an affiliate of the holders of the notes accepted title to Tranquility Bay, undeveloped real property located in Lee County, Florida, in exchange for a credit to us of $300,000 against sums due and coming due under the notes and a deferral of further payments under the notes until February 15, 2011.

ITEM 4.  (REMOVED AND RESERVED)

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Title	Method of filing
10.1	Loan Purchase Agreement between SCB Building, LLC, an affiliate of Tigrent Inc., and Sentinel Capital Partners, LLC, dated September 23, 2010.	Filed herewith.

10.2	Summary of Terms to an Amendment to Loan Purchase Agreement between SCB Building, LLC, an affiliate of Tigrent Inc., and Sentinel Capital Partners, LLC, dated October 1, 2010.	Previously Reported on a Current Report on Form 8-K filed with the SEC on October 7, 2010.

10.3	Forbearance Agreement between Tigrent Inc., M. Barry Strudwick, Susan Weiss and certain other parties, dated October 7, 2010.	Filed herewith.

10.4	Employment Arrangement between Tigrent Inc. and Charles F. Kuehne, dated October 14, 2010. *	Previously Reported on a Current Report on Form 8-K filed with the SEC on October 19, 2010.

10.5	2010 Annual Base Salaries of Named Executive Officers for pay periods ending on or after October 29, 2010. *	Previously Reported on a Current Report on Form 8-K filed with the SEC on November 3, 2010.

31.1	Certification of Interim Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

31.2	Certification of Interim Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.	Filed herewith.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

32.2	Certification Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*    Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGRENT INC.

Dated: November 12, 2010	By:	/s/ Steven C. Barre
Steven C. Barre
Interim Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Charles F. Kuehne
Charles F. Kuehne
Interim Chief Financial Officer