Form 10-K
period 2010-12-31
TIGRENT INC
filed 2011-03-31
CIK 1095276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Securities registered under Section 12(g) of the Act*:

Title of Each Class	Name of Exchange on which registered
Common Stock, no par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act*. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days*. Yes ☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 million based on the closing sale price of the registrant’s common stock as traded on the NASD Over the Counter Electronic Bulletin Board on such date of $0.47 per share.

As of March 4, 2011, there were 13,088,587 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

*On March 18, 2011, the registrant filed a Form 15 with the Securities and Exchange Commission to deregister its securities and suspend its obligations to file periodic reports under the Securities Exchange Act of 1934, as amended, except that the registrant has filed this Annual Report on Form 10-K for the year ended December 31, 2010.

In this Annual Report on Form 10-K (“Annual Report”), “Tigrent” and the terms “Company,” “we,” “us,” and “our” refer to Tigrent Inc. and its wholly-owned and majority-owned subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risk and uncertainties. These forward-looking statements are principally contained in the Sections entitled Managements Discussion and Analysis of Financial Conditions and Results of Operations in Part II, Item 7 and Risk Factors in Part I, Item 1A.  Such forward-looking statements may be identified by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “continue” or similar statements. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, changes in our operating results for 2011, any benefit that we may achieve as a result of cash reduction efforts implemented in 2010, expected cash sales and adjusted EBITDA for 2011 and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from what is currently anticipated, including our ability to execute on our 2011 operating plan, our ability to remain in compliance with our contractual obligations under existing licensing and other arrangements, our ability to maintain control over and reduce our operating expenses, as well as other risks and uncertainties set forth in cautionary statements made throughout various sections of this document. You should read these cautionary statements, particularly those set forth under the caption Risk Factors in Part I, Item 1A below, as being applicable to all related forward-looking statements wherever they appear in this document, in the materials referred to in this document, in the materials incorporated by reference into this document, or in our press releases. No forward-looking statement is a guarantee of future performance, and you should not place undue reliance on any forward-looking statement. Actual results could differ materially from those anticipated or implied by the forward-looking statements. All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, we assume no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1.  BUSINESS

Overview

We are a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially knowledgeable. We provide customers with comprehensive instruction and mentoring on the topics of real estate and financial instruments investing and entrepreneurship in the United States, the United Kingdom, and Canada. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring, and coaching.

In July 2006, we created Rich Dad Education, LLC (“RDE”) with Rich Global, LLC (“Rich Global”). This entity has provided basic training courses under the Rich Dad™ Education brand, which focuses on the real estate teachings and philosophies of Robert Kiyosaki as detailed in the book entitled, Rich Dad Poor Dad. The Rich Dad Poor Dad book series has sold millions of copies worldwide.  On May 26, 2010, we entered into definitive agreements with Rich Global and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which we license and operate under the Rich Dad brand.  Rich Global and RDO (together, the “Rich Dad Parties”) are entities controlled by Robert and Kim Kiyosaki. More details about the restructuring and the terms of the license agreements are discussed below under the section entitled Licensing Agreements with the Rich Dad Parties.

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

For the year ended December 31, 2010, Rich Dad™ Education represented approximately 91.9% of our total revenue and our Proprietary brands represented approximately 8.1% of our total revenue. Our international business, which includes both Rich Dad™ Education and Proprietary brands, was approximately 23.5% of our total revenue.

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

•                  Focus on fulfillment of customer obligations. We intend to optimize the pace and improve the cost efficiency with which we fulfill our long term customer commitments. We have expanded the options for course fulfillment in order to reduce the number of expired contracts. We have increased the number of courses offered on electronic media and via the internet. Additionally, we have implemented an outreach program that involves contacting our customers by email and the U.S. mail as courses near expiration. Finally, we have implemented the concept of a symposium fulfillment experience, which we believe will play a significant role in our business model going forward. Symposiums allow us to hold several advanced classes in one location resulting in cost savings based on economies of scale.  These events have been well received by our customers, providing them with networking opportunities as well as bonus events and activities that have enhanced their experience.

•                  Enhanced eLearning. We intend to continue developing and promoting interactive and online distributed course content and enhanced technology platforms capable of streaming video, interactive e-learning, and distributed e-learning. We also plan on using social networking forums to further enhance the learning experience for our customers.

•                  Consistent quality assurance. We believe that to be an effective provider of training we need to ensure that our course offerings meet our strict quality assurance guidelines. To that end, we will continue to monitor and enforce standards for marketing, sales presentations, and training delivery throughout our organization.

Intellectual Property

We regard our training materials and products, trademarks, service marks, trade names, copyrights, and patents as proprietary. As such, we primarily rely on federal statutory and common law protections to uphold our interests in these materials. We market various courses and training programs under the Rich Dad brand, as a licensee, as well as our Proprietary brands, as described below under the section entitled Training Programs. While several of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection, we also use employee and third party non-compete and confidentiality agreements as well as other contractual methods of protecting proprietary rights to safeguard our intellectual property.

Licensing Agreements with the Rich Dad Parties

In July 2006, we formed a limited liability company, RDE, with Rich Global to promote the financial philosophy espoused by Robert Kiyosaki in his book, Rich Dad Poor Dad. The profit interests of RDE were held 51% by us and the remaining 49% by Rich Global. Pursuant to a license agreement dated July 6, 2006 (“Rich Dad License Agreement”), Rich Global granted RDE a license to use the Rich Dad trademarks, trade names and other business information in seminars that it conducts in the United States, Canada and the United Kingdom.

On May 26, 2010, we entered into definitive agreements with the Rich Dad Parties to restructure the agreements under which we license and operate the Rich Dad brand.  The Rich Dad Parties are entities controlled by Robert and Kim

Kiyosaki.  In connection with the restructuring, we entered into (i) a License Agreement with the Rich Dad Parties (the “2010 Rich Dad License Agreement”), relating to the Rich Dad brand, and (ii) a Settlement Agreement and Release with the Rich Dad Parties, (the “Settlement Agreement”), relating to the previous Rich Dad License Agreement for the Rich Dad brand. We and the Rich Dad Parties also committed to enter into a cooperative marketing agreement relating to the development and implementation of improved customer contact management strategies.

The 2010 Rich Dad License Agreement is for a term ending December 31, 2014.  Rich Global is a consenting party to the 2010 Rich Dad License Agreement with respect to the use of its database. The 2010 Rich Dad License Agreement gives us the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The 2010 Rich Dad License Agreement provides that we must establish escrow and cash collateral accounts in an aggregate amount equal to 30% of our deferred revenues during the term of the 2010 Rich Dad License Agreement (the “Reserve Goal”). The purpose of the escrow and cash collateral accounts is to ensure that we can fulfill our contractual commitments to the customers who purchased the Rich Dad and Tigrent courses. Until the Reserve Goal has been met, we will pay (i) to RDO a current royalty (“current royalty”) of 3% of the Gross Revenues and (ii) into the escrow account a deferred royalty of 5% of the Gross Revenues (“unfulfilled royalty”).  Under the 2010 Rich Dad License Agreement, the term “Gross Revenues” means gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement.

In addition, we are required by the 2010 Rich Dad License Agreement to pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in our accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from RDE made available to us) exceeds $6 million. Our merchant deposit reserve funds will also be credited to the Reserve Goal.  After the Reserve Goal has been met, we are required to pay RDO royalty payments equal to 10% of Gross Revenues in lieu of paying the current royalty to RDO and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeds the Reserve Goal, the excess funds may be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDO. In addition, on a quarterly basis, RDO may withdraw 40% of payments into the escrow account during the prior three-month period.

The 2010 Rich Dad License Agreement contains covenants relating to performance standards and cash operating profits. We are limited in making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDO. We must also consult with RDO prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDO has the right to have one representative observe all meetings of our Board of Directors in a non-voting capacity.

In accordance with the terms of the Settlement Agreement, we issued 9.9% of our outstanding common stock (1,290,000 shares) to Rich Global and redeemed Rich Global’s 49% membership interest in RDE. Our common stock issued to Rich Global is subject to a shareholders’ agreement with us that gives Rich Global demand and piggyback registration rights after January 1, 2011. On March 18, 2011, we filed a Form 15 with the Securities and Exchange Commission (“SEC”) to deregister our common stock and suspend our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  In connection with this action, we sought and obtained Rich Global’s consent to waive their demand and piggyback rights unless and until such time as we are again subject to the reporting obligations under the Exchange Act. Rich Global agreed to transfer the RDE assets to us, except for the data base of customer names and customer leads, resulting in full ownership by us of the business previously conducted by RDE.  We and Rich Global agreed to dissolve RDE and terminate the license and administrative services agreements associated with RDE. We have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. We agreed to release Rich Global from all general claims related to RDE and Rich Global agreed to release us from specific claims that it made against us and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposes enhanced cooperation in advertising, marketing, and educational programs between us and RDO through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

As of December 31, 2010, we owed approximately $3.6 million of current and deferred royalty payments, as defined in the 2010 Rich Dad License Agreement, of which approximately $2.8 million pertained to June 2010 through December 2010 activity. We suspended the 2010 royalty payments in conjunction with our mid-year business restructuring in an effort to conserve our available cash balances. On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted these royalties due into a promissory note with stated terms. See Note 14—Subsequent Event in the Notes to Consolidated Financial Statements for the year ended December 31, 2010 contained in Part II, Item 8 of this Annual Report for further information. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad License Agreement. Beginning in 2011, we resumed paying royalties due relating to 2011 activity under the 2010 Rich Dad License Agreement.

Marketing

We acquire our customers through direct marketing activities using electronic media, such as email marketing, search engine optimization, social websites, and marketing and internet-based banner ads. We also utilize, to a lesser extent, telemarketing, television short-form commercials, radio advertising, direct mail, and newspaper advertising. Potential customers are invited to attend free two-hour preview workshops in their local areas, during which we offer follow-up three-day basic training courses. Customers that enroll and attend the basic training courses receive reference materials relevant to the subject matter. The basic training course is usually held over a weekend within two to four weeks of the initial free preview workshop. In 2010, approximately 21.8% of the attendees at the preview workshops enrolled in the basic training courses.

At the basic training courses, attendees are taught the fundamentals of the course topics and are encouraged to enroll in advanced, detailed courses covering specific topics addressed within the training segment. Our basic and advanced training programs are described below under the section entitled Training Programs.

In 2010, we also began offering our preview workshops and basic training courses in an online format.

Training Programs

For the year ended December 31, 2010, basic training courses accounted for 9.6% of our worldwide revenue and advanced training courses and mentoring accounted for 69.5% of our worldwide revenue. The remaining 20.9% of our worldwide revenue came from coaching and our other training services, products and programs.

Basic Training Courses

During 2010, we offered basic training courses under the following marketing programs and brands:

Rich Dad™ Education offers courses teaching real estate, financial instruments and entrepreneurship as well as philosophies taught by Robert Kiyosaki, author of Rich Dad Poor Dad. We currently have two Rich Dad™ Education courses, which are Rich Dad™ Learn to be Rich, which is focused on real estate investing, and Rich Dad™ Stock Success which is focused on investing in financial instruments. These courses concentrate on principles while allowing customers to apply what they have learned playing the board game, CASHFLOW® , which was developed by Mr. Kiyosaki. These courses are offered in the United States, the United Kingdom and Canada.

In the United Kingdom, we also offer products under the following brands:

Building Wealth™ offers a curriculum focused on real estate and the fundamentals of negotiating real estate purchases with sellers, rehabilitating distressed properties and leasing rental units to tenants to generate multiple sources of cash flow. Customers are taught the mechanics of completing a real estate transaction in their community, from making an offer to closing the transaction, with an emphasis on creative financing strategies.

Making Money from Property with Martin Roberts offers a real estate curriculum focused on property auctions. The seminar reflects the real estate expertise of Martin Roberts, a well-known U.K. presenter and property journalist who develops properties in the United Kingdom, Europe and Canada. Customers are taught about buying property at auctions, rental and capital growth strategies, negotiating transactions and buying properties overseas.

Teach Me To Trade® offers a curriculum focused on financial instrument trading strategies using software and specific teaching techniques designed by us. Customers are taught to understand the stock market, foreign exchange, options, futures, investment strategies, risks and how to improve returns in both bull and bear markets.

Women in Wealth™ teaches women how to take control of their financial circumstances, gain enough money and independence to achieve their financial goals and gain information on the latest wealth-building strategies and techniques.

Business Success Systems offers a business basics curriculum focused the many small business ideas and opportunities that are available to individuals. Customers are taught how to establish, run, sell or franchise these potential business opportunities. The education is based on practicalities of the legal and accounting requirements of setting up and running a business towards the product, placement and marketing both through traditional and internet avenues.

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
— Creative Real Estate Financing
— Real Estate Negotiating Techniques
— Apartment Conversion & Syndication (Canada)
— Distressed Property & Repossessions (UK)
— Asset Protection (UK)
— Lease Options/Purchase Options (UK)
— Houses of Multiple Occupancy (UK)
— Auction Training (UK)

Customers may access training content through multiple delivery channels, including:

•	Live instruction in classroom settings;
•	Onsite mentoring;
•	Telephonic coaching;
•	Electronic access to live online or pre-recorded on-demand programs;
•	Electronic media;
•	Conferences; and
•	Teleconferences.

Through strategic partners, customers can purchase a license to use supporting software for real estate or financial instruments investing. With either software program, a subscription-based data service is available for purchase which allows customers to interactively determine investment options and make better informed decisions about potential investments.

Geographic Diversification

For the year ended December 31, 2010, 76.5% of our revenue was generated domestically and 23.5% from our foreign operations in Canada and the United Kingdom. For the year ended December 31, 2009, 88.9% of our revenue was generated in the U.S. and 11.1% internationally.

Competition

We compete, in a broad sense, with a number of organizations, including but not limited to: Armando Montelongo Worldwide, Inc., Investools Inc., Better Trades, Online Trading Academy, Stores Online and Nouveau Riche. These organizations also offer training on specific business subjects including real estate and stock market investing. However, we do not believe we compete directly with organizations that offer undergraduate and advanced degrees or continuing training programs.

Generally, competitive factors within the proprietary training market include the range and depth of course offerings, the quality of trainers, the quality of reference materials provided in connection with course studies and the cost of the training process. We believe that the range and depth of our course offerings, the quality of our trainers and reference materials are comparable or superior to those of our competitors. Typically, our trainers for our advanced courses have been active investors in their chosen field, have been trained by us and, to a large degree, are previous customers of our programs. Trainers for our advanced courses are chosen based on their knowledge and experience with the coursework covered, and are further qualified by meeting knowledge standards developed internally.

We have developed a broad line of training resource materials for real estate and financial products that support our course offerings. We believe that charges for our training courses are broadly consistent with those of our competitors.

Employees and Independent Contractors

On December 31, 2010, we had approximately 167 employees of whom 137, or 82.0%, were located in the United States and 30, or 18.0%, were located in the United Kingdom or Canada. In addition, we have approximately 100 independent contractors who are trainers, coaches and mentors. Our employees are not represented by a labor union, and we believe our relations with our employees are satisfactory. Our independent contractors are either paid commissions based upon the dollar value of the courses purchased by customers at our free preview workshops and basic training courses, or are paid fixed fees for teaching and mentoring advanced courses. Independent contractors are required to execute agreements with us that set forth their commission structures and contain customary confidentiality and non-competition provisions. The independent contractors also agree to comply with our Code of Conduct. The Code of Conduct is available on our corporate website, at http://www.tigrent.com on the “Investor Relations” page under “Corporate Governance.”

Available Information

We regularly filed reports with the Securities and Exchange Commission (“SEC”). These reports included Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other forms as required. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20459. The public may obtain information from the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains the annual, quarterly, and current reports, proxy and information statements and other information that public companies (including us) file electronically with the SEC. Our electronic filings are available to the public at the SEC’s website, www.sec.gov.

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished with the SEC available to the public through our website at www.tigrent.com. Information on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference.

On March 18, 2011, in connection with our continuing efforts to reduce operating costs, we filed a Form 15 with the SEC to terminate the registration of our common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.

ITEM 1A.  RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements, risks and information described elsewhere in this Annual Report on Form 10-K, as well as in our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, it could have a material adverse effect on the Company, our business, financial condition, results of operations and/or our liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

We have experienced significant negative cash flows from operations in fiscal 2010 and 2009. If this trend continues in the future, it could impair our ability to fund our working capital needs and adversely affect our financial condition.

Management currently projects that our available cash balances will be sufficient to maintain our operations during 2011. However, when considering all of the applicable operational and external risks and uncertainties, including, but not limited to cash contributions from new and ongoing business initiatives, our ability to effectively execute our strategies, negative outcomes from ongoing SEC investigations, and current and potential future litigation matters, we believe that we may not be adequately capitalized. We may seek to obtain additional capital through the issuance of equity or debt, which may dilute the equity holdings of our current investors.  In addition, we may seek to borrow additional capital from institutional and commercial banks or other sources to fund future operations on terms that may include restrictive covenants, liens on assets, high effective interest rates, and repayment provisions that reduce cash resources and limit future access to capital markets. We do not currently have any commitments for future external funding. Our ability to raise additional capital may be adversely impacted by the current economic environment. Since the fall of 2008, there has been significant deterioration in the credit and real estate markets that has not fully recovered as of the date of this report.  Continuing recessionary conditions in the economy threaten to cause further tightening of the credit and equity markets and more stringent lending and investing standards.  The persistence of these conditions could have a material adverse effect on our access to debt or equity capital. In addition, further deterioration in the economy could adversely affect our corporate results, which could adversely affect our financial condition and operations. In addition, our ability to raise additional capital may be adversely impacted by our financial results and liquidity position.  See the risk factors below entitled “Quotation of our common stock on the Pink Sheets® may adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.” and “We have filed to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company.” As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders. If we cannot generate the required revenues to sustain operations or obtain additional capital on acceptable terms, we will need to make further revisions to our business plan, sell or liquidate assets, file for bankruptcy or cease operations, which could cause our investors to suffer the loss of a significant portion or all of their investment in us.

Our failure to remain in compliance with the 2010 Rich Dad License Agreement could result in the termination of our license to the Rich Dad brand, which would materially adversely impact our business operating results and financial condition, given the high concentration of sales from course offerings under the Rich Dad® Education Brand

Our Rich Dad™ Education real estate and financial market course offerings accounted for approximately 94.1% of our total cash sales and 91.9% of total revenue in 2010. If sales from the Rich Dad™ Education Brand were to decrease for any reason or if our relationship with the Rich Dad Parties was terminated due to default under our agreements with the Rich Dad Parties, it would have a material adverse effect on our business, results of operations and financial condition. Our new agreements with the Rich Dad Parties are effective through December 31, 2014; however, there can be no assurances that our relationship will not terminate prior to that date if a default were to be declared. Under the 2010 Rich Dad License Agreement, we are required to pay (i) to RDO, a current royalty of 3% of Gross Revenues and (ii) into an escrow account, a deferred royalty of 5% of Gross Revenues. Failure to make any payments required under the 2010 Rich Dad License Agreement would give rise to an option in favor of RDO of declaring a default.  If RDO chose to declare us in default, and we failed to cure that default within 30 days of receipt of notice from RDO, RDO may, at its sole and absolute discretion, declare a material breach of the 2010 Rich Dad License Agreement and immediately terminate the agreement. As of December 31, 2010, we owed approximately $3.6 million of current and deferred royalty payments, as defined in the 2010 Rich Dad License Agreement, of which approximately $2.8 million pertained to June 2010 through December 2010 activity. We suspended the 2010 royalty payments in conjunction with our mid-year business restructuring in an effort to conserve our available cash balances. On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted these royalties due into a promissory note with stated terms. See Note 14—Subsequent Event in the Notes to Consolidated Financial Statements for the year ended December 31, 2010 contained in Part II, Item 8 of this Annual Report for further information. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad

License Agreement; however, there can be no assurance that we will not breach the terms of the 2010 Rich Dad License Agreement in the future.

Quotation of our common stock on the Pink Sheets® may adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.

Because our common stock is ineligible for quotation on The OTC Bulletin Board (the “OTCBB”) due to quoting inactivity under SEC Rule 15c2-11, our common stock is now quoted by OTC Markets Group, an automated quotation system under which broker-dealers publish quotes for trading in over-the-counter securities (also known as the Pink Sheets®).  Even if our common stock was more actively traded on the OTCBB, our stock would be ineligible for quotation as a result of the deregistration of our common stock under the Exchange Act.  The quotation of our common stock on the Pink Sheets® may reduce the price and liquidity of our common stock.  In addition, the quotation of our common stock on the Pink Sheets® may materially adversely affect our ability to raise capital on terms acceptable to us or at all.

We have filed to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company.

Given the increasing cost and resource demands of being a public company, the Company has decided to deregister its common stock under the Exchange Act and “go dark.” By going dark, our obligations to file reports with the SEC (including periodic reports, proxy statements, and tender offer statements) will cease and we expect that there will be a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on the Pink Sheets®.  Further, the market’s interpretation of our motivation for “going dark” could vary from cost savings, to negative changes in our prospects, to serving insider interests, all of which may affect the overall price and liquidity of our common stock and our ability to raise capital on terms acceptable to us or at all.  In addition, companies with common stock quoted on the Pink Sheets® are not required to meet the reporting requirements set forth under the Exchange Act.  Although we plan to continue to provide at least limited financial information to allow for public trading of Company securities on the Pink Sheets®, there can no assurances that we will do so or that market makers will continue to make a market in our common stock.  As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our securities in the secondary market may be materially limited.

Our uses of cash are restricted under the license agreement with RDO.

The 2010 Rich Dad License Agreement requires us to establish and maintain a reserve account in an amount equal to 30% of our deferred revenue during the term of the 2010 Rich Dad License Agreement. The purpose of the reserve account is to ensure that we can fulfill our contractual commitments to the customers who purchase the Rich Dad courses. We will not be able to utilize the cash accumulated in the reserve account for general operating purposes. This restriction on the use of cash associated with the Rich Dad™ Education products impacts our liquidity and creates additional administrative obligations for us.

If we are unable to maintain a satisfactory relationship with RDO’s licensed third party provider of coaching services, it could have a material adverse impact on our business and financial results.

The Settlement Agreement with the Rich Dad Parties outlines an enhanced level of cooperation with RDO’s licensed third party provider of coaching services, which was realized during 2010. The failure to realize the benefits of the enhanced cooperation levels in the future, including cost savings, could have an adverse affect on our financial condition or results of operations.

If we are unable to successfully conclude the litigation, governmental investigations and inquiries pending against us, our business, financial condition, results of operations and growth prospects could be adversely affected.

Certain government agencies have instituted inquiries regarding us, including the SEC. We are also subject to various other lawsuits, investigations and claims covering a range of matters. See Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements for the year ended December 31, 2010 contained in Part II, Item 8 of this Annual Report for a detailed discussion of these matters.

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

While we continue to cooperate with the various government investigations, we cannot predict the duration or outcome of the investigations, and the investigations may expand, and other regulatory agencies may become involved. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The government investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers, employees or independent contractors, the imposition of fines and penalties, suspensions and/or other remedies and sanctions. Such proceedings, fines, penalties and/or other remedies and sanctions could have a material adverse effect on our business, financial condition, or results of operations.

We may require additional capital, which may not be available on favorable terms, or at all.

Any additional equity or debt financing, if available at all, may be available only on terms that are not favorable to us. If we are able to raise capital through equity financings, your interest in us would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to our common shares. If we raise capital through the issuance of debt, the incurrence and repayment of such debt could have a material adverse effect on our business, operating results, financial condition and results of operations. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected. See the risk factors above entitled “Quotation of our common stock on the Pink Sheets® may adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.” and “We have filed to deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and result in less disclosure about the Company.” for additional factors that may affect our ability to raise additional capital.

Our common stock will no longer be eligible to be publicly sold under Rule 144.

As a former shell company, our shares of common stock cannot be publicly resold under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), unless we comply with the requirements of Rule 144(i).  Two of the requirements of Rule 144(i) are that we be subject to the reporting requirements of the Exchange Act and that we have filed all reports and other materials required to be filed during the preceding 12 months. Because we have deregistered our common stock under the Exchange Act, we are no longer subject to the reporting requirements of the Exchange Act and therefore no longer meet the requirements set forth in Rule 144(i).  As a result, any resales of shares of our common stock must be made pursuant to either a registration statement under the Securities Act or another exemption from those registration requirements.  The exemption from registration provided in Section 4(1) of the Securities Act for resales by persons other than “an issuer, underwriter or a dealer” may be available to some of our shareholders.  However, under NASD regulations, because we were a shell company, that exemption may not be available for the resale of our securities by directors, executive officers, promoters or founders or their transferees. See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Uncertain economic conditions and other changes experienced by our customers, including the willingness to trade or invest in securities or real estate, could influence their willingness to spend their discretionary income on our course offerings, contributing — along with our ongoing restructuring activities — to uncertainty and forecasting risk regarding our future results of operations.

Uncertain economic conditions may affect our customers’ discretionary income, access to credit and ability and willingness to purchase our training courses and products. Economic conditions and consumer spending are influenced by a wide range of factors that are beyond our control in which we have significant forecasting risk. These conditions include but are not limited to:

•              Demand for training and our related products;

•              Conditions in the securities and investment markets;

•              Conditions in the real estate market;

•              Availability of mortgage financing and other forms of credit and consumer credit;

•              General economic and business conditions;

•              Adverse changes in consumer confidence levels;

•              General political developments; and

•              Adverse weather or natural or man-made disasters.

A prolonged economic downturn or uncertainty over future economic conditions, particularly in the United States, could increase these effects on our business. In addition, our ongoing business restructuring efforts and related operational changes adds to the difficulty and risk of forecasting the timing, magnitude and direction of operational and financial outcomes with respect to our business.

We face significant competition in our markets.

Our success depends upon our ability to attract customers by providing high-quality courses and training materials, as well as to attract and retain quality trainers to provide those courses. The market for training courses for specific business issues, such as real estate or stock market investing, is intensely competitive. If we are unable to successfully compete, our business, operating results and financial condition will be materially harmed. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to course development than we can. In addition, it is possible that certain competitors, or potential competitors, could reduce their pricing to levels that would make it difficult for us to compete. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition.

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

Laws and regulations can affect the operation of our business and may limit our ability to operate in certain jurisdictions.

Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries. Many federal, state and international governmental agencies assert authority to regulate providers of investment training programs. Failure to comply with these regulations could result in legal action instituted by the jurisdictions, including cease and desist and injunctive actions. In the event we are subject to such legal action, our reputation could be harmed and the demand for our course offerings could be significantly reduced. See Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report, for a detailed discussion of regulatory proceedings in which we are currently involved. Future regulatory changes with respect to the various topics of our courses or the investment techniques we teach, could also impact the content of our course offerings, which in turn, could negatively impact future sales.

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

Natural disasters, external labor disruptions and other adverse events may affect our ability to conduct our business, resulting in a loss of revenue. Severe weather or natural disasters, such as floods and earthquakes, may reduce the ability of our course participants to travel to our courses. These natural disasters may also disrupt the printing and transportation of the materials used in our direct mail campaigns. Furthermore, postal strikes could occur in the countries where we operate which could delay and reduce delivery of our direct mail marketing materials. Transportation strikes could also occur in the countries where we operate, adversely affecting course offerings.

Our operations outside the United States subject us to additional risks inherent in international operations.

We currently operate in the United Kingdom and Canada in addition to our U.S. operations. As a result, we face risks that are inherent in international operations, including:

•              Complexity of operations across borders;

•              Currency exchange rate fluctuations;

•              Multiple and possibly overlapping or conflicting tax laws;

•              Applicability of training concepts to foreign markets; and

•              Compliance with foreign regulatory requirements.

If we are unable to successfully manage these factors, our business could be adversely affected and our results of operations could suffer.

Our Board of Directors, without stockholder approval, may issue preferred stock that could dilute the voting power or other rights of our other stockholders and make it more difficult for a third party to acquire a majority of our outstanding voting stock.

Our Board of Directors, without stockholder approval, may issue up to 10 million shares of preferred stock. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions, which could dilute the voting strength of the holders of common stock and reduce the likelihood that such holders will receive dividend payments and payments upon liquidation. Issuance of preferred stock could also have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, a majority of our outstanding voting stock.

Our loss of any of our key executive personnel, or high performing trainers, could disrupt our operations and reduce our profitability.

The loss of the services of any key individuals may have a material adverse effect on our business. We currently do not maintain key man insurance on any member of our senior executive management team.

Our future success also depends on our ability to retain and attract high performing speakers and trainers. The loss and/or inability to retain these speakers and trainers, or to recruit suitable replacements, may affect our performance and reduce our profitability.

Any decrease in the popularity of the Rich Dad® Education Brand would have an adverse impact on our financial condition.

If the Rich Dad™ Education Brand were to experience a decrease in popularity, it would have a significant impact on our business, results of operations and financial condition. In the current economic environment, many individuals are not interested in purchasing real estate investment courses or products. The decreased interest in real estate investing could impact the Rich Dad™ Education Brand. Additionally, if Mr. and Mrs. Kiyosaki, the founders of the Rich Dad™ Education Brand, do not spend as much time in the public eye, it could impact the popularity of the Rich Dad™ Education Brand and consequently impact our sales of Rich Dad™ Education products.

If there is a material change in our relationships with our customers or in the demand by potential customers for our services, it could have a significant impact on our business.

Our success is dependent on our ability to successfully attract customers to programs that they feel will enhance their skill sets and enhance their earning power. Their level of satisfaction with our course offerings affects our reputation as they tell others about their experience. Our business could suffer if we fail to deliver quality programs at acceptable price points.

We have a negative per share book value.

The market price of our common stock was $0.15 per share at the close of business on March 4, 2011, and exceeded our December 31, 2010 book value, which was a stockholders’ deficit of $44.2 million, or $3.38 book value per share deficit. The lower book value per share compared to our market price per share increases the risk that our market price per share may decline in the future.

We have material weaknesses in our internal control over financial reporting that could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Item 9(A) Controls and Procedures.

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. We are developing remediation plans to strengthen our internal controls in response to the previously identified material weaknesses; however, our ability to make capital investments to that end is currently constrained. If we are unsuccessful in developing, implementing or following our remediation plans, or fail to update our internal controls as our business evolves, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth our office locations as of March 4, 2011:

Purpose	Location	Own/lease	Approximate square footage	Lease expiration
Executive offices	Cape Coral, FL	Own	40,734	—
U.S. operations and telemarketing headquarters	West Valley City, UT	Lease	12,400	August 2013
United Kingdom headquarters	London, England	Lease	2,727	April 2012
Canadian headquarters	Ontario, Canada	Lease	5,100	February 2014
Training center	Surrey, England	Lease	1,990	December 2011
			62,951

We own the land and building of our executive offices in Cape Coral, Florida. Our executive office building is approximately 40,734 square feet and is situated on approximately 4.5 acres. We have hired a real estate broker to assist us with the sale of this facility, but there is no assurance that a sale will occur in 2011 or at all.

We lease approximately 12,400 square feet of office space in West Valley City, Utah for our U.S. operations and telemarketing headquarters. The lease expires in August 2013 and rent is payable monthly at rates increasing from $18,760 to $19,902 over the term of the lease.

We lease approximately 2,727 square feet of office space in London, England for our United Kingdom headquarters. The lease expires in April 2012 and our monthly rental rate is approximately $7,900.

We lease approximately 5,100 square feet of office space in Ontario, Canada for our Canadian headquarters. The lease expires in February 2014 and rent is payable monthly at rates increasing from approximately $2,760 to $3,150 over the term of the lease.

We lease approximately 1,990 square feet of office space in Surrey, England which is being used as a training center. The lease expires in December 2011 and the rent is approximately $21,121 per month.

ITEM 3.  LEGAL PROCEEDINGS

See Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report for information about legal proceedings in which we are involved.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 18, 2011, in connection with our continuing efforts to reduce operating costs, we filed a Form 15 with the SEC to terminate the registration of our common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act.

During 2010 and 2009, our common stock was quoted on the OTCBB under the trading symbol “TIGE”. The following table shows the high and low sales prices of our common stock for each quarter in 2010 and 2009. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

	High	Low
Year ended December 31, 2010
Fourth Quarter	$0.22	$0.06
Third Quarter	$0.47	$0.18
Second Quarter	$0.80	$0.29
First Quarter	$1.01	$0.43
Year ended December 31, 2009
Fourth Quarter	$1.43	$0.41
Third Quarter	$1.80	$0.76
Second Quarter	$1.65	$0.55
First Quarter	$1.25	$0.26

Effective February 22, 2011, due to low trading volumes, our stock ceased to be quoted on the OTCBB and is currently being quoted on the OTCQB, which is the second of three tiers of the OTC Market Group. As of March 4, 2011, the closing price of our common stock, as reported on OTCQB, was $0.15. According to the records of our transfer agent, there were 131 shareholders of record of our common stock as of February 28, 2011. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Dividend Policy

We have not paid out any cash dividends for the past two years and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2010, the equity compensation plans under which we may issue shares of stock to our directors, officers, employees and consultants.

Plan Category	Number of common shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options		Number of common shares remaining available for future issuance under equity compensation plans
2009 Incentive Plan, approved by security holders	900,000	(a)	NA	(a)	340,000
1998 Stock Option Plan, approved by security holders	73,000		$2.30		—

(a)   On December 22, 2010, the Compensation Committee of the Board of Directors approved restricted stock award grants to certain Company officers pursuant to our 2009 Incentive Plan. The awards vest fully on December 22, 2014, or upon a “change of control,” as defined in the Plan.

See Note 8—Stock-Based Compensation in the Notes to Consolidated Financial Statements contained in Part II,

Item 8 of this Annual Report for information about our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the periods indicated should be read in conjunction with our consolidated financial statements, related notes and the other financial data included elsewhere in our Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. See our preceding cautionary language under the title Cautionary Statement Regarding Forward-Looking Statements immediately preceding Part I, Item 1 under the title Business as well as the risk set forth in Part I, Item 1A. Risk Factors for factors that could cause future results to differ materially.

Business Overview

We are a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially knowledgeable. We provide customers with comprehensive instruction and mentoring on the topics of real estate and financial instruments investing and entrepreneurship in the United States, the United Kingdom, and Canada. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching.

Non-GAAP Financial Measures

Adjusted EBITDA

As used in our operating data, EBITDA is defined as net income (loss) excluding the impact of: interest expense; interest income; income tax provision; and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA adjusted for: asset impairments; special items (including the costs associated with the SEC and the DOJ investigations and the related class action and derivative lawsuits); litigation settlement and related legal expenses related to non-core business activities; other income, net; stock-based compensation expense; equity loss from investments in real estate; severance expenses; the net change in deferred revenue; and the net change in deferred course expenses. Adjusted EBITDA is not a financial performance measurement according to accounting principles generally accepted in the United States (“GAAP”).

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

Many costs to acquire customers have been expended before a customer attends any basic or advanced training. Those costs include media, travel, facilities and instructor fees for the preview workshops and are expensed when incurred. Licensing fees paid to Rich Global and telemarketing and speaker commissions are deferred and recognized when the related revenue is recognized. Revenue recognition of course fees paid by customers to enroll in any basic or advanced training courses at registration is deferred until (i) the course is attended by the customer, (ii) the customer has received the course content in an electronic format, (iii) the contract expires, or (iv) revenue is recognized through course breakage.  It is only after one of those four occurrences that revenue is considered earned. Thus, reporting in accordance with GAAP creates significant timing differences between the receipt and disbursement of cash with the recognition of the related revenue and expenses, both in our Consolidated Statements of Cash Flows and Consolidated Statements of Operations. As a result of these factors, our operating cash flows can vary significantly from our results of operations for the same period. For this reason, we believe Adjusted EBITDA is an important non-GAAP financial measure.

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

The table below is a reconciliation of our net income to EBITDA and Adjusted EBITDA for the periods set forth below (in thousands):

	Years ended December 31,
	2010	2009
Net income (loss)	$(697)	$9,779
Interest income	(339)	(358)
Interest expense	438	232
Income tax provision	1,053	2,438
Depreciation and amortization	775	995
EBITDA	1,230	13,086
Impairment of assets	4,661	2,162
Special items	24	315
Litigation settlement and related legal expenses	1,503	5,003
Other income, net	(261)	(313)
Stock-based compensation expense	3	77
Equity losses from investment in real estate	283	154
Severance expense	1,009	326
Net change in deferred revenue	(18,733)	(34,793)
Net change in deferred course costs	3,573	6,640
Adjusted EBITDA	$(6,708)	$(7,343)

Cash Sales

The following table provides a reconciliation of our cash sales by segment to our reported revenue. Cash sales performance is a metric used by management in assessing the performance of each of our business segments. We believe that our total cash sales of $83.9 million in 2010 is a reasonable reflection of our resized business model, as more fully discussed below. Deferred revenue represents the difference between our cash sales and the impact of applying our revenue recognition policies to those cash sales. Cash sales are not a financial performance measurement in accordance with GAAP; therefore we are presenting a table to reconcile the cash sales to revenue reported in accordance with GAAP (table presented in thousands):

	Years ended December 31,
	2010	2009
Cash received from course and product sales:
Proprietary brands
Real estate training	$3,731	$6,368
Financial markets training	1,197	3,260
Rich Dad™ Education
Real estate training	60,747	97,684
Financial markets training	18,227	28,819
Total consolidated cash received from course and product sales	83,902	136,131
Change in deferred revenue
(Increase)/decrease to deferred revenue:
Proprietary brands
Real estate training	2,235	9,839
Financial markets training	1,165	9,368
Rich Dad™ Education
Real estate training	15,898	23,934
Financial markets training	(565)	(8,348)
Total consolidated change in deferred revenue	18,733	34,793
Revenue:
Proprietary brands
Real estate training	5,966	16,207
Financial markets training	2,362	12,628
Rich Dad™ Education
Real estate training	76,645	121,618
Financial markets training	17,662	20,471
Total consolidated revenue for financial reporting purposes	$102,635	$170,924

Executive Overview

We had a difficult operating year despite reporting only a modest consolidated net loss in 2010. The difficult economic environment, historically tight credit markets that limited access to funding for our customers, and decreased sales of our Rich Dad products all contributed to our negative cash outflow of $6.8 million. This net cash outflow was an improvement from the 2009 negative cash outflow of $12.8 million. During the past few years, we had attempted various expansion efforts. We had rolled out new proprietary course offerings in established market places, as well as attempted global expansion for both new and established course offerings. These expansion efforts were costly and primarily unsuccessful. Given the current economic climate and our declining cash position, we discontinued these expansion efforts, and during 2010, began focusing on increasing the profitability of our core licensed brand, Rich Dad™ Education. In addition, we reduced the number of events related to our Rich Dad brand in an effort to minimize market saturation. We also began focusing on maximizing the pace and cost efficiency with which we fulfill our long-term customer commitments to our Rich Dad customers. We also implemented significant cost reductions. See Management’s Plan below for a further discussion of our business.

On May 26, 2010, we entered into definitive agreements with the Rich Dad Parties to restructure the agreements under which we license and operate the Rich Dad brand.  The Rich Dad Parties are entities controlled by Robert and Kim Kiyosaki.  In connection with the restructuring, we entered into (i) a License Agreement with the Rich Dad Parties (the “2010 Rich Dad License Agreement”), relating to the Rich Dad brand, and (ii) a Settlement Agreement and Release with the Rich Dad Parties, (the “Settlement Agreement”), relating to the previous Rich Dad License Agreement for the Rich Dad brand. We and the Rich Dad Parties also committed to enter into a cooperative marketing agreement relating to the development and implementation of improved customer contact management strategies. See Licensing Agreements with the Rich Dad Parties, contained in Part I, Item 1 of this Annual Report on Form 10-K for more details about the restructuring and the terms of the license agreements with the Rich Dad Parties. As of December 31, 2010, we owed approximately $3.6 million of current and deferred royalty payments, as defined in the 2010 Rich Dad License Agreement, of which approximately $2.8 million pertained to June 2010 through December 2010 activity. We suspended the 2010 royalty payments in conjunction with our mid-year business restructuring in an effort to conserve our available cash balances. On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted these royalties due into a promissory note with stated terms. See Note 14—Subsequent Event in the Notes to Consolidated Financial Statements for the year ended December 31, 2010 contained in Part II, Item 8 of this Annual Report for further information. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad License Agreement. Beginning in 2011, we resumed paying royalties due relating to 2011 activity under the 2010 Rich Dad License Agreement.

Management’s Plan

In response to the continued decline in profitability and the related impact on our cash position, we have taken a series of actions to improve the overall effectiveness of our marketing and have restructured our operational costs to be more consistent with our current revenues. More specifically, we have significantly reduced the number of live events, eliminated historically weak markets for live events and reduced the frequency in which we visit any one particular market. We believe these actions will improve the profitability of future live events. While we implemented many of these changes early in 2010, upon reevaluation, we made additional significant modifications to the event schedule in the third quarter of 2010 in order to optimize our operating structure.  The primary focus of the reduction of scheduled events was in the U.S. At the same time, we reduced the price of our basic training courses, which increased the percentage of customers who purchased basic training courses during the free preview workshops. See the Revenue section below, for additional operating statistics. In addition, we are striving to fulfill more of our advanced courses online in an effort to reduce costs. During the fourth quarter of 2010, we continued the development and testing of digitally-delivered programs, which are expected to decrease our event and fulfillment costs and lower our marketing costs.

In 2010, we implemented reductions in staff to align with our anticipated sales level. In addition, we decreased occupancy costs and reduced operating costs in all areas.  Many of these cost-cutting actions occurred during the third quarter of 2010. In October 2010, we sold two of our non-core assets and plan to continue to pursue the sale of the remaining non-core assets but cannot be assured when or if such sales will be completed. Also, as part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Exchange Act and complying with the Sarbanes-Oxley Act of 2002, we are deregistering our common stock and suspending our reporting obligations under the Exchange Act. Although deregistering under the Exchange Act is expected to provide substantial savings as a result of the elimination of the costs of being a reporting company under the Exchange Act, it may also result in a less liquid market for our shares.

Outlook

We believe that our recent actions to reduce our overall operating costs through reductions in personnel and discretionary spending and suspending our reporting obligations under the Exchange Act, coupled with our restructured relationship with the Rich Dad Parties, will enable us to generate sufficient liquidity to fund our working capital needs through December 31, 2011. As of the date of this report, we are projecting improved operating results during 2011 compared to 2010. Although we expect our 2011 cash sales to remain relatively flat with 2010, we expect that a full year’s benefit from the cost reduction efforts that were implemented throughout 2010, as more fully discussed above, will provide some improvement in operating results. More specifically, our 2011 operating plan, as approved by our Board of Directors, calls for total cash sales of $81.5 million and adjusted EBITDA of $4.0 million, as those terms are defined under the caption entitled Non-GAAP Financial Measures above. The 2011 operating plan assumes, among other things, that we can effectively execute our business initiatives outlined above and that we do not encounter material negative outcomes as a result of the risks and uncertainties implicit in any plan or those described in the Risk Factors section contained in Part I. Item 1A. of this Annual Report on Form 10-K.  We believe that our year-to-date performance against the plan indicates that these anticipated results are achievable; however, there can be no assurance that this will be the case.

Recent Operating Activity

Our operating results for the quarter ended December 31, 2010 reflected a net loss of $5.7 million on revenue of $10.3 million. Revenue during this period was negatively impacted by:

•                  reduced preview workshop events offered, primarily during the second half of 2010 compared with the same period of 2009;

•                  reduced shipments of electronic media to our customers; and

•                  our fourth quarter estimate of breakage revenue, which had the effect of lowering revenue during the period.

As discussed in Management’s Plan above, we made the decision to significantly reduce the preview workshop events during the third quarter of 2010, and upon further evaluation, slightly increased the number of planned events during the fourth quarter of 2010, but still well below historical levels. Specifically, in the United States, we visited 26 markets in the fourth quarter of 2010 compared to 107 markets in the fourth quarter of 2009. During 2011, we plan on visiting approximately 184 markets in the U.S. The reduced number of preview events during the third quarter of 2010 had the effect of reducing our fourth quarter revenue since we fulfilled fewer basic and advanced training courses during the period. Also, we delayed the shipments of the electronic media to our customers which allowed us time to refresh the course materials. In addition, our breakage revenue estimate was negatively impacted by our October 2009 decision to extend our typical customer contract expiration date from one year to two years.

Our operating expenses, during the fourth quarter, included approximately $0.7 million of net expenses associated with litigation settlements and related legal expenses involving non-core activities of our business. Our general and administrative expenses for the quarter ended December 31, 2010 were $3.9 million, which was 48% lower than in the fourth quarter of 2009.

Net cash used in operating activities for the quarter ended December 31, 2010 was $0.8 million. This represents a significant improvement from $2.9 million used in the same period of 2009 and reflects the various cost-cutting measures and business optimization efforts that we have made during the most recent quarters of 2010, as more fully discussed in Management’s Plan above.

Adjusted EBITDA, as described in our Non-GAAP Financial Measures above, for the quarter ended December 31, 2010 was negative $1.6 million, which was relatively consistent with the first three quarters of 2010. Adjusted EBITDA in 2010, by quarter, was as follows: first quarter — ($1.6) million; second quarter — ($1.9) million; third quarter — ($1.6) million; and fourth quarter — ($1.6) million.

Results of Operations

Our operating results, expressed as a percentage of revenue for the year ended December 31, 2010 (“2010”) and the year ended December 31, 2009 (“2009”) are set forth in the table below:

	2010	2009
Revenue	100.0%	100.0%
Operating costs and expenses:
Direct course expenses	44.1	41.2
Advertising and sales expenses	29.5	30.4
General and administrative expenses	19.9	17.2
Impairment of assets	4.5	1.3
Litigation settlement expenses	1.5	2.9
Total operating costs and expenses	99.5	93.0
Income from operations	0.5	7.0
Other income (loss):
Other income, net	0.2	0.1
Interest income	0.3	0.2
Interest expense	(0.4)	(0.1)
Equity loss from investment in real estate	(0.3)	(0.1)
Total other income (loss)	(0.2)	0.1
Income before income taxes	0.3	7.1
Income tax provision	(1.0)	(1.4)
Net income (loss)	(0.7)%	5.7%

Business Segments

We operate in two business segments: Proprietary brands and the Rich Dad™ Education Brand. The proportion of our total revenue attributable to each segment is as follows:

	Years ended December 31,
As a percentage of total revenue	2010	2009
Proprietary brands:
Real estate training	5.8%	9.5%
Financial markets training	2.3	7.4
Subtotal	8.1	16.9
Rich Dad™ Education:
Real estate training	74.7	71.2
Financial markets training	17.2	11.9
Subtotal	91.9	83.1
Total consolidated revenue for financial reporting purposes	100.0%	100.0%

Proprietary Brands

Real estate training

During the past two years, our real estate Proprietary brands have been primarily offered in the United Kingdom. We had some limited offerings in Canada during 2009.  We also tested various Proprietary brands during 2009, none of which are currently being offered. The Proprietary brands currently include Building Wealth ™, Making Money from Property with Martin Roberts and Women in Wealth™.  As discussed in the Our Strategy section of Part I, Item 1A - Business, our focus in the United States has been on enhancing the Rich Dad™ Education brand.

Cash sales and revenue decreased to $3.7 million and $6.0 million, respectively, in 2010, compared with cash sales and revenue of $6.4 million and $16.2 million, respectively, in 2009.  The decrease in cash sales and revenue was primarily due to a reduction in the number of course events held and a decrease in revenue recognized from course breakage. Revenue from course breakage decreased to $0.9 million in 2010, as compared with $4.2 million in 2009.

Financial instruments training

EduTrades™, the Proprietary brands financial instruments training division, began operations in July 2002 with the acquisition of Teach Me to Trade ®. Under this brand, we provide training to vocational investors in financial instruments, such as stocks, options, futures and foreign exchange. Our training provides skills and knowledge on trading fundamentals as well as advanced technical analysis to potential investors. We continue to offer Teach Me to Trade ® in the United Kingdom.

Cash sales and revenue decreased to $1.2 million and $2.4 million, respectively, in 2010, compared with cash sales and revenue of $3.3 million and $12.6 million, respectively, in 2009. The decrease in cash sales was primarily due to a reduction in the number of events held. Revenue was impacted by recognition of $0.3 million of course breakage in 2010 compared with $2.1 million of course breakage revenue recorded in 2009.

Rich Dad™ Education

In 2006, we created RDE in alliance with Rich Global, and launched the Rich Dad™ Education brand which is based on the investing principles and philosophy of Robert Kiyosaki as detailed in his best-selling book, Rich Dad Poor Dad. Our Rich Dad™ Education brands provide investor and entrepreneurship training in the United States, the United Kingdom and Canada. See Licensing Agreements with the Rich Dad Parties, contained in Part I, Item 1 of this Annual Report on Form 10-K for information pertaining to our licensing arrangements with Rich Global.

Real estate training

Cash sales and revenue decreased to $60.7 million and $76.6 million, respectively, in 2010 compared with cash sales and revenue of $97.7 million and $121.6 million, respectively, in 2009.  We believe the decrease in cash sales was primarily attributable to our decision to reduce the number of events held in an effort to increase the profitability of the events. Also, to a lesser extent, we believe that the overall decrease in consumer spending and tightening credit markets that impacted the housing market and increased the perception of lower profit potential from real estate investments had a negative impact on our business.

Revenue was also impacted by the recognition of $13.3 million of course breakage in 2010 compared with $23.0 million of course breakage revenue recorded in 2009.

Financial instruments training

Cash sales and revenue in 2010 were $18.2 million and $17.7 million, respectively, compared with $28.8 million and $20.5 million, respectively, in 2009. The decrease in cash sales in the third quarter of 2010 was primarily due to the decrease in the number of our free preview workshop events held, and the impact of the weak economy.

We will not have sufficient historical data necessary to allow us to record course breakage for Rich Dad financial instruments training until fiscal year 2011.

Year Ended December 31, 2010, compared to Year Ended December 31, 2009

As discussed in more fully in the above section entitled Management’s Plan, we have significantly reduced the number of live events held, eliminated historically weak markets for live events and reduced the frequency with which we visit any one particular market. We believe these actions will improve the profitability of each event on the live event schedule. While we implemented many of these changes early in 2010, upon reevaluation, we made additional significant modifications in the third quarter of 2010 in order to optimize our operating structure.  The primary focus of the reduction of scheduled events is in the U.S. During 2010, we implemented reductions in staff to align with our anticipated sales level. In addition, we have decreased occupancy costs and have reduced operating costs in all areas.  Many of these cost-cutting measures occurred throughout 2010, and therefore, a portion of the cost-cutting benefits were not fully reflected in 2010 operating results.

Revenue

Revenue in 2010 was $102.6 million compared with revenue of $170.9 million in 2009, a decrease of $68.3 million, or 40.0%. The decrease in revenue in 2010, compared with 2009, was primarily due to the reduction in the number of events we held in an effort to improve the profitability of each event and, to a lesser extent, the continuing decline in overall customer demand for our products and the related fulfillment of our training courses. Other factors contributing to the decreased revenue in 2010 included the decline in breakage revenue recognized during 2010 compared with 2009 (approximately $19.0 million) and the decline in electronic media sent to our customers during 2010 compared with 2009 (approximately $17.6 million). Breakage revenue in 2010, compared to 2009, was negatively impacted by the modified contract terms that we began offering in October 2009, which extended the typical contract expiration date from one year to two years. The decline in electronic media sent to our customers in 2010 compared with 2009 was the result of our decision made during the second half of 2010 to delay the sending of the CD-ROMs, in order to allow us time to freshen the content of the materials.

A reconciliation of cash sales to revenue is as follows (in thousands, except percentages):

	Years ended December 31,		% of Cash Received Years ended December 31,
	2010	2009	2010	2009
Cash received from course and product sales:
Basic training sessions	$8,046	$14,947	9.6%	11.0%
Advanced courses	64,577	102,266	77.0	75.1
Product sales	6,748	11,673	8.0	8.6
Other	4,531	7,245	5.4	5.3
Total cash received from course and product sales	83,902	136,131	100.0%	100.0%
Net change in deferred revenue	18,733	34,793
Revenue for financial reporting purposes	$102,635	$170,924

The following table illustrates the number of training events, number of customers and average number of customers per course for the comparative periods:

	Years ended December 31,		% of Category
	2010	2009	2010	2009
Number of courses:
Free introductory workshops	2,266	3,594	66.5%	69.1%
Basic training sessions	489	756	14.3	14.5
Advanced live courses	476	690	14.0	13.3
Advanced electronic courses	176	160	5.2	3.1
Total	3,407	5,200	100.0%	100.0%
Number of attending customers:
Basic training sessions	18,391	26,493	68.8%	65.7%
Advanced live courses	5,977	10,209	22.3	25.3
Advanced electronic courses	2,379	3,605	8.9	9.0
Total	26,747	40,307	100.0%	100.0%
Average customers per paid course:
Basic training sessions	37.6	35.0
Advanced live courses	12.6	14.8
Average	25.3	25.4

We had approximately 285,000 total registrants during the year ended December 31, 2010, compared with approximately 442,000 total registrants during the year ended December 31, 2009, a decrease of 157,000, or 35.5%. Approximately 21.8% of the customers attending the free preview workshops in 2010 purchased one or more of our basic training courses, which was higher than the 18.3% in 2009. We believe that this increase is directly related to our decision to reduce the price of our basic training courses beginning in July 2010. For basic training and advanced training, the customer pays the course fee at the time of registering for the program. See the section entitled above Business Segments for a further discussion of cash sales and revenue.

The following table provides the percentage of each media source used by prospective customers to register for our free preview workshops:

	Years ended December 31,
	2010	2009
Online advertising	61.3%	52.4%
Website	21.9	23.2
Direct mail	8.1	8.9
Newspaper	2.1	2.9
Television	0.9	2.4
Radio and Other	5.7	10.2
Total	100.0%	100.0%

Our trend of increasing online advertising and reducing television advertising continued during 2010 as we believe it is a more cost-efficient method of attracting potential customers.

Operating Expenses

Operating expenses as a percentage of revenue in 2010 and 2009, as disclosed in the various tables below, provides a comparable metric as if we had compared operating expenses as a percentage of cash sales in 2010 and 2009. Cash sales (a non-GAAP financial measure discussed above) declined 38.4% in 2010 compared with 2009 and revenue declined 40.0% in 2010 compared with 2009.

Direct course expenses

Direct course expenses relate to our free preview workshops, basic training and advanced training, and consist of instructor fees, facility costs, salaries, commissions and fees associated with our field representatives and related travel expenses.

The following table sets forth the changes in the significant components of direct course expenses (in thousands, except percentages):

	Years ended December 31,		% of Revenue Years ended December 31,
	2010	2009	2010	2009
Fulfillment costs	$14,175	$22,904	13.8	13.4
Course events	15,071	19,993	14.7	11.7
Salaries, commissions and fees	13,079	22,998	12.7	13.5
Administrative fees and other	2,941	4,523	2.9	2.6
Total	$45,266	$70,418	44.1	41.2

The decrease in direct course expenses was primarily attributable to the decrease in the number of events held, the reduction in personnel and improved management and negotiation of seminar hotel rentals and travel expenses. The increase in course events, as a percentage of revenue, was primarily due to the costs associated with an additional conference held during 2010 compared with 2009.

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

The following table presents the expense categories that comprise advertising and sales expenses and the expense categories as a percentage of total advertising and sales expenses (in thousands, except percentages):

	Years ended December 31,		% of Revenue Years ended December 31,
	2010	2009	2010	2009
Internet	$11,092	$17,840	10.8	10.4
Direct mail	1,989	3,162	1.9	1.9
Television	361	2,026	0.4	1.2
Newspaper	789	2,074	0.8	1.2
Radio and other	2,822	7,231	2.7	4.2
Total media spending	17,053	32,333	16.6	18.9
Telemarketing sales commissions	3,453	3,783	3.3	2.2
RDE licensing fees	9,813	15,930	9.6	9.3
Advertising and sales expenses	$30,319	$52,046	29.5	30.4

Media spending decreased by 47.3% for the year ended December 31, 2010, compared with 2009. This decrease was primarily due to the decrease in the number of events held, and increased use of internet advertising.   Media spending decreased to $60 per registrant in 2010 from $73 per registrant in 2009, reflecting improved spending efficiency.

The allocation of our media spending as a percentage of total media spending is presented in the following table:

	Years ended December 31,
	2010	2009
Internet and website	65.0%	55.2%
Direct mail	11.7	9.8
Television	2.1	6.3
Newspaper and magazine	4.6	6.4
Radio and other	16.6	22.3
Total	100.0%	100.0%

We continue to redirect our media spending from television and print media to internet-based outlets.

General and administrative expenses

General and administrative expenses primarily consist of compensation, benefits, insurance, professional fees, facilities expense and travel for the corporate staff, as well as depreciation and amortization expenses.

The following table sets forth the changes in significant components of general and administrative expenses (in thousands, except percentages):

	Years ended December 31,		% of Revenue Years ended December 31,
	2010	2009	2010	2009
Office and facility costs	$2,791	$3,883	2.7	2.3
Salaries, wages and benefits	11,743	15,275	11.4	8.9
Legal fees	1,595	2,984	1.6	1.8
Accounting and auditing fees	940	1,499	0.9	0.9
Other professional fees	959	2,153	1.0	1.2
Other	2,381	3,569	2.3	2.1
Total	$20,409	$29,363	19.9	17.2

The decrease in general and administrative expenses was due primarily to the reduction in costs related to salaries, wages and benefits, and office and facility costs resulting from our significant personnel reductions as part of our continuing efforts to reduce our overall cost structure, consistent with our current business model. We also benefited from lower legal, accounting and other professional fees. During 2009, we incurred higher legal costs associated with outstanding general litigation matters than in 2010. Included in salaries, wages and benefits in 2010, is approximately $1.0 million of severance pay associated with our 2010 down-sizing and the departure of our former CEO. Severance expense in 2009 was $0.3 million. Other professional fees in 2009 included public relations expenses associated with our rebranding efforts, which did not recur in 2010.

Litigation settlement and related legal expenses

Litigation settlement and related legal expenses in 2010 and 2009 were $1.5 million and $5.0 million, respectively, and include costs associated with the settlement of lawsuits related to non-core real estate activites, together with their related legal costs.  The circumstances surrounding these matters are not typical or in the ordinary course of our business.

Impairment of assets

We recorded impairment charges during 2010 and 2009, as follows (in thousands):

	2010	2009
Note receivable collaterized by land and building (SCB building) (a)	$2,968	$247
Investment in real estate (Tranquility Bay) (b)	726	1,661
Investment in real estate (Costa Rica) (c)	204	—
Land and building (corporate office) (d)	641	—
Software	122	103
MRS customer list	—	151
Total	$4,661	$2,162

(a) In connection with the sale of this note to an unrelated third party on October 5, 2010, we recorded an impairment charge during the quarter ended September 30, 2010 to decrease the note’s value to its fair market value.  In 2009, we incurred an impairment of $0.2 million on this note receivable in connection with a settlement agreement reached with the owner of the underlying property.

(b) In connection with a settlement agreement reached in October 2010, we transferred title of Tranquility Bay in exchange for a credit to us of $0.3 million against sums due and coming due under certain notes and a deferral of further payments under the notes until February 15, 2011. Based on the value received from this exchange, we recorded an impairment charge of $0.5 million during the quarter ended September 30, 2010. We had previously recorded an impairment charge on this property of $0.2 million during the first quarter of 2010. In 2009, we recorded a $1.7 million impairment charge on this property because of deteriorating real estate market conditions in Southwest Florida, where the property is located, and liens on the property.

(c) Based on inquiries we made regarding the salability of our non-core real estate investment in Costa Rica, we determined that the book value of our investment was higher than the estimated fair value and recorded an impairment charge, accordingly, during the third and fourth quarters of 2010.

(d) Based on our discussions with real estate brokers regarding the potential sale of our corporate headquarters, we recorded an impairment charge of $0.6 million during the quarter ended September 30, 2010, to reflect the estimated fair market value.

Income from operations

We had income from operations of $0.5 million in 2010, compared with $11.9 million income from operations in 2009. The $11.4 million decrease in income from operations was primarily due to the recording of breakage revenue of $23.0 million for the real estate component of our Rich Dad™ Education segment in the fourth quarter of 2009 compared with $13.3 million recorded during all of 2010. Also, as discussed above, the 2010 impairment charges were approximately $2.5 million higher in 2010 than in 2009, which also contributed to our decreased income from operations in 2010.

Income tax provision

Our income tax provision in 2010 and 2009 was $1.1 million and $2.4 million, respectively. For both 2010 and 2009, we recorded state income tax expense pertaining to jurisdictions where we did not have sufficient net operating losses (“NOLs”) to offset taxable income. In 2010 and 2009, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration. Also in 2009, we utilized our remaining federal NOLs and available alternative minimum tax credits that had been generated in previous years.

Known Trends

In general, our financial results for the year ended December 31, 2010 were adversely affected by decreased demand for our products and services and the continuing weak economic conditions, including the rise in unemployment and the increased cost and decreased availability of consumer credit, particularly in the United States.

In response to the continued decline in sales and its impact on our cash position, we took a series of actions during 2010, many of which were implemented in the third quarter of 2010, aimed at increasing our profitability and cash flows.  These actions included the modification of the live event schedule to significantly reduce the number of live seminar events and limit our events to the markets believed to be the most profitable, the reduction of the offering price of the basic training courses in an attempt to increase the percentage of customers who purchase basic training courses, and significant staff reductions to reduce our operating cost structure to improve future profitability.  During 2010, we reduced our headcount by approximately 46%, representing an annual estimated cost savings of approximately $5.8 million, excluding the one-time impact of severance expense of approximately $1.0 million during 2010.  The primary focus of these actions has been in the U.S. Also, as part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Exchange Act and complying with the Sarbanes-Oxley Act of 2002, we are deregistering our common stock and suspending our reporting obligations under the Exchange Act. Although deregistering under the Exchange Act is expected to provide substantial savings as a result of the elimination of the costs of being a reporting company under the Exchange Act, it may also result in a less liquid market for our shares.

Many of the actions discussed above were implemented during the third quarter of 2010, and as a result, the related benefits from these cost-cutting measures were not fully reflected in the current year’s operating results.

As of the date of this report, based on Management’s Plan and our recently achieved operating results, we believe that we have identified and implemented a sustainable core business model. However, our liquidity could be negatively impacted if we realize negative outcomes including those pertaining to the risks and uncertainties as described in the Risk Factors section contained in Part I. Item 1A. of this Annual Report on Form 10-K on form 10-K.

Liquidity and Capital Resources

Historically, we have funded our working capital and capital expenditures using cash and cash equivalents on hand.  However, we have sustained recurring negative cash flows from operations over the past several years. Unrestricted cash and cash equivalents have declined from $23.6 million at December 31, 2008 to $10.8 million at December 31, 2009 to $4.0 million at December 31, 2010. As discussed in the sections entitled Management’s Plan and Known Trends above, we have taken numerous actions to improve our cash flows going forward, and as a result of these actions, we believe that we will have sufficient liquidity to fund our working capital needs through December 31, 2011.  See Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10-K, for items that could negatively impact our business.

As of December 31, 2010, we failed to make approximately $3.6 million of royalty payments ($2.8 million pertaining to 2010 activity) as required under the 2010 Rich Dad License Agreement. On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted these royalties due into a promissory note with stated terms. See Note 14—Subsequent Event in the Notes to Consolidated Financial Statements for the year ended December 31, 2010 contained in Part II, Item 8 of this Annual Report for further information. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad License Agreement. Beginning in 2011, we resumed paying royalties due relating to 2011 activity under the 2010 Rich Dad License Agreement.

We expect that our working capital deficit, which is primarily a result of our significant deferred revenue balance, will continue for the foreseeable future. As of December 31, 2010, our consolidated deferred revenue was $63.2 million.

Net cash used for operating activities was $6.8 million in 2010 compared to $13.9 million for 2009. Despite the negative cash flows from operating activities in 2010, the reduction in the use of cash for operating activities during 2010 compared with the prior year reflects the implementation of the new business initiatives discussed in Management’s Plan above.

Net cash provided by investing activities was $0.4 million in 2010 compared to $3.3 million in 2009. During 2009, we received proceeds from the sale of our corporate aircraft of $3.7 million.

Net cash used for financing activities was $0.5 million in 2010, compared to $0.3 million in 2009.  The cash outlay of $0.5 million in 2010 represents payment on a note related to the litigation settlement on our investments in properties in Costa Rica.

Our cash equivalents were, and continue to be, invested in short-term, liquid, money market funds during 2010. Restricted cash balances consisted primarily of funds on deposit with credit card processors and cash collateral with our credit card vendors.  Restricted cash balances held by credit card processors are unavailable to us unless we discontinue sale of our products or discontinue the usage of a vendor’s credit card. As sales of the products and services related to our Proprietary brand have decreased, our credit card vendors have returned funds held as collateral, resulting in a decrease in our restricted cash balances.

We are committed to cash expenditures with respect to the contractual obligations set forth in the following table (in thousands):

	Total Debt	Operating Lease Commitments	Total Contractual Obligations
2011	$879	$590	$1,469
2012	773	291	1,064
2013	307	200	507
2014	—	7	7
Total	$1,959	$1,088	$3,047

Non-core investments

Costa Rica

As of December 31, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively.  We have a 67.5% ownership or beneficial interest in the entities totaling $1.2 million, which is included in Investments in real estate.  The MDM/MTO investment is accounted for in our condensed consolidated financial statements.  For the years ended December 31, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $0.3 million and $0.2 million, respectively.

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

We have engaged a real estate broker to assist us with the sale of the hotel, but there can be no assurance that a sale will occur in 2011 or at all.

Southwest Florida Investment

In 2004, we entered into a joint venture in which we acquired a 50% interest in Tranquility Bay of Southwest Florida, LLC (“Tranquility Bay”) which owns 74 acres of land zoned for residential development in Southwest Florida. The investment entity had no ongoing activity other than minimal costs of carrying the land. We recorded our share of these costs using the equity method of accounting. On August 25, 2009, we exercised our rights under a previously disclosed settlement agreement to receive the controlling membership interests in Tranquility Bay and control the real property that is owned by Tranquility Bay. The fair value of the real property was included in Investments in real estate at December 31, 2009.

In October, 2010, we transferred ownership of Tranquility Bay in exchange for a credit to us of $0.3 million against sums due and coming due under the notes and a deferral of further payments under the notes until February 15, 2011.

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

Long-Lived Assets

We evaluate the carrying amount of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record an impairment loss when indications of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets’ carrying value. We evaluate the remaining life and recoverability of long-lived assets, including patents and trademarks, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At such time, we estimate the future cash flows expected from the use of the assets and their eventual dispositions and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value. Because of our changing business conditions including current and projected level of income, business trends, prospects and market conditions, our estimates of cash flows to be generated from our operations could change materially, resulting in the need to record additional impairment charges.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin, No. 104, Revenue Recognition (“SAB No. 104”), and ACS 605-25, Revenue Recognition — Multiple-Element Arrangements). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with ACS 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the fair value of undelivered items, and (iii) delivery of any undelivered item is probable. The fair value of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated pro-rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practice for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon sale and recognized when the seminar is attended or delivered on-line or by electronic media
Online courses	Deferred upon sale and recognized when the course is accessed over the delivery period
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

In the normal course of business, we recognize revenue based on the customer’s attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials.

When the likelihood of attendance by the customer is remote and the customer contract has expired, course breakage is calculated based on the historical percentage of (i) customers who never attended a course, (ii) those customers who never attended a course subsequent to expiration, and (iii) the highest number of days in which 95% of customers who attended our courses did so subsequent to expiration. During the fourth quarter of 2009, we lengthened the typical contract expiration date from one year to two years.

We determine our course breakage rate based upon estimates developed from historical customer attendance patterns. Based on the historical information, we are able to estimate the likelihood of an expired course remaining unattended. To the extent new businesses do not have adequate historical data subsequent to course expiration, we recognize revenue based solely upon actual course attendance. Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration do we apply course breakage based on the methodology described above.

Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized into revenue over the period that the services are performed.

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets.

ACS 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. ACS 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

For a discussion of recently issued accounting pronouncements and recently issued accounting pronouncements not yet adopted see Note 2—Significant Accounting Policies, in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which it has: (i) a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit; (ii) liquidity or market risk support to such entity for such assets; (iii) an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or (iv) an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

Impact of Inflation

Inflation did not materially affect our business during the last several years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Tigrent Inc. and Subsidiaries

Cape Coral, Florida

We have audited the accompanying Consolidated Balance Sheets of Tigrent Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Deficit and Cash Flows for each of the years in the two year period ended December 31, 2010. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Tigrent Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Ehrhardt Keefe Steiner & Hottman PC

March 31, 2011
Denver, Colorado

TIGRENT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	Years ended December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,992	$10,764
Restricted cash	12,573	12,725
Deferred course expenses, current portion	11,770	15,368
Prepaid expenses and other current assets	1,407	2,410
Inventory	262	506
Total current assets	30,004	41,773
Notes receivable, net of current portion	—	6,636
Property, equipment and intangible assets, net	2,066	3,396
Investments in real estate	1,208	2,377
Other assets	254	237
Total assets	$33,532	$54,419

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,345	$3,741
Income taxes payable	1,188	1,450
Royalties payable	3,625	1,594
Accrued course expenses	752	1,341
Accrued salaries, wages and benefits	623	542
Other accrued expenses	2,935	3,098
Other current liabilities	899	993
Deferred revenue, current portion	62,661	81,404
Total current liabilities	76,028	94,163
Long-term debt, net of current portion	1,080	4,667
Other liabilities	664	531
Total liabilities	77,772	99,361
Commitments and contingencies
Tigrent Inc.’s stockholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 13,088,587 shares and 11,738,587 shares issued and outstanding as of December 31, 2010 and 2009, respectively	3,175	2,591
Paid-in capital	2,583	2,584
Cumulative foreign currency translation adjustment	(566)	21
Accumulated deficit	(49,432)	(48,872)
Total Tigrent Inc.’s stockholders’ deficit	(44,240)	(43,676)
Noncontrolling interest	—	(1,266)
Total stockholders’ deficit	(44,240)	(44,942)
Total liabilities and stockholders’ deficit	$33,532	$54,419

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Years ended December 31,
	2010	2009
Revenue	$102,635	$170,924
Operating costs and expenses:
Direct course expenses	45,266	70,418
Advertising and sales expenses	30,319	52,046
General and administrative expenses	20,409	29,363
Impairment of assets	4,661	2,162
Litigation settlement and related legal expenses	1,503	5,003
Total operating costs and expenses	102,158	158,992
Income from operations	477	11,932
Other income (expense):
Other income, net	261	313
Interest income	339	358
Interest expense	(438)	(232)
Equity loss from investment in real estate	(283)	(154)
Total other income (expense)	(121)	285
Income before income taxes	356	12,217
Income tax provision	(1,053)	(2,438)
Net income (loss)	(697)	9,779
Net income (loss) attributable to noncontrolling interest	183	(357)

Net income (loss) attributable to Tigrent Inc.	$(880)	$10,136

Basic and diluted net income (loss) per share attributable to Tigrent Inc.’s common shareholders	$(0.07)	$0.86

Basic and diluted weighted average common shares outstanding	12,484	11,739

Comprehensive income (loss):
Net income (loss)	$(697)	$9,779
Foreign currency translation adjustments	66	(1,868)
Comprehensive income (loss)	(631)	7,911
Comprehensive income (loss) attributable to noncontrolling interest	380	(1,010)
Comprehensive income (loss) attributable to Tigrent Inc.	$(1,011)	$8,921

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(697)	$9,779
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	775	995
Impairment of assets	4,661	2,162
Forgiveness of accrued expenses, net of tax	1,061	—
Litigation settlement through issuance of secured long-term debt	—	2,600
Real estate investment received in litigation settlement	—	(110)
Stock-based compensation expense	3	77
Equity loss from investments in real estate	283	154
Changes in operating assets and liabilities:
Restricted cash	152	767
Prepaid expenses and other current assets	849	64
Inventory	244	447
Deferred course expenses	3,573	6,640
Other assets	8	(21)
Accounts payable	(396)	(775)
Accrued course expenses	(589)	(99)
Deferred revenue	(18,733)	(34,793)
Other accrued expenses	138	(2,394)
Accrued salaries, wages and benefits	81	(309)
Royalties payable	2,031	475
Other liabilities	4	(198)
Income taxes payable	(262)	651
Net cash used in operations	(6,814)	(13,888)
Cash flows from investing activities:
Purchases of property and equipment	(189)	(404)
Proceeds from repayment of notes receivable	184	188
Proceeds from the sale of assets	790	3,748
Investments in and advances to real estate investment	(344)	(271)
Net cash provided by investing activities	441	3,261
Cash flows from financing activities:
Principal payments on secured and unsecured debt	(465)	(79)
Distributions to noncontrolling interest	—	(256)
Net cash used in financing activities	(465)	(335)
Effect of foreign currency exchange rates on cash and cash equivalents	66	(1,868)
Net decrease in cash and cash equivalents	(6,772)	(12,830)
Cash and cash equivalents at beginning of year	10,764	23,594
Cash and cash equivalents at end of year	$3,992	$10,764
Supplemental cash flow information:
Cash paid for:
Interest	$351	$161
Income taxes	$1,553	$1,790
Supplemental disclosure of non-cash activity:
Note receivable converted to investment in real estate	$—	$2,627
Transfer of real estate investment for reduction of amounts due under certain notes payable	$300	$—
Common stock issued for purchase of noncontrolling interest	$1,330	$—
Satisfaction of note payable in connection with the sale of note receivable	$2,848	$—

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands)

	Tigrent Inc.
				Cumulative
				foreign
			Additional	currency			Total
	Common stock		paid-in	translation	Accumulated	Noncontrolling	stockholders’
	Shares	Amount	capital	adjustment	deficit	interest	deficit
Balance at December 31, 2008	11,739	$2,591	$2,507	$1,236	$(59,008)	$—	$(52,674)
Distributions to noncontrolling interest	—	—	—	—	—	(256)	(256)
Stock-based compensation expense	—	—	77	—	—	—	77
Foreign currency translation adjustment	—	—	—	(1,215)	—	(653)	(1,868)
Net income (loss)	—	—	—	—	10,136	(357)	9,779
Balance at December 31, 2009	11,739	2,591	2,584	21	(48,872)	(1,266)	(44,942)
Purchase of noncontrolling interest, net of tax	1,290	580	—	(456)	320	886	1,330
Stock-based compensation expense	60	4	(1)	—	—	—	3
Foreign currency translation adjustment	—	—	—	(131)	—	197	66
Net income (loss)	—	—	—	—	(880)	183	(697)
Balance at December 31, 2010	13,089	$3,175	$2,583	$(566)	$(49,432)	$—	$(44,240)

The accompanying notes are an integral part of these consolidated financial statements.

TIGRENT INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Business Description and Basis of Presentation

The consolidated financial statements include the accounts of Tigrent Inc. and its wholly-owned and majority-owned subsidiaries and affiliates (collectively referred to herein as the “Company,” “Tigrent,” “we,” “us” or “our”). All intercompany balances and transactions have been eliminated in consolidation.

We are a provider of practical, high-quality and value-based training, conferences, publications, technology-based tools and mentoring to help customers become financially knowledgeable. We provide customers with comprehensive instruction and mentoring on the topics of real estate and financial instruments investing and entrepreneurship in the United States, the United Kingdom, and Canada. Our training is offered in non-accredited free preview workshops, as well as basic training, advanced courses, mentoring and coaching.

Certain reclassifications have been made in the 2009 consolidated financial statements to conform to the 2010 presentation.

The financial statements have been prepared in contemplation of management’s plan for 2011, which assumes a viable operational and financial structure.

Management’s Plan

In response to the continued decline in profitability and the related impact on our cash position, we have taken a series of actions to improve the overall effectiveness of our marketing and have restructured our operational costs to be more consistent with our current revenues. More specifically, we have significantly reduced the number of live events, eliminated historically weak markets for live events and reduced the frequency in which we visit any one particular market. We believe these actions will improve the profitability of future live events. While we implemented many of these changes early in 2010, upon reevaluation, we made additional significant modifications to the event schedule in the third quarter of 2010 in order to optimize our operating structure.  The primary focus of the reduction of scheduled events was in the U.S. At the same time, we reduced the price of our basic training courses, which increased the percentage of customers who purchased basic training courses during the free preview workshops. In addition, we are striving to fulfill more of our advanced courses online in an effort to reduce costs. During the fourth quarter of 2010, we continued the development and testing of digitally-delivered programs, which are expected to decrease our event and fulfillment costs and lower our marketing costs.

In 2010, we implemented reductions in staff to align with our anticipated sales level. In addition, we decreased occupancy costs and reduced operating costs in all areas.  Many of these cost-cutting actions occurred during the third quarter of 2010. In October 2010, we sold two of our non-core assets and plan to continue to pursue the sale of our remaining non-core assets but cannot be assured when or if such sales will be completed. Also, as part of our analysis of ways to reduce costs and in light of the high cost of continuing to be a public reporting company under the Exchange Act and complying with the Sarbanes-Oxley Act of 2002, we are deregistering our common stock and suspending our reporting obligations under the Exchange Act. Although deregistering under the Exchange Act is expected to provide substantial savings as a result of the elimination of the costs of being a reporting company under the Exchange Act, it may also result in a less liquid market for our shares.

We believe that our recent actions to reduce our overall operating costs through reductions in personnel and discretionary spending and suspending our reporting obligations under the Exchange Act, coupled with our restructured relationship with Rich Global, LLC (“Rich Global”) and Rich Dad Operating Company, LLC (“RDO”) (together, the “Rich Dad Parties”), will enable us to generate sufficient liquidity to fund our working capital needs through December 31, 2011.  However, our liquidity would be negatively impacted if we realize negative outcomes from any of our applicable operational and external risks and uncertainties, including, but not limited to cash contributions from new and ongoing business initiatives, our ability to effectively execute our strategies, and costs associated with current or potential future litigation matters.

Note 2—Significant Accounting Policies

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Financial instruments

Financial instruments consist primarily of cash and cash equivalents, notes receivable, accounts payable, deferred course expense, accrued expenses, deferred revenue, and notes payable. GAAP requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Management estimates the aggregate fair value of the other financial instruments recognized on the balance sheet date (including receivables, payables and accrued liabilities) approximate their fair value.

Cash and cash equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. We continually monitor and evaluate our investment positions and the creditworthiness of the financial institutions with which we invest and maintain deposit accounts. The amounts included in the consolidated financial statements are stated at cost which approximates fair value at the balance sheet date. We maintain deposits in banks which may exceed the federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal.

Restricted cash

We use merchant account vendors to process credit card transactions. Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event we are unable to honor our commitments. Additionally, we may be required to maintain letters of credit in certain of the states in which we operate. At December 31, 2010 and December 31, 2009, we did not hold any letters of credit. We consider restricted cash as a current asset in the Consolidated Balance Sheet as merchant account vendors typically hold such reserve funds up to one year.

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

Buildings	40 years
Furniture fixtures and equipment	5-7 years
Purchased software	3 years

Leasehold improvements are amortized over the shorter of the estimated useful asset life or the remaining term of the applicable lease.

In accordance with GAAP, we evaluate the carrying amount of our long-lived assets such as property and equipment, and definite-lived intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by the comparison of its carrying amount with the future net cash flows the asset is expected to generate. We look primarily to the undiscounted future cash flows in the assessment of whether or not long-lived assets have been impaired. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.

Revenue recognition

We recognize revenue in accordance with Staff Accounting Bulletin, No. 104, Revenue Recognition (“SAB No. 104”), and ACS 605-25, Revenue Recognition — Multiple-Element Arrangements). We recognize revenue when: (i) persuasive evidence of an arrangement exists, (ii) delivery of product has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. For product sales, these conditions are generally met upon shipment of the product to the customer or completion of the sale transaction. For training and service sales, these conditions are generally met upon presentation of the training seminar or delivery of the service.

Some of our training and consulting contracts contain multiple deliverable elements that include training along with other products and services. In accordance with ACS 605-25, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the sales contract meet the following criteria: (i) the delivered training or product has value to the client on a standalone basis, (ii) there is objective and reliable evidence of the fair value of undelivered items and (iii) delivery of any undelivered item is probable. The fair value of each element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated on a pro-rata basis to each element based on the relative fair value of each element when fair value support exists for each element in the arrangements. The overall contract consideration is allocated among the separate units of accounting based upon their fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the fair value of all undelivered elements exists, but fair value does not exist for one or more delivered elements, the residual method is used. Under the residual method, the amount of consideration allocated to the delivered items equals the total consideration less the aggregate fair value of the undelivered items. Fair value of the undelivered items is based upon the normal pricing practice for our existing training programs, consulting services, and other products, which are generally the prices of the items when sold separately.

Each transaction is separated into its specific elements and revenue for each element is recognized according to the following policies:

Product	Recognition Policy
Seminars	Deferred upon sale and recognized when the seminar is attended or delivered on-line or by electronic media
Online courses	Deferred upon sale and recognized when the course is accessed over the delivery period
Coaching and mentoring sessions	Deferred and recognized as service is provided
Data subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

In the normal course of business, we recognize revenue based on the customers’ attendance of the course, event, mentoring training, coaching session or delivery of the software, data or course materials on-line or by delivery of course materials by electronic media.

When the likelihood of attendance by the customer is remote and the customer contract has expired, course breakage is calculated based on the historical percentage of (i) customers who never attended a course, (ii) those customers who never attended a course subsequent to expiration, and (iii) the highest number of days in which 95% of customers who attended our courses did so subsequent to expiration. During the fourth quarter of 2009, we lengthened the typical contract expiration date from one year to two years.

We determine our course breakage rate based upon estimates developed from historical customer attendance patterns. Based on the historical information, we are able to estimate the likelihood of an expired course remaining unattended. To the extent new businesses do not have adequate historical data subsequent to course expiration, we recognize revenue based solely upon actual course attendance. Only at such time that we have developed verifiable and objective data from our historical data subsequent to course expiration do we apply course breakage based on the methodology described above.

Deferred revenue occurs from seminars, online courses, coaching sessions and website subscriptions and renewals in which payment is received before the service has been performed. Deferred revenue is recognized into revenue as courses are attended in-person or on-line, coaching and mentor sessions are provided or material is delivered by electronic media.

Deferred course expenses

We defer licensing fees paid to Rich Global and commissions and fees paid to our speakers and telemarketers until such time as the revenue is earned. Our speakers, who are all independent contractors, earn commissions on the cash receipts received at our training events and are paid approximately 45 days after the training event. The deferred course expenses are tracked as a percentage of deferred revenue and based on whether the related sale was originated by telemarketers or in basic training courses. The deferred course expenses are expensed as the corresponding deferred revenue is recognized. We also capitalize the commissions and fees paid to our speakers and expense them as the corresponding deferred revenue is recognized.

Advertising and sales expenses

We expense advertising and sales costs as incurred. Advertising costs, rental fees for training facilities and direct sales expenses are expensed as incurred. Advertising paid in advance is recorded as prepaid until such time as the advertisement is published.

Income taxes

We account for income taxes in conformity with the requirements of ASC 740, Income Taxes, (“ASC 740”). Per ASC 740, the provision for income taxes is calculated using the asset and liability approach of accounting for income tax. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on all available information, we have recorded a full valuation against our deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

ACS 740 also clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. ACS 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Foreign currency translation

We account for foreign currency translation in accordance with ACS 830, Foreign Currency Translation. The functional currencies of the Company’s foreign operations are the reported local currencies. Translation adjustments result from translating our foreign subsidiaries’ financial statements into United States dollars. The balance sheet accounts of our foreign subsidiaries are translated into United States dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using average exchange rates for each month during the fiscal year. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains totaled approximately $0.1 million during each of 2010 and 2009, and were reported on our Consolidated Statements of Operations as a component of Other income, net.

Net income (loss) per share

Net income (loss) per share is computed by applying the provisions of ACS 260, Earnings Per Share. Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, restricted share grant awards and restricted performance shares, as appropriate. As of December 31, 2010 and 2009, in accordance with the treasury stock method, there were no dilutive effects of the outstanding stock options, restricted stock awards or warrants. At December 31, 2010, there were 73,000 stock options, 900,000 restricted share grant awards and no warrants outstanding. At December 31, 2009, we had 166,350 stock options and 41,667 warrants outstanding. The 600,000 restricted performance shares granted in 2008 and approved by our shareholders in September 2009, only would have vested if certain market and service conditions were met. In accordance with ASC 260, these shares were considered contingent shares and since the market conditions had not been satisfied, these shares were not considered in either the basic or diluted net income per share calculation at December 31, 2009. These restricted performance shares were forfeited during 2010.

Stock-based compensation

We follow ASC 718, Stock Compensation, (“ASC 718”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the estimated fair market value of the award as of the grant date. Compensation costs are recorded over the requisite service period which is generally the vesting period. We estimated forfeiture rates based on historical experience. See Note 8—Stock-Based Compensation, for additional disclosures regarding our stock-based compensation.

Comprehensive income (loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with shareholders. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) items. Our comprehensive income (loss) generally consists of changes in the cumulative foreign currency translation adjustment.

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

Other recent accounting pronouncements adopted by the Company during 2010 did not have a material impact to our consolidated financial statements.

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

Other recently issued accounting pronouncements are not expected to have a material impact to our future consolidated financial statements.

Note 3—Impairment of Assets

We test for impairment annually or when events or changes in circumstances indicate that an assets carrying amount may not be recoverable. In accordance with ASC 820, Fair Value Measurements and Disclosures, we used Level 3 inputs for our nonrecurring measurements, defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities, to measure estimated fair market values. In estimating fair market values, we used market indicators such as appraisals, recent market activity and other related information.

We recorded impairment charges during 2010 and 2009, as follows (in thousands):

	2010	2009
Note receivable collaterized by land and building (SCB building) (a)	$2,968	$247
Investment in real estate (Tranquility Bay) (b)	726	1,661
Investment in real estate (Costa Rica) (c)	204	—
Land and building (corporate office) (d)	641	—
Software	122	103
MRS customer list	—	151
Total	$4,661	$2,162

(a) As discussed more fully in Note 5 — Notes Receivable, we sold this note to an unrelated third party on October 5, 2010. Based on the known transaction value, we recorded an impairment charge during the quarter ended September 30, 2010 to decrease the note’s value to its fair market value.  In 2009, we incurred an impairment of $0.2 million on this note receivable in connection with a settlement agreement reached with the owner of the underlying property.

(b) As discussed more fully in Note 7 — Long-Term Debt, in October 2010, we transferred title of Tranquility Bay in connection with a legal settlement. Based on the value received from this transaction, we recorded an impairment charge of $0.5 million during the quarter ended September 30, 2010. We had previously recorded an impairment charge on this property of $0.2 million during the first quarter of 2010. In 2009, we recorded a $1.7 million impairment charge on this property because of deteriorating real estate market conditions in Southwest Florida, where the property is located, and liens on the property.

(c) We made inquiries regarding the salability of its non-core real estate investment in Costa Rica and as a result of this process, determined that the book value of our investment was higher than the estimated fair value and recorded an impairment charges, accordingly, during the third and fourth quarters of 2010.

(d) We have been in discussions with a real estate brokers regarding the potential sale of our corporate headquarters. Based on the estimated fair value, we recorded an impairment charge of $0.6 million during the quarter ended September 30, 2010.

Note 4—Certain Relationships and Related Transactions

As of December 31, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively. We have a 67.5% ownership or beneficial interest in the entities totaling $1.2 million, which is included in Investments in real estate. The MDM/MTO investment is accounted for in our consolidated financial statements. For the years ended December 31, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $0.3 million and $0.2 million, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A. (“MDL”), which owns a one-third interest in Monterey Group, S.A. (“MG”), whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50% of MDL and 22% of MG. MDL and MG are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities. We have engaged a real estate broker to assist us with the sale of the hotel, but there can be no assurance that a sale will occur in 2011 or at all.

A committee of the Board of Directors is responsible for reviewing Costa Rica transactions regarding compliance with the applicable governance and related party transaction requirements.

As discussed more fully in Note 11 — Noncontrolling Interest, in May 2010, we entered into new agreements with Rich Global, LLC and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which we license and operate the Rich Dad brand.  In connection with the restructuring, Rich Global, LLC became a 9.9% shareholder of the Company. In accordance with the terms of the 2010 Rich Dad License Agreement, we paid RDO, approximately $3.2 million during the year ended December 31, 2010. As of December 31, 2010, we owed approximately $3.6 million of current and deferred royalty payments, as defined in the 2010 Rich Dad License Agreement, of which approximately $2.8 million pertained to June 2010 through December 2010 activity. We suspended the 2010 royalty payments in conjunction with our mid-year business restructuring in an effort to conserve our available cash balances. On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted these royalties due into a promissory note with stated terms. See Note 14—Subsequent Event for further information. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad License Agreement. Beginning in 2011, we resumed paying royalties due relating to 2011 activity under the 2010 Rich Dad License Agreement.

Note 5—Notes Receivable

Notes receivable consists of the following (in thousands):

	Years ended December 31,
	2010	2009
Note receivable from the sale of real estate. Issued in November 2005 with original face amount of $11.0 million. Principal and interest payable monthly at a 6.25% interest rate. $6.2 million due at maturity (November 2015) and is collateralized by land and a building in Central Florida (“SCB Note”)	$—	$6,681
Advanced funds to software development company, non-interest bearing, collateralized by EduTrader™ software revenue. Payable in 36 equal monthly installments through September 2011	72	181
Total of notes receivable	72	6,862
Less: current portion (included in Prepaid expenses and other current assets)	(72)	(226)
Long-term notes receivable	$—	$6,636

On October 5, 2010, we closed on a loan purchase agreement with Sentinel Capital Partners, LLC (“Purchaser”) to sell the SCB Note to the Purchaser. We also agreed to assign certain other rights and obligations related to the SCB Note, including those set forth in a mortgage and security agreement, dated November 2, 2005, and an intercreditor agreement, dated November 13, 2006 (collectively with the SCB Note, the “SCB Loan”). In consideration for the sale of the SCB Loan, the Purchaser paid us approximately $1.0 million in cash and agreed to satisfy in full certain notes, with an outstanding aggregate principal balance due of approximately $2.8 million as of the closing date.  See Note 7—Long-Term Debt, for a description of the related notes payable that were satisfied in connection with this loan purchase agreement.

Note 6—Property, Equipment and Intangible Assets

Property and equipment consists of the following (in thousands):

	As of December 31,
	2010	2009
Land	$782	$782
Buildings	785	1,426
Software	2,748	2,732
Equipment	1,986	1,919
Furniture and fixtures	912	1,014
Leasehold improvements	1,081	2,077
Property and equipment	8,294	9,950
Less: accumulated depreciation	(6,228)	(6,554)
Property and equipment, net	$2,066	$3,396

Depreciation expense on property and equipment in 2010 and 2009 was approximately $0.8 million and $1.0 million, respectively.

Gross intangible assets of approximately $1.0 million consist primarily of trademarks and are fully amortized as of December 31, 2010 and 2009.

Note 7—Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Note payable to individuals for the purchase of an equity interest in SCB Building, LLC. Original face amount of $3.6 million in March 2006. Principal and interest payable monthly at a 6.25% interest rate. $2.6 million due at maturity (April 2016) and is unsecured.(a)	$—	$2,878
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $2.3 million in October 2009. Principal and interest payable quarterly at a 6.0% interest rate beginning in January 2010. Maturity in October 2012 and secured by interests in MDM/MTO.(b)	1,633	2,300
Note payable to individuals for the settlement of litigation related to non-core real estate investments in Costa Rica. Original face amount of $0.3 million in October 2009. Interest payable quarterly at an 8.0% interest rate beginning in January 2010. Principal and interest payable quarterly beginning in January 2013. Maturity in October 2013 and are secured by interests in MDM/MTO.(b)	300	300
Other installment notes payable for equipment financing at weighted average interest rates of approximately 12.0% and 9.7% at December 31, 2010, and December 31, 2009, respectively.	26	43
Long-term debt	1,959	5,521
Less: current portion (included in Other current liabilities)	(879)	(854)
Total long-term debt, net of current portion	$1,080	$4,667

(a)                                  As discussed more fully in Note 5 — Notes Receivable, we sold the note receivable collaterized by the land and building in Central Florida to an unrelated third party on October 5, 2010.  In conjunction with this sale, we satisfied the notes payable in October 2010.

(b)                                 On October 7, 2010, we agreed to a Memorandum of Terms of Agreement (the “MTA”) with M. Barry Strudwick, Susan Weiss and certain other parties with respect to the previously disclosed Settlement Memorandum and Forbearance.  Under the terms of the MTA, an affiliate of the holders of the Notes accepted title to Tranquility Bay, which is undeveloped real property located in Lee County, Florida, in exchange for a credit to us of $0.3 million against sums due and coming due under the notes and a deferral of further payments under the notes until February 15, 2011.

Long-term debt matures as follows (in thousands):

Total Debt
2011	$879
2012	773
2013	307
2014	—
Total	$1,959

Note 8—Stock-Based Compensation

2009 Incentive Plan

Our 2009 Incentive Plan (“Incentive Plan”), which was approved by our shareholders on September 2, 2009, provides for the issuance of up to 1.3 million shares of our common stock. The Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, directors, officers and consultants are eligible to receive awards. The purpose of the Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similarly situated companies and align the interest of employees and directors with those of our shareholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.  On December 22, 2010, the Compensation Committee of the Board of Directors approved restricted stock award grants for 900,000 shares of common stock to certain officers pursuant to the Incentive Plan. The awards vest fully on December 22, 2014, or upon a “change of control”, as defined in the Incentive Plan. In addition, on December 22, 2010, we awarded 20,000 shares of common stock to each of our three non-employee independent directors, valued at $0.06 per share, reflecting our stock price on the grant date. In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement with our former Chief Executive Officer, providing for the issuance of 600,000 restricted shares of our Common Stock, which would have vested in accordance with certain market and service conditions. Effective March 16, 2010, our former Chief Executive Officer was no longer employed by us, and these shares, which never vested, were forfeited on June 14, 2010.

1998 Stock Option Plan

Our 1998 Stock Option Plan (“1998 Plan”) provided for the issuance of up to 2,187,500 shares of our common stock as incentive stock options and nonqualified stock options. The 1998 Plan expired on August 30, 2008, but options that were issued under the 1998 Plan prior to the expiration date are still outstanding and exercisable when vested. Employees, directors, officers and consultants were eligible to receive awards under the 1998 Plan. The exercise price of a stock option grant under the 1998 Plan was not less than the average market price of our stock on the date of the grant and no options had a term of more than ten years from the date of grant. Options granted under the 1998 Plan typically vested as follows: 25% of the options vest on the grant date, an additional 25% vests on the first anniversary of the grant date, another 25% vests on the second anniversary of the grant date, and 100% of the shares vested on the third anniversary of the grant date, although the Compensation Committee had discretion to approve a different vesting period.

Compensation Expense and Related Valuation Techniques

We calculate share-based compensation expense in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), (formerly SFAS No. 123 (revised 2004), Share-Based Payment). In accordance with ASC 718, we record compensation expense for all share-based payment awards made to employees and directors under the Company’s 1998 Plan and the Company’s Incentive Plan based on estimated fair value at the date of grant. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing valuation model. The value of the portion of the awards that is ultimately expected to vest is recognized as an expense over the requisite service periods. Under ASC 718, we determined the estimated value of stock option awards under the 1998 Plan using the Black-Scholes valuation model and restricted performance shares under the Incentive Plan using a Barrier valuation model to estimate the fair value of the restricted stock and a Lattice valuation model to calculate the derived service period. ASC 718 requires us to recognize expense over the service period for options that are expected to vest and record adjustments to stock option compensation expense at the end of the service period if actual forfeitures differ from original estimates. We recognize share-based compensation expense on a straight-line basis.

The following table summarizes the components of our stock-based compensation programs recorded as expense (in thousands):

	Years ended December 31,
	2010	2009
Stock-based compensation expense:
Pretax compensation expense	$3	$77
Income tax benefit	—	—
Stock-based compensation expense, net of the related tax effect	$3	$77

Our stock-based compensation expense is included in general and administrative expenses in our Consolidated Statements of Operations.

There were no stock options granted during 2010 or 2009. The following table presents the activity for options outstanding (in thousands, except per share data and term):

Total Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	166	$3.67
Granted	—	—
Forfeited	(93)	$4.74
Exercised	—	—
Outstanding as of December 31, 2010	73	$2.30	2.0	$—
Exercisable as of December 31, 2010	73	$2.30	2.0	$—

The amount of nonvested shares at December 31, 2010 and 2009 was not material.

In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement with our former

Chief Executive Officer, providing for the issuance of 600,000 restricted shares of our common stock, which would have vested in accordance with certain market and service conditions. Effective March 16, 2010, our former Chief Executive Officer was no longer employed by us, and these shares, which never vested, were forfeited on June 14, 2010. During 2009, we recorded approximately $0.1 million of compensation expense related to these shares, which was reversed during 2010 upon the forfeiture of these shares.

Note 9—Employee Benefit Plan

We have a 401(k) employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. On October 10, 2008, we suspended all matching contributions and therefore incurred no such expense in 2010 and 2009.

Note 10—Income Taxes

We recognize deferred tax assets and liabilities, at enacted income tax rates, based on the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We include any effects of changes in income tax rates or tax laws in the provision for income taxes in the period of enactment. When it is more likely than not that a portion or all of a deferred tax asset will not be realized in the future, we provide a corresponding valuation allowance against the deferred tax asset. In 2010 and 2009, we recorded a full valuation allowance against all net deferred tax assets because there was not sufficient evidence to conclude that we would more likely than not realize those assets prior to expiration.

As of December 31, 2010, we have approximately $15.3 million of foreign net operating loss carryforwards and approximately $4.0 million of state net operating loss carryforwards. The Canadian loss carryforwards begin to expire in 2027. The state net operating loss carryforwards begin to expire in 2024.

Our sources of income (loss) and income tax provision are as follows (in thousands):

	Years ended December 31,
	2010	2009
Income (loss) before income taxes:
U.S.	$(3,567)	$19,327
Non-U.S.	3,923	(7,110)
Total income before income taxes	$356	$12,217
Provision (benefit) for taxes:
Current:
Federal	$1,383	$1,534
State	(105)	904
Non-U.S.	(225)	—
Total current	1,053	2,438
Deferred:
Federal	(2,450)	4,990
State	(143)	387
Non-U.S.	1,980	(2,080)
Total Deferred	(613)	3,297
Change in valuation allowance	613	(3,297)
Total income tax provision	$1,053	$2,438
Effective income tax rate	295.8%	19.9%

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows (in thousands):

	Years ended December 31,
	2010	2009
Computed expected federal tax expense	$125	$4,276
Valuation allowance	613	(3,351)
Foreign equity income/loss	170	27
Non-taxable partnership income	(198)	—
State income net of federal benefit	149	754
Non-U.S. income taxed at different rates	(470)	519
FIN 48 expense	1,308	—
Tax rate adjustment	(644)	—
Other	—	213
Income tax expense	$1,053	$2,438

Deferred income tax assets and liabilities reflect the net tax effects of (i) temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes and (ii) operating loss carryforwards. The tax effects of significant components of our deferred tax assets and liabilities are as follows in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating losses	$4,412	$6,503
Accrued compensation, bonuses, severance	86	—
Allowance for bad debt	20	33
Intangible amortization	349	416
Legal settlement payable	726	999
Impaired assets	240	830
Accrued expenses	498	324
Deferred revenue	5,916	4,890
Depreciation	198	289
Capital loss carryover	1,472	—
Other	64	60
Valuation allowance	(10,270)	(9,657)
Total deferred tax assets	$3,711	$4,687
Deferred tax liabilities:
Deferred course expenses	$(3,711)	$(4,546)
Gain on sale	—	(141)
Total deferred tax liabilities	(3,711)	(4,687)
Net deferred tax asset	$—	$—

Deferred tax benefit related to the foreign currency translation adjustment was not material and was fully offset by a corresponding increase in the valuation allowance. These amounts, which net to zero, are reported in other comprehensive income.

During 2010, in accordance with GAAP, we recorded a liability pertaining to uncertain tax positions of approximately $1.3 million, of which approximately $0.1 million is interest and penalties. At December 31, 2009, there were no recorded liabilities related to uncertain tax positions.

Our federal and state tax returns for all years after 2004 are subject to future examination by tax authorities. We recognize interest and penalties related to income tax matters in other income and general and administrative expenses, respectively.

On March 17, 2009, we were notified by the Internal Revenue Service (“IRS”) that our federal tax returns for the years ended December 31, 2005, December 31, 2006, and December 31, 2007 are under examination. We believe that our accruals for tax liabilities are adequate. However, as tax regulations are subject to interpretation and tax litigation is inherently uncertain, estimates used in determination of our tax liability may not be representative of actual outcomes.

Note 11—Noncontrolling Interest

The noncontrolling interest reflected in the accompanying consolidated financial statements represented the 49%

profit interest held by Rich Global, LLC (“Rich Global”) in Rich Dad Education, LLC (“RDE”), prior to our May 26, 2010 restructured agreements, as discussed below.

On May 26, 2010, we entered into definitive agreements with the Rich Dad Parties to restructure the agreements under which we license and operate the Rich Dad brand.  The Rich Dad Parties are entities controlled by Robert and Kim Kiyosaki.  In connection with the restructuring, we entered into (i) a License Agreement with the Rich Dad Parties (the “2010 Rich Dad License Agreement”), relating to the Rich Dad brand, and (ii) a Settlement Agreement and Release with the Rich Dad Parties, (the “Settlement Agreement”), relating to the previous Rich Dad License Agreement for the Rich Dad brand. We and the Rich Dad Parties also committed to enter into a cooperative marketing agreement relating to the development and implementation of improved customer contact management strategies.

The 2010 Rich Dad License Agreement is for a term ending December 31, 2014.  Rich Global is a consenting party to the 2010 Rich Dad License Agreement with respect to the use of its database. The 2010 Rich Dad License Agreement gives us the non-exclusive right to sell and market Rich Dad products in live seminars and training courses in the United States, Canada and the United Kingdom. The 2010 Rich Dad License Agreement provides that we must establish escrow and cash collateral accounts in an aggregate amount equal to 30% of our deferred revenues during the term of the 2010 Rich Dad License Agreement (the “Reserve Goal”). The purpose of the escrow and cash collateral accounts is to ensure that we can fulfill our contractual commitments to the customers who purchased the Rich Dad and Tigrent courses. Until the Reserve Goal has been met, we will pay (i) to RDO a current royalty (“current royalty”) of 3% of the Gross Revenues and (ii) into the escrow account a deferred royalty of 5% of the Gross Revenues (“unfulfilled royalty”).  Under the 2010 Rich Dad License Agreement, the term “Gross Revenues” means gross revenues related to the Rich Dad brands, net of merchant fees, taxes, shipping, refunds, rebates, bad debt and sums paid to RDO’s third party coaching provider under a separate cross marketing agreement.

In addition, we are required by the 2010 Rich Dad License Agreement to pay into the cash collateral account on a monthly basis the amount by which the average cash balance of all unrestricted funds in our accounts for the prior 90 day period (excluding the proceeds from the sale of, or other realization upon, any non-core assets or any cash accounts from RDE made available to us) exceeds $6 million. Our merchant deposit reserve funds will also be credited to the Reserve Goal.  After the Reserve Goal has been met, we are required to pay RDO royalty payments equal to 10% of Gross Revenues in lieu of paying the current royalty to RDO and the unfulfilled royalty into the escrow account. If the combined amounts in the escrow account and the cash collateral account exceeds the Reserve Goal, the excess funds may be withdrawn from the escrow account twice each year and applied to the deferred fulfillment royalties that are due to RDO. In addition, on a quarterly basis, RDO may withdraw 40% of payments into the escrow account during the prior three-month period.

The 2010 Rich Dad License Agreement contains covenants relating to performance standards and cash operating profits. We are limited in making any capital expenditures with respect to any businesses other than the Rich Dad Education Business that exceed $500,000 per year without obtaining written approval from RDO. We must also consult with RDO prior to hiring a Chief Executive Officer, Chief Financial Officer or any other officer who reports directly to the Chief Executive Officer. RDO has the right to have one representative observe all meetings of our Board of Directors in a non-voting capacity.

In accordance with the terms of the Settlement Agreement, we issued 9.9% of our outstanding common stock (1,290,000 shares) to Rich Global and redeemed Rich Global’s 49% membership interest in RDE. Our common stock issued to Rich Global is subject to a shareholders’ agreement with us that gives Rich Global demand and piggyback registration rights after January 1, 2011. On March 18, 2011, we filed a Form 15 with the SEC announced that we intend to deregister our common stock and suspend our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  In connection with this proposed action, we sought and obtained Rich Global’s consent to waive their demand and piggyback rights unless and until such time as we are again subject to the reporting obligations under the Exchange Act. Rich Global agreed to transfer the RDE assets to us, except for the data base of customer names and customer leads, resulting in full ownership by us of the business previously conducted by RDE.  We and Rich Global agreed to dissolve RDE and terminate the license and administrative services agreements associated with RDE. We have responsibility for any and all liabilities remaining in RDE, including but not limited to obligations related to the fulfillment of course work for the Rich Dad students. We agreed to release Rich Global from all general claims related to RDE and Rich Global agreed to release us from specific claims that it made against us and RDE in connection with its alleged default letter dated March 27, 2009. Among other things, the Settlement Agreement proposes enhanced cooperation in advertising, marketing, and educational programs between us and RDO through a customer contact and data base management strategy that emphasizes seamless support of the Rich Dad brand and its customers.

As of December 31, 2010, we owed approximately $3.6 million of current and deferred royalty payments, as defined in the 2010 Rich Dad License Agreement, of which approximately $2.8 million pertained to June 2010 through December 2010 activity. We suspended the 2010 royalty payments in conjunction with our mid-year business restructuring in an effort to conserve our available cash balances. On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted these royalties due into a promissory note with stated terms. See Note 14—Subsequent Event for further information. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad License Agreement. Beginning in 2011, we resumed paying royalties due relating to 2011 activity under the 2010 Rich Dad License Agreement.

We recorded a distribution of $0.3 million on April 22, 2009 to Rich Global, the RDE noncontrolling interest, related to conference income earned.

Note 12—Business Segment Information

We operate in two business segments: Proprietary brands and Rich Dad™ Education. Our revenue is generated through the sale of real estate and financial market training courses, programs and products and categorized into segments depending upon through which channel the customer was acquired. Operating results for the segments reported below are evaluated regularly by executive management.

(In thousands)	Years ended December 31,
Segment revenue	2010	2009
Proprietary brands:
Real estate training	$5,966	$16,207
Financial markets training	2,362	12,628
Sub-total	8,328	28,835
Rich Dad™ Education:
Real estate training	76,645	121,618
Financial markets training	17,662	20,471
Sub-total	94,307	142,089
Total consolidated revenue	$102,635	$170,924

(In thousands)	Years ended December 31,
Segment gross profit contribution (1)	2010	2009
Proprietary brands:
Real estate training	$4,809	$11,616
Financial markets training	(441)	6,875
Sub-total	4,368	18,491
Rich Dad™ Education:
Real estate training	44,600	73,442
Financial markets training	8,401	8,573
Sub-total	53,001	82,015
Total consolidated gross profit	$57,369	$100,506

(1) Segment gross profit is calculated as revenue less direct course expenses and is impacted by inter-segment fulfillment charges.

(In thousands)	Years ended December 31,
Depreciation and amortization expenses	2010	2009
Proprietary brands:
Real estate training	$429	$483
Financial markets training	251	374
Sub-total	680	857
Rich Dad™ Education	—	—
Corporate	95	138
Total consolidated depreciation and amortization expenses	$775	$995

(In thousands)	Years ended December 31,
Segment identifiable assets	2010	2009
Proprietary brands:
Real estate training	$2,382	$2,880
Financial markets training	260	754
Sub-total	2,642	3,634
Rich Dad™ Education:
Real estate training	20,499	26,954
Financial markets training	4,670	4,482
Sub-total	25,169	31,436
Corporate	5,721	19,349
Total consolidated identifiable assets	$33,532	$54,419

(In thousands)	Years ended December 31,
Deferred revenue—current portion	2010	2009
Proprietary brands	$3,710	$7,111
Rich Dad™ Education	58,951	74,293
Total deferred revenue—current portion	62,661	81,404

Deferred revenue—long-term portion
Proprietary brands	6	4
Rich Dad™ Education	519	511
Total deferred revenue—long-term portion (included in Other liabilities)	525	515
Total deferred revenue	$63,186	$81,919

(In thousands)	Years ended December 31,
Deferred course expenses—current portion	2010	2009
Proprietary brands	$346	$673
Rich Dad™ Education	11,424	14,695
Total deferred course expenses—current portion	11,770	15,368

Deferred course expenses—long-term portion
Proprietary brands	1	1
Rich Dad™ Education	99	74
Total deferred course expenses—long-term portion (included in Other assets)	100	75
Total deferred course expenses	$11,870	$15,443

For the year ended December 31, 2010, 76.5% of our revenue was generated domestically and 23.5% from international operations. For the year ended December 31, 2009, 88.9% of our revenue was generated domestically and 11.1% internationally.

For the years ended December 31, 2010 and 2009, our long-lived assets in the U.S. were $3.4 million and $12.5 million, respectively. For the years ended December 31, 2010 and 2009, our international long-lived assets were $0.1 million and $0.2 million, respectively.

Note 13—Commitments and Contingencies

Operating leases

We lease office space for administrative and training requirements. These leases expire from December 2011 to February 2014. During 2010 and 2009, we did not have any related party leases.

Rental expense under operating leases was approximately $0.7 million during each of the years ended December 31, 2010 and 2009.

Future minimum rental payments under our non-cancelable leases are as follows (in thousands):

Years ended December 31,
2011	$590
2012	291
2013	200
2014	7
Total future minimum rental payments under non-cancelable leases	$1,088

Litigation

On November 14, 2006, the Company was notified by the Securities and Exchange Commission (“SEC”) that it is conducting a formal, nonpublic investigation to determine whether we complied with securities laws in connection with (i) the claimed efficacy or trading success of our stock market training programs and, (ii) our acquisition of certain other companies. The SEC has requested documents and information from us in the course of their investigation.  Neither the Company nor any of its subsidiaries or present or former directors or officers has been charged by the SEC.

On March 6, 2008, a federal grand jury in the Eastern District of Virginia returned an indictment charging Linda Woolf and David Gengler, two former independent contractors, with one count of conspiracy to commit mail fraud and wire fraud.  Woolf and Gengler were alleged in the indictment to have been independent contractors of our EduTrades, Inc. (“EduTrades”) subsidiary at the time of their alleged criminal activities. The defendants are no longer independent contractors for either us or any of our subsidiaries.  On March 11, 2008, the SEC filed civil fraud charges against Woolf and Gengler alleging that Woolf and Gengler made false and misleading statements to sell “Teach Me to Trade” packages for EduTrades.  On April 13, 2009, a trial was commenced on the criminal charges in the U.S. District Court in Alexandria, Virginia (“Virginia Court”). On May 7, 2009, the jury returned a guilty verdict as to both Woolf and Gengler.  On June 11, 2009, Woolf and Gengler filed a joint motion for a judgment of acquittal or in the alternative for a new trial (“Motion for Judgment of Acquittal”). On October 23, 2009, the Court issued its Order and Memorandum Opinion granting the Motion for Judgment of Acquittal on the basis of insufficient evidence to prove that Woolf or Gengler devised or knowingly participated in a scheme to defraud as alleged in the indictment and dismissing the indictment of Woolf and Gengler and finding that should the Court’s judgment of acquittal be reversed or vacated the interests of justice require a new trial.  On November 23, 2009 the United States filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit (“Circuit Court”) to attempt to reverse the District Court’s order on October 23, 2009, which granted defendants’ joint motion for judgment of acquittal; dismissed the indictment; and conditionally granted defendants a new trial if the judgment of acquittal is later vacated or reversed.  On November 10, 2010, the Circuit Court granted the United States motion to voluntarily dismiss their appeal.  The civil fraud charges filed by the SEC against Woolf and Gengler remain pending.

On January 11, 2007, the Company and its subsidiary Whitney Canada Inc. (collectively, the “Tigrent Entities”) received notice of an Amended Motion for Authorization to Institute a Class Action in the Superior Court for Province of Quebec, District of Hull (Canada), captioned David Brown versus Marc Jemus, Francois Roy, Robert Primeau et al. (originally filed in 2006) on behalf of all persons who are alleged to have made various real estate investments at the alleged inducement of, or through, Marc Jémus, François Roy, Robert Primeau and/or their companies, and/or B2B Trust, and/or Whitney Canada, Inc., and/or Jean Lafrenière and/or the Tigrent Entities.  The complaint sought repayment of $39,235 to the petitioner, unspecified payment to each member of the class of an amount corresponding to their lost investments, payment of $10,000 to each member of the class as general damages, recovery of costs and other litigation expenses, and unspecified equitable relief.  On January 20, 2011, the Tigrent Entities entered into a Settlement Agreement which, subject to final Court approval, will settle all claims brought by the plaintiff class against the Tigrent Entities.  In connection with the settlement, the Tigrent Entities did not admit any liability in the case. Pursuant to the terms of the Settlement Agreement, the plaintiff class, including the named plaintiffs and any other class member who does not opt out of the settlement in accordance with procedures applicable to settlements of class action litigation under the Quebec Code of Civil Procedure, have agreed to grant a full general release of all claims they had or could have brought against the Tigrent Entities in the litigation in exchange for aggregate payments of C$250,000 to be deposited into a trust account controlled by the attorneys for the plaintiffs from which the attorneys’ costs will be paid with any balance being available for distribution to members of the plaintiff class who do not opt out of the settlement.  Of the total settlement amount, C$50,000 was paid into the trust account within five days of the Settlement Agreement, and the remaining C$200,000 was paid into the trust account by March 18, 2011.  The class action litigation against the other defendants in the litigation not affiliated with Tigrent remains pending and unsettled.  The settlement and the Settlement Agreement remain subject to approval by the Court.  In addition, if more than seven (7) members of the plaintiff class opt out of the settlement, the Tigrent Entities can terminate the Settlement Agreement in their discretion if they determine that the remaining financial exposure is financially significant to them.  If the Court does not approve the settlement or if the Tigrent Entities elect to terminate the Settlement Agreement, then the settlement and the Settlement Agreement will be void and the funds deposited into the trust account will be returned to the Tigrent Entities.

On January 13, 2011, the Company and its subsidiaries Tigrent Group Inc. and Tigrent Learning Inc. (collectively, the “Tigrent Subsidiaries”) entered into a Mediation Settlement Agreement that settled all claims against the Company and the Tigrent Subsidiaries arising in the two litigation cases pending in the United States District Court for the Middle District of Florida captioned Glenn Acciard, et al. versus Russell Whitney, et al. (originally filed in March 2007 in the Circuit Court for Lee County, Florida) and Thomas L. Altimas, et al. versus Russell Whitney, et al. (originally filed in September 2009).  Both of these cases arose out of our past business activities with Gulfstream Development Group, LLC (“Gulfstream”) whereby we were compensated for appointing Gulfstream as the exclusive offeror of homes for customers of our advanced real estate courses.  Pursuant to the terms of the Mediation Settlement Agreement, the plaintiffs (approximately 83 individuals) granted a full general release of all claims they had or could have brought against the Company and the Tigrent Subsidiaries.  The Mediation Settlement Agreement also settled the claims arising in such cases against Russell A. Whitney for which the Company could have had continuing obligations to advance defense costs and indemnify Mr. Whitney.  Other claims against Mr. Whitney and the other defendants who are unrelated to the Company, including Gulfstream Development Group and other companies affiliated with Mr. Whitney, remain unsettled and pending.  In exchange, and without admitting any liability, the Company and the Tigrent Subsidiaries granted full general releases of all claims they had or could have brought against the plaintiffs and agreed to make payments aggregating $525,000 to the plaintiffs in accordance with the following schedule: January 31, 2011-$225,000; April 30, 2011- $80,000; July 31, 2011- $80, 000; October 31, 2011 - $70,000 and January 31, 2012 - $70,000.

The Company made timely payment of the January 31, 2011 installment.  On January 25, 2011, Mr. Whitney notified the Company that he believes that the Company has a continuing obligation to advance defense costs and provide indemnification to him with respect to claims still pending against him in the Gulfstream Litigation, notwithstanding the Mediation Settlement Agreement, and that Mr. Whitney may choose to assert a claim against the Company with respect to such defense costs and indemnification.  The Company believes that Mr. Whitney’s position is without merit.

On November 3, 2008, the Office of Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about consumer-investors who attended our Millionaire University (“MU”) course and invested in Florida homes built by Gulfstream, Gulfstream Realty (“GR”) and Gulfstream Realty and Development, LLC (“GRD”) since August 1, 2004, as well as the amount of payments received by us from Gulfstream, GR and GRD. We have produced documents responsive to the subpoena. On October 29, 2009, we received a second investigative subpoena from the Office of Attorney General of the State of Florida seeking documents relating to Gulfstream Development Group, LLC, including the amount of payments received by us or by any of our current or former officer, director, employee or independent contractor from Gulfstream.  The Company is continuing to cooperate with the Office of the Attorney General in this matter.

On October 21, 2008, Mr. Simon, our former Co-President and Chief Operating Officer, filed a lawsuit against us in the Circuit Court of the 20th Judicial Circuit for Lee County, Florida (“Lee County Court”) for $1.4 million for funds allegedly owed to him due to the allegedly improper termination of his employment agreement. On January 11, 2010, the Lee County Court denied Mr. Simon’s Motion for Summary Judgment. The lawsuit is currently in the discovery phase. The date of trial in this matter, originally set for March 29, 2011, has been continued without a new trial date having been set.  We will vigorously defend against the claims made in this lawsuit.

On July 9, 2009, the Company and its subsidiary WEG received a summons and complaint filed by and on behalf of Rothstein Rosenfeldt Adler, P.A. (“RRA”) in the Circuit Court in and for Broward County, Florida. The suit alleges damages totaling $348,000 for unpaid legal invoices. We intend to vigorously defend against the claims made in the lawsuit.  On November 6, 2009, we filed a counterclaim against RRA alleging legal malpractice with respect to the filing of lawsuits by RRA against Susan Weiss and M. Barry Strudwick that were the subject of a settlement entered into on September 13, 2009.

The counterclaim seeks unspecified damages in excess of $3.8 million dollars.  On November 10, 2009, four creditors filed an involuntary petition under Chapter 11 of the Bankruptcy Code against RRA in the U.S. District Court for the Southern District of Florida (Case No. 09-34791-BKC-RBR) (“RRA Bankruptcy Action”).   On May 12, 2010, the Company filed its Notice of Claim in the amount of $4 million in the RRA Bankruptcy Action.

On or about October 6, 2009, the Company and two of its subsidiaries, EduTrades and WIA (“Company Entities”) received a complaint filed in the United States District Court for the Southern District of Florida (“District Court”) by Eric Springer and Maurice J. Seghers, Jr., on behalf of themselves and all persons who purchased investor-education products sold under the Teach Me To Trade (“TMTT”) brand.  Two former independent contractors, Linda Woolf and David Gengler, along with their companies, Hands on Capital, Inc., and Lashaico, Inc., are additional defendants to the lawsuit.  The complaint alleges, among other things, fraud, negligent misrepresentation, civil conspiracy, and deceptive and unfair trade practices arising out of our business relationship with and use of Linda Woolf and David Gengler as trainers for the TMTT brand.  Plaintiffs seek for themselves and others similarly situated a refund of all amounts spent on TMTT products and services, unspecified compensatory damages, costs, an award of attorney’s fees, and unspecified legal and equitable relief.  The complaint relies on the findings from the verdict in the Woolf and Gengler criminal trial.  As has been previously reported, the verdict in the Woolf and Gengler criminal trial was vacated on October 23, 2009 by way of an Order granting Woolf and Gengler’s Motion for Judgment of Acquittal.  On October 30, 2009 we and our subsidiaries accepted service of the complaint.  On March 17, 2011, the Company, WEG, and WIA entered into a Stipulation and Agreement of Settlement that, subject to final Court approval, settled all claims brought by the plaintiff class against the Company Entities.  In connection with the settlement, the Company Entities did not admit any liability in the case. Pursuant to the terms of the Stipulation and Agreement of Settlement, the parties consented to the entry of an order providing that, for the purposes of the settlement only, the case would be certified as an op-out class action pursuant Rule 23(b)(3) of the Federal Rules of Civil Procedure on behalf of all persons who paid to attend a TMTT seminar or purchased a TMTT product or service and who have not subsequently received a full refund of the money  spent on such seminar, product, or service and who have not chosen to opt out of the class (“Settlement Class”).  Under the terms of the settlement, the Company Entities agreed to make available to members of the Settlement Class, free of charge by the Company Entities, three of the Company’s internet-based investment seminars by placing such seminars on a website to which members of the Settlement Class will have access for a 90-day period.  In addition, the Company Entities agreed to pay attorney’s fees, costs and incentive awards to the putative class representatives in an amount not to exceed $110,000 in the aggregate.  In exchange, the Company Entities will receive a full release of all claims that were or could have been asserted in the lawsuit.  The settlement remains subject to approval by the District Court.  In addition, the Company Entities will have the option to withdraw from the settlement if the number of potential Settlement Class members who opt out from the settlement represent potential damages, measured as the dollar amount paid by Settlement Class members for TMTT seminars, products, or services, cumulatively greater than or equal to 3% of the aggregate amount of potential damages to all Settlement Class members to whom the notice of settlement is sent.   In the event of a withdrawal by the Company Entities from the settlement, the settlement will become null and void and of no further force and effect.

On March 11, 2010, the Office of the Attorney General of the State of Florida issued an investigative subpoena pursuant to the Florida Deceptive and Unfair Trade Practices Act that seeks information about our courses and seminars offered in Florida, including those offered under the Rich Dad brand.  On April 15, 2010, we produced documents responsive to the subpoena.  Neither the Company nor any of its subsidiaries or present or former directors or officers has been charged by the Attorney General.

On January 28 2011, the Company and its affiliate, Tranquility Bay of Southwest Florida, LLC (“TBSF”), filed suit against Gulf Gateway Enterprises, LLC; Dunlap Enterprises, LLC; Anthony Scott Dunlap; Peter Gutierrez; and Ignacio Guigou (the “TB Defendants”) in the Circuit Court for the 20th Judicial Circuit for Lee County, Florida.  This suit arises out of a settlement agreement (“Settlement Agreement”) between the Company and the TB Defendants with respect a previously disclosed foreclosure lawsuit filed by the Company against TBSF, Gulf Gateway Enterprises, LLC, Anthony Scott Dunlap, and Dunlap Enterprises, LLC, under a mortgage and security agreement covering real property in Lee County, Florida owned by TBSF known as “Tranquility Bay.” Under the Settlement Agreement, the Company was to have received $3.5 million in settlement of its claims on or before July 6, 2009, failing which the Company would receive title to Tranquility Bay and the membership interests of TBSF.  The settlement payment was not made in the allotted time and on August 25, 2009, the Company exercised its rights under the Settlement Agreement to receive the controlling membership interest in TBSF thereby controlling Tranquility Bay.  Under the terms of the Settlement Agreement, if the Company received title to Tranquility Bay, the Company would be required to attempt to sell the property for minimum price of $6 million and distribute 17.5% of the net proceeds of such sale to the TB Defendants.  In addition, under the Settlement Agreement, the TB Defendants made warranties and covenants with respect to title to Tranquility Bay, which warranties and covenants were breached by the TB Defendants. On October 13, 2011, the Company quitclaimed Tranquility Bay to an affiliate of M. Barry Strudwick, Susan Weiss, and Carl Weiss (“Strudwick Entity”) pursuant to a previously disclosed forbearance agreement between them and Tigrent.  In its complaint against the TB Defendants, Tigrent and TBSF seek declaratory relief and damages in excess of $15,000 for breach of contract and fraudulent misrepresentation.  On March 8, 2011, the TB Defendants filed a counterclaim against the Company and TBSF alleging that they conveyed Tranquility Bay to the Strudwick Entity in violation of the Settlement Agreement and seeking damages in excess of $15,000.

We are involved from time to time in routine legal matters incidental to our business, including disputes with students and requests from state regulatory agencies. Based upon available information, we believe that the resolution of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

Note 14 — Subsequent Event

On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted our royalties payable as disclosed in our Consolidated Balance Sheet as of December 31, 2010 into a $3.5 million promissory note. The promissory note bears interest at an annual rate of 6% commencing January 1, 2011. Under the terms of the credit agreement, interest is to be paid in quarterly installments beginning June 30, 2011. Principal payments will commence in April 2012 as follows: the lesser of (i) $2,000,000 or (ii) the amount of our federal income tax refund for 2011, but in no event less than $100,000, followed by monthly principal installments of $100,000, until fully paid.  Payment of principal will be used to fund underpayments to the Escrow Account that occurred as a result of our non-payment of royalties in 2010.  The Escrow Account was established as part of the restructuring of our relationship with the Rich Dad Parties in 2010. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad License Agreement. Beginning in 2011, we resumed paying royalties due relating to 2011 activity under the 2010 Rich Dad License Agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

(b)                                  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of internal controls over financial reporting based upon the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our CEO and Interim CFO determined that as of December 31, 2010, our internal controls over financial reporting were not effective. As of the date of this report, we believe we have remediated the following material weaknesses in internal controls as identified more fully in “Item 9A (T) Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2009, however, we have not completed the required testing to document our remediation efforts.  As a result, the following items remain as material weaknesses in our internal controls as of December 31, 2010:

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c)                                  Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names of our executive officers and directors as of March 4, 2011. Directors hold office for a period of one year from their election at the annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors:

Name	Age	Position
Steven C. Barre	51	Chief Executive Officer and Director
Charles F. Kuehne	59	Interim Chief Financial Officer
James E. May	56	Chief Administrative Officer and General Counsel
Murray A. Indick	51	Chairman of the Board of Directors
J. Hunter Brown	56	Director
James K. Bass	54	Director

Executive Officers and Directors as of March 4, 2011:

Steven C. Barre has served as our Chief Executive Officer since December 2010 and prior to that served as our Interim Chief Executive Officer since March 2010. Mr. Barre has served as a director of the Company since February 1, 2008 and served as Lead Director of the Company from June 2008, through March 2010. Mr. Barre was the Senior Vice President, General Counsel and Secretary of Jacuzzi Brands, Inc. (a New York Stock Exchange company with annual revenues in excess of $1 billion) from September 2001 until February 2007, when the company was sold to Apollo Management LLC, a private equity firm. Mr. Barre served in various roles as in-house counsel from 1995 to 2001 for Jacuzzi Brands, Inc. (known as U.S. Industries, Inc. from 1995 to 2003) and from 1988 to 1995 for its former parent company, the U.S. arm of Hanson PLC, a Fortune 100 industrial management company. Prior to joining Hanson, Mr. Barre was a corporate attorney with the law firm of Weil, Gotshal & Manges. Mr. Barre graduated from Cornell University in 1981 and Colombia Law School in 1984.

Charles F. Kuehne has served as our Interim Chief Financial Officer since October 2010. Prior to joining the Company, Mr. Kuehne served as an independent financial consultant for two years, providing executive-level financial management consulting services primarily to manufacturing companies owned by private equity firms. Between August 1998 and June 2008, he held various corporate controller, accounting, auditing and financial reporting positions with Platinum Equity, a private equity firm, and its portfolio companies, including President and Chief Financial Officer of Data2Logistics (May 2003 — June 2008), Vice President of Transactions Support and Chief Financial Officer for Acquisitions (August 1998 — April 2003), and Chief Financial Officer of Milgo Solutions (August 1998 — October 2001). Mr. Kuehne is a Certified Public Accountant and holds an M.B.A. from Nova Southeastern University and a B.A. in Business Administration from Ohio University.

James E. May has been with the Company since June 2007, when he joined as Assistant General Counsel. He was promoted to the position of General Counsel in May 2009 and to Chief Administrative Officer in September 2009. In his current role he is responsible for the Company’s Legal, Human Resources and Quality Assurance functions. Prior to joining the Company, he held the position of Associate General Counsel with Gateway Computers, where he was, at various times, the chief legal counsel for the Gateway Country Stores retail division and for the Business and Government Sales division, where he managed the Contract Management organization. Prior to that, he was Vice President, Deputy General Counsel with Blockbuster Videos, Inc. in Ft. Lauderdale, Florida and Dallas, Texas where he was the chief legal counsel for domestic store operations, including litigation management. Mr. May has a B.A. degree from American University and a J.D. degree from Catholic University Law School.

Murray A. Indick has served as a director since November 2007 and as Chairman of the Board since March 2010. Mr. Indick co-founded Prides Capital Partners, LLC (“Prides Capital”), an investment firm specializing in strategic block, active ownership investing in the small- and micro-cap arena, in March 2004. Mr. Indick is a managing member of the sole general partner of Prides Capital Fund I, LP, which, as of March 2009, owned approximately 14.7% of the Company’s outstanding common stock. Since March 2010, Mr. Indick has served as senior counsel with Crowell & Moring.  Prior to joining Prides Capital, Mr. Indick was partner/general counsel at Blum Capital, which he joined in 1997. Mr. Indick earned a B.A. from the University of Pennsylvania and a law degree from the Georgetown University Law Center. Mr. Indick also has served as a director of QC Holdings, Inc., a pay-day loan company, and Ameritrans Capital Corporation, a lender to and investor in small businesses, both public portfolio companies of Prides Capital.

J. Hunter Brown has served as a director since September 2009. Mr. Brown is the Founder and Managing Member of Watson Wilkins & Brown LLC, a private investment and business consulting firm. Previously, he served as an independent consultant to public, private, and not-for-profit entities. From 1993 to 2001, Mr. Brown served in various global markets capacities with JP Morgan Securities Inc. Additionally, from 1996 to 1998, he served as a director of a NYSE listed specialty finance company. Mr. Brown was graduated from Hamilton College with an A.B. degree in English & French and received an M.B.A. degree in Finance from Xavier University.

James K. Bass has served as a director since May 2010. From September 2005 to June 2009, Mr. Bass served as the Chief Executive Officer and a director of Piper Aircraft, Inc., a general aviation manufacturing company. He served as the Chief Executive Officer and a director of Suntron Corporation, a provider of high mix electronic manufacturing services, from its incorporation in May 2001 until May 2005, and as Chief Executive Officer of EFTC Corporation, a subsidiary of Suntron Corporation, from July 2000 until April 2001. From 1992 to July 2000, Mr. Bass was a Senior Vice President of Sony Corporation. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Corporation. Mr. Bass currently serves as a Director of Mercury Computer Systems and EFTC Corporation. Since September 2000, Mr. Bass has served on the Board of Directors of TTM Technologies, Inc., a manufacturer of complex printed circuit boards used in sophisticated electronic equipment. Mr. Bass holds a B.S.M.E. degree from Ohio State University.

Stockholders Agreement and Voting Agreement

Mr. Indick was appointed to the Board pursuant to Section 2.3 of a Stockholders Agreement (“Stockholders Agreement”), dated December 12, 2005, between the Company, Prides Capital, EduTrades and Russell A. Whitney. Prides Capital has appointed Murray Indick to serve as its designated director on the Board of Directors of the Company. Russell A. Whitney, the former Chief Executive Officer of the Company and a greater than 10% of shareholder of the Company’s common stock, has agreed to vote all shares of the Company’s common stock owned or held of record by him to elect the Prides Capital designee to the Company’s Board of Directors. The Company’s voting agreement will expire when Prides Capital and its affiliates no longer beneficially own, directly or indirectly, more than 5% of the Company’s common stock.

Former Chief Executive Officer

Charles M. Peck served as our Chief Executive Officer and Director from September 2008 through March 2010. Mr. Peck was President and Chief Operating Officer of Innovation Ventures, Inc., a strategy formulation consulting company from January 2008 to September 2008. Mr. Peck served as Senior Vice President, Product Marketing and Development of SchoolNet, Inc., an instructional management system enterprise software and services company, from 2006 to 2007. From 2003 through 2005, Mr. Peck served as President of Allenbrook, an enterprise software company serving the insurance market. Mr. Peck also served as Chief Executive Officer of theglobe.com, a publicly traded internet technology company from 2000 through 2002. From 1995 through 2000, Mr. Peck was Senior Vice President of the American Institute of Certified Public Accountants. He has served on the boards of Make-A-Wish and several technology companies.

Former Chief Financial Officer

Anne M. Donoho served as our Chief Financial Officer from April 2008 through October 2010. Prior to that, Ms. Donoho served as the Company’s Vice President, Finance from November 2006 through December 2007 and as interim Chief Financial Officer from December 2007 through April 2008. Prior to joining the Company, she served as an independent financial consultant for 10 years for publicly-held retail and financial services companies. Prior to that, she held various corporate controller, accounting, and financial reporting positions with Broadway Department Stores (1995 - 1996), The Walt Disney Company (1990 - 1994), Restaurant Enterprises Group, Inc. (1986 - 1990), and Denny’s Inc. (1983 - 1986). Ms. Donoho is a Certified Public Accountant licensed in California and holds an M.B.A. from the University of Southern California.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Director Independence and Qualifications

The Board of Directors has determined that none of our directors, except Steven C. Barre, has a relationship with the Company that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in the Marketplace Rules (“Nasdaq

Rules”) of The NASDAQ Stock Market (“Nasdaq”). Mr. Barre was appointed to serve as the Chief Executive Officer on December 23, 2010 and, prior to that, was appointed to serve as the Interim Chief Executive Office on March 16, 2010. Under the Nasdaq Rules, an interim Chief Executive Officer is not considered independent during the time that he holds that position. The Board also determined that, with the exception of Charles M. Peck our former chief executive officer, all other persons who served as our director during 2010 were independent under Nasdaq rules, In determining the independence of our directors, the Board of Directors has adopted independence standards that mirror exactly the criteria specified by the SEC and the Nasdaq rules.

The Board believes that the qualifications of the directors, as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as a director of our Company. All of our directors have strong business backgrounds. Mr. Brown and Mr. Indick have significant experience in the area of corporate finance, each having worked in the investment or investment banking fields. Mr. Barre has many years of experience advising businesses and served as general counsel of a Jacuzzi Brands, Inc., a New York Stock Exchange company, for six years before the company was sold to a private equity firm. Mr. Brown also has financial expertise and serves as the financial expert on our Audit Committee.

The Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Audit Committee

The Audit Committee consists of two independent directors. As of March 4, 2011 the members of the Audit Committee are Mr. Brown, who serves as the Chairman, and Mr. Bass. The Audit Committee, which held 7 meetings during 2010, acts on behalf of the Board to oversee all material aspects of our reporting, control and audit functions. The Audit Committee’s role includes a particular focus on the qualitative aspects of financial reporting to stockholders and on our processes for compliance with significant applicable legal, ethical and regulatory requirements. The Board of Directors has determined that each of the directors serving on this committee is “independent” as defined by the Nasdaq Rules and that Mr. Brown further qualifies as an “audit committee financial expert” as such term is defined in the applicable rules of the Exchange Act. The Audit Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company’s corporate website, at http://www.tigrent.com on the “Investor Relations” page under “Corporate Governance.”

Compensation Committee

As of March 4, 2011, the Compensation Committee consists of Mr. Indick who serves as Chairman, and Mr. Brown. The Compensation Committee, which held 3 meetings during 2010, oversees our executive compensation plans and programs and reviews and recommends changes to these plans and programs, monitors the performance of the Chief Executive Officer and other senior executives officers in light of corporate goals set by the Committee, reviews and approves the compensation of the Chief Executive Officer and other senior executive officers and reviews management succession planning. The Board of Directors has determined that each of the directors serving on this committee is “independent” as defined by the Nasdaq Rules. The Compensation Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company’s corporate website, at http://www.tigrent.com on the “Investor Relations” page under “Corporate Governance.”

Nominating and Corporate Governance Committee

As of March 4, 2011, the Nominating and Corporate Governance Committee consists of Mr. Bass, who serves as the Chairman, and Mr. Indick. The Nominating and Corporate Governance Committee, which held 3 meetings during 2010, develops and recommends to the Board a set of corporate governance principles applicable to us, identifies qualified individuals to become members of the Board, selects, or recommends that the Board select, the director nominees for the next Annual Meeting of Shareholders, receives comments from all directors and reports annually to the Board with assessment of the Board’s performance and prepares and supervises the Board’s annual review of director independence. The Board of Directors has determined that each of the directors serving on this committee is “independent” as defined by the Nasdaq Rules. The Nominating and Corporate Governance Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company’s corporate website, at http://www.tigrent.com on the “Investor Relations” page under “Corporate Governance.”

Committee on Related Parties

As of March 4, 2011, the Committee on Related Parties consists of Mr. Barre and Mr. Brown. The Committee on Related Parties, which did not meet formally during 2010, was formed on October 31, 2008 to address specific transactions that occurred in earlier years that were found during the restatement of the financial statements for fiscal years ended 2002-2006, as filed in the 2006 Form 10-K/A on January 15, 2009. The Committee on Related Parties has the authority to conduct, in a neutral and unbiased manner, a review of the facts and circumstances surrounding related party transactions involving Russell A. Whitney and the Company or its affiliates, whether identified by the Committee on Related Parties or otherwise, and in connection therewith to review the activities of other individuals involved in such transactions who may have owed duties to the Company including, but not limited to, John Kane and Ronald Simon, and to develop and implement recommendations on behalf of the Company with respect to such related party transactions. The Board of Directors has determined that Mr. Brown is “independent” as defined by the Nasdaq Rules.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Conduct and a Code of Business Conduct and Ethics that embody our commitment to conduct business with the highest ethical standards. The Code of Conduct provides principles and standards by which directors, officers, and employees will conduct themselves. To the extent possible, we have requested that all independent contractors and key vendors involved with us adhere to the principles set forth in the Code of Conduct.

In addition to the Code of Conduct, our directors, executive officers, and senior financial officers are also subject to the Code of Business Conduct and Ethics and are expected to adhere to the principles and procedures set forth. Both the Code of Conduct and the Code of Business Conduct and Ethics are available on our corporate website, at http://www.tigrent.com on the “Investor Relations” page under “Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities and furnish us with copies of those reports. To our knowledge, and except as disclosed below, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2010, officers, directors and greater than 10% beneficial owners timely filed all reports required by Section 16(a). On December 28, 2010, Prides Capital Partners, LLC filed a Form 4 one day late with respect to Mr. Indick’s stock grant on December 22, 2010. An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and greater than 10% shareholders who did not file a Form 5 unless we have obtained a written statement that no filing is required. At the date of this report, we have not received a written statement that no such filing is required from Ingrid Whitney and Russell Whitney.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Program

This section describes the material elements of compensation awarded to, earned by or paid to the individuals who served as our principal executive officers, principal financial officers and certain other executive officers during 2010. These individuals are listed in the “Summary Compensation Table” below and are referred to as the “Named Executive Officers.”

Our executive compensation program is determined and proposed by our Compensation Committee and is approved by our Board of Directors. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting compensation levels for our other executive officers.

As of March 4, 2011, our current Named Executive Officers did not have employment agreements with the Company.

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

In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Base salaries, perquisites and personal benefits, and severance and other termination benefits are primarily intended to attract and retain highly qualified executives. We believe that in order to attract and retain top executives, we need to provide them with compensation levels that reward their continued productive service. Annual incentive bonuses are primarily intended to motivate our executive officers to achieve specific strategies and operating objectives, although we believe they also help us to attract and retain top executives. Our long-term equity incentives are primarily intended to align executive officers’ long-term interests with shareholders’ long-term interests, although we believe they also play a role in helping us to attract and retain top executives. Annual bonuses and stock option grants are the elements of our executive compensation program designed to reward performance and thus the creation of shareholder value.

We view our current executive compensation program as one in which the individual components combine together to create a total compensation package for each executive officer that we believe achieves our compensation objectives. In determining our current executive compensation program and the amounts of compensation for each component of our program, the Compensation Committee evaluates the current executive compensation data for companies in our industry. The Compensation Committee believes that our current executive compensation program is appropriate based on the evaluation of the compensation paid by companies in our industry for similarly situated employees.

Role of Compensation Committee and Executive Officers in Compensation Decisions

The role of our Compensation Committee is to oversee our compensation programs and retirement plans and policies and review and approve all compensation decisions relating to the Company’s Named Executive Officers, including our Chief Executive Officer. Our Compensation Committee reviews, and in consultation with the entire Board of Directors and our Chief Executive Officer (other than with respect to his own compensation), makes all compensation decisions for the Named Executive Officers. The Compensation Committee reviews and recommends and the independent members of the Board of Directors approves the annual compensation package of our Chief Executive Officer.

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

Setting Executive Compensation

In furtherance of the philosophy and objectives described above, in setting compensation for our executive officers, our Compensation Committee considered data obtained from the consulting firm of Pearl Meyer & Partners, in addition to other factors, to assess competitive pay levels and establish compensation targets for base salary, annual incentives and long-term incentives. The data from the Pearl Meyer & Partners surveys reflects compensation practices of companies in the education industry with annual revenue and free cash flow that are comparable to our own, and includes data for executives with responsibilities cutting across the entire enterprise (“survey data”).

Base Salary

We provide our executive officers and other employees with a base salary designed to compensate them for the day-to-day services rendered to us during the fiscal year. Our Compensation Committee reviews each executive officer’s salary and performance annually. Market data from the survey group is used to determine base salary ranges for our executive officers based on the position and responsibility. An executive officer’s actual salary relative to this competitive salary range varies based on the level of his or her responsibility, experience, individual performance and internal pay-equity considerations. Specific salary increases take into account these factors and the current market for management talent. Salary increases are considered by the Compensation Committee each year.

Annual Incentive Compensation

We implemented an Executive Incentive Plan (the “Bonus Plan”) for our executive officers and other participating employees in 2009. The Bonus Plan, administered by the Compensation Committee, provides that the Compensation Committee will determine the total amount of performance incentive bonuses to be paid to participants under the Bonus Plan. Bonuses are based upon specific measures of our financial performance and achievement of each participant’s agreed upon annual goals.

Specifically, the Bonus Plan provides for target bonuses as a percent of each participant’s yearly salary. The target bonuses for our executive officers are as follows:

Chief Executive Officer—100%
Senior Executive Officers—50%
Vice Presidents—15% to 50%, as specified

Lower level executive officers may participate in the plan as designated.

Payouts under the Bonus Plan are subject to the approval of the Compensation Committee following the finalization of our annual financial results and are based upon the following metrics, (i) Total Annual Cash Sales, (ii) Overall Adjusted EBITDA, (iii) increase in Adjusted EBITDA and (iv) achievement of the participant’s individual goals. There were no bonuses earned during 2010 under the Bonus Plan.

Equity Incentive Compensation

The principal purpose of our equity incentive compensation is to motivate our executives to help us achieve our long-range performance goals that will enhance our value and, as a result, enhance the price of our stock and our shareholders’ returns on their investments.

Our 2009 Incentive Plan (“Incentive Plan”), which was approved by our shareholders on September 2, 2009, provides for the issuance of up to 1.3 million shares of our common stock. The Incentive Plan allows for the granting of a broad range of award types, including stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units and other stock awards. Employees, directors, officers and consultants are eligible to receive awards. The purpose of the Incentive Plan is to motivate participants to achieve long range goals, attract and retain eligible employees, provide incentives competitive with other similarly situated companies and align the interest of employees and directors with those of our shareholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors.  On December 22, 2010, the Compensation Committee approved restricted stock award grants for 900,000 shares of common stock to certain officers pursuant to the Incentive Plan. The awards vest fully on December 22, 2014, or upon a “change of control”, as defined in the Incentive Plan. In addition, on December 22, 2010, we awarded 20,000 shares of common stock to each of our three non-employee independent directors, valued at $0.06 per share, reflecting our stock price on the grant date. In September 2008, our Board of Directors entered into a Restricted Performance Share Agreement with our former Chief Executive Officer, providing for the issuance of 600,000 restricted shares of our Common Stock, which would have vested in accordance with certain market and service conditions. Effective March 16, 2010, our former Chief Executive Officer was no longer employed by us, and these shares, which never vested, were forfeited on June 14, 2010.

Deferred Compensation Plans

We do not have a deferred compensation plan.

Retirement benefits

We have a 401(k) employee savings plan for eligible employees that provides for a matching contribution from us, determined each year at our discretion. On October 10, 2008, we suspended all matching contributions, and therefore incurred no such expense in 2010 and 2009.

Medical, dental, life insurance and disability coverage

We provide other benefits such as medical, dental and life insurance and disability coverage to each Named Executive Officer in benefits plans that are also provided to all eligible U.S. based salaried employees. Eligible employees, including the Named Executive Officers, can purchase additional life, dependent life and accidental death and dismemberment coverage as part of their employee benefits package. The value of these benefits is not included in the Summary Compensation Table as they are made available on a companywide basis to all U.S. based salaried employees.

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

For 2010, the annual salary paid to our Named Executive Officers did not exceed $1.0 million. Stock options granted under the terms of long-term incentives are exempt as performance-based compensation for purposes of calculating the $1.0 million limit. To maintain flexibility in compensating the Named Executive Officers in a manner designed to promote varying corporate goals, the Committee reserves the right to recommend and award compensation that is not deductible under Section 162(m).

Compensation Committee

As of December 31, 2010, our Compensation Committee was comprised of Messrs. Indick, Chairman, and Brown, both of whom were independent directors at that time. These directors were also outside directors for purposes of Section 162(m) of the Internal Revenue Code and non-employee directors for purposes of Section 16 of the Securities Exchange Act of 1934 at that time. Each member was free of any relationship that, in the judgment of the Board from time to time, would interfere with the exercise of his or her independent judgment.

Executive Compensation Tables

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executives during 2010 and 2009:

Summary Compensation

For the years ended December 31, 2010 and 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)		All Other Compensation ($)(6)	Total ($)
Steven C. Barre (1)	2010	176,507	—	30,000		3,000	209,507
Chief Executive Officer and Director
Charles F. Kuehne (2)	2010	48,000	—	6,000		—	54,000
Interim Chief Financial Officer
James E .May	2010	173,227	—	12,000		—	185,227
Chief Administrative Officer and General Counsel	2009	176,033	35,000	—		—	211,033
Charles M. Peck (3)	2010	125,695	—	—		384,200	509,895
Former Chief Executive Officer and Director	2009	380,000	—	526,000	(3)	—	906,000
Anne M. Donoho (4)	2010	214,222	—	—		—	214,222
Former Chief Financial Officer	2009	260,000	26,000	—		—	286,000

(1)                                Mr. Barre has served as our Chief Executive Officer since December 23, 2010 and as Interim Chief Executive Officer since March 16, 2010.

(2)                                Mr. Kuehne has served as our Interim Chief Financial Officer since October 19, 2010.

(3)                                Mr. Peck left the Company on March 16, 2010. Mr. Peck was granted 600,000 restricted performance shares in connection his employment agreement. The grant was subject to shareholder approval, which occurred on September 2, 2009. The shares vest in accordance with certain market and service conditions. The fair value of these awards was estimated in accordance with ASC 718, Compensation—Stock Compensation, and were forfeited in 2010.

(4)                               Ms. Donoho left the Company on October 19, 2010.

(5)                                On December 22, 2010, the Compensation Committee of the Board of Directors approved restricted stock award grants to our executive officers pursuant to our Incentive Plan as follows: Mr. Barre — 500,000 shares; Mr. Kuehne — 100,000 shares; and Mr. May — 200,000 shares. The awards vest fully on December 22, 2014, or upon a “change of control”, as defined in the Incentive Plan. The share price on the grant date was $0.06.

(6)                                Mr. Barre’s other compensation is the estimated value from the personal use of his Company-provided vehicle. Mr. Peck’s other compensation reflects severance benefits ($380,000) and relocation benefits ($4,200). As of December 31, 2010, we owed approximately $211,000 of the total severance due to Mr. Peck.

The following table provides information on the holdings of stock options and stock awards by the Named Executives Officers as of December 31, 2010. This table includes unexercised and unvested option awards.

Outstanding Equity Awards

Year ended December 31, 2010

	Option awards				Stock awards (1)
Name	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)
Steven C. Barre	10,000	—	2.50	2/1/2018	500,000	30,000
Charles F. Kuehne	—	—	—	—	100,000	6,000
James E. May	—	—	—	—	200,000	12,000
Anne M. Donoho (2)	50,000	—	2.30	12/5/2017	—	—

(1)                                On December 22, 2010, the Compensation Committee of the Board of Directors approved restricted stock award grants to our executive officers pursuant to our Incentive Plan. The awards vest fully on December 22, 2014, or upon a “change of control”, as defined in the Incentive Plan. The share price on the grant date was $0.06.

(2)                                Ms. Donoho’s stock options vested 25% on the grant date, an additional 25% vested on the first anniversary of the grant date, another 25% vested on the second anniversary of the grant date and 25% of the shares vest on the third anniversary of the grant date. All options expire ten years from the date of grant. Ms. Donoho left the Company on October 19, 2010 and all of her options were forfeited on January 19, 2011.

Potential payments upon termination or change in control

As mentioned above, we do not have any employment agreements with our current Named Executive Officers. However, on December 22, 2010, our Named Executive Officers were issued restricted stock award grants that would vest immediately upon a change in control, as defined in the agreements.  The total value of the shares granted to our Named Executive Officers, had they vested on the December 22, 2010 grant date, was $48,000.

Our Named Executive Officers have also signed our standard confidentiality and non-competition agreement that applies for certain time periods following the employee’s termination of employment for any reason. The non-competition time period after termination of employment is generally one to two years.

Director Compensation

In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required of members of the Board.

Steven C. Barre and Charles M. Peck, when serving as employee directors during parts of 2010, did not receive any additional compensation for serving on the Board.

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

In addition to receiving a quarterly retainer, directors have been generally eligible to receive sign-on and/or annual bonus and/or stock options. On December 22, 2010, each non-employee directors received a 20,000 share stock award that vested immediately, valued at $0.06 per share, representing the market value of our stock on the date of grant.

Compensation paid to each non-employee director during 2010 is as follows:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Steven C. Barre (1)	12,500	—	12,500
J. Hunter Brown	45,000	1,200	46,200
Murray A. Indick	50,000	1,200	51,200
James K. Bass (2)	30,000	1,200	31,200
Jason Hammerman (3)	20,000	—	20,000

(1)                                  Mr. Barre was a non-employee director from February 1, 2008 through March 16, 2010.

(2)                                  Mr. Bass was appointed to the Board of Directors on May 3, 2010.

(3)                                  Mr. Hammerman resigned from the Board of Directors on May 3, 2010.

The aggregate number of option awards and respective grant date option exercise price per share outstanding at December 31, 2010 for each non-employee director, as applicable, is reflected in the following chart:

Director	Grant date	Options	Grant date option exercise price per share
Murray A. Indick	November 21, 2007	10,000	$2.25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial common stock ownership as of March 4, 2011, by (i) of each person known by us to be the beneficial owner of five percent or more of our common stock, (ii) by each of our directors and Named Executive Officers and directors and by (iii) all directors and Named Executive Officers as a group.

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

Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights. The address for each Named Executive Officer and director is care of Tigrent Inc., 1612 East Cape Coral Parkway, Cape Coral, Florida 33904. As of March 4, 2011, we had 13,088,587 shares issued and outstanding. This table is based upon information supplied to us by our Named Executive Officers, directors and principal shareholders and/or contained in reports filed by these persons with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of class
Named Executive Officers and directors:
Steven C. Barre (1)(2)	10,000	*
Charles F. Kuehne (1)	—	*
James E. May (1)	—	*
Murray A. Indick (2)(4)	35,800	*
James K. Bass	20,000	*
J. Hunter Brown (3)	46,491	*
Named Executive Officers and directors as a group (seven persons)	112,291	0.9
Beneficial owners of more than 5% of the common stock:
Russell A. Whitney (5) 4818 Coronado Parkway, #10 Cape Coral, FL	2,856,375	21.8
Ingrid Whitney (6) 232 Bayshore Drive Cape Coral, FL	2,277,444	17.4
Prides Capital Fund I, LP (7) c/o Prides Capital LLC 200 High Street, Suite 700 Boston, MA 02110	1,766,900	13.5
Kingstown Capital Partners, LLC (8) 1270 Broadway, Suite 1009 New York, NY 10001	1,203,450	9.2
Tapestry Investment Partners, LP 1000 Chapel View Blvd., Suite 240 Cranston, RI 02920 (9)	684,800	5.2
Eliot Rose Asset Management, LLC and Gary S. Siperstein 1000 Chapel View Blvd., Suite 240 Cranston, RI 02920 (9)	934,800	7.1
Rich Global, LLC 4330 North Civic Center Plaza, Suite 101 Scottsdale, Arizona, 85251	1,290,000	9.9

*                                         Less than 1%

(1)                                In accordance with SEC rules, this column includes shares that may be acquired pursuant to stock options and common stock purchase warrants that are or will become exercisable within 60 days of December 31, 2010. These amounts exclude the restricted stock awards granted to officers on December 22, 2010 which do not vest until 2014.

(2)                                Includes shares underlying vested stock options as follows: Murray A. Indick 10,000 options; and Steven C. Barre 10,000 options.

(3)                                Includes 6,000 shares held by the JDD Trust, and 12,991 shares held by the SGAP Brown Trust. Mr. Brown is the trustee of the SGAP Brown Trust and the JDD Trust and has the sole power to vote and dispose of Tigrent’s common stock owned by these trusts. Mr. Brown disclaims beneficial ownership of the shares held by the SGAP Brown Trust and the JDD Trust.

(4)                                Excludes 1,731,100 shares owned by Prides Capital Fund I, LP. Mr. Indick, an employee of Prides Capital LLC, does not vote the shares owned by Prides Capital Fund I, LP and disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest in Prides Capital LLC.

(5)                                Includes (i) 437,500 shares held by International Securities 3, LLC (“IS3”) which is beneficially owned by Russell Whitney, and (ii) 2,418,875 shares held by Day One, LLC (“Day One”), which is beneficially owned by Mr. Whitney. This information was obtained from a Schedule 13G filed by Ingrid Whitney with the SEC on March 13, 2008 and a Schedule 13D filed by Russell Whitney, IS3 and Day One with the SEC on April 28, 2008. Additional information was obtained from our stock transfer agent as of December 31, 2010.

(6)                                This information was obtained from a Schedule 13G filed by Ingrid Whitney with the SEC on March 13, 2008 and a Schedule 13D filed by Russell Whitney, IS3 and Day One with the SEC on April 28, 2008. Additional information was obtained from our stock transfer agent as of December 31, 2010.

(7)                                Information obtained from a Schedule 13D filed by Prides Capital Partners LLC with the SEC on November 15, 2007 and Form 4 filed on December 28, 2010. Murray A. Indick, Kevin A. Richardson, II, Henry J. Lawlor, Jr., Charles E. McCarthy and Christian Puscasiu may be deemed to share voting and dispositive power over these shares. In addition, this amount reflects 10,000 vested stock options awarded to Mr. Indick.

(8)                                Information obtained from a Form 4 filed on July 8, 2010 and from a Schedule 13D filed on September 8, 2009, each filed jointly by Kingstown Capital Partners LLC (“Kingstown GP”), Kingstown Partners L.P. (“Kingstown”), Kingstown Capital Management L.P. (“Kingstown Capital”), Kingstown Management GP LLC (“Kingstown Management”), Michael Blitzer, Guy Shanon, Hammerman Capital Partners, LP, SGAP Brown Trust, JDD Trust, Jason Hammerman, and J. Hunter Brown. Kingstown GP is the general partner of Kingstown. Mr. Blitzer and Mr. Shanon are each managing members of Kingstown GP. Kingstown Management is the general partner of Kingstown Capital. Mr. Blitzer and Mr. Shanon are each managing members of Kingstown Management. By virtue of these relationships, each of the reporting persons may be deemed to be beneficial owners of more than 10% of the outstanding common stock.

(9)                                Information obtained from Schedule 13G/A filed on February 15, 2011. Gary S. Siperstein is managing member of Tapestry Investment Partners, LLC, which is the general partner of Tapestry Investment Partners, LP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions during fiscal 2010 and 2009 between the Company and its executive officers, directors, nominees, principal shareholders and other related parties involving amounts in excess of $120,000 or which the Company has chosen to voluntarily disclose.

Costa Rica

As of December 31, 2010, our remaining ownership interest in Costa Rica and Panamanian entities included a hotel and beachfront land concession known as Monterey del Mar, S.A. (“MDM”) and Mar y Tierra del Oeste, S.A. (“MTO”), respectively. We have a 67.5% ownership or beneficial interest in the entities totaling $1.2 million, which is included in Investments in real estate. The MDM/MTO investment is accounted for in our consolidated financial statements. For the years ended December 31, 2010 and 2009, using the equity method of accounting, we recorded our share of the losses related to our interests in these entities of approximately $0.3 million and $0.2 million, respectively.

In addition, we own a 50% interest in Monterey del Llano, S.A. (“MDL”), which owns a one-third interest in Monterey Group, S.A. (“MG”), whose only asset is two and one-half acres of beachfront land adjacent to MDM/MTO, our hotel property. Our former Chairman and Chief Executive Officer, Mr. Whitney, indirectly owns approximately 50% of MDL and 22% of MG. MDL and MG are not operating entities and have no operating results. Therefore, we do not record an equity interest related to these entities. We have engaged a real estate broker to assist us with the sale of the hotel, but there can be no assurance that a sale will occur in 2011 or at all.

A committee of the Board of Directors is responsible for reviewing Costa Rica transactions regarding compliance with the applicable governance and related party transaction requirements.

In May 2010, we entered into new agreements with Rich Global, LLC and Rich Dad Operating Company, LLC (“RDO”) to restructure the agreements under which we license and operate the Rich Dad brand. In connection with the restructuring, Rich Global, LLC became a 9.9% shareholder of the Company.  In accordance with the terms of the 2010 Rich Dad License Agreement, we paid RDO, approximately $3.2 million during the year ended December 31, 2010. As of December 31, 2010, we owed approximately $3.6 million of current and deferred royalty payments, as defined in the 2010 Rich Dad License Agreement, of which approximately $2.8 million pertained to June 2010 through December 2010 activity. We suspended the 2010 royalty payments in conjunction with our mid-year business restructuring in an effort to conserve our available cash balances. On March 25, 2011, we entered into a credit agreement with the Rich Dad Parties that converted these royalties due into a promissory note with stated terms. See Note 14—Subsequent Event in the Notes to Consolidated Financial Statements for the year ended December 31, 2010 contained in Part II, Item 8 of this Annual Report for further information. This credit agreement effectively put us back in compliance with the terms set forth in the 2010 Rich Dad License Agreement. Beginning in 2011, we resumed paying royalties due relating to 2011 activity under the 2010 Rich Dad License Agreement.

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

It is the Company’s policy that the Committee shall approve any related party transaction before the commencement of the transaction. However, if the transaction is not identified before commencement, it must still be presented to the Committee for its review and ratification. A committee of the Board of Directors is responsible for reviewing matters including the Gulfstream Transactions, Costa Rican Transactions, Whitney Leadership acquisition, the Equity Corp. acquisition and fees and expenses paid to Russell A. Whitney regarding compliance with the applicable governance and related party transaction requirements.

Director Independence

For a description of our Board of Directors and its compliance with the independence requirements therefore as promulgated by the Securities and Exchange Commission and Nasdaq, see “Item 10—Directors, Executive Officers and Corporate Governance.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Ehrhardt Keefe Steiner & Hottman, P.C., Denver, Colorado (“EKS&H”), conducted audits of our Consolidated Financial Statements for the years ended December 31, 2010 and 2009. It is our understanding that EKS&H is obligated to maintain audit independence as prescribed by the accounting profession and certain requirements of the SEC. Our Audit Committee approves, in advance, non-audit services provided by EKS&H, and it considers the effect, if any, of such services on audit independence. All services provided by EKS&H in 2010 were pre-approved in accordance with these procedures and the Audit Committee concluded that the services provided by EKS&H for activities unrelated to the audit in 2010 are compatible with EKS&H maintaining its independence.

The following table presents fees for professional services rendered by EKS&H, our independent auditor, for the years ended December 31, 2010 and 2009 (in thousands):

	Years ended December 31,
	2010	2009
Audit fees	$418	$480
Audit-related fees (1)	55	87
Tax fees (2)	185	398
All other fees	6	23
Total fees	$664	$988

(1)                                  Primarily includes the fees for the audit of our 401(k) plan.

(2)                                  Primarily relates to tax compliance, tax advice and tax planning, including assistance with ongoing IRS examinations.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Title	Method of filing
3.01	Articles of Incorporation of the Registrant, as amended	Incorporated by reference to Exhibit 3.1 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
3.02	Articles of Amendment of the Company filed with the Colorado Secretary of State on September 21, 2009	Incorporated by reference to Exhibit 3.01 in the Form 10Q filed with the SEC on November 13, 2009.
3.03	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
3.04	Amended Bylaw provision—Article VI—Section 10	Incorporated by reference to Exhibit 3.1 in the Company’s Form 8-K filed with the SEC on December 3, 2008.
10.01	Employment and Restricted Performance Share Agreements dated September 17, 2008 between the Company and Charles M. Peck	Incorporated by reference to Exhibits 10.1 and 10.2 in the Form 8-K filed with the SEC on September 22, 2008.
10.02	Severance Agreement dated December 16, 2007 between the Company and Ms. Donoho	Incorporated by reference to Exhibit 10.11 in the Form 8-K filed with the SEC on December 22, 2008.
10.03	1998 Stock Option Plan	Incorporated by reference to Exhibit 99.3 in the Registrant’s Registration Statement on Form 10 SB/12G filed with the SEC on March 6, 2001.
10.04	Operating Agreement dated July 18, 2006 for Rich Dad Education, LLC

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

10.08	Amendment dated May 2, 2007 to the License Agreement between Tigrent Inc. and Rich Dad Education, LLC	Incorporated by reference to Exhibit 10.17 in the Form 10-K filed with the SEC on January 15, 2009.
10.09	Stockholders Agreement dated as of December 12, 2005 among the Company, Prides Capital Fund I, L.P., acting through Prides Capital Partners, LLC, EduTrades, Inc. and Russell A. Whitney	Incorporated by reference to Exhibit 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.
10.10	Warrant Agreement—Private Placement	Incorporated by reference to Exhibits 10.01, 10.02, 10.03 and 10.04 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 11, 2006.

10.11	Settlement Memorandum dated September 13, 2009 between Whitney Information Network, Inc., WIN CRII Trust, Russell A. Whitney, M. Barry Strudwick, Susan Weiss and Carl Weiss	Incorporated by reference to Exhibit 10.01 in the Form 10Q filed with the SEC on November 13, 2009.
10.12	Tigrent Inc 2009 Incentive Plan	Incorporated by reference to Appendix A in the definitive proxy statement filed with the SEC July 24, 2009.
10.13	License Agreement dated May 26, 2010 by and among Tigrent Inc., Rich Global, LLC and Rich Dad Operating Company, LLC	Previously Reported on a Current Report on Form 8-K filed with the SEC on June 2, 2010.
10.14	Settlement Agreement and Release dated May 26, 2010 by and among Tigrent Inc., Rich Global, LLC and Rich Dad Operating Company, LLC	Previously Reported on a Current Report on Form 8-K filed with the SEC on June 2, 2010.
10.15	Revised 2010 Annual Base Salaries of Named Executive Officers as of August 1, 2010	Previously Reported on a Current Report on Form 8-K filed with the SEC on July 22, 2010.
10.16	Loan Purchase Agreement between SCB Building, LLC, an affiliate of Tigrent Inc., and Sentinel Capital Partners, LLC, dated September 23, 2010.	Incorporated by reference to Exhibit 10.01 in the Form 10Q filed with the SEC on November 12, 2010.
10.17	Forbearance Agreement between Tigrent Inc., M. Barry Strudwick, Susan Weiss and certain other parties, dated October 7, 2010.	Incorporated by reference to Exhibit 10.01 in the Form 10Q filed with the SEC on November 12, 2010.
10.18	Employment Arrangement between Tigrent Inc. and Charles F. Kuehne, dated October 14, 2010	Previously Reported on a Current Report on Form 8-K filed with the SEC on October 19, 2010.
10.19	2010 Annual Base Salaries of Named Executive Officers for pay periods ending on or after October 29, 2010.	Previously Reported on a Current Report on Form 8-K filed with the SEC on November 3, 2010.
10.20	Standard Restricted Stock Award Grant Notice and Agreement	Filed herewith.
14.01	Code of Conduct	Incorporated by reference to Exhibit 14.01 in the Form 10-K filed with the SEC in January 15, 2009.
21.01	List of Subsidiaries	Filed herewith.
31.01	Section 302 Certification by the Chief Executive Officer	Filed herewith.
31.02	Section 302 Certification by the Interim Chief Financial Officer	Filed herewith.
32.01	Section 906 Certification of the Chief Executive Officer	Filed herewith.
32.02	Section 906 Certification of the Interim Chief Financial Officer	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGRENT INC.
	By:	/s/ STEVEN C. BARRE

Steven C. Barre
Dated: March 31, 2011		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ STEVEN C. BARRE
Steven C. Barre	Chief Executive Officer and Director	March 31, 2011

/s/ CHARLES F. KUEHNE
Charles F. Kuehne	Interim Chief Financial Officer	March 31, 2011

/s/ MURRAY A. INDICK
Murray A. Indick	Chairman of the Board of Directors	March 31, 2011

/s/ J. HUNTER BROWN
J. Hunter Brown	Director	March 31, 2011

/s/ JAMES K. BASS
James K. Bass	Director	March 31, 2011